Form 10-Q
period 2005-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2005-08-11
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-117367

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1237795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
326 Third Street
Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

(732) 367-0129
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 11, 2005, there were 20,000 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3
	Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary Consolidated Statement of Cash Flows for the Six months ended June 30, 2005 (unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$254,754	$205,489

Liabilities and Stockholder’s Equity
Due to affiliate	$52,754	$3,489
Minority interest	2,000	2,000
Stockholder’s equity:
Preferred shares, 10,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 60,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Retained earnings	—	—

Total stockholder’s equity	200,000	200,000

Total Liabilities and Stockholder’s Equity	$254,754	$205,489

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

June 30, 2005
Cash Flows From Operating Activities

Increase in amounts due to affiliate	$49,265

Cash and cash equivalents—beginning of period	205,489

Cash and cash equivalents—end of period	$254,754

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”), a Maryland corporation formed on June 8, 2004, intends to qualify as a real estate investment trust (“REIT”). The Company is externally managed by the Lightstone Value Plus REIT, LLC (the “Advisor”).

The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and the Company began offering its common shares for sale on May 24, 2005. Lightstone Securities, LLC (the “Dealer Manager”) is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company intends to sell a minimum of 1,000,000 common shares, and a maximum of 30,000,000 common shares, at a price of $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan).

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), and as a result, holds a 99.9% limited partnership interest in the Operating Partnership. The Advisor also contributed $2,000 to the Operating Partnership in exchange for a .1% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to reimburse organizational and offering costs paid by the Advisor on the Company’s behalf (see Note 2, Organizational Costs). If the minimum offering is not sold, the Company will not be responsible for the costs of its organization or offering.

The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership. The Operating Partnership currently has no operations and no assets other than the partners’ initial capital contributions, but the Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. As of August 11, 2005, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. Lightstone Value Plus REIT Management LLC, (the “Property Manager”) will serve as the Company’s property manager.

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements. (See Note 3, Related Party Transactions).

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the consolidated balance sheet as of June 30, 2005 and the consolidated statement of cash flows for the six months ended June 30, 2005 in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2005 and cash flows for the six months then ended. Balance sheet data as of December 31, 2004 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2004 included in the Registration Statement.

Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds, and temporary investments in short-term instruments with original maturities equal to or less than three months.

Principles of Consolidation

The financial statements include the accounts of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

Use of Estimates

The presentation of the balance sheet in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

For the year ending December 31, 2005, the Company intends to make an election to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2005. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Organization and Offering Costs

The Company estimates offering costs of approximately $1,500,000 if the minimum offering of 1,000,000 shares is sold, and approximately $30,000,000 if the maximum offering of 30,000,000 shares is sold. The Advisor had incurred on behalf of the Company, organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), other than selling commissions and dealer manager fees, of approximately $890,527 and $412,001 as of June 30, 2005 and December 31, 2004, respectively. These costs are not recorded in the financial statements of the Company as of June 30, 2005 and December 31, 2004 because such costs will not be a liability of the Company until the minimum number of shares of its common stock is issued, and such costs will only become a liability of the Company to the extent they do not exceed 10% (including selling commissions and dealer manager fees) of the gross proceeds of the Offering. When recorded by the Company, organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

3. Related Party Transactions

The Company has agreements with the Dealer Manager, Advisor and Property Manager to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager, Dealer Manager and their affiliates to perform such services as provided in these agreements.

Fees / Compensation	Amount

Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The estimated selling commissions are expected to be approximately $700,000, if the minimum offering is sold, and approximately $21,000,000 if the maximum offering is sold.

Dealer Management Fee
The Dealer Manager will be paid up to 1% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $100,000, if the minimum offering of shares is sold, and approximately $3,000,000 if the maximum offering is sold.

Soliciting Dealer Warrants
The Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant. Each warrant will be exercisable for one share of the company’s common stock at an exercise price of $12.00 per share.

Reimbursement of Offering Expenses
The Company estimates offering costs of approximately $1,500,000, if the minimum offering is sold, and approximately $30,000,000 if the maximum offering is sold. After having sold at least the minimum offering amount, the Company will reimburse offering costs paid by the Advisor or its affiliates on the Company’s behalf. If the minimum offering is not sold, the Company will not be responsible for the costs of its organization or offering.

Reimbursement of Other Expenses
The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

3. Related Party Transactions (continued):

Fees / Compensation	Amount

Acquisition Fee
The Advisor will be paid 2.75% of the gross contract purchase price of any property purchased by an affiliate. The acquisition fee and expenses for any particular property will not exceed, in the aggregate, 5% of the gross contract purchase price of the property.

The following amounts may be paid as an acquisition fee, and for the reimbursement of acquisition expenses including but not limited to legal fees and expenses, travel and communication, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees, title insurance and miscellaneous expenses related to selection and acquisition of properties: a maximum of $275,000 ($1,100,000, assuming long-term permanent leverage of approximately 75%) if the minimum number of shares are sold; $8,250,000 ($33,000,000, assuming long-term permanent leverage of approximately 75%) if the maximum number of shares are sold. However, the actual amounts cannot be determined at the present time.

Property Management -Residential / Retail	The Property Manager will be paid a monthly management fee of 5% of the gross revenues from residential and retail properties.

Property Management - Office / Industrial
The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

3. Related Party Transactions (continued):

Fees / Compensation	Amount

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately proceeding quarter.

For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

Lightstone SLP, LLC intends to purchase special general partner units in the Operating Partnership. These special general partner units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return, as described below:

Operating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold
Once a 7% return on their net investment is realized by stockholders, Lightstone SLP, LLC will receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

3. Related Party Transactions (continued):

Operating Stage Distributions	Amount of Distribution

12% Stockholder Return Threshold
Once a cumulative non-compounded return of 12% per year is realized by stockholders on their net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%
After the 12% return threshold is realized by stockholders and Lightstone SLP, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The special general partner units will also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold
Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold
Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

3. Related Party Transactions (continued):

Liquidating Stage Distributions	Amount of Distribution

Returns in Excess of 12%
After stockholders and Lightstone LP, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,”“our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P., which we refer to as “the Operating Partnership.”

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,”“will,”“seeks,”“anticipates,”“believes,”“estimates,”“expects,”“plans,”“intends,”“should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-117367) of Lightstone Value Plus Real Estate Investment Trust, Inc. filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) is a recently formed real estate company that intends to acquire and operate commercial and residential properties, principally in the United States. We intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-markets with constraints on the amount of additional property supply. Additionally, we seek to acquire multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; hotels or motels; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own.

Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded.

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations our sponsor, The Lightstone Group, in order to achieve economies of scale where possible. The Lightstone Group currently maintains operations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We intend to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders.

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2005, but as of the date of this Quarterly Report on Form 10-Q, we are not qualified as a REIT. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership.

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as our “Advisor,” pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We will pay our Advisor fees for services related to the investment and management of our assets, and we will reimburse our Advisor for certain expenses incurred on our behalf. The Advisor had incurred on behalf of the Company, organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), other than selling commissions and dealer manager fees, of approximately $890,527 and $412,001 as of June 30, 2005 and December 31, 2004, respectively.

We filed a Registration Statement with the SEC to offer a maximum of 30,000,000 common shares, par value $.01 per share, at a price of $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under the Company’s stock option plan). As of August 11, 2005, we have received subscriptions for 6,000 shares at $10 per share.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2005. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2005, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our sole source of funds was $200,000 from the sale of 20,000 shares to the Advisor on July 6, 2004, our Advisor’s contribution of $2,000 to the Operating Partnership, and a short-term advance of working capital from our Advisor in the amount of $52,754, for a total of $254,754 in cash. We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Our charter does not permit borrowings that would cause our aggregate borrowings to exceed seventy-five percent (75%) of the aggregate fair market value of our assets as of the date of any borrowing, provided, that borrowings on any individual asset may exceed such limit. Any excess in borrowing over such 75% level shall be approved by a majority of the independent directors of our board of directors, and disclosed to our stockholders in our next quarterly report. As of June 30, 2005, we had not entered into any loan agreements or incurred any indebtedness, excluding an obligation to repay a working capital advance of $52,754 to our Advisor.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Lightstone Securities, LLC (our “Dealer Manager”), and Lightstone Value Plus REIT Management LLC, (our “Property Manager) during the various phases of our organization and operation. During the organizational and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor,

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

as a result of its planned purchase of special general partner units in the Operating Partnership. If the minimum offering is not sold, the Company will not be responsible for the payment of any of these fees nor the costs of its organization and offering.

The amount of dividends to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

RESULTS OF OPERATIONS

As of the date of this Form 10-Q, our operations had not commenced because we were in our organizational stage. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

CRITICAL ACCOUNTING POLICIES

We believe our most critical accounting policies will be the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and the accounting for our derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, collect historical data and current market data, and analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Collectibility of Related Receivables

Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenue, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we must determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Investments in Real Estate

We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for buildings and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We will be required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We have adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we refer to as SFAS 144, and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate the collectibility of both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we will reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation

We will allocate the purchase price of an acquired property to tangible assets (which includes land, buildings and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Our estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors we may consider in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we will consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we would not expect to exceed 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Joint Venture Investments

We will evaluate our joint venture investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider Accounting Principle Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock,

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Statement of Opinion 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 96-16—Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of our partially-owned entities. In accordance with the above pronouncements, we will account for our investments in partially-owned entities under the equity method when we do not exercise direct or indirect control of the entity and our ownership interest is more than 3% but less than 50%, in the case of a partially-owned limited partnership, or more than 20% but less than 50%, in the case of all other partially-owned entities. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities would be consolidated.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially-owned entity is other than temporary, then we would record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities

We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We are not currently a party to any derivatives contracts.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance represents the majority of our assets and a 10% increase or decrease in interest rates would have no material effect on our financial position or results of operations.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Since the Company is considered a non-accelerated filer, we will not have to file Section 404 reports under the Sarbanes-Oxley Act of 2002 until its Form 10-K filing for 2006.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2005, our Registration Statement on Form S-11 (File No. 333-117367), covering a public offering, which we refer to as the “Offering”, of up to 30,000,000 common shares for $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under the Company’s stock option plan) was declared effective under the Securities Act of 1933. Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions for a minimum of 1,000,000 shares, as more fully described in the Registration Statement. As of August 11, 2005, we had not reached this minimum offering and thus had not received any proceeds from the Offering.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

On June 24, 2005, Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) engaged Amper, Politziner & Mattia, P.C. (“Amper”) as its independent registered public accounting firm. No audit or similar committee of the Board of Directors of the Company (the “Board”) made the decision to engage Amper, however the audit committee ratified the appointment of Amper on August 11, 2005. Since its incorporation and through June 24, 2005, the Company has not consulted with Amper in respect of the Company’s consolidated financial statements for the year ended December 31, 2004 regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On June 24, 2005, the Company dismissed Kamler, Lewis and Noreman LLP (“Kamler”) as its independent registered public accounting firm. Kamler’s report on the financial statements of the Company since its incorporation did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Further, since the Company’s incorporation and through June 24, 2005, there were no disagreements with Kamler regarding accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to Kamler’s satisfaction, would have caused Kamler to reference the disagreement’s subject matter in connection with its report. Finally, since the Company’s incorporation and through June 24, 2005, there have been no “reportable events,” as defined in Regulation S-K, Item 304(a)(1)(v). No audit or similar committee of the Board of Directors of the Company (the “Board”) made the decision to dismiss Kamler.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS

Exhibit Number		Description

3.1	*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.

3.2	*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.

4.1	*	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP.

10.1	*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.

10.2	*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.

10.3	*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.

10.4	*	Form of the Company’s Stock Option Plan.

10.5	*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.

10.6	*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein.

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 11, 2005	By:	/s/ David Lichtenstein
David Lichtenstein
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2005	By:	/s/ Michael M. Schurer
Michael M. Schurer
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)