Form 10-Q
period 2005-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2005-11-07
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 28, 2005, there were 20,000 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
INDEX

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and for the period from June 8, 2004 to September 30, 2004	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$202,000	$205,489

Liabilities and Stockholder’s Equity
Due to affiliate	$—	$3,489
Minority interest	2,000	2,000
Stockholder’s equity:
Preferred shares, 10,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 60,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Retained earnings	—	—

Total stockholder’s equity	200,000	200,000

Total Liabilities and Stockholder’s Equity	$202,000	$205,489

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2005	For the Period From Inception (June 8, 2004) Through September 30, 2004
Cash Flows From Operating Activities

Decrease in amounts due to affiliate	$(3,489)	$—
Net cash provided by (used in) operating activities	(3,489)	—
Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	200,000
Capital contribution from minority partner in consolidated partnership	—	2,000
Net cash provided by financing activities	—	202,000
Net increase (decrease) in cash and cash equivalents	(3,489)	202,000

Cash and cash equivalents-beginning of period	205,489	—
Cash and cash equivalents—end of period	$202,000	$202,000

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

The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and the Company began offering its common shares for sale on May 24, 2005. Lightstone Securities, LLC (the “Dealer Manager”) is serving as the dealer manager of the Company’s public offering (the “Offering”). On October 17, 2005, the Company’s filing of a Post-Effective Amendment to its Registration Statement was declared effective. The Post-Effective Amendment reduced the minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock. The information below reflects such reduction.

The Company intends to sell a minimum of 200,000 common shares, and a maximum of 30,000,000 common shares, at a price of $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions for a minimum of 200,000 shares, as more fully described in the Registration Statement. As of October 28, 2005, we have received subscriptions for 78,006 shares at $10 per share.

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), and as a result, holds a 99.01% limited partnership interest in the Operating Partnership. The Advisor also contributed $2,000 to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

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

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. As of October 28, 2005, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. Lightstone Value Plus REIT Management LLC, (the “Property Manager”) will serve as the Company’s property manager.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the unaudited consolidated balance sheet as of September 30, 2005 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2005 in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2005 and cash flows for the nine months ended September 30, 2005 and for the period from June 8, 2004 to September 30, 2004. Balance sheet data as of December 31, 2004 has been derived from the audited financial statements as of that date.

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

Organization and Offering Costs

The Company estimates offering costs of approximately $300,000 if the minimum offering of 200,000 shares is sold, and approximately $30,000,000 if the maximum offering of 30,000,000 shares is sold. The Advisor had incurred on behalf of the Company, organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), other than selling commissions and dealer manager fees, of approximately $957,988 and $412,001 as of September 30, 2005 and December 31, 2004, respectively. These costs are not recorded in the financial statements of the Company as of September 30, 2005 and

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)

December 31, 2004 because such costs will not be a liability of the Company until the minimum number of shares of its common stock is issued, and such costs will only become a liability of the Company to the extent they do not exceed 10% (including selling commissions and dealer manager fees) of the gross proceeds of the Offering. When recorded by the Company, organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity.

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

Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The estimated selling commissions are expected to be approximately $140,000, if the minimum offering is sold, and approximately $21,000,000 if the maximum offering is sold.

Dealer Management Fee
The Dealer Manager will be paid up to 1% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $20,000, if the minimum offering of shares is sold, and approximately $3,000,000 if the maximum offering is sold.

Soliciting Dealer Warrants
The Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant. Each warrant will be exercisable for one share of the company’s common stock at an exercise price of $12.00 per share.

Reimbursement of Offering Expenses
The Company estimates offering costs of approximately $300,000, if the minimum offering is sold, and approximately $30,000,000 if the maximum offering is sold. After having sold at least the minimum offering amount, the Company will reimburse offering costs paid by the Advisor or its affiliates on the Company’s behalf. If the minimum offering is not sold, the Company will not be responsible for the costs of its organization or offering.

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

The following amounts may be paid as an acquisition fee, and for the reimbursement of acquisition expenses including but not limited to legal fees and expenses, travel and communication, cost of appraisals, nonrefundable option payments on property not acquired, accounting fees, title insurance and miscellaneous expenses related to selection and acquisition of properties: a maximum of $55,000 ($220,000, assuming long-term permanent leverage of approximately 75%) if the minimum number of shares are sold; $8,250,000 ($33,000,000, assuming long-term permanent leverage of approximately 75%) if the maximum number of shares are sold. However, the actual amounts cannot be determined at the present time.

Property Management - Residential / Retail	The Property Manager will be paid a monthly management fee of 5% of the gross revenues from residential and retail properties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary and the notes thereto. As used herein, the terms “we,”“our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P., which we refer to as “the Operating Partnership.”

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

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our sponsor, The Lightstone Group, in order to achieve economies of scale where possible. The Lightstone Group currently maintains operations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico.

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

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as our “Advisor,” pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We will pay our Advisor fees for services related to the investment and management of our assets, and we will reimburse our Advisor for certain expenses incurred on our behalf. The Advisor had incurred on behalf of the Company, organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), other than selling commissions and dealer manager fees, of approximately $957,988 and $412,001 as of September 30, 2005 and December 31, 2004, respectively.

We filed a Registration Statement with the SEC to offer a maximum of 30,000,000 common shares, par value $.01 per share, at a price of $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under the Company’s stock option plan). As of October 28, 2005, we have received subscriptions for 78,006 shares at $10 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our sole source of funds was $200,000 from the sale of 20,000 shares to the Advisor on July 6, 2004 and our Advisor’s contribution of $2,000 to the Operating Partnership, for a total of $202,000 in cash. We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Our charter does not permit borrowings that would cause our aggregate borrowings to exceed seventy-five percent (75%) of the aggregate fair market value of our assets as of the date of any borrowing, provided, that borrowings on any individual asset may exceed such limit. Any excess in borrowing over such 75% level shall be approved by a majority of the independent directors of our board of directors, and disclosed to our stockholders in our next quarterly report. As of September 30, 2005, we had not entered into any loan agreements or incurred any indebtedness.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Since the Company is considered a non-accelerated filer, we will not have to file Section 404 reports under the Sarbanes-Oxley Act of 2002 until its Form 10-K filing for 2007.

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

ITEM 1. LEGAL PROCEEDINGS

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2005, our Registration Statement on Form S-11 (File No. 333-117367), covering a public offering, which we refer to as the “Offering”, of up to 30,000,000 common shares for $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under the Company’s stock option plan) was declared effective under the Securities Act of 1933. On October 17, 2005, the Company’s filing of a Post-Effective Amendment to its Registration Statement was declared effective. The Post-Effective Amendment reduced the minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock.

Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions for a minimum of 200,000 shares, as more fully described in the Registration Statement. As of October 28, 2005, we had not reached this minimum offering and thus had not received any proceeds from the Offering.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 4, 2005	By:	/s/ David Lichtenstein
David Lichtenstein President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2005	By:	/s/ Michael M. Schurer
Michael M. Schurer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)