Form 10-K
period 2005-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-03-29
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 333-117367

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1237795
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

326 Third Street, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the common shares held by non-affiliates of the registrant was $0. While there is no established market for the Registrant’s common shares, the Registrant is offering and has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 27, 2006, there were 462,616 shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Special Note Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “would,” “could” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-117367) of Lightstone Value Plus Real Estate Investment Trust, Inc. filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.
ITEM 1. BUSINESS:

General Description of Business

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”), a Maryland corporation, was formed on June 8, 2004 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT intends to acquire both portfolios and individual properties, with its commercial holdings expected to consist primarily of multi-tenanted shopping centers, industrial and office properties, and its residential properties expected to consist of “Class B” multi-family complexes.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”). We refer to the Lightstone REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, the Operating Partnership or the Company as required by the context in which such pronoun is used.

Our business is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors. Founded in 1988 and headquartered in Lakewood, New Jersey, our Sponsor is ranked among the 25 largest real estate companies in the industry with a diversified portfolio of over 12,000 residential units as well as office, industrial and retail properties totaling in excess of 29 million square feet of space in 26 states, the District of Columbia and Puerto Rico. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Operations

The Lightstone REIT intends to sell a maximum of 30,000,000 common shares, at a price of $10 per share (exclusive of 4,000,000 shares available pursuant to our dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under our stock option plan). The Lightstone REIT’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, we began offering our common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”) is serving as the dealer manager of our public offering (the “Offering”).

The Lightstone REIT sold 20,000 shares to our Advisor on July 6, 2004, for $10 per share. We invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% limited partnership interest at December 31, 2005 and 2004, respectively. Our Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Lightstone REIT, as allowed by the limited partnership agreement.

A Post-Effective Amendment to the Lightstone REIT’s Registration Statement was declared effective on October 17, 2005. The Post-Effective Amendment reduced our minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock. As of December 31, 2005, we had reached our minimum offering by receiving subscriptions for 225,966 of our common shares, representing gross offering proceeds of $2,259,662. On February 1, 2006, cumulative gross offering proceeds of $2,731,535 were released to us from escrow and the gross proceeds were invested in the Operating Partnership.

As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to us and used for the purchase of a 99.96% limited partnership interest in the Operating Partnership. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Offering in the Operating Partnership.

PART 1, CONTINUED:
ITEM 1. BUSINESS, CONTINUED:

Lightstone SLP, LLC, an affiliate of our Advisor, intends to purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to reimburse organizational and offering costs paid by our Advisor on our behalf.

In conjunction with our closing of escrow on February 1, 2006, the Lightstone REIT offset proceeds of $225,966 from the sale of special general partnership units against amounts due to our Advisor. Such offset was in partial satisfaction of approximately $1.5 million of offering costs incurred by our Advisor on our behalf. As of March 27, 2006, cumulative offering costs advanced by our Advisor totaled approximately $1.7 million, representing 34.7% of gross offering proceeds during the same period. Our Advisor did not allocate any organizational costs to the Company as of December 31, 2005. Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company.

As of March 27, 2006, the Company hasn’t purchased any properties, however we have identified the Belz Factory Outlet World in St. Augustine, Florida as our first potential acquisition. The $28 million transaction is expected to close by April 2006, but there can be no assurance that this acquisition will be consummated. Prime Retail Property Management, LLC, an affiliate of the Lightstone Value Plus REIT Management LLC, (the “Property Manager”), will serve as our property manager.

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and

•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

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

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our sponsor, The Lightstone Group, in order to achieve economies of scale

PART 1, CONTINUED:
ITEM 1. BUSINESS, CONTINUED:

where possible. The Lightstone Group currently maintains operations in Alabama, California, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico.

Financing Strategy and Policies

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

The Company currently has no debt and has not secured any financing sources.

Dividend Objectives

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of the board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our shareholders as of daily record dates and aggregate and pay such dividends quarterly.

On January 26, 2006, our Board of Directors declared a dividend for the two-month period ending March 31, 2006. The dividend will be calculated based on shareholders of record each day during this two-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The dividend will be paid in cash in April 2006.

Tax Status

We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2006, but as of the date of this Annual Report on Form 10-K, we are not qualified as a REIT. Once we qualify for taxation as a REIT, we generally will not be subject to corporate federal income tax to the extent we distribute our taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates.

Competition

The retail, office, industrial and residential real estate markets are highly competitive. We will compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We will compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

PART 1, CONTINUED:
ITEM 1. BUSINESS, CONTINUED:

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from this offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to our company in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an advisory agreement with our Advisor on April 22, 2005, pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We will pay our Advisor fees for services related to the investment and management of our assets, and we will reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

Shareholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 326 Third Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.LightstoneREIT.com.

PART 1, CONTINUED:
ITEM 1. BUSINESS, CONTINUED:

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 3. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to the Common Stock

We are a newly formed company with no operating history upon which to evaluate our likely performance. We do not have an operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

Distributions to stockholders may be reduced or not made at all. Distributions will be based principally on cash available from our properties. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.

•	Until we invest our offering proceeds in real properties, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investment.

•
In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, that issuance could reduce the cash available for distributions to stockholders.

•
We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Our operations could be restricted if we become subject to the Investment Company Act of 1940. We intend to conduct our operations so that we will not be subject to regulation under the Investment Company Act of 1940. We may therefore have to forego certain investments that could produce a more favorable return. Should we fail to qualify for an exemption from registration under the Investment Company Act of 1940, we would be subject to numerous restrictions under this Act, which would have a material adverse affect on our ability to deliver returns to our stockholders.

We do not believe that we or our operating partnership will be considered an “investment company” as defined in the Investment Company Act of 1940 because we do not intend to engage in the types of business that characterize an investment company under that law. Investments in real estate will represent the substantial majority of our business, which would not subject us to investment company status. While a company that owns investment securities having a value exceeding 40 percent of its total assets could be considered an investment company, we believe that if we make investments in joint ventures they will be structured so that they are not considered “investment securities” for purposes of the law. However, if an examination of this type of our investments by the SEC or a court deem them to be investment securities, we could be deemed to be an investment company and subject to additional restrictions.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Even if we or our operating partnership are deemed an investment company, we may qualify for an exemption from the provisions of the Investment Company Act, such as the exemption that applies generally to companies that purchase or otherwise acquire interests in real estate. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests (“qualifying assets”). To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. We intend to invest only in fee or leasehold interests in real estate. Fee interests in real estate are considered “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act and leasehold interests in real estate may be considered “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act. We do not intend to invest in mezzanine loans, subordinate interests in whole loans (B Notes), distressed debt, preferred equity or multi-class (first loss) mortgage-back securities. Investments in such assets may not be deemed “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act and, as a result, any such investments may have to be limited. There can be no assurance that our investments will continue to qualify for an exemption from investment company status.

If we fail to maintain an exemption or exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

We intend to monitor our compliance with the exemptions under the Investment Company Act on an ongoing basis.

The special general partner interests will entitle Lightstone SLP, LLC, which is directly owned and controlled by our sponsor, to certain payments and distributions that will significantly reduce the distributions available to stockholders after a 7% return. Lightstone SLP, LLC will receive returns on its special general partner interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP, LLC in connection with its special general partner interests that will be issued as more proceeds are raised in our offering of common stock. In addition, we may eventually repay Lightstone SLP, LLC up to $30,000,000 for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders.

Conflicts of Interest

There are conflicts of interest between our dealer manager, advisor, property manager and their affiliates and us. David Lichtenstein, our sponsor, founded both American Shelter Corporation and The Lightstone Group, LLC in 1988. Mr. Lichtenstein wholly owns The Lightstone Group and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our advisor, our property manager, our operating partnership, our dealer manager and affiliates, except for us, although he owned over 9% of our shares indirectly through our advisor at the time we reached the minimum offering of $2,000,000. [This percentage results from dividing 20,000 by the total of 220,000 issued and outstanding shares at the time of the minimum.]

Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

There is competition for the time and services of the personnel of our advisor and its affiliates. Our sponsor and its affiliates may compete with us for the time and services of the personnel of our advisor and its other affiliates in connection with our operation and the management of our assets. Specifically, employees of our sponsor, the advisor and the property manager will face conflicts of interest relating to time management and the allocation of resources and investment opportunities.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

We do not have employees. Likewise, our advisor will rely on the employees of the sponsor and its affiliates to manage and operate our business. The sponsor is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and will continue to be actively involved in operations and activities other than our operations and activities. The sponsor currently controls and/or operates other entities that own properties in many of the markets in which we may seek to invest. The sponsor spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of our sponsor’s employees.

Our sponsor and its affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. Because the sponsor and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the advisor, may own equity interests in entities affiliated with our sponsor from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with the sponsor other than us. As a result of these interests, they could pursue transactions that may not be in our best interest. Also, if our sponsor suffers financial or operational problems as the result of any of its activities, whether or not related to our business, the ability of our sponsor and its affiliates, our advisor and property manager to operate our business could be adversely impacted.

Certain of our affiliates who provide services to us may be engaged in competitive activities. Our advisor, property manager and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment following the final closing of the offering of our common shares and after 75% of the total gross proceeds from such offering of the shares have been invested or committed for investment in real properties.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives. In accordance with one of our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our sponsor or with unaffiliated third parties. Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly. For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk that the co-venturers may not be able to agree on matters relating to the property they jointly own. In addition, the fiduciary obligation that our sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may purchase real properties from persons with whom affiliates of our advisor have prior business relationships. If we purchase properties from third parties who have sold, or may sell, properties to our advisors or its affiliates, our advisor will experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers.

Property management services are being provided by an affiliated party. Our property manager is owned by our sponsor, and is thus subject to an inherent conflict of interest. In addition, our advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by the property manager because the property manager may lose fees associated with the management of the property. Specifically, because the property manager will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property manager would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Our advisor and its affiliates receive commissions, fees and other compensation based upon our investments. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our advisor and its affiliates benefit from us retaining ownership of our assets and leveraging our assets, while our stockholders may be better served by sale or disposition or not leveraging the assets. In addition, the advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of the advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock. Because asset management fees payable to our advisor are based on total assets under management, including assets purchased using indebtedness, our advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management.

Our sponsor may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between our sponsor and its affiliates. The property manager and the advisor will manage our day-to-day operations and properties pursuant to a management agreement and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

We may compete with other entities affiliated with our sponsor for tenants. The sponsor and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. The sponsor or its affiliates may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by the sponsor and its affiliates. The sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the sponsor and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We have the same legal counsel as our sponsor and its affiliates. Proskauer Rose LLP serves as our general legal counsel, as well as special counsel to our sponsor and various affiliates including, our advisor. The interests of our sponsor and its affiliates, including our sponsor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our sponsor and its affiliates, including our advisor.

Risks Related to our Organization, Structure and Management

Limitations on Changes in Control (Anti-Takeover Provisions). Because of the way we are organized, we would be a difficult takeover target. Certain provisions in our charter, bylaws, operating partnership agreement, advisory agreement and Maryland law may have the effect of discouraging a third party from making an acquisition proposal and could thereby depress the price of our stock and inhibit a management change. Provisions which may have an anti-takeover effect and inhibit a change in our management include:

There are ownership limits and restrictions on transferability and ownership in our charter. In order for us to qualify as a REIT, no more than 50% of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, our charter provides that, subject to some exceptions, no person may beneficially own (i) more than 9.8% in value of our aggregate outstanding stock or (ii) more than 9.8% in terms of the number of outstanding shares or the value of our common stock. Our board of directors may exempt a person from the 9.8% ownership limit upon such conditions as the board of directors may direct. However, our board of directors may not grant an exemption from the 9.8% ownership limit to any proposed transferee if it would result in the termination of our status as a REIT.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

This restriction may:

•
have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock; or

•	compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could establish a series of Preferred Stock that could delay or prevent a transaction or a change in control that might involve a premium price for the Common Stock or otherwise be in the best interest of our stockholders.

The operating partnership agreement contains provisions that may discourage a third party from acquiring us. A limited partner in Lightstone Value Plus REIT LP, a Delaware limited partnership and our operating partnership, has the option to exchange his or her limited partnership units for cash or, at our option, shares of our common stock. Those exchange rights are generally not exercisable until the limited partner has held those limited partnership units for more than one year. However, if we or the operating partnership propose to engage in any merger, consolidation or other combination with or into another person or a sale of all or substantially all of our assets, or a liquidation, or any reclassification, recapitalization or change of common and preferred stock into which a limited partnership common unit may be exchanged, each holder of a limited partnership unit will have the right to exchange the partnership unit into cash or, at our option, shares of common stock, prior to the stockholder vote on the transaction. As a result, limited partnership unit holders who timely exchange their units prior to the record date for the stockholder vote on any transaction will be entitled to vote their shares of common stock with respect to the transaction. The additional shares that might be outstanding as a result of these exchanges of limited partnership units may deter an acquisition proposal.

Maryland law may discourage a third party from acquiring us. Maryland law restricts mergers and other business combinations and provides that control shares of a Maryland corporation acquired in a control share acquisition have limited voting rights. These provisions of Maryland law are more fully described below under the heading “Provisions of Maryland Law and of our Charter and Bylaws.” The business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by the sponsor and its affiliates of shares of our stock, however, this provision may be amended or eliminated at any time in the future.

Management and Policy Changes

We may not be reimbursed by our advisor for certain operational stage expenses. Our advisor may be required to reimburse us for certain operational stage expenses. In the event our advisor’s net worth or cash flow is not sufficient to cover these expenses, we will not be reimbursed. This may adversely affect our financial condition and our ability to pay distributions.

Our rights and the rights of our stockholders to take action against the directors and the advisor are limited. Maryland law provides that a director has no liability in that capacity if he or she performs his duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to the restrictions discussed below, our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of the advisor, require us to indemnify our directors, officers, employees and agents and the advisor for actions taken on our behalf, in good faith and in our best interest and without negligence or misconduct or, in the case of independent directors, without gross negligence or

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

willful misconduct. As a result, we and the stockholders may have more limited rights against our directors, officers, employees and agents, and the advisor than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the advisor in some cases.

Stockholders have limited control over changes in our policies. Our board of directors determines our major policies, including our investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Subject to the investment objections and limitations set forth in our charter, our board of directors may amend or revise these and other policies. Although stockholders will have limited control over changes in our policies, our charter requires the concurrence of a majority of our outstanding stock in order for the board of directors to amend our charter (except for amendments that do not adversely affect stockholders’ rights, preferences and privileges), sell all or substantially all of our assets other than in the ordinary course of business or in connection with our liquidation or dissolution, cause our merger or other reorganization, or dissolve or liquidate us, other than before our initial investment in property.

Certain of our affiliates will receive substantial fees prior to the payment of dividends to our stockholders. We will pay or cause to be paid substantial compensation to our dealer manager, advisor, property manager, management and affiliates and their employees. We will pay various types of compensation to affiliates of The Lightstone Group and such affiliates’ employees, including salaries, other cash compensation and options. In addition, our affiliates, Lightstone Securities and Lightstone Value Plus REIT, LLC, will receive compensation for acting, respectively, as our dealer manager and advisor (although we will pay dealer manager fees and selling commissions with the proceeds from the sale of the special general partner interests in our operating partnership to the sponsor or an affiliate). In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of dividends to the stockholders and none of these payments are subordinated to a specified return to the stockholders. Also, Lightstone Value Plus REIT Management LLC, our property manager and an affiliate of The Lightstone Group, will receive compensation under the Management Agreement though, in general, this compensation would be dependent on our gross revenues. In addition, other affiliates may from time to time provide services to us if and as approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

Limitations on Liability and Indemnification

The liability of directors and officers is limited. Our directors and officers will not be liable for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Our directors are also required to act in good faith in a manner believed by them to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his obligations as a director. We are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our advisor and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status, except as limited by our charter. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our charter prohibits us from indemnifying or holding harmless, for any loss or liability that we suffer, any director, officer, employee, agent or the advisor or its affiliates.

We may indemnify our directors, officers and agents against loss. Under our charter, we will, under specified conditions, indemnify and pay or reimburse reasonable expenses to our directors, officers, employees and other agents, including our advisor and its affiliates, against all liabilities incurred in connection with their serving in such capacities, subject to the limitations set forth in our charter. We may also enter into any contract for indemnity and advancement of expenses in this regard. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Risks Associated with our Properties and the Market

Real Estate Investment Risks

Operating risks.

Failure to generate revenue may reduce distributions to stockholders. The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If the properties we invest in fail to generate revenue that is sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to stockholders will be adversely affected.

Economic conditions may adversely affect our income. A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income will be adversely affected if the properties we invest in cannot be rented on favorable terms or if a significant number of tenants in such properties are unable to pay rent. Our performance is linked to economic conditions in the regions where the properties we invest in will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to stockholders.

The profitability of attempted acquisitions is uncertain. We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

Real estate investments are illiquid. Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions. Properties we invest in will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. While some of our properties may be leased on a triple-net basis or require the tenants to pay a portion of the expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

We will depend on tenants who lease from us on a triple-net basis to pay the appropriate portion of expenses. If the tenants lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs for properties we invest in, which would adversely affect funds available for future acquisitions or cash available for distributions. If we lease properties on a triple-net basis, we run the risk of tenant default or downgrade in the tenant’s credit, which could lead to default, and foreclosure on the underlying property.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value. The commercial and residential real estate markets are currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

The bankruptcy or insolvency of a major commercial tenant would adversely impact us. Any or all of the commercial tenants in a property we invest in, or a guarantor of a commercial tenant’s lease obligations, could be subject to a bankruptcy proceeding. The bankruptcy or insolvency of a significant commercial tenant or a number of smaller commercial tenants would have an adverse impact on our income and our ability to pay dividends because a tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders.

Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. In the event of a bankruptcy, there is no assurance that the tenant or its trustee will continue our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore this claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. While the bankruptcy of any tenant and the rejection of its lease may provide us with an opportunity to lease the vacant space to another more desirable tenant on better terms, there can be no assurance that we would be able to do so.

The terms of new leases may adversely impact our income. Even if the tenants of the properties we invest in do renew their leases, or we relet the units to new tenants, the terms of renewal or reletting may be less favorable than current lease terms. If the lease rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. As noted above, certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

We may depend on commercial tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial tenants. Our reliance on single or significant commercial tenants in certain buildings may decrease our ability to lease vacated space. Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms. A default by a commercial tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a commercial tenant’s election not to extend a lease upon its expiration could have an adverse effect on our income, general financial condition and ability to pay distributions. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the commercial tenants of our properties.

Lease payment defaults by commercial tenants would most likely cause us to reduce the amount of distributions to stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default by a significant commercial tenant or a substantial number of commercial tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.

Commercial tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Therefore, the weakening of the financial condition of a significant commercial tenant or a number of smaller commercial tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

A property that incurs a vacancy could be difficult to re-lease. A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. If we terminate any lease following a default by a lessee, we will have to re-lease the affected property in order to maintain our qualification as a REIT. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against, and collecting rents (and, in some cases, real estate taxes and insurance costs) due from a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce cash available to make distributions to our stockholders.

In many cases, tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell such merchandise or provide such services. When re-leasing space after a vacancy is necessary, these provisions may limit the number and types of prospective tenants for the vacant space.

We also may have to incur substantial expenditures in connection with any re-leasing. A number of the properties we invest in may be specifically suited to the particular needs of our tenants. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, particularly if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. As noted above, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. The failure to re-lease or to re-lease on satisfactory terms could result in a reduction of our income, funds from operations and cash available for distributions and thus affect the amount of distributions to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may be unable to sell a property if or when we decide to do so. We may give some commercial tenants the right, but not the obligation, to purchase their properties from us beginning a specified number of years after the date of the lease. Some of our leases also generally provide the tenant with a right of first refusal on any proposed sale provisions. These policies may lessen the ability of the advisor and our board of directors to freely control the sale of the property.

Although we may grant a lessee a right of first offer or option to purchase a property, there is no assurance that the lessee will exercise that right or that the price offered by the lessee in the case of a right of first offer will be adequate. In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Even absent such restrictions, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any property for the price or on the terms set by us, and prices or other terms offered by a prospective purchaser may not be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct such defects or to make such improvements.

We may not make a profit if we sell a property. The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, stockholders’ ability to recover all or any portion of stockholders’ investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our properties may not be diversified. Because this offering will be made on a best efforts basis, our potential profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds we raise. We will be able to purchase additional properties only as additional funds are raised. Even if we sell 30,000,000 shares of common stock for $300,000,000, our properties may not be well diversified and their economic performance could be affected by changes in local economic conditions.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Our current strategy is to acquire interests primarily in industrial facilities, retail space (primarily multi-tenanted shopping centers), office buildings, residential apartment communities and other income-producing real estate. As a result, we are subject to the risks inherent in investing in these industries. A downturn in the office, industrial, retail or residential industry may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments.

Our performance is therefore linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to stockholders.

We may incur liabilities in connection with properties we acquire. Our anticipated acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on stockholders’ investment. We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, real estate investment trusts and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, office, retail, industrial and other properties that will be seeking investments and tenants for these properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us.

Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Internal Revenue Code to distribute significant amounts of cash from operations to our stockholders.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and stockholders may experience a lower return on stockholders’ investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. Many of these competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged.

We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and creditworthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to stockholders.

We may not have control over costs arising from rehabilitation of properties. We may elect to acquire properties which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specifications.

We may incur losses as result of defaults by the purchasers of properties we sell in certain circumstances. If we decide to sell any of our properties, we will use our best efforts to sell them for cash. However, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law. There are no limitations or restrictions on our ability to take purchase money obligations. We may incur losses as a result of such defaults, which may adversely affect our available cash and our ability to make distributions to stockholders.

We may experience energy shortages and allocations. There may be shortages or increased costs of fuel, natural gas, water, electric power or allocations thereof by suppliers or governmental regulatory bodies in the areas where we purchase properties, in which event the operation of our properties may be adversely affected.

We may acquire properties with lockout provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties. We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Lockout provisions may restrict sales or refinancings for a certain period in order to comply with the applicable government regulations. Lockout provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to stockholders. Lockout provisions could impair our ability to take actions during the lockout period that would otherwise be in the best interests of our stockholders and, therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lockout provisions did not exist. In particular, lockout provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Changes in applicable laws may adversely affect the income and value of our properties. The income and value of a property may be affected by such factors as environmental, rent control and other laws and regulations, changes in applicable general and real estate tax laws (including the possibility of changes in the federal income tax laws or the lengthening of the depreciation period for real estate) and interest rates, the availability of financing, acts of nature (such as hurricanes and floods) and other factors beyond our control.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Retail industry risks.

Some of the properties that we intend to own and operate may consist of retail properties (primarily multi-tenanted shopping centers). Our retail properties will be subject to the various risks discussed above. In addition, they will be subject to the risks discussed below.

Retail conditions may adversely affect our income. A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space. In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition.

A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions may also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space.

Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability and the return on stockholders’ investment. Retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues, discount shopping clubs, internet and telemarketing. Other retail centers within the market area of properties we invest in will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Residential industry risks.

Although we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations, some of the properties that we intend to own and operate may consist of residential properties. Our residential properties will be subject to the various risks discussed above. In addition, they will be subject to the risks discussed below.

The short-term nature of our residential leases may adversely impact our income. If residents of properties we invest in decide not to renew their leases upon expiration, we may not be able to relet their units. Because substantially all of our residential leases will be for apartments, they will generally be for terms of no more than one or two years. If we are unable to promptly renew the leases or relet the units then our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire. As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Real Estate Financing Risks

General Financing Risks

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks. We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We intend to incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.

For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

If we have insufficient working capital reserves, we will have to obtain financing from other sources. We have established working capital reserves that we believe are adequate to cover our cash needs. However, if these reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share.

If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

We may not have funding or capital resources for future improvements. When a commercial tenant at a property we invest in does not renew its lease or otherwise vacates its space in such properties, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for leasing costs, tenant improvements and tenant refurbishments to the vacated space. We will incur certain fixed operating costs during the time the space is vacant as well as leasing commissions and related costs to re-lease the vacated space. We may also have similar future capital needs in order to renovate or refurbish any of our properties for other reasons.

Also, in the event we need to secure funding sources in the future but are unable to secure such sources or are unable to secure funding on terms we feel are acceptable, we may be required to defer capital improvements or refurbishment to a property. This may cause such property to suffer from a greater risk of obsolescence or a decline in value and/or produce decreased cash flow as the result of our inability to attract tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. Or, we may be required to secure funding on unfavorable terms.

We may be adversely affected by limitations in our charter on the aggregate amount we may borrow. Our charter limits the aggregate amount we may borrow, absent approval by our independent directors and justification for such excess. That limitation could have adverse business consequences such as:

•	limiting our ability to purchase additional properties;

•	causing us to lose our REIT status if additional borrowing was necessary to pay the required minimum amount of cash distributions to our stockholders to maintain our status as a REIT;

•	causing operational problems if there are cash flow shortfalls for working capital purposes; and

•	resulting in the loss of a property if, for example, financing was necessary to repay a default on a mortgage.

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess.

Lenders may require us to enter into restrictive covenants relating to our operations. In connection with obtaining financing, a bank or other lender could impose restrictions on us affecting our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain negative covenants limiting our ability to, among other things, further mortgage our properties, discontinue insurance coverage or replace Lightstone Value Plus REIT, LLC as our advisor. In addition, prepayment penalties imposed by banks or other lenders could affect our ability to sell properties when we want.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Financing Risks on the Property Level

Some of our mortgage loans may have “due on sale” provisions. In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan.

These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans. We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Our mortgage loans may charge variable interest. Some of our mortgage loans will be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

Insurance Risks.

We may suffer losses that are not covered by insurance. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances.

Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. However, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.

There is no assurance that we will have adequate coverage for such losses. If such an event occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from such property. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

However, on December 22, 2005, President Bush signed into law the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”). TRIEA extends the federal terrorism insurance backstop through 2007. The Terrorism Risk Insurance Act of 2002 (“TRIA”), which expired on December 31, 2005, was adopted to ensure affordable terrorism insurance to commercial insureds, including real estate investment trusts. Its extension should increase availability of terrorism insurance coverage on our properties through 2007, and thus mitigate the risks described above.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, there is no assurance that we will successfully do so.

Compliance with Laws.

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for any distributions. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination arising from that site. The presence of hazardous or toxic materials, or the failure to address conditions relating to their presence properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral.

Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of removal or remediation of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons. In addition, environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

There may be potential liability associated with lead-based paint arising from lawsuits alleging personal injury and related claims. Typically, the existence of lead paint is more of a concern in residential units than in commercial properties. Although a structure built prior to 1978 may contain lead-based paint and may present a potential for exposure to lead, structures built after 1978 are not likely to contain lead-based paint.

Properties’ values may also be affected by their proximity to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”) to which people may be exposed. Research completed regarding

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs.

On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines has been considered both when property values have been determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or abating mold conditions. However, due to the recent increase in mold claims and given that the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We may also incur unexpected expenses relating to the abatement of mold on properties that we may acquire.

Limited quantities of asbestos-containing materials are present in various building materials such as floor coverings, ceiling texture material, acoustical tiles and decorative treatment. Environmental laws govern the presence, maintenance and removal of asbestos. These laws could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials, into the air. Such laws require that owners or operators of buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos fibers. As the owner of our properties, we may be potentially liable for any such costs.

There is no assurance that properties which we acquire in the future will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

The costs of compliance with laws and regulations relating to our residential properties may adversely affect our income and the cash available for any distributions.

Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. We intend for our properties to have all material permits and approvals to operate. In addition, rent control laws may also be applicable to any of the properties.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.

Any newly acquired or developed multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” We intend for our properties to comply in all material respects with all present requirements under the ADA and applicable state laws.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

We will attempt to acquire properties which comply with the ADA or place the burden on the seller to ensure compliance with the ADA. We may not be able to acquire properties or allocate responsibilities in this manner. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to stockholders.

The Fair Housing Act (the FHA) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We intend for any of our properties that are subject to the FHA to be in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any fines or damages could adversely affect our financial condition.

Risks Related to General Economic Conditions and Terrorism

Adverse economic conditions may negatively affect our returns and profitability. The timing, length and severity of any economic slowdown that the nation may experience cannot be predicted with certainty. Since we may liquidate within seven to ten years after the proceeds from the offering are fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

The terrorist attacks of September 11, 2001 on the United States negatively impacted the U.S. economy and the U.S. financial markets. Any future terrorist attacks and the anticipation of any such attacks, or the consequences of the military or other response by the U.S. and its allies, may have further adverse impacts on the U.S. financial markets and the economy and may adversely affect our operations and our profitability. It is not possible to predict the severity of the effect that any of these future events would have on the U.S. financial markets and economy.

It is possible that the economic impact of the terrorist attacks may have an adverse effect on the ability of the tenants of our properties to pay rent. In addition, insurance on our real estate may become more costly and coverage may be more limited due to these events. The instability of the U.S. economy may also reduce the number of suitable investment opportunities available to us and may slow the pace at which those investments are made. In addition, armed hostilities and further acts of terrorism may directly impact our properties. These developments may subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business and stockholders’ investment.

Tax Risks

Stockholders’ investment has various federal income tax risks. Although the provisions of the Internal Revenue Code relevant to stockholders’ investment are generally described in the section of the prospectus titled “Federal Income Tax Considerations,” stockholders should consult their own tax advisors concerning the effects of federal, state and local income tax law on an investment and on stockholders’ individual tax situation.

If we fail to qualify as a REIT or to maintain our REIT status, our dividends will not be deductible to us, and our income will be subject to taxation. We intend to qualify as a REIT under the Internal Revenue Code which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our dividends will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and stockholders’ yield on stockholders’ investment. In addition, tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results.

Moreover, if our REIT status is terminated because of our failure to meet a technical REIT test or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. This could materially and negatively affect stockholders’ investment by causing a loss of common stock value.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

Stockholders may have tax liability on distributions that they elect to reinvest in common stock. If stockholders participate in our distribution reinvestment program, such stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock. As a result, unless a stockholder is a tax-exempt entity, its may have to use funds from other sources to pay its tax liability on the value of the common stock received.

The opinion of Proskauer Rose LLP regarding our status as a REIT does not guarantee our ability to remain a REIT. Our legal counsel, Proskauer Rose LLP, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards. We may not satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of this prospectus and is not binding on the Internal Revenue Service or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

Failure to qualify as a REIT or to maintain such qualification could materially and negatively impact stockholders’ investment and its yield to stockholders by causing a loss of common share value and by substantially reducing our cash available to pay distributions.

If the operating partnership fails to maintain its status as a partnership, its income may be subject to taxation. We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Even REITS are subject to federal and state income taxes. Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. This will result in our stockholders being treated for tax purposes as though they had received their proportionate shares of such retained income.

However, to the extent we have already paid income taxes directly on such income, our stockholders will also be credited with their proportionate share of such taxes already paid by us. Stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.

We may not be able to continue to satisfy the REIT requirements, and it may cease to be in our best interests to continue to do so in the future.

Future changes in the income tax laws could adversely affect our profitability. Future events, such as court decisions, administrative rulings and interpretations and changes in the tax laws or regulations, including the REIT rules, that change or modify these provisions could result in treatment under the federal income tax laws for us and/or our stockholders that differs materially and adversely from that described in this prospectus; both for taxable years arising before and after such event. Future legislation, administrative interpretations or court decisions may be retroactive in effect.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and may adversely affect the taxation of our stockholders.

PART 1, CONTINUED:
ITEM 1A. RISK FACTORS, CONTINUED:

In view of the complexity of the tax aspects of the offering, particularly in light of the fact that some of the tax aspects of the offering will not be the same for all investors, prospective investors are strongly advised to consult their tax advisors with specific reference to their own tax situation prior to an investment in shares of our common stock.

Employee Benefit Plan Risks

An investment in our common stock may not satisfy the requirements of ERISA or other applicable laws. When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C ) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards.

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of common stock will be deemed to be $10 until the end of the first year following the completion of this offering. Thereafter, our advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•
an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

The Company currently has no properties or investments in real estate assets, however we have identified the Belz Factory Outlet World in St. Augustine, Florida as our first potential acquisition. This $28 million purchase transaction is expected to close by April 2006, but there can be no assurance that this acquisition will be consummated.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II.

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

As of March 27, 2006, we had approximately 482,616 common shares outstanding, held by a total of approximately 157 shareholders. The number of shareholders is based on the records of Trust Company of America, which serves as our registrar and transfer agent.

There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us after the end of the offering period, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with our Advisor, and must have beneficially held the shares for at least one year prior to offering them for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which shares may be sold back to us are as follows:

•	$9.00 per share during the 24 months following the end of the offering period;

•	$9.50 per share during the next 12 months; and

•	$10 per share thereafter.

Redemption of shares, when requested, will be made quarterly on a pro rata basis. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to one half of one percent (0.5%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the board of directors, at its sole discretion, may reserve for this purpose.

Our board of directors, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2005. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Dividends

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of our board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our shareholders as of daily record dates and aggregate and pay such dividends quarterly.

No dividends were declared or paid by the Company during 2005. On January 26, 2006, our Board of Directors declared a dividend for the two-month period ending March 31, 2006. The dividend will be calculated based on shareholders of record each day during this two-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The dividend will be paid in cash in April 2006.

PART II, CONTINUED:

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, CONTINUED:

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Initial Public Offering Proceeds

On April 22, 2005, the Lightstone REIT’s Registration Statement on Form S-11 (File No. 333-117367), covering a public offering of up to 30,000,000 common shares for $10 per share (exclusive of 4,000,000 shares available pursuant to the our dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under our stock option plan) was declared effective under the Securities Act of 1933. The offering commenced on May 24, 2005 and is ongoing. The Dealer Manager is managing this offering for us.

On October 17, 2005, the Company’s filing of a Post-Effective Amendment to its Registration Statement was declared effective. The Post-Effective Amendment reduced the minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock. The information below reflects such reduction.

As of December 31, 2005, we had reached our minimum offering by receiving subscriptions for 225,966 of our common shares, representing gross offering proceeds of $2,259,662. On February 1, 2006, cumulative gross offering proceeds of $2,731,535 were released to us from escrow and the gross proceeds were invested in the Operating Partnership. As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to us and used for the purchase of a 99.96% limited partnership interest in the Operating Partnership.

Lightstone SLP, LLC intends to purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to reimburse organizational and offering costs paid by the Advisor on our behalf. If organizational and offering expenses, including the selling commissions and dealer manager fee discussed above, exceed 10% of the gross proceeds raised in this offering, the excess will be paid by our Advisor without recourse to us and will not be exchangeable into special general partner interests of our operating partnership.

In conjunction with our closing of escrow on February 1, 2006, the Lightstone REIT offset proceeds of $225,966 from the sale of special general partnership units against amounts due to our Advisor. Such offset was in partial satisfaction of approximately $1.5 million of offering costs incurred by our Advisor on our behalf. As of March 27, 2006, cumulative offering costs advanced by our Advisor totaled approximately $1.7 million, representing 34.7% of gross offering proceeds during the same period. Our Advisor did not allocate any organizational costs to the Company as of December 31, 2005. Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company.

As of March 27, 2006, the Company hasn’t purchased any properties, however we have identified the Belz Factory Outlet World in St. Augustine, Florida as our first potential acquisition. The $28 million transaction is expected to close by April 2006, but there can be no assurance that this acquisition will be consummated. Prime Retail Property Management, LLC, an affiliate of the Lightstone Value Plus REIT Management LLC, (the “Property Manager”), will serve as our property manager.

PART II. CONTINUED:

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2005	2004(1)

Operating Data:
Revenues	$—	$—

Net loss before loss allocated to minority interests	$(117,571)	$—
Loss allocated to minority interests	$1,164	$—
Net loss	$(116,407)	$—
Basic and diluted loss per common share	$(5.82)	$—
Dividends declared per common share(2)	$—	$—
Weighted average common shares outstanding-basic and diluted	20,000	20,000
Balance Sheet Data:
Total assets	$430,996	$205,489
Long-term obligations	$—	$—

(1)	For the period from June 8, 2004 (date of inception) through December 31, 2004 for operating data, and as of December 31, 2004 for balance sheet data.

(2)	The Company declared its first dividend in January 2006 to shareholders of record as of March 31, 2006.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT intends to acquire both portfolios and individual properties, with our commercial holdings expected to consist primarily of multi-tenanted shopping centers, industrial and office properties, and our residential properties expected to consist of “Class B” multi-family complexes. We had no real estate investments at December 31, 2005.

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of up to 30,000,000 common shares for $10 per share, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering was declared effective under the Securities Act of 1933 on April 22, 2005. The offering commenced on May 24, 2005 and is ongoing. We are dependent upon the net proceeds from the offering to conduct our proposed activities.

The Company intends to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash dividends and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact the financial performance of the Company.

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Recent Developments and Subsequent Events

On April 22, 2005, the Company’s Registration Statement on Form S-11 (File No. 333-117367), covering a public offering of up to 30,000,000 common shares for $10 per share (exclusive of 4,000,000 shares available pursuant to our dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under our stock option plan) was declared effective under the Securities Act of 1933. The offering commenced on May 24, 2005 and is ongoing.

On October 17, 2005, the Company’s filing of a Post-Effective Amendment to its Registration Statement was declared effective. The Post-Effective Amendment reduced the minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock. As of December 31, 2005, we had reached our minimum offering by receiving subscriptions for 225,966 of our common shares, representing gross offering proceeds of $2,259,662.

On January 26, 2006, our board of directors declared a dividend for the two-month period ending March 31, 2006. The dividend will be calculated based on shareholders of record each day during this period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0 percent annualized rate based on a share price of $10.00. The dividend will be paid in cash in April 2006. The amount of dividends to be distributed to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

On February 1, 2006, we announced the commencement of our real estate operations upon the release of cumulative gross offering proceeds of $2,731,535 from escrow. The gross proceeds were invested in the Operating Partnership. As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to us and used for the purchase of a 99.96% limited partnership interest in the Operating Partnership.

Also on February 1, 2006, we announced our first potential property acquisition, the Belz Factory Outlet World in St. Augustine, Florida. Once acquired, the retail property will be operated by an affiliate of our Sponsor. We expect to close on this $28 million acquisition by April 2006. Although we believe that the acquisition of this property is probable, there can be no assurance that this acquisition will be consummated.

Critical Accounting Policies

General. The consolidated financial statements of the Company included in this annual report include the accounts of Lightstone REIT and the Operating Partnership (over which Lightstone REIT exercises financial and operating control) and the related amount of minority interest. All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require our management's most difficult, subjective or complex judgments.

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Recognition and Valuation of Related Receivables. Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenue, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we must determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Investments in Real Estate.  We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for buildings and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate our ability to collect both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we will reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation. We will allocate the purchase price of an acquired property to tangible assets (which includes land, buildings and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Joint Venture Investments. We will evaluate our joint venture investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider Accounting Principle Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock, Statement of Opinion 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 96-16—Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of our partially-owned entities.

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

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially owned entities are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, then we would record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities . We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Impact of Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 generally will no longer allow non-monetary exchanges to be recorded at book value with no gain being recognized.  Non-monetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption is not expected to affect us.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.   Adoption is not expected to affect us as no options have been grated under our current plan.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  Adoption is not expected to have a material effect on us.

In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  In the event of such impracticality, SFAS 154 provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain
Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption is not expected to have a material effect on us.

Inflation

Our long-term leases are expected to contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions will include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, our leases are expected to require tenants to pay a negotiated share of operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Company are expensed as incurred. Such fees include acquisition fees and asset management fees paid to our Advisor and property management fees paid to our Property Manager.

Our Property Manager may also perform fee-based construction management services for both our re-development activities and tenant construction projects. These fees are considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred in accordance with SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Manager. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease in accordance with the provisions of SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Expense reimbursements made to both our Advisor and Property Manager will be expensed as they become payable.

Lightstone SLP, LLC, an affiliate of our Sponsor, intends to purchase special general partner units in the Operating Partnership. These special general partner units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return.

We have recorded a liability representing our obligation to reimburse organizational and offering costs incurred by our Advisor on our behalf. Organizational costs, representing salaries and other internally generated expenses of our Advisor, are expensed as incurred. At December 31, 2005, the Company had not incurred any organizational costs through its Advisor. Third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to our Dealer Manager, have been accounted for as deferred offering expenses on our balance sheet at December 31, 2005.

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Income Taxes

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to shareholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their shareholders. It is our intention to adhere to these requirements and maintain our REIT status.

As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we had not commenced our real estate operations as of December 31, 2005. We commenced our public offering in May 2005; however, we did not receive and accept the minimum offering proceeds of $2,000,000 until February 1, 2006. On that date, we received the initial proceeds from our offering, acquired an interest in the Operating Partnership and commenced operations.

During the period from inception (June 8, 2004) to December 31, 2004, we had been formed but had not yet commenced real estate operations, as we had not yet begun our public offering. As a result, we had no material results of operations for that period.

We had a net loss of approximately $116,407 for the year ended December 31, 2005 due primarily to general and administrative costs ($117,571) incurred subsequent to the commencement of our offering.

Approximately $1,493,488 of offering costs (including commission and dealer manager fee payments totaling $180,773) were incurred by our Advisor on our behalf during 2004 and 2005. Based on gross proceeds of $2,259,662 from our public offering as of December 31, 2005, our responsibility for the reimbursement of commissions and dealer manager fees was limited to $180,773 (or 8% of our gross offering proceeds), and our obligation for the reimbursement of organization and third-party offering costs was limited to $45,193 (or 2% of the gross offering proceeds). Accordingly, we have accrued these costs with an offset of $225,966 recorded as deferred offering costs at December 31, 2005.

General and administrative expenses for the year ended December 31, 2005 totaled $117,571. We expect these expenses to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments in future periods. No fees of any kind were paid to the Advisor for the year ended December 31, 2005.

The loss allocated to minority interests of approximately $1,164 for the year ended December 31, 2005 relates to the interests in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2005, our sole source of funds was $200,000 from the sale of 20,000 shares to the Advisor on July 6, 2004, and our Advisor’s contribution of $2,000 to the Operating Partnership, for a total of $202,000 in cash.

We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

PART II. CONTINUED:
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our sources of funds in the future will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have no outstanding debt under any financing facilities and have not identified any sources of debt financing. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess.

Borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We intend to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year. Accordingly, we expect that some of the mortgages on our property will provide for fixed interest rates. However, we expect that most of the mortgages on our properties will provide for a so-called “balloon” payment and that certain of our mortgages will provide for variable interest rates. Any mortgages secured by a property will comply with the restrictions set forth by the Commissioner of Corporations of the State of California.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to avoid the imposition of a transfer tax upon a transfer of such properties to us.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During the organizational and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor,

No asset management or acquisition fees were paid or owed to the Advisor for the year ended December 31, 2005. As of December 31, 2005, approximately $309,000 was payable to our Advisor for reimbursement of commissions and dealer manager fees ($181,000), offering expenses ($45,000), expenses incurred in connection with our administration and ongoing operations ($80,000), and advances of working capital for use by the Company ($3,000).

PART II. CONTINUED:

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by considering certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust, Inc.
(a Maryland corporation)

Index
Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	40

Financial Statements:

Consolidated Balance Sheets December 31, 2005 and 2004	42

Consolidated Statements of Operations for the year ended December 31, 2005 and the period June 8, 2004 (date of inceptions) to December 31, 2004	43

Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004	44

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004	45

Notes to Consolidated Financial Statements	46

Schedules not filed:

All schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Amper, Politziner & Mattia, P.C.

March 17, 2006
Edison, New Jersey

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

Report of Independent Registered Public Accounting Firm

The Stockholder
Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have audited the accompanying balance sheet of Lightstone Value Plus Real Estate Investment Trust, Inc. (the Company) as of December 31, 2004, and the related statements of operations, stockholder’s equity and cash flows for the period from June 8, 2004 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the period from June 8, 2004 (Date of Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Kamler, Lewis & Norman LLP

Great Neck, New York
February 14, 2005

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	December 31, 2005	December 31, 2004

Assets
Cash	$205,030	$205,489
Deferred offering costs	225,966	-
	430,996	205,489

Liabilities and Stockholder's Equity
Accounts payable and accrued expenses	$37,511	$-
Due to affiliate	309,056	3,489
	346,567	3,489

Minority interest	836	2,000

Stockholder’s equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated deficit	(116,407)	-
Total stockholder’s equity	83,593	200,000

Total Liabilities and Stockholder’s Equity	$430,996	$205,489

The accompanying notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2005 and
for the Period from June 8, 2004 (date of inception) to December 31, 2004

	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

Revenues	$-	$-

Expenses:
General and administrative costs	117,571	-

Operating loss	(117,571)	-

Loss allocated to minority interest	1,164	-

Net loss	$(116,407)	$-

Loss per common share, basic and diluted	$(5.82)	$-

Weighted average number of common shares outstanding	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Year ended December 31, 2005 and
for the Period from June 8, 2004 (date of inception) to December 31, 2004

	Preferred Shares		Common Shares
					Additional		Total
	Preferred		Common		Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 8, 2004 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	20,000	200	199,800	-	200,000

Net loss	-	-	-	-	-	-	-

BALANCE, December 31, 2004	-	-	20,000	200	199,800	-	200,000

Net loss	-	-	-	-	-	(116,407)	(116,407)

BALANCE, December 31, 2005	-	$-	20,000	$200	$199,800	$(116,407)	$83,593

The accompanying notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2005 and
for the Period from June 8, 2004 (date of inception) to December 31, 2004

	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,407)	$-
Loss allocated to minority interests	(1,164)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	37,511	-
Increase in due to affiliates, net	303,567	5,489

Net provided by operating activities	223,507	5,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000
Offering costs	(225,966)	-

Net cash (used in) provided by financing activities	(225,966)	200,000

Net change in cash	(2,459)	205,489
Cash, beginning of period	205,489	-

Cash, end of period	$203,030	$205,489

SUPPLEMENTAL FINANCING CASH FLOW DATA:

Exchange of due to affiliate for minority interest in operating partnership	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and intends to qualify as a real estate investment trust (“REIT”). The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”). The Lightstone REIT is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors.

The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% limited partnership interest at December 31, 2004 and 2005, respectively. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

A Post-Effective Amendment to the Lightstone REIT’s Registration Statement was declared effective on October 17, 2005. The Post-Effective Amendment reduced the minimum offering from 1 million shares of common stock to 200,000 shares of common stock. As of December 31, 2005, the Company had reached its minimum offering by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership.

As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to the Lightstone REIT and used for the purchase of a 99.96% limited partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to reimburse organizational and offering costs paid by the Advisor on the Company’s behalf.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

1. Organization (continued):

In conjunction with its closing of escrow on February 1, 2006, the Lightstone REIT offset proceeds of approximately $226,000 from the sale of special general partnership units against amounts due to the Advisor. Such offset was in partial satisfaction of approximately $1.5 million of offering costs incurred by the Advisor on the Company’s behalf. As of March 27, 2006, cumulative offering costs advanced by the Advisor totaled approximately $1.7 million, representing 34.7% of gross offering proceeds during the same period. The Advisor did not allocate any organizational costs to the Company as of December 31, 2005. The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company.

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 27, 2006, the Company hasn’t purchased any properties, however it has identified the Belz Factory Outlet World in St. Augustine, Florida as its first potential acquisition. The $28 million transaction is expected to close by April 2006, but there can be no assurance that this acquisition will be consummated. Prime Retail Property Management, LLC, an affiliate of Lightstone Value Plus REIT Management LLC, (the “Property Manager”), will serve as the property manager.

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements. (See Note 4, Related Party Transactions).

2. Summary of Significant Accounting Policies

Principles of Consolidation
The 2005 financial statements include the accounts of the Lightstone REIT and Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. The 2004 financial statements include the accounts of the Lightstone REIT.

Use of Estimates

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds, and temporary investments in short-term instruments with original maturities equal to or less than three months.

Deferred Offering Costs

Subject to limitations in terms of the maximum percentage of costs to offering proceeds that may be incurred by the Company, third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to the Dealer Manager, are accounted for as deferred offering expenses before being taken as a reduction against additional paid-in capital (“APIC”) as offering proceeds are released to the Company.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

2. Summary of Significant Accounting Policies (continued):

Deferred Offering Costs (continued):

The Advisor, on the Company’s behalf, incurred approximately $1.5 million of offering costs, including commission and dealer manager fees of approximately $180,000 since Inception. Based on gross proceeds of approximately $2.3 million from its public offering as of December 31, 2005, the Company’s responsibility for the reimbursement of commissions and dealer manager fees was limited to approximately $181,000 (or 8% of our gross offering proceeds), and its obligation for organization and third-party offering costs was limited to approximately $45,000 (or 2% of the gross offering proceeds). Accordingly, an accrual of approximately $226,000 for deferred offering costs has been recorded at December 31, 2005. These deferred offering costs will be released against offering proceeds when received.

Due to Affiliate

As of December 31, 2005, approximately $309,000 was payable to the Advisor for reimbursement of commissions and dealer manager fees ($181,000), offering expenses ($45,000), expenses incurred in connection with the Company’s administration and ongoing operations ($80,000), and advances of working capital ($3,000).

Fair Value of Financial Instruments

Disclosure about fair value of financial instruments is based on pertinent information available to management. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2005 and 2004, management estimates that the carrying value of cash, accounts payable and accrued expenses are recorded at amounts which reasonably approximate fair value.

Reportable Segments

FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has no reportable segments at December 31, 2005.

General and Administrative Expenses

General and administrative expenses consisted primarily of insurance premiums, fees for the Company’s independent directors and professional fees, totaling $117,571, for the year ended December 31, 2005. No General and administrative costs were incurred for the period ended December 31, 2004. We expect these expenses to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments in future periods. No fees of any kind were paid to the Advisor for the year ended December 31, 2005.

Per Share Data

Loss per basic common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during such period. Diluted loss per common share equals basic loss per common share as there were no potentially dilutive common shares for the year ended December 31, 2005, or for the period from Inception through December 31, 2004.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

2. Summary of Significant Accounting Policies (continued):

Income Taxes

For the year ending December 31, 2006, the Company intends to make an election to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Newly Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 generally will no longer allow non-monetary exchanges to be recorded at book value with no gain being recognized.  Non-monetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption is not expected to affect the Company.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.   Adoption is not expected to affect the Company as no options have been granted under our current plan.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  Adoption is not expected to have a material effect on the Company.

In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS 154 changes the requirements for the accounting

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

2. Summary of Significant Accounting Policies (continued):

Newly Adopted Accounting Pronouncements (continued):

for and reporting of a change in accounting principle.  APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  In the event of such impracticality, SFAS 154 provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption is not expected to have a material effect on the Company.

3. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2005 and 2004, the Company had no outstanding preferred shares.

Common Shares

All of the common stock being offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the board of directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding share of the Company’s common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding common stock can elect all of the directors then standing for election, and the holders of the remaining common stock will not be able to elect any directors.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

3. Stockholder’s Equity (continued):

Common Shares (continued):

Holders of the Company’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’s charter provides that the holders of its stock do not have appraisal rights unless a majority of the board of directors determines that such rights shall apply. Shares of the Company’s common stock have equal dividend, distribution, liquidation and other rights.

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of December 31, 2005 and 2004.

Equity Compensation Plan

The Company has adopted a stock option plan under which its independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. The Company’s stock option plan is designed to enhance the Lightstone REIT’s profitability and value for the benefit of stockholders by enabling the Company to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders.

The Company has authorized and reserved 75,000 shares of its common stock for issuance under the stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under the stock option plan to reflect any change in the Company’s capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of its assets.

The Lightstone REIT’s stock option plan provides for the automatic grant of a nonqualified stock option to each of the Company’s independent directors, without any further action by the board of directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under the stock option plan will be fixed at $10 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. No options have been granted under the Company’s current plan.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

3. Stockholder’s Equity (continued):

Dividends

On January 26, 2006, the Company’s board of directors declared a dividend for the two-month period ending March 31, 2006. The dividend will be calculated based on shareholders of record each day during this period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0 percent annualized rate based on a share price of $10.00. The dividend will be paid in cash in April 2006. The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

4. Related Party Transactions

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

Fees	Amount
Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $21,000,000 if the maximum offering of 30 million shares is sold.

Dealer Management Fee
The Dealer Manager will be paid up to 1% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $3,000,000 if the maximum offering of 30 million shares is sold.

Soliciting Dealer Warrants
The Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant. Each warrant will be exercisable for one share of the company’s common stock at an exercise price of $12.00 per share.

Reimbursement of Offering Expenses
Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, are estimated at approximately $30 million if the maximum offering of 30 million shares is sold. The Company will sell a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to reimburse offering costs paid to the Advisor or its affiliates on the Company’s behalf.

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

4. Related Party Transactions (continued):

Fees	Amount

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

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

4. Related Party Transactions (continued):

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

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Notes to Consolidated Financial Statements
December 31, 2005

5. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005:

	2005
	31-Dec	30-Sep	30-Jun	31-Mar

Total revenue	$-	-	-	-

Net income	(116,407)	-	-	-

Net income per common share, basic and diluted	(5.82)	-	-	-

PART II. CONTINUED:
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no disagreements on accounting or financial disclosure during 2005.

On June 24, 2005, Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) engaged Amper, Politziner & Mattia, P.C. (“Amper”) as its independent registered public accounting firm. No audit or similar committee of the Board of Directors of the Company (the “Board”) made the decision to engage Amper, however the audit committee subsequently ratified the appointment of Amper on August 11, 2005. Since its incorporation and through June 24, 2005, the Company has not consulted with Amper in respect of the Company’s consolidated financial statements for the year ended December 31, 2004 regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 1, 2006 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Postions Held	Year Term of Office Will Expire	Served as a Director Since

David Lichtenstein	45	Chief Executive Officer, President and Chairman of the Board of Directors	2006	2004
John E. D’Elisa	66	Director	2006	2005
Edwin J. Glickman	73	Director	2006	2005
Joel M. Pashcow	63	Director	2006	2005
Bruno de Vinck	60	Chief Operating Officer, Senior Vice President, Secretary and Director	2006	2005
DAVID LICHTENSTEIN is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 26 states and Puerto Rico that is owned by these companies. He is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein is the Chairman of the board of directors of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail and Park Avenue Bank, both private companies.

JOHN E. D’ELISA has served as an independent director since 2005. Mr. D’Elisa is an associate member of NAREIT and a member of ICSC. Since July 2000, Mr. D’Elisa has been Managing Director and Real Estate Group head of Chatsworth Securities LLC, a private company that focuses on private placements as well as providing traditional investment banking services for real estate owners and developers. In addition, Mr. D’Elisa was Managing Director-Investment Banking at Josephthal and Co. and Ladenburg Thalman, two private companies, from September 1996 to June 2000 and was a partner and founder of Brookstone Partners, Inc., a real estate consulting firm that specialized in turnarounds, bankruptcy, and asset management, from May 1989 to September 1996. Mr. D’Elisa received his B.S.E.E from Bucknell University, attended graduate school at Yale University and received his M.S.E.E. from Polytechnic Institute of Brooklyn.

EDWIN J. GLICKMAN has served as an independent director since 2005. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Since April 2002, Mr. Glickman has consulted for Right Track Recording with respect to restructuring debt obligations and recapitalizing the company. Since June 2003, Mr. Glickman has consulted for Capital Lease Funding with respect to proposed loan transactions that he introduces to the company. Mr. Glickman has been a trustee of RPS Realty Trust, a public real estate investment trust that made participating mortgage loans, and its predecessor entities since their founding in October 1980. Mr. Glickman has been a trustee of Atlantic Realty Trust, a public company, since its spin off from RPS Realty Trust in May 1996 and has been co-chair of its Asset Liquidation Committee since June 1996. Mr. Glickman graduated from Dartmouth College.

PART III, CONTINUED:
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED:

JOEL M. PASHCOW has served as an independent director since 2005. Mr. Pashcow has been a member of the bar of the State of New York since 1968. Mr. Pashcow has been Chairman, Chief Executive Officer and President of Atlantic Realty Trust, a public company, since its inception on February 29, 1996 and was the Chairman of RPS Realty Trust. Atlantic Realty Trust’s predecessor, from its inception in December 1988 until May 1996. Mr. Pashcow is also a trustee of Ramco-Gershenson Properties Trust (formerly RPS Realty Trust), a public real estate investment trust listed on the New York Stock Exchange that invests in retail properties, and is Chairman of its Executive Committee. Mr. Pashcow graduated from Cornell University and Harvard Law School.

BRUNO DE VINCK is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT trading on the NYSE. Mr. de Vinck is a Senior Vice President with the Lightstone Group, a company he joined in April 1994. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.

Executive Officers:

The following table presents certain information as of March 1, 2006 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Postions Held

David Lichtenstein	45	Chief Executive Officer, President and Chairman of the Board of Directors
Bruno de Vinck	60	Chief Operating Officer, Senior Vice President, Secretary and Director
Michael M. Schurer	44	Chief Financial Officer and Treasurer
Angela Mirizzi-Olsen	43	Chief Investment Officer and Vice President
Adriana M. Peters	37	General Counsel
Samuel Moerman	42	Vice-President, Property Management

DAVID LICHTENSTEIN is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group (our Advisor and Sponsor) in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 26 states and Puerto Rico that is owned by these companies. He is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein is the Chairman of the board of directors of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail and Park Avenue Bank, both private companies.

BRUNO DE VINCK is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, a Trustee of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, and a Senior Vice President with our Advisor and Sponsor. Mr. De Vinck joined The Lightstone Group in April 1994, and was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.

PART III, CONTINUED:
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED:

MICHAEL M. SCHURER is our Chief Financial Officer and Treasurer. Mr. Schurer is also a Trustee of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, and the Chief Financial Officer of our Advisor and Sponsor. Prior to joining The Lightstone Group in April 2005, Mr. Schurer was Chief Financial Officer and Vice President of Northwest Hotel Group (formally Grand Heritage Hotel Group), a private operator of luxury, boutique and historic hotels in the United States and Caribbean, from August 2004 to April 2005. From January 2001 through August 2004, Mr. Schurer was Chief Financial Officer, Treasurer and Secretary of Humphrey Hospitality Trust, Inc., a public, limited service hotel REIT that held as many as 93 properties during his time there. From March 1997 to September 2000, Mr. Schurer was Chief Financial Officer and Executive Vice President of Crown Golf Properties, LP, a private golf course development, management and construction company. Prior to 1997, Mr. Schurer served as Division Controller, Senior Manager and Audit Manager with Marriott International, and as an independent auditor with Pannell Kerr Forster and Ernst & Young. Mr. Schurer received a Bachelor of Arts in Accounting from Rutgers University and earned his CPA designation in 1987.

ANGELA MIRIZZI-OLSEN is our Chief Investment Officer and Vice President. Ms. Mirizzi-Olsen also serves as a Director of the privately held Park Avenue Bank and as the Chief Investment Officer of our Sponsor and Advisor. Ms. Mirizzi-Olsen oversees all financing activities of The Lightstone Group and is involved in a variety of complex joint venture and wholly-owned transactions in varied property types including multifamily, hotel, retail, office, and industrial. Ms. Olsen has over 20 years of real estate banking and structured finance experience. Prior to joining The Lightstone Group in July 2001, Ms. Mirizzi-Olsen was a Vice President of Arbor Commercial Mortgage, a national real estate financing organization, from May 1997 through June 2001. Ms Olsen underwrote, structured and originated mezzanine, bridge and preferred equity transactions. In addition, Ms. Mirizzi-Olsen was a Vice President at ARCS from January 1996 to May 1997, where she underwrote Fannie Mae and Freddie Mac mortgages. She has also worked as an independent real estate consultant for Citicorp Securities from April 1993 to January 1996 and as an Assistant Vice President at American Savings Bank from February 1991 until April 1993.

SAMUEL MOERMAN is our Vice-President-Property Management. Mr. Moerman has the same position with our Sponsor and Property Manager, where his responsibilities range from ensuring the smooth absorption of our sponsor’s diverse acquisitions to the oversight of the property and asset management teams tasked with enhancing the performance of our sponsor’s portfolio. Mr. Moerman also coordinates resources for all capital projects and tenant build-outs. Before joining our Sponsor, Mr. Moerman was Chief Operating Officer of Webspan Communications, an internet service provider, from February 1997 to February 1999. While there, he was responsible for creating the company’s infrastructure and aggressively growing its membership and revenues, which ultimately led to its acquisition by a large public company. Mr. Moerman joined American Shelter Corporation in February of 1999. Since that time, he has held the position of Vice President of Property Management. Mr. Moerman has worked for either American Shelter Corporation or The Lightstone Group since 1999.

ADRIANA M. PETERS is our General Counsel and has also serves as General Counsel to our Sponsor and Advisor. Ms. Peters joined The Lightstone Group in May of 2000 with responsibility for the oversight of all legal functions as well as support of the acquisition and financing departments of the company. Prior to joining The Lightstone Group, Ms. Peters was in private practice from November 1998 to May 2000, specializing in commercial and residential real estate transactions. Prior to November 1998, Ms. Peters was a member of the corporate department at Sills Cummis Epstein & Gross. Ms. Peters obtained her BA from Villanova University, cum laude, in 1990, and her JD from Hofstra University in 1993.

Section 16 (a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934.  Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a), and they were not required to file reports under Section 16(a) for the fiscal year ended December 31, 2005.

PART III, CONTINUED:
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, CONTINUED:

Information Regarding Audit Committee

Our Board established an audit committee in April 2005. The charter of audit committee is available in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 326 Third Street, Lakewood, NJ 08701. Since April 2005, the audit committee has consisted of Messrs. John E. D’Elisa and Edwin J. Glickman, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. John E. D’Elisa and Edwin J. Glickman are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding Messrs. John E. D’Elisa and Edwin J. Glickman, relevant professional experience, see “Trustees”.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

We currently have no employees. Our day-to-day management functions are performed by our Advisor. Our executive officers are all employees of the Advisor. We do not pay any of these individuals for serving in their respective positions.

Compensation of Board of Directors

We pay our independent directors an annual fee of $30,000. Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT

David Lichtenstein	20,000	100%
John E. D'Elisa	-	-
Edwin J. Glickman	-	-
Joel M. Pashcow	-	-
Bruno de Vinck	-	-
Michael M. Schurer	-	-
Angela Mirizzi-Olsen	-	-
Samuel Moerman	-	-
Adriana M. Peters	-	-

Our trustees and executive officers as a group (9 persons)	20,000	100%

PART III, CONTINUED:
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CONTINUED:

EQUITY COMPENSATION PLAN INFORMATION

We have adopted a stock option plan under which our independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. Our stock option plan is designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

We have authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan will be fixed at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. No options have been granted under our current plan.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2005:
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	0	$0	75,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	0	$0	75,000

PART III, CONTINUED:
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors, our Chief Executive Officer and our President. The Dealer Manager, Advisor and Property Manager are wholly owned subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On April 22, 2005, we entered into agreements with the Dealer Manager, Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

We have agreed to pay the Property Manager a monthly management fee of 5% of the gross revenues from our residential and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay to our Property Manager property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time.

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $21,000,000 if the maximum offering is sold, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to the Dealer Manager a dealer manager fee of up to 1% of gross offering proceeds, or approximately $3,000,000 if the maximum offering is sold, before reallowance to participating broker-dealers. The Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1% of the gross offering proceeds to be paid to such participating broker-dealers. Finally, the Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant, each of which would be exercisable for one share of the Company’s common stock at an exercise price of $12.00 per share.

We will pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued and will continue to issue special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incur in connection with our organization and the offering of our common stock. As of March 27, 2006, Lightstone SLP, LLC had contributed $482,616 to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These special general partner interests will entitle Lightstone SLP, LLC to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to Lightstone SLP, LLC, as holder of the special general partner interests, could be substantial.

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner & Mattia audited our financial statements for the year ended December 31, 2005, and Kamler, Lewis & Norman LLP audited our financial statements for the period from June 8, 2004 (date of inception) to December 31, 2004. Both Amper, Politziner & Mattia and Kamler, Lewis & Norman LLP report directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the year ended December 31, 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004 by the Company’s principal accounting firms of Amper, Politziner & Mattia and Kamler, Lewis & Norman LLP, respectively:

	2005	2004

Audit Fees (a)	$70,000	$48,500
Audit-Related Fees (b)	—	—
Tax Fees (c)	—	—
All Other Fees (d)	—	—

Total Fees	$70,000	$48,500

a)
Fees for audit services billed in 2005 consisted of the audit of the Company’s annual financial statements, and reviews of the Company’s quarterly financial statements. Fees for audit services billed in 2004 consisted of the audit of the Company’s annual financial statements and other services related to SEC matters.

(b)	There were no fees for audit-related services billed in 2005 or 2004.

(c)	There were no fees for tax services billed in 2005or 2004.

(d)	There were no fees for other services billed in 2005 or 2004.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited financial statements as of and for the year ended December 31, 2005.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended by Statement on Auditing Standards No. 90, Audit Committee Communications, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

Audit Committee
John E. D’Elisa
Edwin J. Glickman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

  LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Annual Report on Form 10-K
for the fiscal year ended December 31, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit Number		Description

3.1	*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.

3.2	*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.

4.1	*	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP.

10.1	*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.

10.2	*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LLC.

10.3	*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.

10.4	*	Form of the Company’s Stock Option Plan.

10.5	*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.

10.6	*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein.

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 28, 2006	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer, President and Chairman of the Board of Directors	March 28, 2006

/s/ Michael M. Schurer Michael M. Schurer	Chief Financial Officer and Treasurer	March 28, 2006

/s/ Bruno de Vinck Bruno de Vinck	Director	March 28, 2006

/s/ John E. D’Elisa John E. D’Elisa	Director	March 28, 2006

/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 28, 2006

/s/ Joel M. Pashcow Joel M. Pashcow	Director	March 28, 2006