Form 10-K/A
period 2005-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-05-08
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

The Lightstone REIT sold 20,000 shares to our Advisor on July 6, 2004, for $10 per share. We invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2005 and 2004, respectively. Our Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Lightstone REIT, as allowed by the limited partnership agreement.

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

As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to us and used for the purchase of a 99.96% general partnership interest in the Operating Partnership. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Offering in the Operating Partnership.

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

As of December 31, 2005, we had reached our minimum offering by receiving subscriptions for 225,966 of our common shares, representing gross offering proceeds of $2,259,662. On February 1, 2006, cumulative gross offering proceeds of $2,731,535 were released to us from escrow and the gross proceeds were invested in the Operating Partnership. As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to us and used for the purchase of a 99.96% general partnership interest in the Operating Partnership.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Adoption did not have a material effect on us.

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

Great Neck, New York
February 14, 2005

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	December 31, 2005	December 31, 2004

Assets
Cash	$205,030	$205,489
Deferred offering costs	225,966	-
Total Assets	$430,996	$205,489

Liabilities and Stockholder's Equity
Accounts payable and accrued expenses	$37,511	$-
Due to affiliate	309,056	5,489
	346,567	3,489

Minority interest	836	-

Stockholder’s equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated deficit	(116,407)	-
Total stockholder’s equity	83,593	200,000

Total Liabilities and Stockholder’s Equity	$430,996	$5,489

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

	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,407)	$-
Loss allocated to minority interests	(1,164)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	37,511	-

Net cash used in operating activities	(80,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000
Increase in amounts due to affiliates, net	305,567	5,489
Offering costs	(225,966)	-

Net cash provided by financing activities	79,601	205,489

Net change in cash	(459)	-
Cash, beginning of period	205,489	-

Cash, end of period	$205,030	$205,489

SUPPLEMENTAL FINANCING CASH FLOW DATA:

Exchange of due to affiliate for minority interest in operating partnership	$2,000	$-

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

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2004 and 2005, respectively. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

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

As of March 27, 2006, cumulative gross offering proceeds of $4,826,158 have been released to the Lightstone REIT and used for the purchase of a 99.96% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Adoption did not have a material effect on the Company.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 8, 2006	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer, President and Chairman of the Board of Directors	May 8, 2006

/s/ Michael M. Schurer Michael M. Schurer	Chief Financial Officer and Treasurer	May 8, 2006

/s/ Bruno de Vinck Bruno de Vinck	Director	May 8, 2006

/s/ John E. D’Elisa John E. D’Elisa	Director	May 8, 2006

/s/ Edwin J. Glickman Edwin J. Glickman	Director	May 8, 2006

/s/ Joel M. Pashcow Joel M. Pashcow	Director	May 8, 2006