Form 10-Q
period 2006-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-05-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑ No

As of May 9, 2006, there were 914,395 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
Assets	(UNAUDITED)
Investment property:
Land	$5,384,290	$—
Building	21,891,485	—
	27,275,775	—
Less accumulated depreciation	(1,520)	—
Net investment property	27,274,255	—

Cash	1,661,428	205,030
Restricted escrows	4,810,303	—
Acquired in-place lease intangibles (net of accumulated amortization of $245 and $0, respectively)	234,238	—
Deferred financing costs (net of accumulated amortization of $53 and $0, respectively)	196,566	—
Deferred offering costs	—	225,966
Prepaid and other assets	200,855	—
Total Assets	$34,377,645	$430,996

Liabilities and Stockholders' Equity
Mortgage payable	$27,250,000	$—
Accrued expenses	161,124	37,511
Real estate taxes payable	153,747	—
Tenant allowances and deposits payable	89,600	—
Distributions payable	38,699	—
Acquired below market lease intangibles (net of accumulated amortization of $1,808 and $0, respectively)	586,999
Due to affiliate	971,525	309,056
	29,251,694	346,567

Minority interest in partnership	537,843	836

Commitments and contingencies

Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 537,219 and 20,000 shares issued and outstanding, respectively	5,372	200
Additional paid-in-capital	4,828,004	199,800
Accumulated distributions in addition to net loss	(245,268)	(116,407)
Total stockholder’s equity	4,588,108	83,593
Total Liabilities and Stockholders' Equity	$34,377,645	$430,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenues:
Rental income	$9,299	$—
Tenant recovery income	3,511	—
	12,810	—
Expenses:
Property operating expenses	8,792	—
Real estate taxes	1,641	—
Depreciation and amortization	1,520	—
General and administrative costs	95,776	—
	107,729	—
Operating loss	(94,919)	—

Other income	9,386	—
Interest expense	(4,663)	—
Loss allocated to minority interest	34	—
Net loss	$(90,162)	$—

Basic and diluted loss per common share	$(0.37)	$-
Weighted average number of common shares outstanding	244,210	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Shares		Common Shares			Accumulated
					Additional	Distributions	Total
	Preferred		Common		Paid-In	in Addition to	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Net Loss	Equity

BALANCE, December 31, 2005	—	$—	20,000	$200	$199,800	$(116,407)	$83,593
Issuance of common shares	—	—	517,219	5,172	5,165,245	—	5,170,417
Selling commissions and dealer manager fees	—	—	—	—	(429,633)	—	(429,633)
Other offering costs	—	—	—	—	(107,408)	—	(107,408)
Distributions declared						(38,699)	(38,699)
Net loss	—	—	—	—	—	(90,162)	(90,162)
BALANCE, March 31, 2006	—	$—	537,219	$5,372	$4,828,004	$(245,268)	$4,588,108

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,162)	$—
Loss allocated to minority interest	(34)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,520	—
Amortization of deferred financing costs	53	—
Amortization of above and below-market lease intangibles	(1,563)	—
Changes in assets and liabilities:
Increase in other assets	(200,855)	—
Increase in real estate taxes payable	153,747	—
Increase in tenant allowance and securities deposits payable	89,600	—
Increase in accounts payable and accrued expenses	123,613	—
Net cash provided by operating activities	75,919	—

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property	(26,921,450)	—
Restricted escrows	(4,810,303)	—
Net cash used in investing activities	(31,731,753)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form mortgage financing	27,250,000	—
Payment of deferred financing costs	(196,619)	—
Proceeds from issuance of common stock	5,170,417	—
Proceeds from issuance of special general partnership units	537,041	—
Payment of offering costs	(311,076)	—
Increase (decrease) in amounts due to affiliates, net	662,469	(136,431)
Net cash provided by (used in) financing activities	33,112,232	(136,431)

Net change in cash	1,456,398	(136,431)
Cash, beginning of period	205,030	205,489

Cash, end of period	$1,661,428	$69,058

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,663	$—

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared and unpaid	$38,699	$—

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and intends to qualify as a real estate investment trust (“REIT”) for the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

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

As of March 31, 2006, cumulative gross offering proceeds of $5,370,417 have been released to the Lightstone REIT and used for the purchase of a 99.96% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Company. Through March 31, 2006, the Lightstone REIT offset proceeds of approximately $537,000 from the sale of special general partnership units against approximately $1.7 million of Advisor cash advances used for offering costs.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through March 31, 2006, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $1.2 million at March 31, 2006) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

1. Organization (continued):

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company completed its first acquisition on March 31, 2006 (the Belz Factory Outlet World in St. Augustine, Florida). Prime Retail Property Management, LLC, an affiliate of Lightstone Value Plus REIT Management LLC, (the “Property Manager”), is serving as the property manager. No other acquisitions have been completed or identified by the Company as of May 5, 2006.

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. (See Note 6, Related Party Transactions).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and the Operating Partnership. As of March 31, 2006, the Lightstone REIT had a 99.96% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K/A for the year ended December 31, 2005.

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of interest earned on money market investments.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

Investment in Real Estate

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods to determine the replacement cost of the tangible assets.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term. Optional renewal periods were not considered.

The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required at March 31, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease. Cash allowances paid for improvements to real estate owned by retailers are capitalized as contract intangibles and amortized over the life of the operating agreements. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

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

Organization and Offering Costs

The Company estimates offering costs of approximately $300,000 if the minimum offering of 200,000 shares is sold, and approximately $30,000,000 if the maximum offering of 30,000,000 shares is sold. Subject to limitations in terms of the maximum percentage of costs to offering proceeds that may be incurred by the Company, third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to the Dealer Manager, are accounted for as a reduction against additional paid-in capital (“APIC”) as offering proceeds are released to the Company.

As of March 31, 2006, the Advisor has advanced approximately $1.7 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $5.4 million from its public offering as of March 31, 2006, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $430,000 (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $107,000 (or 2% of the gross offering proceeds).

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue 04-05, “Determining Whether a General Partner, or the General Partners As a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF addresses whether rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principals. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005, and as of June 29, 2005 for new or modified arrangements. The Company adopted this statement in the first quarter of 2006. Adoption of EITF 04-05 had no material impact on the Company’s financial position or results of operations.

3. Acquisitions

On November 30, 2005, Prime Outlets Acquisition Company LLC (“Prime”), an affiliate of the Advisor, entered into a Purchase and Sale Agreement (the “Agreement”) with St. Augustine Outlet World, Ltd, an unaffiliated third party, to purchase Belz Outlets at St. Augustine, Florida (the “Property”). On March 31, 2006, Prime assigned its interest in the Agreement to LVP St. Augustine Outlets, LLC (“LVP St. Augustine”), a single purpose, wholly owned subsidiary of the Partnership, and LVP St. Augustine simultaneously completed the acquisition of the Property. The total acquisition price, including acquisition-related transaction costs, was $26,921,450. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or $715,000.

Approximately $22.4 million of the total acquisition cost was funded by a mortgage loan from Wachovia Bank, National Association (“Wachovia”) and approximately $4.5 million was funded with offering proceeds from the sale of the Company’s common stock. Loan proceeds from Wachovia were also used to fund approximately $4.8 million of escrows for future leasing-related expenditures, real estate taxes, insurance and debt service. LVP St. Augustine currently holds a fee simple interest in the Property, subject to the encumbrances described in Note 4 below.

Intangibles recorded at the acquisition date are comprised of an asset for acquired in-place leases of $234,483 and a liability for acquired below-market leases of $588,808. The intangibles are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $1,563 and $0, for the three months ended March 31, 2006 and 2005, respectively. The net book value of the below-market leases is $586,999 and $0 as of March 31, 2006 and December 31, 2005, respectively, and the net book value of the acquired in-place leases is $234,238 and $0 as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, the approximate fixed future minimum rentals from tenants of the Property are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Future Minimum Rentals	$1,758,063	$1,638,106	$1,229,103	$834,866	$263,189	$269,366	$5,992,693

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

4. Mortgage Payable

LVP St. Augustine secured a mortgage loan from Wachovia in the principal amount of $27,250,000. The loan has a 30 year amortization period, matures in 10 years, bears interest at a fixed rate of 6.09% per annum and requires monthly installments of interest only through the first 12 months, and monthly installments of principal and interest throughout the remainder of its stated term. The loan will mature on April 11, 2016, at which time a balance of approximately $23,427,000 will be due, assuming no prior principal prepayment. The loan is secured by the Property and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Fixed rate debt	$—	$244,904	$344,388	$365,957	$388,876	$25,905,875

Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Advisor, has guaranteed payment of losses that Wachovia may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to Guarantor under the guaranty regardless of whether Wachovia has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by Wachovia, Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

5. Distributions Payable

On January 26, 2006, the Company’s Board of Directors declared a dividend for the two-month period ending March 31, 2006. The dividend of $38,699 at March 31, 2006, was calculated based on shareholders of record each day during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend was paid in full in mid-April 2006 using a combination of cash ($22,155), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($16,544). The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

6. Related Party Transactions

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

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

5. Related Party Transactions (continued):

Fees / Compensation	Amount
Dealer Management Fee
The Dealer Manager will be paid up to 1% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $3,000,000 if the maximum offering of 30 million shares is sold.

Reimbursement of Offering Expenses
All offering costs, including the commissions and dealer management fees indicated above, are estimated at approximately $30 million if the maximum offering of 30 million shares is sold. The Company will sell a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to reimburse offering costs.

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

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

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

5. Related Party Transactions (continued):

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiary, LVP St. Augustine Outlets, LLC, which we collectively refer to as “the Operating Partnership.”

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and its affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) intends to acquire and operate commercial and residential properties, principally in the United States. We intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

markets with constraints on the amount of additional property supply. Additionally, we seek to acquire multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; hotels or motels; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

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

We have and will continue to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders.

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2006, but as of the date of this Quarterly Report on Form 10-Q, we are not qualified as a REIT. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership.

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf. Through March 31, 2006, the Advisor has advanced in excess of $1.7 million to the Company for its organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as selling commissions and dealer manager fees.

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

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of March 31, 2006, cumulative gross offering proceeds of $5,370,417 have been released to the Lightstone REIT and used for the purchase of a 99.96% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

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

We intend to make an election to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intend to be taxed as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we have distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

 Our short-term (less than one year) liquidity requirements include continuing offering costs, recurring operating costs, capital expenditures, debt service requirements, and the payment of dividends to our stockholders, limited partners and Lightstone SLP, LLC as may be required to maintain our proposed status as a REIT under the Internal Revenue Code. We anticipate these needs will be met with cash flows from operations, advances from the Advisor, and proceeds from the continuing sale of special general partnership units.

As of March 31, 2006, we have received proceeds of approximately $5.4 million from our public offering of common stock, net advances of approximately $2.2 million from our Advisor, and approximately $537,000 from the sale of special general partnership units to an affiliate of our Advisor.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. We anticipate that net cash provided by the Offering, operating activities, and long-term mortgage debt will provide sufficient capital resources to carry out our business strategy relative to the acquisitions, renovations, and expansions of real estate properties. The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Fixed rate debt	$—	$244,904	$344,388	$365,957	$388,876	$25,905,875

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

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Critical Accounting Policies

 General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2005.

Results of Operations

 We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. Additionally, we have acquired out first property, the Belz Outlets at St. Augustine, Florida, on March 31, 2006. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Revenues

Total revenues increased 100%, or $12,810 for the three months ended March 31, 2006 compared to $0 for the same period last year. Base rents increased by approximately $9,300 and tenant reimbursements increased by approximately $3,500, each as a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006 (represents one day of operating results).

Expenses

Total expenses increased 100%, or approximately $107,700, for the three months ended March 31, 2006, compared to $0 for the same period last year. Real estate taxes and property operating expenses increased by approximately $10,400, and depreciation and amortization increased by approximately $1,500. Each of these expenses increased during the quarter ended March 31, 2006 as a result of our having closed on our first real estate acquisition on March 31, 2006 (one day of results).

General and administrative expenses were approximately $95,800 for the three months ended March 31, 2006, compared to $0 for the corresponding period in 2005. The increase is primarily due to professional fees, board of director fees and insurance costs reported during the first quarter ended March 31, 2006. We had not incurred any general and administrative costs during the same period last year as our Company had not yet begun operations.

Other Income

Other income increased by approximately $9,400 due principally to the investment of cumulative Offering proceeds during the two-month period ending March 31, 2006.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest expense

Interest expense increased 100%, or approximately $4,663 for the three months ended March 31, 2006, due to the acquisition and financing of the Belz Outlets at St. Augustine on March 31, 2006. The acquisition was funded in part though a mortgage loan from Wachovia in the principal amount of $27,250,000. The loan has a 30 year amortization period, matures in 10 years, bears interest at a fixed rate of 6.09% per annum and requires monthly installments of interest only through the first 12 months, and monthly installments of principal and interest throughout the remainder of its stated term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2006, we had one mortgage outstanding with a fixed interest rate of 6.09%, and a term to maturity of 10 years. At December 31, 2005, we had no debt outstanding. The fair value of our debt was $27,250,000 million and $0 at March 31, 2006 and December 31, 2005, respectively, compared to its carrying amounts of $27,250,000 million and $0, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt outstanding and nominal cash balances ($1.7 million) available for investment.

The fair value of our debt approximates its carrying amount at March 31, 2006.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

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

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould seeks damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2005, our Registration Statement on Form S-11 (File No. 333-117367), covering a public offering, which we refer to as the “Offering,” of up to 30,000,000 common shares for $10 per share (exclusive of 4,000,000 shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued, and 75,000 shares that are reserved for issuance under the Company’s stock option plan) was declared effective under the Securities Act of 1933. On October 17, 2005, the Company’s filing of a Post-Effective Amendment to its Registration Statement was declared effective. The Post-Effective Amendment reduced the minimum offering from 1,000,000 shares of common stock to 200,000 shares of common stock.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Through March 31, 2006, we had sold approximately 537,000 shares for gross offering proceeds of approximately $5.4 million. No shares were sold pursuant to our Dividend Reinvestment Plan as of March 31, 2006. From the effective date of our public offering through March 31, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount	Amount	Estimated / Actual
Underwriting discounts and commissions	$429,633	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses to affiliates	—
Other expenses paid to non-affiliates	107,408	Actual
Total expenses	$537,041

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $537,000 in contributions by Lightstone SLP, LLC to the operating partnership pursuant to the arrangement described in the “Compensation Table” and “Capital Resources” sections of our Prospectus, are approximately $5.4 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED

With the net offering proceeds of $5.4 million, and new mortgage debt in the amount of $27.3 million, as reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows, we acquired approximately $26.9 million in real estate investments (including $.7 million in acquisition fees) and related assets. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount	Amount	Estimated / Actual
Construction of plant, building and facilities	$—
Purchase of real estate interests	4,506,429	Actual
Acquisition of other businesses	—
Repayment of indebtedness	—
Purchase and installation of machinery and equipment	—
Working capital (as of March 31, 2006)	—
Temporary investments (as of March 31, 2006)	863,988	Actual
Other uses	—
Total uses	$5,370,417

As of May 9, 2006, we have sold approximately 914,395 million shares at an aggregate offering price of $9.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS

Exhibit Number		Description

3.2	*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1	*	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP.
10.1	*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2	*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3	*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4	*	Form of the Company’s Stock Option Plan.
10.5	*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6	*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein.
10.7	*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC.
10.8	*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC.
10.9	*
Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association.

10.10	*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association.
10.11	*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association.
10.12	*	Indemnification Agreement between Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Holdings, LLC.
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2006	By:	/s/ David Lichtenstein
David Lichtenstein President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Michael M. Schurer
Michael M. Schurer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)