Form 10-K/A
period 2005-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-05-16
CIK 1296884

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

We have audited the accompanying balance sheet of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiary as of December 31, 2005, and the related statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Amper, Politziner & Mattia, P.C.

March 17, 2006, except for the effects of a restatement discussed in Note 6, as to which the date is May 5, 2006
Edison, New Jersey

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
	(as restated, see note 6)
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

6. Restatement of Consolidated Statements of Cash Flows

The Company has determined that its due to affiliates, net, in the amount of $305,567 on its Consolidated Statements of Cash Flows for the year ended December 31, 2005 should have been presented under cash flows from financing activities instead of under cash flows from operating activities. Accordingly, the reclassification has been made.

	Year Ended December 31, 2005

	Restated	Previously Reported

Cash flows from operating activities	$(80,060)	$225,507

Cash flows from financing activities	79,601	(225,966)

Net change in cash	$(459)	$(459)

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

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer, President and Chairman of the Board of Directors	May 15, 2006

/s/ Michael M. Schurer Michael M. Schurer	Chief Financial Officer and Treasurer	May 15, 2006

/s/ Bruno de Vinck Bruno de Vinck	Director	May 15, 2006

/s/ John E. D’Elisa John E. D’Elisa	Director	May 15, 2006

/s/ Edwin J. Glickman Edwin J. Glickman	Director	May 15, 2006

/s/ Joel M. Pashcow Joel M. Pashcow	Director	May 15, 2006