Form 10-Q
period 2006-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-08-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 28, 2006, there were 1,525,738 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
Assets	(UNAUDITED)
Investment property:
Land	$13,435,415	$-
Building	56,189,023	-

	69,624,438	-
Less accumulated depreciation	(141,585)	-
Net investment property	69,482,853	-

Cash	3,263,167	205,030
Restricted escrows	6,042,700	-
Due from escrow agent	608,582	-
Tenant accounts receivable	220,142	-
Acquired in-place lease intangibles (net of accumulated amortization of $39,557 and $0, respectively)	1,399,661	-
Deferred financing costs (net of accumulated amortization of $4,862 and $0, respectively)	418,440	-
Deferred offering costs	-	225,966
Prepaid real estate taxes	689,358	-
Prepaid insurance and other assets	224,308
Total Assets	$82,349,211	$430,996

Liabilities and Stockholders' Equity
Mortgages payable	$67,975,000	$-
Accounts payable and accrued expenses	581,839	37,511
Tenant allowances and deposits payable	305,084	-
Accrued real estate taxes	309,767	-
Distributions payable	152,580	-
Prepaid rental revenues	123,517	-
Acquired below market lease intangibles (net of accumulated amortization of $168,176 and $0, respectively)	420,632
Due to affiliate	66,922	309,056
	69,935,341	346,567

Minority interest in partnership	1,268,668	836

Commitments and contingencies

Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 1,273,428 and 20,000 shares issued and outstanding, respectively	12,734	200
Additional paid-in-capital	11,414,256	199,800
Accumulated distributions in addition to net loss	(281,788)	(116,407)
Total stockholder’s equity	11,145,202	83,593
Total Liabilities and Stockholders' Equity	$82,349,211	$430,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenues:
Rental income	$979,398	$-	$988,698	$-
Tenant recovery income	499,912	-	503,423	-

	1,479,310	-	1,492,121	-
Expenses:
Property operating expenses	486,730	-	495,521	-
Real estate taxes	159,498	-	161,139	-
General and administrative costs	159,911	-	255,688	-
Depreciation and amortization	184,484	-	186,005	-

	990,623	-	1,098,353	-

Operating income	488,687	-	393,768	-

Other income	58,643	-	68,030	-
Interest expense	(431,232)	-	(435,895)	-
Minority interest	(38)	-	(4)	-

Net income applicable to common shares	$116,060	$-	$25,899	$-

Net income per common share, basic and diluted	$0.13	$-	$0.05	$-

Weighted average number of common shares outstanding, basic and diluted	895,323	20,000	571,656	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Total Stockholders' Equity
	Preferred Shares	Amount	Common Shares	Amount
BALANCE, December 31, 2005	-	$-	20,000	$200	$199,800	$(116,407)	$83,593
Net income	-	-	-	-	-	25,899	25,899
Distributions declared						(191,280)	(191,280)
Proceeds from offering	-	-	1,251,687	12,517	12,465,756	-	12,478,273
Selling commissions and dealer manager fees	-	-	-	-	(1,014,262)	-	(1,014,262)
Other offering costs	-	-	-	-	(253,565)	-	(253,565)
Proceeds from distribution reinvestment program			1,741	17	16,527	-	16,544
BALANCE, June 30, 2006	-	$-	1,273,428	$12,734	$11,414,256	$(281,788)	$11,145,202

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,899	$-
Loss allocated to minority interests	4	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,585	-
Amortization of deferred financing costs	4,862	-
Amortization of above and below-market lease intangibles	(128,619)	-
Changes in assets and liabilities:
Increase in prepaid real estate taxes	(689,358)	-
Increase in prepaid insurance and other assets	(224,308)
Increase in tenant accounts receivable	(220,142)
Increase in real estate taxes payable	309,767	-
Increase in tenant allowance and securities deposits payable	305,084	-
Increase in accounts payable and accrued expenses	544,328	-
Increase in prepaid rental revenue	123,517
Net cash provided by operating activities	192,619	-

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(70,474,848)	-
Restricted escrows	(6,042,700)	-
Net cash used in investing activities	(76,517,548)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form mortgage financing	67,975,000	-
Payment of loan fees and expenses	(423,302)	-
Proceeds from issuance of common stock	12,478,273	-
Proceeds from issuance of special general partnership units	1,267,827	-
Payment of offering costs	(1,041,861)	-
Increase in amounts due from escrow agent	(608,582)
Increase (decrease) in amounts due to affiliates, net	(242,134)	49,265
Distributions paid	(22,155)	-
Net cash provided by financing activities	79,383,066	49,265

Net change in cash	3,058,137	49,265
Cash, beginning of period	205,030	205,489

Cash, end of period	$3,263,167	$254,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$340,780	$-

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

As of June 30, 2006, cumulative gross offering proceeds of approximately $12.7 million have been released to the Lightstone REIT and used for the purchase of a 99.98% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Company. Through June 30, 2006, the Lightstone REIT offset proceeds of approximately $1.3 million from the sale of special general partnership units against approximately $1.3 million of Advisor cash advances used for offering costs.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through June 30, 2006, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $1.6 million at June 30, 2006) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

1. Organization (continued):

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company has completed two acquisitions to date. The first was completed on March 31, 2006 (the Belz Factory Outlet World in St. Augustine, Florida), and the second was completed on June 29, 2006 (four multi-family communities in Southeast Michigan). Each of the acquired properties is managed by an affiliate of Lightstone Value Plus REIT Management LLC, (the “Property Manager”). No other acquisitions have been completed or identified by the Company as of August 4, 2006.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and the Operating Partnership. As of June 30, 2006, the Lightstone REIT had a 99.98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income, statements of stockholders’ equity and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The December 31, 2005 balance sheet data was derived from audited financial statements. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K/A for the year ended December 31, 2005.

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued):

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms ranging from one month to approximately 9 years. Optional renewal periods were not considered.

The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset will be amortized over the average life of the relationship.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required at June 30, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued):

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Maintenance and repairs are charged to expense as incurred.

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

Income Taxes

For the year ending December 31, 2006, the Company intends to make an election to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2006. Accordingly, no provision for income tax has been recorded.

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

As of June 30, 2006, the Advisor has advanced approximately $2.9 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $12.7 million from its public offering as of June 30, 2006, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $1.0 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $254,000 (or 2% of the gross offering proceeds).

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued):

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

3. Acquisitions

St Augustine Retail Outlet Mall

On November 30, 2005, Prime Outlets Acquisition Company LLC (“Prime”), an affiliate of the Advisor, entered into a Purchase and Sale Agreement with St. Augustine Outlet World, Ltd, an unaffiliated third party, to purchase Belz Outlets at St. Augustine, Florida. On March 31, 2006, Prime assigned its interest in the Purchase and Sale Agreement to LVP St. Augustine Outlets, LLC (“LVP St. Augustine”), a single purpose, wholly owned subsidiary of the Operating Partnership, and LVP St. Augustine simultaneously completed the acquisition of the property. The total acquisition price, including acquisition-related transaction costs, was $26,921,450. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or $715,000.

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

As of June 30, 2006, the approximate fixed future minimum rentals from tenants of the property are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Future Minimum Rentals	$875,508	$1,630,402	$1,185,878	$791,641	$213,897	$42,624	$4,739,950

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

3. Acquisitions, continued:

Southeastern Michigan Multi-Family Properties

On April 26, 2006, the Sponsor entered into a Purchase and Sale Agreement with Home Properties, L.P. and Home Properties WMF I, LLC, affiliates of Home Properties, Inc., a New York Stock Exchange listed real estate investment trust (collectively, “Sellers”), each an unaffiliated third party, to purchase 19 multifamily apartment communities. On June 29, 2006, the Sponsor assigned the purchaser’s interest in the Purchase and Sale Agreement with respect to four of the apartment communities to each of four single purpose, wholly owned subsidiaries of LVP Michigan Multifamily Portfolio LLC (“LVP MMP”), and the LVP MMP subsidiaries simultaneously completed the acquisition of the four properties. The Operating Partnership holds a 99% membership interest in LVP MMP, while the Lightstone REIT holds a 1% membership interest in LVP MMP. The properties are located in Southeast Michigan and were valued by an independent third-party appraiser retained by Citigroup Global Markets Realty Corp. (“Citigroup”) at an aggregate value equal to $54.3 million.

The total acquisition price, excluding acquisition-related transaction costs, was approximately $42.2 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or approximately $1.1 million. Other closing and financing related costs totaled approximately $400,000, and net pro ration adjustments for assumed liabilities, prepaid rents, real estate taxes and interest totaled $500,000.

Approximately $40.7 million of the total acquisition cost was funded by a mortgage loan from Citigroup, and approximately $4.6 million was funded with offering proceeds from the sale of the Company’s common stock. Loan proceeds from Citigroup were also used to fund approximately $1.1 million of escrows for capital improvements, real estate taxes, and insurance. Each of the four subsidiaries of LVP MMP currently holds a fee simple interest in one of the four properties, subject to the encumbrances described in Note 4 below.

In-place rents, net of rent concessions, and average occupancy for the four properties at June 30, 2006 was as follows:

In-Place Rents, Net	$679,126
Occupancy Percentage	92.0%

Proforma Condensed Financial Information

The following unaudited pro forma combined condensed statements of income set forth the consolidated results of operations for the six months ended June 30, 2006 and June 30, 2005, respectively, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the six months ended June 30, 2006 and June 30, 2005, respectively.

	Six Months Ended June 30,
	2006	2005
Real estate revenues	$7,034,919	$7,010,034
Net income (loss)	$314,611	$(149,588)
Basic and Diluted earnings (loss) per share	$0.35	$(0.16)

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

4. Mortgages Payable

Mortgages payable, totaling approximately $68.0 million at June 30, 2006, consists of two secured loans maturing in 2016. The loans bear interest at a fixed annual rate of 6.09% and 5.96%, respectively. Monthly installments of interest only are required through the first 12 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million and $37.9 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Fixed rate mortgages	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875

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

5. Distributions Payable

On May 11, 2006, the Company’s Board of Directors declared a dividend for the three-month period ending June 30, 2006. The dividend of $152,580 at June 30, 2006, was calculated based on shareholders of record each day during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend was paid in full on July 14, 2006 using a combination of cash ($91,015), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($61,565). The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

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

6. Related Party Transactions (continued):

Fees / Compensation	Amount

Property Management -Residential / Retail
The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential and retail properties. In addition, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

7% Stockholder Return Threshold
Once a cumulative non-compounded return of 7% per year is realized by stockholders on their net investment, Lightstone SLP, LLC will receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

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

6. Related Party Transactions (continued):

Operating Stage Distributions	Amount of Distribution

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) intends to acquire and operate commercial and residential properties, principally in the United States. We intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; hotels or motels; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

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

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf. Through June 30, 2006, the Advisor has advanced in excess of $2.9 million to the Company for its organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as selling commissions and dealer manager fees.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of June 30, 2006, cumulative gross offering proceeds of approximately $12.7 million have been released to the Lightstone REIT and used for the purchase of a 99.98% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

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

For the year ending December 31, 2006, the Company intends to make an election to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2006. Accordingly, no provision for income tax has been recorded. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

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

As of June 30, 2006, we have received proceeds of approximately $12.7 million from our public offering of common stock, net advances of approximately $1.6 million from our Advisor, and approximately $1.3 million from the sale of special general partnership units to an affiliate of our Advisor.

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

	2006	2007	2008	2009	2010	Thereafter
Fixed rate debt	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Critical Accounting Policies

 General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

 We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. Additionally, we acquired our initial real estate properties on March 31, 2006 and June 29, 2006, respectively. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Comparison of the three months ended June 30, 2006 versus the three months ended June 30, 2005

Revenues

Total revenues increased 100%, or $1.5 million for the three months ended June 30, 2006 compared to $0 for the same period last year. Rental income increased by approximately $1.0 million and tenant reimbursements increased by approximately $500,000, primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006.

Expenses

Total expenses increased 100%, or approximately $1.0 million, for the six months ended June 30, 2006, compared to $0 for the same period last year. Real estate taxes, property operating expenses and depreciation and amortization increased by approximately $831,000 in total, primarily as a result of our having closed on our first real estate acquisition on March 31, 2006.

General and administrative expenses were approximately $160,000 for the six months ended June 30, 2006, compared to $0 for the corresponding period in 2005. The increase is primarily due to professional fees, board of director fees and insurance costs (totaling approximately $96,000), as well as accrued asset management fees payable to the Advisor (approximately $65,000). We had not incurred any general and administrative costs during the same period last year as our Company had not yet begun operations.

Other Income

Other income increased by approximately $59,000 due principally to interest earned on the investment of cumulative Offering proceeds in a money market account during the three-month period ending June 30, 2006.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations (continued):

Interest expense

Interest expense increased 100%, or approximately $431,000 for the three months ended June 30, 2006, due primarily to the financing of the Belz Outlets acquisition on March 31, 2006.

Comparison of the six months ended June 30, 2006 versus the three months ended June 30, 2005

Due to the timing of our first acquisition, with a closing on March 31, 2006 that resulted in only one day of results during the first quarter of 2006, our results of operations for the six months ended June 30, 2006 are substantially consistent with our results for the quarter ended June 30, 2006:

Revenues

Total revenues increased 100%, or $1.5 million for the six months ended June 30, 2006 compared to $0 for the same period last year. Rental income increased by approximately $1.0 million and tenant reimbursements increased by approximately $500,000, primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006.

Expenses

Total expenses increased 100%, or approximately $1.0 million, for the three months ended June 30, 2006, compared to $0 for the same period last year. Real estate taxes, property operating expenses and depreciation and amortization increased by approximately $843,000 in total, primarily as a result of our having closed on our first real estate acquisition on March 31, 2006.

General and administrative expenses were approximately $256,000 for the three months ended June 30, 2006, compared to $0 for the corresponding period in 2005. The increase is primarily due to professional fees, board of director fees and insurance costs (totaling approximately $191,000), as well as accrued asset management fees payable to the Advisor (approximately $65,000). We had not incurred any general and administrative costs during the same period last year as our Company had not yet begun operations.

Other Income

Other income increased by approximately $68,000 due principally to interest earned on the investment of cumulative Offering proceeds in a money market account during the six-month period ending June 30, 2006.

Interest expense

Interest expense increased 100%, or approximately $436,000 for the six months ended June 30, 2006, due primarily to the financing of the Belz Outlets acquisition on March 31, 2006.

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

At June 30, 2006, we had mortgage debt totaling approximately $68.0 million. There are two secured loans, each maturing in 2016. The loans bear interest at a fixed annual rate of 6.09% and 5.96%, respectively. Monthly installments of interest only are required through the first 12 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million and $37.9 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Fixed rate mortgages	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.

The fair value of our debt approximates its carrying amount at June 30, 2006.

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

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum meruit and unjust enrichment seeking the value of work he performed.  Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

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

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities. During the period from May 1, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933 (“Securities Act”), and the interpretations of the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, shareholders who purchased during the Period would have a right to rescind the purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the shareholders who purchased during the Period demanded rescission within that one year period, we would be obligated to repay approximately $3,525,000, which we would repay using offering proceeds that we have received.

Through June 30, 2006, we had sold 1,273,428 shares for gross offering proceeds of approximately $12.7 million. This amount includes approximately 1,741 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $16,544. From the effective date of our public offering through June 30, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount	Amount	Estimated / Actual
Underwriting discounts and commissions	$1,014,262	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	253,565	Actual
Total expenses	$1,267,827

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for approximately $1.3 million in contributions by Lightstone SLP, LLC to the Operating Partnership pursuant to the arrangement described in the “Compensation Table” and “Capital Resources” sections of our Prospectus, are approximately $12.7 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

PART II. OTHER INFORMATION, CONTINUED:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED

With net offering proceeds of $12.7 million, and new mortgage debt in the amount of $68.0 million, as reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows, we acquired approximately $70.5 million in real estate investments (including $1.9 million in acquisition fees) and related assets. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount	Amount	Estimated / Actual
Construction of plant, building and facilities	$-
Purchase of real estate interests	9,106,429	Actual
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of June 30, 2006)	608,582	Actual
Temporary investments (as of June 30, 2006)	2,963,262	Actual
Other uses	-
Total uses	$12,678,273

As of July 28, 2006, we have sold approximately 1.5 million shares at an aggregate offering price of $15.2 million.

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

10.10 *	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association.

10.11 *	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association.

10.12 *	Indemnification Agreement between Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Holdings, LLC.

10.13	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC

10.14	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC.

10.15	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC.

10.16	Contribution Agreement among scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.17	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC

10.18	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.19	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.

10.20	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.

10.21	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.

10.22	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.

10.23	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.

10.24	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.25	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.

10.26	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2006	By:	/s/ David Lichtenstein
David Lichtenstein President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Michael M. Schurer
Michael M. Schurer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)