Form 10-Q
period 2006-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2006-11-13
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, there were 3,167,470 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	Sept 30, 2006	December 31, 2005
Assets	(UNAUDITED)
Investment property:
Land	$13,435,415	$-
Building	56,230,989	-

	69,666,404	-
Less accumulated depreciation	(510,090)	-
Net investment property	69,156,314	-

Cash	14,603,277	205,030
Restricted escrows	7,092,867	-
Due from escrow agent	1,051,202	-
Tenant accounts receivable	198,225	-
Acquired in-place lease intangibles (net of accumulated amortization of $704,604 and $0, respectively)	734,544	-
Deferred financing costs (net of accumulated amortization of $15,425 and $0, respectively)	409,877	-
Deferred offering costs	-	225,966
Prepaid expenses and other assets	715,333	-

Total Assets	$93,961,639	$430,996

Liabilities and Stockholders' Equity
Mortgages payable	$67,975,000	$-
Accounts payable and accrued expenses	1,368,595	37,511
Tenant allowances and deposits payable	319,856	-
Distributions payable	309,282	-
Prepaid rental revenues	161,270	-
Acquired below market lease intangibles (net of accumulated amortization of $229,309 and $0, respectively)	359,499	-
Due to affiliate	268,369	309,056

	70,761,871	346,567

Minority interest in partnership	2,454,250	836

Commitments and contingencies

Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 2,463,924 and 20,000 shares issued and outstanding, respectively	24,639	200
Additional paid-in-capital	22,134,554	199,800
Accumulated distributions in addition to net loss	(1,413,675)	(116,407)

Total stockholder’s equity	20,745,518	83,593

Total Liabilities and Stockholders' Equity	$93,961,639	$430,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended Sept 30, 2006	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005

Revenues:
Rental income	$2,830,537	$-	$3,819,234	$-
Tenant recovery income	241,234	-	744,657	-

	3,071,771	-	4,563,891	-
Expenses:
Property operating expenses	1,444,232	-	1,939,753	-
Real estate taxes	341,211	-	502,350	-
General and administrative costs	322,374	-	578,062	-
Depreciation and amortization	1,030,337	-	1,216,341	-

	3,138,154	-	4,236,506	-

Operating (loss) income	(66,383)	-	327,385	-

Other income, primarily interest	303,502	-	371,532	-
Interest expense	(1,059,802)	-	(1,495,697)	-
Minority interest	77	-	73	-

Net (loss) applicable to common shares	$(822,606)	$-	$(796,707)	$-

Net (loss) per common share, basic and diluted	$(0.46)	$-	$(0.82)	$-

Weighted average number of common shares outstanding, basic and diluted	1,772,331	20,000	975,986	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Shares		Common Shares
	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Distributions in Addition to Net Loss	Total Stockholders' Equity
BALANCE, December 31, 2005	-	$-	20,000	$200	$199,800	$(116,407)	$83,593
Net (loss)	-	-	-	-	-	(796,707)	(796,707)
Distributions declared		-	-	-	-	(500,561)	(500,561)
Proceeds from offering	-	-	2,435,734	24,357	24,310,522	-	24,334,879
Selling commissions and dealer manager fees	-	-	-	-	(1,925,590)	-	(1,925,590)
Other offering costs	-	-	-	-	(527,897)	-	(527,897)
Proceeds from distribution reinvestment program	-	-	8,190	82	77,719	-	77,801

BALANCE, September 30, 2006	-	$-	2,463,924	$24,639	$22,134,554	$(1,413,675)	$20,745,518

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,707)	$-
Loss allocated to minority interests	(73)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	510,587	-
Amortization of deferred financing costs	15,425	-
Amortization of above and below-market lease intangibles	475,365	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(715,830)	-
Increase in tenant accounts receivable	(198,225)
Increase in tenant allowance and security deposits payable	319,856	-
Increase in accounts payable and accrued expenses	1,331,084	-
Increase in prepaid rents	161,270

Net cash provided by operating activities	1,102,752	-

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(70,516,814)	-
Restricted escrows	(7,092,867)	-

Net cash used in investing activities	(77,609,681)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form mortgage financing	67,975,000	-
Payment of loan fees and expenses	(425,302)	-
Proceeds from issuance of common stock	24,334,879	-
Proceeds from issuance of special general partnership units	2,453,487	-
Payment of offering costs	(2,227,521)	-
Increase in amounts due from escrow agent	(1,051,202)
Increase (decrease) in amounts due to affiliates, net	(40,687)	(3,489)
Distributions paid	(113,478)	-

Net cash provided by financing activities	90,905,176	(3,489)

Net change in cash	14,398,247	(3,489)
Cash, beginning of period	205,030	205,489

Cash, end of period	$14,603,277	$202,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,254,025	$-

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

As of September 30, 2006, cumulative gross offering proceeds of approximately $24.5 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner units in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Company. Through September 30, 2006, the Lightstone REIT offset proceeds of approximately $2.5 million from the sale of special general partnership units against approximately $3.8 million of Advisor cash advances used for offering costs.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through September 30, 2006, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $1.3 million at September 30, 2006) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

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

On November 6, 2006, the Company announced its commitment to purchase Oakview Plaza from an unaffiliated third party. Oakview Plaza is a retail shopping mall located in Omaha, Nebraska consisting of three single-story retail buildings located on approximately 19.6 acres of land and containing approximately 177,303 rentable square feet. The contract price for the Property is $32,600,000, excluding closing costs. Subject to the development and leasing of an additional 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to Oakview Plaza, the Company will be required to purchase the Option Land on the commencement of rent under the lease for the Option Land. The contract price for the fully improved and leased Option Land will be determined by dividing the first full year of base rent payments by 9.5%. In the event that it receives notice that the improvement and leasing of the Option Land has not been successful, the Company will have 30 days to purchase the unimproved Option Land for a fixed contract price of $650,000. Although the Company believes that the acquisition of Oakview Plaza is probable, there can be no assurance that this acquisition will be consummated. No other acquisitions have been completed or identified by the Company as of November 6, 2006.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and the Operating Partnership. As of September 30, 2006, the Lightstone REIT had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2. Summary of Significant Accounting Policies (continued)

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

2. Summary of Significant Accounting Policies (continued)

Investment in Real Estate (continued)

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required at September 30, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

2. Summary of Significant Accounting Policies (continued)

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

As of September 30, 2006, the Advisor has advanced approximately $3.8 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $24.5 million from its public offering as of September 30, 2006, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was  limited to approximately $2.0 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $0.5 million (or 2% of the gross offering proceeds).

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe that the adoption of SAB 108 will have any effect on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

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

As of September 30, 2006, the approximate fixed future minimum rentals from tenants of the property are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Future Minimum Rentals	$526,849	$1,866,132	$1,429,512	$983,783	$333,951	$129,920	$5,270,147

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

3. Acquisitions (continued)

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

In-place rents, net of rent concessions, and average occupancy for the four properties at September 30, 2006 was as follows:

In-Place Rents, Net	$729,211
Occupancy Percentage	92.5%

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the nine months ended September 30, 2006 and September 30, 2005, respectively, as if the above described acquisitions had occurred at the beginning of the period of acquisition and the same period in the year prior to the acquisition. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the nine months ended September 30, 2006 and September 30, 2005, respectively.

	Nine Months Ended
	September 30,

	2006	2005

Real estate revenues	$9,960,169	$10,515,051
Net loss	$(116,809)	$(271,605)
Basic and diluted loss per share	$(0.09)	$(0.29)

4. Mortgages Payable

Mortgages payable, totaling approximately $68.0 million at September 30, 2006, consists of two secured loans maturing in 2016. The loans bear interest at a fixed annual rate of 6.09% and 5.96%, respectively. Monthly installments of interest only are required through the first 12 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million and $37.9 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

Lightstone Value Plus Real Estate Investment Trust, Inc.
Notes to Consolidated Financial Statements

4. Mortgages Payable (continued)

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate mortgages	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875	$67,975,000

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

5. Distributions Payable

On September 5, 2006, the Company’s Board of Directors declared a dividend for the three-month period ending September 30, 2006. The dividend of $309,282 at September 30, 2006, was calculated based on shareholders of record each day during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend was paid in full on October 13, 2006 using a combination of cash ($189,252), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($120,030). The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

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

6. Related Party Transactions (continued)

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

Property Management- Residential / Retail
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

Property Management- Office/Industrial
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

6. Related Party Transactions (continued)

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

6. Related Party Transactions (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and its affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K/A, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Overview (continued)

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. To date the Company has completed two acquisitions, the Belz Outlets in St. Augustine, Florida which closed on March 31, 2006 and the southeastern Michigan multi-family properties which closed on June 29, 2006.

On November 6, 2006, the Company announced its commitment to purchase Oakview Plaza from an unaffiliated third party. Oakview Plaza is a retail shopping mall located in Omaha, Nebraska consisting of three single-story retail buildings located on approximately 19.6 acres of land and containing approximately 177,303 rentable square feet. The contract price for the Property is $32,600,000, excluding closing costs. Subject to the development and leasing of an additional 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to Oakview Plaza, the Company will be required to purchase the Option Land on the commencement of rent under the lease for the Option Land. The contract price for the fully improved and leased Option Land will be determined by dividing the first full year of base rent payments by 9.5%. In the event that it receives notice that the improvement and leasing of the Option Land has not been successful, the Company will have 30 days to purchase the unimproved Option Land for a fixed contract price of $650,000. Although the Company believes that the acquisition of Oakview Plaza is probable, there can be no assurance that this acquisition will be consummated. No other acquisitions have been completed or identified by the Company as of November 6, 2006.

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

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf. Through September 30, 2006, the Advisor has advanced in excess of $3.8 million to the Company for its organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as selling commissions and dealer manager fees.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Overview (continued)

The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of September 30, 2006, cumulative gross offering proceeds of approximately $24.5 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

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

As of September 30, 2006, we have received proceeds of approximately $24.5 million from our public offering of common stock, net advances of approximately $1.4 million from our Advisor, and approximately $2.5 million from the sale of special general partnership units to an affiliate of our Advisor.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Liquidity and Capital Resources (continued)

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

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate mortgages	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875	$67,975,000

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

Comparison of the three months ended September 30, 2006 versus the three months ended September 30, 2005

Revenues

Total revenues increased 100%, or $3.1 million for the three months ended September 30, 2006 compared to $0 for the same period last year. Rental income increased by approximately $2.8 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006. Tenant recovery income increased by approximately $241,000 primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations (continued):

Expenses

Total expenses increased 100%, or approximately $3.1 million, for the three months ended September 30, 2006, compared to $0 for the same period last year. Increases in property operating expenses ($1.4 million), real estate taxes ($341,000), and depreciation and amortization ($1.0 million) were a result of the acquisition of two new properties on March 31, 2006 and June 29, 2006, respectively. General and administrative costs increased 100% as well, to $322,000, primarily as a result of the payment of asset management fees, director’s and officer’s liability insurance and fees to our board of directors, auditors and attorneys. We had not incurred any general and administrative costs during the same period last year, as our Company had not yet begun operations.

Other Income

Other income increased by approximately $304,000 due principally to interest earned on the investment of cumulative Offering proceeds in a money market account during the three-month period ending September 30, 2006.

Interest expense

Interest expense increased 100%, or approximately $1.1million for the three months ended September 30, 2006, as a result of the acquisition and financing of two new properties on March 31, 2006 and June 29, 2006, respectively.

Comparison of the nine months ended September 30, 2006 versus the nine months ended September 30, 2005

Due to the timing of our first acquisitions on March 31, 2006 and June 29, 2006, respectively, our results of operations for the nine months ended September 30, 2006 are substantially consistent with our results for the quarter ended September 30, 2006:

Revenues

Total revenues increased 100%, or $4.6 million for the nine months ended September 30, 2006 compared to $0 for the same period last year. Rental income increased by approximately $3.8 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006. Tenant recovery income increased by approximately $745,000 primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida.

Expenses

Total expenses increased 100%, or approximately $4.2 million, for the nine months ended September 30, 2006, compared to $0 for the same period last year. Increases in property operating expenses ($1.9 million), real estate taxes ($502,000), and depreciation and amortization ($1.2 million) were a result of the acquisition of two new properties on March 31, 2006 and June 29, 2006, respectively. General and administrative costs increased 100% as well, to $578,000, primarily as a result of the payment of asset management fees, director’s and officer’s liability insurance and fees to our board of directors, auditors and attorneys. We had not incurred any general and administrative costs during the same period last year, as our Company had not yet begun operations.

Other Income

Other income increased by approximately $372,000 due principally to interest earned on the investment of cumulative Offering proceeds in a money market account during the nine-month period ending September 30, 2006.

Interest expense

Interest expense increased 100%, or approximately $1.5 million for the nine months ended September 30, 2006, as a result of the acquisition and financing of two new properties on March 31, 2006 and June 29, 2006, respectively.

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

At September 30, 2006, we had mortgage debt totaling approximately $68.0 million. There are two secured loans, each maturing in 2016. The loans bear interest at a fixed annual rate of 6.09% and 5.96%, respectively. Monthly installments of interest only are required through the first 12 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million and $37.9 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate mortgages	$-	$244,904	$344,388	$365,957	$388,876	$66,630,875	$67,975,000

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.

The fair value of our debt approximates its carrying amount at September 30, 2006.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2006, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES:

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

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed.  Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

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

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities. During the period from May 1, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933 (“Securities Act”), and the interpretations of the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, shareholders who purchased during the Period would have a right to rescind the purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the shareholders who purchased during the Period demanded rescission within that one-year period, we would be obligated to repay approximately $3,525,000, which we would repay using offering proceeds that we have received.

Through September 30, 2006, we had sold 2,463,924 shares for gross offering proceeds of approximately $24.5 million. This amount includes approximately 8,190 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $77,801. From the effective date of our public offering through September 30, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$1,925,590	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	527,897	Actual
Total expenses	$2,453,487

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for approximately $2.5 million in contributions by Lightstone SLP, LLC to the Operating Partnership pursuant to the arrangement described in the “Compensation Table” and “Capital Resources” sections of our Prospectus, are approximately $24.5 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED:

With net offering proceeds of $24.5 million, and new mortgage debt in the amount of $68.0 million, as reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows, we acquired approximately $70.5 million in real estate investments (including $1.9 million in acquisition fees) and related assets. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount	Amount	Estimated / Actual
Construction of plant, building and facilities	$-
Purchase of real estate interests	9,106,429	Actual
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of September 30, 2006)	1,051,202	Actual
Temporary investments (as of September 30, 2006)	14,377,248	Actual
Other uses	-
Total uses	$24,534,879

As of November 8, 2006, we have sold approximately 3.1 million shares at an aggregate offering price of $31.4 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5. OTHER INFORMATION:

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS:

Exhibit Number	Description

3.2	*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1	*	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP.
10.1	*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2	*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3	*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4	*	Form of the Company’s Stock Option Plan.
10.5	*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6	*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein.
10.7	*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC.
10.8	*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC.
10.9	*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association.
10.10	*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association.
10.11	*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association.
10.12	*	Indemnification Agreement between Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Holdings, LLC.
10.13	*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14	*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15	*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.16	*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17	*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.18	*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19	*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20	*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21	*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22	*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23	*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.24	*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25	*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26	**	Purchase and Sale Agreement among Oakview Plaza North, LLC, Frank R. Krejci, Vera Jane Krejci, George W. Venteicher, Susan Venteicher and Lightstone Value Plus REIT LP
10.27	**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, Frank R. Krejci, Vera Jane Krejci, George W. Venteicher, Susan Venteicher and Lightstone Value Plus REIT LP
10.28	**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, Frank R. Krejci, Vera Jane Krejci, George W. Venteicher, Susan Venteicher and Lightstone Value Plus REIT LP

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS, CONTINUED:

Exhibit Number	Description

10.29	**	Third Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, Frank R. Krejci, Vera Jane Krejci, George W. Venteicher, Susan Venteicher and Lightstone Value Plus REIT LP
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367).
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed on November 6, 2006 (File No. 333-117367).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 13, 2006	By:	/s/ David Lichtenstein
David Lichtenstein President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Michael M. Schurer
Michael M. Schurer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)