Form 10-K
period 2006-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2007-03-21
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the common shares held by non-affiliates of the registrant was $12,534,280. While there is no established market for the Registrant’s common shares, the Registrant is offering and has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 8, 2007, there were 5,413,640 shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus real Estate Investment Trust, Inc. (the “Lightstone REIT” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

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

PART I.
ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT, a Maryland corporation, was formed on June 8, 2004 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT intends to acquire both portfolios and individual properties, with its commercial holdings expected to consist primarily of multi-tenanted shopping centers, industrial and office properties, and its residential properties expected to consist of “Class B” multi-family complexes.

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

Our business is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors. Founded in 1988 and headquartered in Lakewood, New Jersey, our Sponsor is ranked among the 25 largest real estate companies in the industry with a diversified portfolio of over 18,000 residential units as well as office, industrial and retail properties totaling in excess of 29 million square feet of space in 27 states, the District of Columbia and Puerto Rico. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

The Lightstone REIT sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Lightstone REIT invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2004 and 2005, and a 99.99% general partnership interest at December 31, 2006. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Lightstone REIT, an equal number of common shares of the Lightstone REIT, as allowed by the limited partnership agreement.

A Post-Effective Amendment to the Lightstone REIT’s Registration Statement was declared effective on October 17, 2005. The Post-Effective Amendment reduced the minimum offering from 1 million shares of common stock to 200,000 shares of common stock. As of December 31, 2005, the Lightstone REIT had reached its minimum offering by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Lightstone REIT from escrow and invested in the Operating Partnership.

As of March 8, 2007, cumulative gross offering proceeds of approximately $54.0 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Lightstone REIT expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Lightstone REIT. Through December 31, 2006, the Lightstone REIT offset proceeds of approximately $4.3 million from the sale of special general partnership interests against approximately $5.4 million of Advisor cash advances used for offering costs. Through March 8, 2007, the Lightstone REIT offset proceeds of approximately $5.4 million from the sale of special general partnership interests against approximately $6.3 million of Advisor cash advances used for offering costs, which represented 12% of gross offering proceeds during the same period.

Our Advisor has not allocated any organizational costs to the Lightstone REIT as of December 31, 2006. Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Lightstone REIT.

Through its Operating Partnership, the Lightstone REIT will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Lightstone REIT alone or jointly with another party. The Lightstone REIT has completed five acquisitions to date, three of which were completed prior to December 31, 2006. To date, the Lightstone REIT acquired: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; an investment in a joint venture, formed to purchase a sub-ground lease to an office building in New York, NY, on January 4, 2007; and a portfolio of 12 industrial and two office buildings in Louisiana and Texas, on February 1, 2007. See Item 7 for further discussion.

The Lightstone REIT’s Advisor, Dealer Manager and Lightstone Value Plus REIT Management LLC (the “Property Manager ) are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements.

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

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible. Our Sponsor currently maintains operations in Alabama, California, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nebraska, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. The Lightstone REIT had $95.5 million in outstanding long-term obligations as of December 31, 2006.

Dividend Objectives

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of the board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our stockholders as of daily record dates and aggregate and pay such dividends quarterly.

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarter ending March 31, 2007. The dividends have been calculated based on stockholders of record each day during each respective three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared for the year ended December 31, 2006 were $1.1 million. The dividend declared for the quarter ending March 31, 2007 will be paid in cash in April 2007 to stockholders of record as of March 30, 2007.

Tax Status

As of December 31, 2006, we qualified as a REIT and will elect to be taxed as a REIT for the taxable year ending December 31, 2006. As a REIT, we generally will not be subject to corporate federal income tax to the extent we distribute our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates.

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

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are other REITs with asset acquisition objectives similar to ours that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by the Lightstone REIT. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

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

Because we are organized as an UPREIT, we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to our Lightstone REIT in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 326 Third Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.LightstoneREIT.com.

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

Risks Related to the Common Stock

Our REIT is newly formed; therefore we have limited operating history to evaluate our likely performance. We acquired our first real estate assets in early 2006. Accordingly, we do not have an extensive operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

The offer and sale of common stock to certain stockholders may be deemed to have violated federal securities laws and as a result, those stockholders may have the right to rescind their original purchase of our securities. During the period from May 11, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933, as amended (“Securities Act”), and the interpretations of the SEC. If a violation of Section 5 of the Securities Act did in fact occur, stockholders who purchased during the Period would have a right to rescind their purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the stockholders who purchased during the Period demanded rescission within that one-year period, we would be obligated to repay approximately $3,525,000, which we would repay using offering proceeds that we have received.

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

We do not believe that our operating partnership or we will be considered an “investment” as defined in the Investment Company Act of 1940 because we do not intend to engage in the types of business that characterize an investment under that law. Investments in real estate will represent the substantial majority of our business, which would not subject us to investment company status. While a company that owns investment securities having a value exceeding 40 percent of its total assets could be considered an investment company, we believe that if we make investments in joint ventures they will be structured so that they are not considered “investment securities” for purposes of the law. However, if an examination of our investments by the SEC or a court should deem them to be investment securities, we could be deemed to be an investment company and subject to additional restrictions.

Even if our operating partnership or we are deemed an investment company, we may qualify for an exemption from the provisions of the Investment Company Act, such as the exemption that applies generally to companies that purchase or otherwise acquire interests in real estate. Under Section 3(c)(5)(C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests (“qualifying assets”). To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. We intend to invest only in fee or leasehold interests in real estate. Fee interests in real estate are considered “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act and leasehold interests in real estate may be considered “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act. We do not intend to invest in mezzanine loans, subordinate interests in whole loans (B Notes), distressed debt, preferred equity or multi-class (first loss) mortgage-back securities. Investments in such assets may not be deemed “qualifying assets” for purposes of Section 3(c)(5)(C) of the Investment Company Act and, as a result, any such investments may have to be limited. There can be no assurance that our investments will continue to qualify for an exemption from investment company status.

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

Conflicts of Interest

There are conflicts of interest between our Dealer Manager, Advisor, Property Manager and their affiliates and us. David Lichtenstein founded American Shelter Corporation and The Lightstone Group, LLC. Mr. Lichtenstein wholly owns The Lightstone Group and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, Property Manager, our Dealer Manager and affiliates, except for us, although he owned 20,000 shares, or over 9% of our shares, indirectly through our Advisor at the time we reached the minimum offering of $2,000,000.

Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

An affiliated party is providing title insurance services. From time to time, the Operating Partnership purchases title insurance from an agent in which our Sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to our purchase of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on the Operating Partnership’s behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

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

We do not have employees. Likewise, our Advisor will rely on the employees of our Sponsor and its affiliates to manage and operate our business. Our Sponsor is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and will continue to be actively involved in operations and activities other than our operations and activities. Our Sponsor currently controls and/or operates other entities that own properties in many of the markets in which we may seek to invest. Our Sponsor spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of our Sponsor’s employees.

Our Sponsor and its affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. Because our Sponsor and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, may own equity interests in entities affiliated with our Sponsor from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with our Sponsor other than us. As a result of these interests, they could pursue transactions that may not be in our best interest. Also, if our Sponsor suffers financial or operational problems as the result of any of its activities, whether or not related to our business, the ability of our Sponsor and its affiliates, our Advisor and our Property Manager to operate our business could be adversely impacted.

Certain of our affiliates who provide services to us may be engaged in competitive activities. Our Advisor, Property Manager and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, our Sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment following the final closing of the offering of our common shares and after 75% of the total gross proceeds from such offering of the shares have been invested or committed for investment in real properties.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives. In accordance with one of our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our Sponsor or with unaffiliated third parties. Investments in joint ventures which own real estate properties may involve risks otherwise not present when we purchase real estate properties directly. For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk that the co-venturer may not be able to agree on matters relating to the property they jointly own. In addition, the fiduciary obligation that our Sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may purchase real properties from persons with whom affiliates of our Advisor have prior business relationships. If we purchase properties from third parties who have sold, or may sell, properties to our Advisor or its affiliates, our Advisor will experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers.

An affiliated party is providing property management services. Our Property Manager is owned by our Sponsor, and is thus subject to an inherent conflict of interest. In addition, our Advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by our Property Manager because our Property Manager may lose fees associated with the management of the property. Specifically, because our Property Manager will receive significant fees for managing our properties, our Advisor may face a conflict of interest when determining whether we should sell properties under circumstances where our Property Manager would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Our Advisor and its affiliates receive fees and other compensation based upon our investments. Some compensation is payable to our Advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Advisor and its affiliates benefit from us retaining ownership of our assets and leveraging our assets, while our stockholders may be better served by sale or disposition or not leveraging the assets. In addition, our Advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our Advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock. Because asset management fees payable to our Advisor are based on total assets under management, including assets purchased using indebtedness, our Advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management.

Our Sponsor may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between our Sponsor and its affiliates. Our Property Manager and our Advisor will manage our day-to-day operations and properties pursuant to a management agreement and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our Sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our Sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

We may compete with other entities affiliated with our Sponsor for tenants. Our Sponsor and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Our Sponsor or its affiliates may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by our Sponsor and its affiliates. Our Sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by our Sponsor and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Risks Related to our Organization, Structure and Management

Limitations on Changes in Control (Anti-Takeover Provisions). Our organizational structure makes us a difficult takeover target. Certain provisions in our charter, bylaws, operating partnership agreement, advisory agreement and Maryland law may have the effect of discouraging a third party from making an acquisition proposal and could thereby depress the price of our stock and inhibit a management change. Provisions that may have an anti-takeover effect and inhibit a change in our management include:

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

The operating partnership agreement contains provisions that may discourage a third party from acquiring us. A limited partner in the Operating Partnership has the option to exchange his or her limited partnership units for cash or, at our option, shares of our common stock. Those exchange rights are generally not exercisable until the limited partner has held those limited partnership units for more than one year. However, if we or the Operating Partnership propose to engage in any merger, consolidation or other combination with or into another person or a sale of all or substantially all of our assets, or a liquidation, or any reclassification, recapitalization or change of common and preferred stock into which a limited partnership common unit may be exchanged, each holder of a limited partnership unit will have the right to exchange the partnership unit into cash or, at our option, shares of common stock, prior to the stockholder vote on the transaction. As a result, limited partnership unit holders who timely exchange their units prior to the record date for the stockholder vote on any transaction will be entitled to vote their shares of common stock with respect to the transaction. The additional shares that might be outstanding as a result of these exchanges of limited partnership units may deter an acquisition proposal.

Maryland law may discourage a third party from acquiring us. Maryland law restricts mergers and other business combinations and provides that control shares of a Maryland corporation acquired in a control share acquisition have limited voting rights. These provisions of Maryland law are more fully described below under the heading “Provisions of Maryland Law and of our Charter and Bylaws.” The business combination statute could have the effect of discouraging offers from third parties to acquire us, and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by our Sponsor and its affiliates of shares of our stock; however, this provision may be amended or eliminated at any time in the future.

Management and Policy Changes

Our rights and the rights of our stockholders to take action against the directors and our Advisor are limited. Maryland law provides that a director has no liability in that capacity if he or she performs his duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to the restrictions discussed below, our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, require us to indemnify our directors, officers, employees and agents and our Advisor for actions taken on our behalf, in good faith and in our best interest and without negligence or misconduct or, in the case of independent directors, without gross negligence or willful misconduct. As a result, the stockholders and we may have more limited rights against our directors, officers, employees and agents, and our Advisor than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases.

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

Certain of our affiliates will receive substantial fees prior to the payment of dividends to our stockholders. We will pay or cause to be paid substantial compensation to our Dealer Manager, Advisor, Property Manager, management and affiliates and their employees. We will pay various types of compensation to affiliates of our Sponsor and such affiliates’ employees, including salaries, other cash compensation and options. In addition, our Dealer Manager and Property Manager will receive compensation for acting, respectively, as our Dealer Manager and Advisor (although we will pay our Dealer Manager fees and selling commissions with the proceeds from the sale of the special general partner interests in our operating partnership to our Sponsor or an affiliate). In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of dividends to the stockholders and none of these payments are subordinated to a specified return to the stockholders. Also, our Property Manager will receive compensation under the Management Agreement though, in general, this compensation would be dependent on our gross revenues. In addition, other affiliates may from time to time provide services to us if and as approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

We may not be reimbursed by our advisor for certain operational stage expenses. Our Advisor may be required to reimburse us for certain operational stage expenses. In the event our Advisor's net worth or cash flow is not sufficient to cover these expenses, we will not be reimbursed. This may adversely affect our financial condition and our ability to pay distributions.

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

Risks Associated with our Properties and the Market

Real Estate Investment Risks

Operating risks.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared. Although our operating cash flows are currently sufficient to pay both our expenses and dividends at our historical per-share amounts, we cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and dividend at any particular level, if at all.

As we continue to raise proceeds from this offering, the sufficiency of cash flow to fund future dividend payments with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and continued dividend payments at historical levels.

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

Our performance is therefore linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you. Except as described in “Real Property Investments - Specified Investments,” we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

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

We will depend on tenants who lease from us on a triple-net basis to pay the appropriate portion of expenses. If the tenants lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs for properties we invest in, which would adversely affect funds available for future acquisitions or cash available for distributions. If we lease properties on a triple-net basis, we run the risk of tenant default or downgrade in the tenant’s credit, which could lead to default and foreclosure on the underlying property.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value. The commercial and residential real estate markets are currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

Generally, under bankruptcy law, a tenant has the option of continuing or terminating any un-expired lease. In the event of a bankruptcy, there is no assurance that the tenant or its trustee will continue our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore this claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. While the bankruptcy of any tenant and the rejection of its lease may provide us with an opportunity to lease the vacant space to another more desirable tenant on better terms, there can be no assurance that we would be able to do so.

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

We may not make a profit if we sell a property. The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, stockholders’ ability to recover all or any portion of stockholders’ investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

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

We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and creditworthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties, which we would not have otherwise made, thus affecting cash available for distributions to stockholders.

We may not have control over costs arising from rehabilitation of properties. We may elect to acquire properties, which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specifications.

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

We may acquire properties with lockout provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties. We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Lockout provisions may restrict sales or refinancings for a certain period in order to comply with the applicable government regulations. Lockout provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to stockholders. Lockout provisions could impair our ability to take actions during the lockout period that would otherwise be in the best interests of our stockholders and, therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lockout provisions did not exist. In particular, lockout provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Retail industry risks.

Our retail properties are subject to the various risks discussed above. In addition, they are subject to the risks discussed below.

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

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue that we may derive from percentage rent leases could decline upon a general economic downturn.

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

Residential industry risks.

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

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire. As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. Moreover, low residential mortgage interest rates could result from an economic downturn and encourage potential renters to purchase residences rather than lease them. Our residential properties may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Real Estate Financing Risks

General Financing Risks

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks. We acquire and intend to continue to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We intend to incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan, which is in default.

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

Our mortgage debt contains clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, our financing arrangements involving balloon payment obligations involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

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

Our debt financing for acquisitions is frequently determined from appraised values in lieu of acquisition cost. As appraisal values are typically greater than acquisition cost for the type of value assets we seek to acquire, our debt can be expected to exceed certain leverage limitations of the Lightstone REIT. Our Board, including all of its independent directors, has approved and will continue to approve any leverage exceptions as required by the Lightstone REIT's Articles of Incorporation.

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

Our mortgage loans may charge variable interest. Some of our mortgage loans may be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. However, mortgage lenders in some cases have begun to insist that commercial owners purchase specific coverage against terrorism as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.

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

However, on December 22, 2005, President Bush signed into law the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”). TRIEA extends the federal terrorism insurance backstop through 2007. The Terrorism Risk Insurance Act of 2002 (“TRIA”), which expired on December 31, 2005, was adopted to ensure affordable terrorism insurance to commercial insureds, including real estate investment trusts. Its extension should increase availability of terrorism insurance coverage on our properties through 2007, and thus mitigate the risks described above. There is no assurance that Congress will extend the insurance beyond 2007.

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

Property values may also be affected by the proximity of such properties to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”) to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs.

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

Limited quantities of asbestos-containing materials are present in various building materials such as floor coverings, ceiling texture material, acoustical tiles and decorative treatments. Environmental laws govern the presence, maintenance and removal of asbestos. These laws could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials, into the air. Such laws require that owners or operators of buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos fibers. As the owner of our properties, we may be potentially liable for any such costs.

There is no assurance that properties, which we acquire in the future, will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

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

We will attempt to acquire properties, which comply with the ADA or place the burden on the seller to ensure compliance with the ADA. We may not be able to acquire properties or allocate responsibilities in this manner. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to stockholders.

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

If we fail to maintain our REIT status, our dividends will not be deductible to us, and our income will be subject to taxation. We intend to maintain our REIT status under the Internal Revenue Code, which will afford us significant tax advantages. The requirements to maintain this qualification, however, are complex. If we fail to meet these requirements, our dividends will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and stockholders’ yield on stockholders’ investment. In addition, tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results.

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

The opinion of Proskauer Rose LLP regarding our status as a REIT does not guarantee our ability to remain a REIT. Our legal counsel, Proskauer Rose LLP, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards. We may not satisfy the REIT requirements in the future. Also, this opinion represented Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of our prospectus and is not binding on the Internal Revenue Service or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2006, the Lightstone REIT’s consolidated properties consisted of two retail properties, representing a total of approximately 430,000 square feet of gross leaseable area, and four residential apartment communities, representing approximately 1,000 units in the aggregate. The Lightstone REIT believes that all of its properties are well maintained and do not require significant capital improvements. On January 4, 2007, the Lightstone REIT acquired a 49% equity interest in a joint venture formed for the purpose of acquiring a sub-leasehold interest in a ground lease to a 42-story, 915,000 square foot office building in New York, NY. On February 1, 2007, the Lightstone REIT acquired a portfolio of 12 industrial and 2 office buildings, representing approximately 1.0 million square feet, located in Louisiana and Texas.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

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

On January 4, 2007, 1407 Broadway Real Estate LLC ("Office Owner"), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC ("Mezz II"), consummated the acquisition of a sub-leasehold interest (the "Sublease Interest") in an office building located at 1407 Broadway, New York, New York (the "Office Property"). Mezz II is a joint venture between LVP 1407 Broadway LLC ("LVP LLC"), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC ("Manager"), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer and President, and Shifra Lichtenstein, his wife.

The Sublease Interest was acquired pursuant to a Sale and Purchase of Leasehold Agreement with Gettinger Associates, L.P. ("Gettinger"). In July 2006, Abraham Kamber Company, as sublessor under the sublease ("Sublessor"), served two notices of default on Gettinger (the "Default Notices"). The first alleged that Gettinger had failed to satisfy its obligations in performing certain renovations and the second asserted numerous defaults relating to Gettinger's purported failure to maintain the Office Property in compliance with its contractual obligations.

In response to the Default Notices, Gettinger commenced legal action and obtained an injunction that extends its time to cure any default, prohibits interference with its leasehold interest and prohibits Sublessor from terminating its sublease pending resolution of the litigation. A motion by Sublessor for partial summary judgment, alleging that certain work on the Office Property required its prior approval, was denied by the Supreme Court, New York County. Subsequently, by agreement of the parties, a stay was entered precluding the termination of the Sublease Interest pending a final decision on Sublessor's claim of defaults under the Sublease Interest. In addition, the parties stipulated to the intervention of Office Owner as a party to the proceedings. The parties have been directed to engage in and complete discovery. We consider the litigation to be without merit.

Prior to consummating the acquisition of the Sublease Interest, Office Owner received a letter from Sublessor indicating that Sublessor would consider such acquisition a default under the original sublease, which prohibits assignments of the Sublease Interest when there is an outstanding default thereunder. On February 16, 2007, Office Owner received a Notice to Cure from Sublessor stating the transfer of the Sublease Interest occurred in violation of the Sublease given Sublessor's position that Office Seller is in default. Office Owner will commence and vigorously pursue litigation in order to challenge the default, receive an injunction and toll the termination period provided for in the Sublease.

As of the date hereof, we are not a party to any other material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II.

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

As of March 8, 2007, we had 5,413,640 common shares outstanding, held by a total of 3,037 stockholders. The number of stockholders is based on the records of Trust Company of America, which serves as our registrar and transfer agent.

There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares for at least one year prior to offering them for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which shares may be sold back to us are as follows:

•	$9.00 per share during offering period;

•	$9.50 per share during the 12 months following the close of the offering; and

•	$10 per share thereafter.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to one half of one percent (0.5%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the board of directors, at its sole discretion, may reserve for this purpose.

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

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2006. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Dividends

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of our board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our stockholders as of daily record dates and aggregate and pay such dividends quarterly.

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarter ending March 31, 2007. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The dividend declared for the quarter ending March 31, 2007 will be paid in cash in April 2007 to stockholders of record as of March 30, 2007.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities. During the period from May 1, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933 (“Securities Act”), and the interpretations of the SEC. If a violation of Section 5 of the Securities Act did in fact occur, stockholders who purchased during the Period would have a right to rescind their purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the stockholders who purchased during the Period demanded rescission within that one-year period, we would be obligated to repay approximately $3,525,000, which we would repay using offering proceeds that we have received.

Use of Initial Public Offering Proceeds

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

Through December 31, 2006, we had sold approximately 4.3 million shares for gross offering proceeds of approximately $42.8 million. This amount includes approximately 21,000 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $0.2 million. From the effective date of our public offering through December 31, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities.

Type of Actual Expense	As of December 31, 2006
Underwriting discounts and commissions	$3,337,501
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	943,869

Total expenses	$4,281,370

With net offering proceeds of $42.8 million as of December 31, 2006, and new mortgage debt in the amount of $95.5 million, as reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows, we acquired approximately $111.0 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense in Actual Amounts	As of December 31, 2006

Construction of plant, building and facilities	-
Purchase of real estate interests and related assets	$15,534,092
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of December 31, 2006)	163,949
Temporary investments (as of December 31, 2006)	18,680,661
Other uses (including deposits for real estate transactions)	8,435,000
Total uses	$42,813,702

As of March 8, 2007, we have sold approximately 5.4 million shares at an aggregate offering price of $54.0 million.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2006	2005	2004(1)

Operating Data:
Revenues	$8,262,667	$—	$—

Net loss before loss allocated to minority interests	$(1,536,430)	$(117,571)	$—
Loss allocated to minority interests	$86	$1,164	$—
Net loss	$(1,536,344)	$(116,407)	$—
Basic and diluted loss per common share	$(0.96)	$(5.82)	$—
Dividends declared per common share	$1,101,708	$—	$—
Weighted average common shares outstanding-basic and diluted	1,594,060	20,000	20,000
Balance Sheet Data:
Total assets	$140,708,217	$430,996	$205,489
Long-term obligations	$95,475,000	$—	$—

(1)	For the period from June 8, 2004 (date of inception) through December 31, 2004 for operating data, and as of December 31, 2004 for balance sheet data.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial and residential properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), we intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; hotels or motels; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. The Lightstone REIT has completed five acquisitions to date, three of which were completed prior to December 31, 2006. To date, the Lightstone REIT acquired: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; and a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007.

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible. Our Sponsor currently maintains operations in Alabama, California, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nebraska, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. As of December 31, 2006, we have qualified as a REIT and will elect to be taxed as a REIT for the taxable year ending December 31, 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership.

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

The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of December 31, 2006, cumulative gross offering proceeds of approximately $42.8 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Through December 31, 2006, the Advisor has advanced in excess of $5.4 million to the Company for its organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as selling commissions and dealer manager fees. We have reimbursed such advances to the extent of 10% of our gross offering proceeds (approximately $4.3 million as of December 31, 2006) using proceeds from the sale of general partnership interests to Lightstone SLP LLC, an affiliate of our Advisor.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-K.

For the year ending December 31, 2006, the Company has qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax has been recorded. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

2006 Acquisitions

St. Augustine, Florida

On March 31, 2006, we acquired the Belz Outlets at St. Augustine, Florida. The total acquisition price, including acquisition-related transaction costs, was approximately $26.9 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or $0.7 million. Approximately $22.4 million of the total acquisition cost was funded by a $27.2 million mortgage loan from Wachovia Bank, National Association (“Wachovia”) and approximately $4.5 million was funded with offering proceeds from the sale of our common stock. Loan proceeds from Wachovia were also used to fund approximately $4.8 million of escrows for future leasing-related expenditures, real estate taxes, insurance and debt service.

As previously disclosed in our Form 8-K/A, prior to our acquisition of the Belz Outlets at St. Augustine, Florida, a majority of the major tenants at the property had relocated to a competing property. Since the acquisition date, we have not had any major tenants leave the property. We are strategically filling vacancies at the property with short-term agreements while we pursue a larger remerchandising strategy. To date, 12 short-term in-line lease agreements have been signed, representing approximately 46,000 square feet of leasable area, and generating approximately $0.3 million in annualized revenues. The terms of these agreements vary, but typically expire within one to two years; however, we may terminate them on short notice. The property is 85% occupied, as a result of these short-term agreements, and 67% where excluded. Based on our review of the market, our remerchandising strategy may include a proposed expansion of the property. Our Property Manager has been successful at reestablishing the desired merchant mix as a result of comparable expansion strategies in similar markets. An expansion at this property would provide better customer traffic flow and generate additional space to accommodate the growing affluent market in this location.

Detroit, Michigan

On April 26, 2006, we acquired four multifamily apartment communities. The Operating Partnership holds a 99% membership interest and the Lightstone REIT holds the remaining 1% membership interest. The properties are located in Southeast Michigan and were valued by an independent third-party appraiser retained by Citigroup Global Markets Realty Corp. (“Citigroup”) at an aggregate value equal to $54.3 million. The total acquisition price, excluding acquisition-related transaction costs, was approximately $42.2 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or approximately $1.1 million. Other closing and financing related costs totaled approximately $400,000, and net pro ration adjustments for assumed liabilities, prepaid rents, real estate taxes and interest totaled $500,000.

Approximately $40.7 million of the total acquisition cost was funded by a mortgage loan from Citigroup, and approximately $4.6 million was funded with offering proceeds from the sale of the Company’s common stock. Loan proceeds from Citigroup were also used to fund approximately $1.1 million of escrows for capital improvements, real estate taxes, and insurance. The combined properties were 92% occupied at December 31, 2006, and are performing to our expectations.

Omaha, Nebraska

On December 21, 2006, we acquired a retail shopping mall in Omaha, Nebraska. This property is a retail center located in Omaha, Nebraska’s dominant retail area. The property consists of three single-story retail buildings, is located on approximately 19.6 acres of land and contains approximately 177,303 leasable square feet. Built in 1999 and progressively expanded through 2005, the property was 97% occupied at December 31, 2006.

The acquisition price for the property was $33.5 million, including acquisition fee of $0.9 million paid to our Advisor. Approximately $6.0 million of the acquisition cost was funded with offering proceeds from the sale of our common stock and the remainder was funded with a $27.5 million fixed rate loan from Wachovia that is secured by the property. Offering proceeds were also used to fund financing related costs ($.2 million) and insurance and tax reserves ($.2 million). The property was independently appraised at $38.0 million.

Recent Developments and Subsequent Events

Acquisition of Equity Investment in a Joint Venture

On January 4, 2007, the Lightstone REIT, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). On the same date, an indirect, wholly owned subsidiary of the Joint Venture acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Lightstone REIT or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, was 87.6% occupied (approximately 300 tenants) and is currently leased by tenants primarily engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with the ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). Incremental acquisition costs of approximately $1.7 million, representing an acquisition fee to the Advisor and legal fees for our counsel, were paid outside of the closing. The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. The loan is secured by the Sublease Interest. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). We plan to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

Acquisition of Industrial and Office Portfolio

On February 1, 2007, the Lightstone REIT, through wholly owned subsidiaries of the Operating Partnership, acquired 12 industrial and 2 office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). As a group, the properties were 92% occupied at December 31, 2006, and represent approximately 1.0 million leasable square feet principally suitable for flexible industrial (54%), distribution (36%) and office (10%) uses. The properties were independently appraised at $70.7 million.

The acquisition price for the properties was $63.9 million, exclusive of approximately $1.9 million of closing costs, approximately $1.0 million of escrow funding for immediate repairs ($0.9 million) and insurance ($0.1 million), and financing related costs of approximately $0.6 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or approximately $1.8 million. The acquisition was funded through a combination of $14.4 million in offering proceeds and approximately $53.0 million in loan proceeds from a fixed rate mortgage loan secured by the properties. The Lightstone REIT does not intend to make significant renovations or improvements to the properties. The Lightstone REIT believes the properties are adequately insured.

Critical Accounting Policies

General. The consolidated financial statements of the Lightstone REIT included in this annual report include the accounts of Lightstone REIT and the Operating Partnership (over which Lightstone REIT exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in Real Estate.  We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 39 years for buildings and improvements, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We have adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we refer to as SFAS 144, and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell, be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

Real Estate Purchase Price Allocation. Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt issued in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we would not expect to exceed 20 years. Currently, our leases range from one month to 11 years. The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.

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

In accordance with the above pronouncements, we will account for our investments in partially-owned entities under the equity method when we do not exercise direct or indirect control of the entity and our ownership interest is more than 3% but less than 50%, in the case of a partially-owned limited partnership, or more than 20% but less than 50%, in the case of all other partially-owned entities. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control an entity, such entities will be consolidated.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially owned entities are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities. We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We are not currently a party to any derivatives contracts.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Lightstone REIT are expensed as incurred. Such fees include acquisition fees associated with the purchase of a joint venture interest, asset management fees paid to our Advisor and property management fees paid to our Property Manager.

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

Expense reimbursements made to both our Advisor and Property Manager will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP LLC has not received any portion of regular distributions made by the Operating Partnership through March 8, 2007.

Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. As of December 31, 2006, the Company had fully reimbursed the Advisor’s cash advances used for offering costs totaling 10% of gross offering proceeds or $4.3 million, through that date.

Income Taxes

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status.

As such, no provision for federal income taxes has been included in the Lightstone REIT consolidated financial statements. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

The Company expects to report a net operating loss for Federal income tax purposes and to carry-forward such loss from December 31, 2006. The availability of such loss carry-forward will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss for the year ended December 31, 2006 will be fully offset by a valuation allowance of the same amount.

Results of Operations

We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. We acquired our three initial real estate properties on March 31, 2006, June 29, 2006, and December 21, 2006, respectively. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Comparison of the twelve months ended December 31, 2006 versus the twelve months ended December 31, 2005

Revenues

Total revenues increased 100%, or $8.3 million for the twelve months ended December 31, 2006 compared to $0 for the same period last year. Rental income increased by approximately $7.3 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006. Tenant recovery income increased by approximately $1.0 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

Total Property Expenses

Total expenses increased by $7.9 million to approximately $8.0 million, for the twelve months ended December 31, 2006, compared to $0.1 million for the same period last year. Increases in property operating expenses ($3.7 million), real estate taxes ($0.9 million), and depreciation and amortization ($2.7 million) were primarily the result of the acquisition of two new properties on March 31, 2006 and June 29, 2006, respectively. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

General and administrative expenses

General and administrative costs increased by $0.7 million to $0.8 million, primarily as a result of the payment of asset management fees, director’s and officer’s liability insurance and fees to our board of directors, auditors and attorneys. General and administrative expenses for the year ended December 31, 2005 totaled $117,571. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods. No fees of any kind were paid to the Advisor for the year ended December 31, 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.7 million, in 2006 as compared to 2005 primarily due to the acquisition and financing of two new properties on March 31, 2006 and June 29, 2006, respectively. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

Other Income

Other income increased by approximately $0.8 million due principally to $0.5 million of interest income on the short-term investment of cumulative Offering proceeds during the twelve-month period ending December 31, 2006 as well as $0.3 million related to vending and other ancillary revenue sources at our properties.

Interest expense

Interest expense increased 100%, or approximately $2.6 million for the twelve months ended December 31, 2006, primarily as a result of the acquisition and financing of two new properties on March 31, 2006 and June 29, 2006, respectively. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

Minority interest

The loss allocated to minority interests of approximately $86 and $1,164 for the year ended December 31, 2006 and 2005, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

Comparison of the twelve months ended December 31, 2005 versus the twelve months ended December 31, 2004

We commenced our public offering in May 2005; however, we did not receive and accept the minimum offering proceeds of $2,000,000 until February 1, 2006. On that date, we received the initial proceeds from our offering, acquired an interest in the Operating Partnership and commenced operations.

We had a net loss of approximately $116,407 for the year ended December 31, 2005 due primarily to general and administrative costs ($117,571) incurred subsequent to the commencement of our offering, but prior to our commencement of real estate operations.

General and administrative expenses for the year ended December 31, 2005 totaled $117,571 as compared to $0 in 2004. We expect these expenses to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments in future periods. No fees of any kind were paid to the Advisor for the years ended December 31, 2005 and December 31, 2004, respectively.

The loss allocated to minority interests of approximately $1,164 for the year ended December 31, 2005 relates to the interests in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

We intend that rental revenue will be the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that our cash flow from operating activities is insufficient to finance non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, we are dependent upon the net proceeds to be received from our public offering to conduct such proposed activities. We have financed and expect to continue to finance such activities through debt and equity financings. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

We expect to meet our short-term liquidity requirements generally through funds received in our public offering, working capital, and net cash provided by operating activities. We frequently examine potential property acquisitions and development projects and, at any given time, one or more acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of our financing requirements. We expect to meet our financing requirements through funds generated from our public offering and long-term and short-term borrowings.

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

Our source of funds in the future will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $95.5 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2006, our total borrowings represented 237% of net assets.

Borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During the organizational and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

Total asset management and acquisition fees of $3.0 million and $0 were paid to the Advisor for the years ended December 31, 2006 and 2005, respectively. No fees of any kind were due or paid to our Advisor during 2004. As of December 31, 2006, approximately $0.5 million was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses. As of December 31, 2005, approximately $0.3 million was due to the Advisor for the reimbursement of commissions and dealer manager fees ($181,000), offering expenses ($45,000), expenses incurred in connection with our administration and ongoing operations ($80,000), and advances of working capital for use by the Lightstone REIT ($3,000). This amount was fully repaid during the year ended December 31, 2006.

As of December 31, 2006, we had approximately $19.3 million of cash and cash equivalents on hand and $8.4 million of refundable escrow deposits. Our cash and cash equivalents on hand resulted primarily from proceeds from our Offering. The refundable deposits were released in January 2007 after the expiration of the due diligence periods for the acquisition of a joint venture interest in a ground lease to an office building and a portfolio of 12 industrial and 2 office buildings.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

Cash flows provided by (used in) operating activities	$1,722,853	$(80,060)	$-
Cash flows used in investing activities	(119,467,655)	-	-
Cash flows provided by financing activities	136,820,482	79,601	205,489

Cash, beginning of the period	205,030	205,489	-
Cash, end of the period	$19,280,710	$205,030	$205,489

Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from our retail property in St. Augustine, Florida acquired in March of 2006, and the four residential apartment communities we acquired in June of 2006.

Our principal demands for liquidity are our property operating expenses, real estate taxes, insurance, tenant improvements, leasing costs, acquisition and development activities, debt service and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows, the sale of properties, the issuance of equity and debt securities and the placement of mortgage loans.

Cash used in investing activities resulted from the purchases of two retail properties and four residential apartment communities in 2006. For the year ended December 31, 2006, cash used in investing consisted of $104.1 million used in the purchase of investment property, $8.4 million in refundable deposits for the purchase of real estate, and $6.9 million of funding for restricted escrows related to completed acquisitions.

Cash provided by financing activities is primarily the proceeds from mortgage financing ($95.5 million) and the proceeds from the issuance of common stock ($42.6 million).

At December 31, 2006, we had mortgage debt totaling approximately $95.5 million. There are three secured loans, two maturing in 2016, and one in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96% and 5.49%, respectively. Monthly installments of interest only are required through the first 12, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, and $22.6 million respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$93,469,461	$95,475,000

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s financial position or results of operations.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We have not entered into any swap agreements or derative transactions to date.

At December 31, 2006, we had mortgage debt totaling approximately $95.5 million. There are three secured loans, two maturing in 2016, and one in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96% and 5.49%, respectively. Monthly installments of interest only are required through the first 12, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, and $22.6 million respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$93,469,461	$95,475,000

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment. The fair value of our debt approximates its carrying amount at December 31, 2006.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2006, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	51

Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	52

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004	53

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004	54

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from June 8, 2004 (date of inception) to December 31, 2004	55

Notes to Consolidated Financial Statements	56

Real Estate and Accumulated Depreciation (Schedule III)	75

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from June 8, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, and for the period from June 8, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Amper, Politziner & Mattia, P.C.

March 16, 2007
Edison, New Jersey

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Assets
Investment property:
Land	$20,141,357	$-
Buildings and improvements	82,217,115	-

	102,358,472	-
Less accumulated depreciation and amortization	(1,184,590)	-
Net investment property	101,173,882	-

Cash and cash equivalents	19,280,710	205,030
Restricted escrows	6,912,578	-
Deposit for purchase of real estate	8,435,000	-
Due from escrow agent	163,949	-
Tenant and other accounts receivable	316,232	-
Acquired in-place lease intangibles (net of accumulated amortization of $1,365,512 and $0, respectively)	1,801,678	-
Acquired above market lease intangibles (net of accumulated amortization of $75,258 and $0, respectively)	601,987	-
Deferred leasing costs (net of accumulated amortization of $123,230 and $0, respectively)	758,438	-
Deferred financing costs (net of accumulated amortization of $26,813 and $0, respectively)	691,777	-
Deferred offering costs	-	225,966
Prepaid expenses and other assets	571,986	-

Total Assets	$140,708,217	$430,996

Liabilities and Stockholders' Equity
Mortgage payable	$95,475,000	$-
Accounts payable and accrued expenses	1,980,052	37,511
Tenant allowances and deposits payable	301,970	-
Distributions payable	601,286	-
Prepaid rental revenues	81,020	-
Acquired below market lease intangibles (net of accumulated amortization of $953,435 and $0, respectively)	2,011,063	-
Due to affiliate	-	309,056

	100,450,391	346,567

Minority interest in partnership	4,282,122	836

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 4,316,989 and 20,000 shares issued and outstanding, respectively	43,170	200
Additional paid-in-capital	38,686,993	199,800
Accumulated distributions in addition to net loss	(2,754,459)	(116,407)

Total stockholders’ equity	35,975,704	83,593

Total Liabilities and Stockholders' Equity	$140,708,217	$430,996

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

Revenues:
Rental income	$7,271,738	$-	$-
Tenant recovery income	990,929	-	-

	8,262,667	-	-
Expenses:
Property operating expenses	3,656,914	-	-
Real estate taxes	882,212	-	-
General and administrative costs	808,502	117,571	-
Depreciation and amortization	2,674,819	-	-

	8,022,447	117,571	-

Operating income (loss)	240,220	(117,571)	-

Other income	810,877	-	-
Interest expense	(2,587,527)	-	-
Minority interest	86	1,164	-

Net loss	$(1,536,344)	$(116,407)	$-

Net loss per common share, basic and diluted	$(0.96)	$(5.82)	$-

Weighted average number of common shares outstanding, basic and diluted	1,594,060	20,000	20,000

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Years ended December 31, 2006 and December 31, 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004

						Accumulated
	Preferred Shares		Common Shares		Additional	Distributions	Total
	Preferred		Common		Paid-In	in Addition	Stockholders'
	Shares	Amount	Shares	Amount	Capital	to Net Loss	Equity

BALANCE, June 8, 2004 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares			20,000	200	199,800		200,000
BALANCE, December 31, 2004	-	-	20,000	200	199,800	-	200,000
Net loss	-	-	-	-	-	(116,407)	(116,407)

BALANCE, December 31, 2005	-	$-	20,000	$200	$199,800	$(116,407)	$83,593
Net loss	-	-	-	-	-	(1,536,344)	(1,536,344)
Distributions declared						(1,101,708)	(1,101,708)
Proceeds from offering	-	-	4,276,165	42,762	42,570,940	-	42,613,702
Selling commissions and dealer manager fees	-	-	-	-	(3,337,501)	-	(3,337,501)
Other offering costs	-	-	-	-	(943,869)	-	(943,869)
Proceeds from distribution reinvestment program			20,824	208	197,623	-	197,831

BALANCE, December 31, 2006	-	$-	4,316,989	$43,170	$38,686,993	$(2,754,459)	$35,975,704

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006 and December 31, 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from June 8, 2004 (date of inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,536,344)	$(116,407)	$-
Loss allocated to minority interests	(86)	(1,164)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,186,076	-	-
Amortization of deferred financing costs	26,813	-	-
Amortization of deferred leasing costs	123,230
Amortization of above and below-market lease intangibles and in place leases	487,335	-	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(573,470)	-	-
Increase in tenant and other accounts receivable	(316,232)
Increase in tenant allowance and security deposits payable	301,970	-	-
Increase in accounts payable and accrued expenses	1,942,541	37,511	-
Increase in prepaid rents	81,020

Net cash provided by (used in) operating activities	1,722,853	(80,060)	-

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property	(104,120,077)	-	-
Funding of real estate purchase deposit	(8,435,000)	-	-
Funding of restricted escrows	(6,912,578)	-	-

Net cash used in investing activities	(119,467,655)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	95,475,000	-	-
Payment of loan fees and expenses	(718,590)	-	-
Proceeds from issuance of common stock	42,613,702	-	200,000
Proceeds from issuance of special general partnership interests	4,281,369	-	-
Payment of offering costs	(4,055,404)	(225,966)	-
Increase in amounts due from escrow agent	(163,949)
Increase (decrease) in amounts due to affiliates, net	(309,055)	305,567	5,489
Distributions paid	(302,591)	-	-

Net cash provided by financing activities	136,820,482	79,601	205,489

Net change in cash	19,075,680	(459)	205,489
Cash, beginning of period	205,030	205,489	-

Cash, end of period	$19,280,710	$205,030	$205,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,329,904	$-	$-
Dividends declared	$601,286	-	$-

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and has qualified as a real estate investment trust (“REIT”) for the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

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

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2004 and 2005, and 99.99% general partnership interest at December 31, 2006. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

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

As of December 31, 2006, cumulative gross offering proceeds of approximately $42.8 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Company. Through December 31, 2006, the Lightstone REIT offset proceeds of approximately $4.2 million from the sale of special general partnership interests against approximately $5.4 million of Advisor cash advances used for offering costs.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through December 31, 2006, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $1.1 million at December 31, 2006) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. During 2006, the Company has completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, and a retail power center in Omaha, Nebraska. All of the acquired properties are managed by affiliates of Lightstone Value Plus REIT Management LLC, (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. (See Note 9, Related Party Transactions).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership. As of December 31, 2006, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Revenue Recognition

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable

Investment in Real Estate

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

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms ranging from one month to approximately 11 years. Optional renewal periods were not considered.

The aggregate value of other acquired intangible assets includes tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the remaining lease terms ranging from one month to approximately 11 years.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, and the periods over which the assets are depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required at December 31, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease, currently one month to 11 years. Maintenance and repairs are charged to expense as incurred.

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

Income Taxes

For the year ending December 31, 2006, the Company has elected to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax has been recorded.

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

The Company expects to report a net operating loss for Federal income tax purposes and to carry-forward such loss from December 31, 2006. The availability of such loss carry-forward will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss for the year ended December 31, 2006 will be fully offset by a valuation allowance of the same amount.

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

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

As of December 31, 2006, the Advisor has advanced approximately $5.4 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $42.8 million from its public offering as of December 31, 2006, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $3.3 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $1.0 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2006 approximated the book value of approximately $95.5 million. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

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

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company does not have any options and warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157, but does not expect the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s financial position or results of operations.

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

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

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

In-place rents, net of rent concessions, and average occupancy for the four properties at December 31, 2006 was as follows:

In place rents, net	$718,217

Occupancy percentage	91.64%

Oakview Plaza

On December 21, 2006, the Company, through LVP Oakview Strip Center LLC, a wholly owned subsidiary of the Operating Partnership, acquired a retail shopping mall in Omaha, Nebraska from Oakview Plaza North, LLC (“Oakview”), Frank R. Krejci, Vera Jane Krejci, George W. Venteicher and Susan J. Venteicher (Oakview, Mr. and Mrs. Krejci and Mr. and Mrs. Venteicher, collectively, “Seller”), none of whom are affiliated with the Company.

Subject to Oakview’s development and leasing of an additional 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to the property, the Operating Partnership will be required to subsequently purchase the Option Land on the commencement of rent under the lease for the Option Land. The contract price for the fully improved and leased Option Land will be determined by dividing the first full year of base rent payments by 9.5%. In the event that it receives notice that Oakview is not successful in negotiating the improvement and leasing of the Option Land, the Operating Partnership will have 30 days to purchase the unimproved Option Land from Oakview for a fixed contract price of $650,000. To date, the Company had not received such notice.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

The acquisition price for the Property was $33.5 million, including an acquisition fee paid to the Advisor of $0.9 million and $47,000 in other acquisition-related transaction costs. Approximately $6.0 million of the acquisition cost was funded with offering proceeds from the sale of our common stock and the remainder was funded with a $27.5 million fixed rate loan from Wachovia secured by the property. Offering proceeds were also used to fund financing related costs ($.2 million) and insurance and tax reserves ($.2 million). The Property was independently appraised at $38.0 million.

As of December 31, 2006, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

St Augustine	$2,050,393	$1,613,773	$1,168,043	$513,052	$200,298	$34,358	$5,579,917
Oakview Plaza	2,408,318	2,456,278	2,345,791	1,852,370	1,519,062	6,884,367	17,466,186
	$4,458,711	$4,070,051	$3,513,834	$2,365,422	$1,719,360	$6,918,725	$23,046,103

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the twelve months ended December 31, 2006 and December 31, 2005, respectively, as if the above described acquisitions had occurred at January 1, 2005. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the twelve months ended December 31, 2006 and December 31, 2005, respectively, or for any future period.

	Twelve Months Ended
	December 31,

	2006	2005

Real estate revenues	$16,773,139	$17,515,492
Net loss	$(1,165,267)	$(1,744,267)
Basic and diluted loss per share	$(0.55)	$(1.10)
Basic and diluted weighted average shares outstanding	2,111,166	1,583,000

4. Mortgages Payable

Mortgages payable, totaling approximately $95.5 million at December 31, 2006, consists of two secured loans maturing in 2016, and one secured loan maturing in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, and 5.49% respectively. Monthly installments of interest only are required through the first 12, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, and $22.6 million respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$93,469,461	$95,475,000

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Advisor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine, Florida property, the payment of losses that the lender may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to the Guarantor under the guaranty regardless of whether Wachovia has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by Wachovia, Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

Pursuant to the Company’s loan agreements, escrows in the amount of $6.9 million were held in restricted escrow accounts at December 31, 2006. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

5. Intangible Assets

At December 31, 2006 the Company had intangible liabilities relating to above-market leases from property acquisitions of approximately $0.7 million and approximately $0.1 million of accumulated amortization of above-market leases, intangible assets related to leases in place at the time of acquisition of $3.2 million and accumulated amortization of in-place leases of $1.4 million, intangible assets related to leasing costs of $0.9 million and accumulated amortization of those leasing costs in the amount of $0.1 million, and intangible liabilities relating to below-market leases from property acquisitions of approximately $3.0 million and $1.0 million of accumulated amortization of below-market leases.

In accordance with SFAS No. 141, during the fourth quarter, based on additional information obtained subsequent to the close of the St. Augustine, Florida property, the Company adjusted the purchase price allocation for this property.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2006.

Amortization of:	2007	2008	2009	2010	2011	Thereafter

Acquired above market lease value	$176,211	$148,989	$124,385	$51,177	$27,883	$73,342

Acquired below market lease value	(584,347)	(495,622)	(373,662)	(198,891)	(94,322)	(264,219)

Projected future net rental income increase	$(408,136)	$(346,633)	$(249,277)	$(147,714)	$(66,439)	$(190,877)

Acquired in-place lease value	$682,390	$326,443	$262,892	$138,870	$74,541	$316,541

6. Distributions Payable

On November 10, 2006, the Company’s Board of Directors declared a dividend for the three-month period ending December 31, 2006. The dividend was calculated based on stockholders of record each day during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend was paid in full in January 2007 using a combination of cash ($350,039), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($251,247). The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

7. Deposit for Real Estate Purchase

At December 31, 2006, the Company held $8.4 million as refundable deposits for two real estate transactions that subsequently closed in the first quarter. See subsequent event Note 12.

8. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of December 31, 2006 and 2005, the Lightstone REIT had no outstanding preferred shares.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Common Shares

All of the common stock being offered by the Lightstone REIT will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Lightstone REIT’s common stock will be entitled to receive distributions if authorized by the board of directors and to share ratably in the Lightstone REIT’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding share of the Lightstone REIT’s common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding common stock can elect all of the directors then standing for election, and the holders of the remaining common stock will not be able to elect any directors.

Holders of the Lightstone REIT’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Lightstone REIT’s charter provides that the holders of its stock do not have appraisal rights unless a majority of the board of directors determines that such rights shall apply. Shares of the Lightstone REIT’s common stock have equal dividend, distribution, liquidation and other rights.

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had 4.3 million and 20,000 shares of common stock outstanding as of December 31, 2006 and 2005, respectively.

Equity Compensation Plan

The Lightstone REIT has adopted a stock option plan under which its independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. The Lightstone REIT’s stock option plan is designed to enhance the Lightstone REIT’s profitability and value for the benefit of stockholders by enabling the Lightstone REIT to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Lightstone REIT’s stockholders.

The Lightstone REIT has authorized and reserved 75,000 shares of its common stock for issuance under the stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under the stock option plan to reflect any change in the Lightstone REIT’s capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of its assets.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

The Lightstone REIT’s stock option plan provides for the automatic grant of a nonqualified stock option to each of the Lightstone REIT’s independent directors, without any further action by the board of directors or the stockholders, to purchase 3,000 shares of the Lightstone REIT’s common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under the stock option plan will be fixed at $10 per share until the termination of the Lightstone REIT’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. No options have been granted under the Lightstone REIT’s current plan.

Notwithstanding any other provisions of the Lightstone REIT’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

Dividends

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarter ending March 31, 2007. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared for the year ended December 31, 2006 were $1.1 million. The dividend declared for the quarter ending March 31, 2007 will be paid in cash, in April 2007, to stockholders of record as of March 30, 2007.

9. Related Party Transactions

The Lightstone REIT has agreements with the Dealer Manager, Advisor and Property Manager to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Lightstone REIT’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager, Dealer Manager and their affiliates to perform such services as provided in these agreements.

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

Soliciting Dealer Warrants
The Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant. Each warrant will be exercisable for one share of the Lightstone REIT’s common stock at an exercise price of $12.00 per share.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Reimbursement of Offering Expenses
Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, are estimated at approximately $30 million if the maximum offering of 30 million shares is sold. The Lightstone REIT will sell a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to reimburse offering costs paid to the Advisor or its affiliates on the Lightstone REIT’s behalf.

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Lightstone REIT anticipates that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.

Property Management -Residential / Retail
The Property Manager will be paid a monthly management fee of 5% of the gross revenues from residential and retail properties. In addition, the Lightstone REIT may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management -Office / Industrial
The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.55% of the Lightstone REIT’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately proceeding quarter.

For any year in which the Lightstone REIT qualifies as a REIT, the Advisor must reimburse the Lightstone REIT for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Lightstone REIT.

Reimbursement of Other Expenses
The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Lightstone REIT by independent parties.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP LLC has not received any portion of regular distributions made by the Operating Partnership to date. Such distributions will always be subordinated until stockholders receive a stated preferred return, as described below:

Operating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold
Once a 7% return on their net investment is realized by stockholders, Lightstone SLP, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Lightstone REIT’s assets.

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

The special general partner interests will also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Lightstone REIT and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold
Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

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

10. Segment Information

The Company operates in two business segments as of December 31, 2006: (i) retail real estate and (ii) residential real estate. The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2006, and 2005 and for the period from June 8, 2004 (date of inception) to December 31, 2004, were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2006 and December 31, 2005. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

For the period from June 8, 2004 (date of inception) to December 31, 2004, the Company operated as one segment and had no activity. Selected results of operations for the years ended December 31, 2006 and 2005, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Residential	Corporate	Year Ended December 31, 2006

Revenues:
Rental income	$3,292,292	$3,979,446	$-	$7,271,738
Tenant recovery income	990,929	-	-	990,929

	4,283,221	3,979,446	-	8,262,667
Expenses:
Property operating expenses	1,666,335	1,990,579	-	3,656,914
Real estate taxes	400,968	481,244	-	882,212
General and adminsitrative costs			808,502	808,502
Depreciation and amortization	1,279,376	1,395,443	-	2,674,819

Operating expenses	3,346,679	3,867,266	808,502	8,022,447

Net property operations	936,542	112,180	(808,502)	240,220

Other income	129,595	291,705	389,577	810,877
Interest expense	(1,322,050)	(1,265,477)	-	(2,587,527)
Minority interest	-	-	86	86
Net loss applicable to common shares	$(255,913)	$(861,592)	$(418,839)	$(1,536,344)

Balance sheet financial data:

Real estate assets, net	$59,195,731	$41,978,151	$-	$101,173,882
Restricted escrows	5,167,687	1,744,891	-	6,912,578
Deposit for real estate purchase	-	-	8,435,000	8,435,000
Acquired in-place lease intangibles, net	1,553,340	248,338	-	1,801,678
Acquired above market lease intangibles, net	601,987	-	-	601,987
Deferred leasing costs, net	758,438	-	-	758,438
Other assets	113,426	446,900	11,660	571,986
Non-segmented assets	-	-	20,452,668	20,452,668

Total Assets	$67,390,609	$44,418,280	$28,899,328	$140,708,217

Mortgage Payable	$54,750,000	$40,725,000	$-	$95,475,000

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

	Retail	Residential	Corporate	Year Ended December 31, 2005

Revenues:
Rental income	$-	$-	$-	$-
Tenant recovery income	-	-	-	-

	-	-	-	-
Expenses:
Property operating expenses	-	-	-	-
Real estate taxes	-	-	-	-
General and adminsitrative costs	-	-	117,571	117,571
Depreciation and amortization	-	-	-	-

Operating expenses	-	-	117,571	117,571

Net property operations	-	-	(117,571)	(117,571)

Other income	-	-	-	-
Interest expense	-	-	-	-
Minority interest	-	-	1,164	1,164
Net loss applicable to common shares	$-	$-	$(116,407)	$(116,407)

Balance sheet financial data:

Real estate assets, net	$-	$-	$-	$-
Non-segmented assets	-	-	430,996	430,996

Total Assets	$-	$-	$430,996	$430,996

11. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006 and 2005:

	2006
	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,

Total revenue	$3,698,776	$3,071,771	$1,479,310	$12,810

Net income (loss)	(739,636)	(822,606)	116,060	(90,162)

Net income (loss) per common share, basic and diluted	$(0.22)	$(0.46)	$0.13	$(0.37)

	2005
	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,

Total revenue	$-	$-	$-	$-

Net loss	(116,407)	-	-	-

Net loss per common share, basic and diluted	$(5.82)	$-	$-	$-

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

12. Subsequent Events

On January 4, 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of its Sponsor. On the same date, an indirect, wholly owned subsidiary acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, was 87.6% occupied at December 31, 2006, (approximately 300 tenants) and is currently leased by tenants generally engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with this ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. The loan is secured by the Sublease. Equity from the Company’s co-venturer totaled $13.5 million (representing a 51% ownership interest). The Company’s capital investment, funded with proceeds from its common stock offering, was $13.0 million (representing a 49% ownership interest). In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

The Company will account for the investments in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. This $13.0 million investment will be recorded initially at cost and subsequently adjusted for cash contributions and distributions. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. The acquisition fee will be charged to expense during the first quarter of 2007.

On February 1, 2007, the Company, through wholly owned subsidiaries of the Operating Partnership acquired 12 industrial and 2 office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). As a group, the properties were 92% occupied at December 31, 2006, and represent approximately 1.0 million leasable square feet principally suitable for flexible industrial (54%), distribution (36%) and office (10%) uses. The properties were independently appraised at $70.7 million.

The acquisition price for the properties was $63.9 million, exclusive of approximately $1.9 million of closing costs, approximately $1.0 million of escrow funding for immediate repairs ($0.9 million) and insurance ($0.1 million), and financing related costs of approximately $0.6 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or approximately $1.8 million. The acquisition was funded through a combination of $14.4 million in offering proceeds and approximately $53.0 million in loan proceeds from a fixed rate mortgage loan secured by the properties. The Company does not intend to make significant renovations or improvements to the properties. The Company believes the properties are adequately insured.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 and
For the Period from June 8, 2004 (date of inception) to December 31, 2004
(continued)

Lightstone Value Plus REIT, Inc.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2006

		Initial Cost (A)			Gross amount at which carried at end of period

	Encumbrance	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)
Belz Factory Outlet
St Augustine, FL	-	$5,384,290	$22,374,795	$14,765	$5,384,290	$22,389,560	$27,773,850	$(722,057)	3/29/2006	(D	)

Four Residential Communities
Southeatern, Michigan	-	8,051,125	34,297,538	67,049	8,051,125	34,364,587	42,415,712	(437,560)	6/29/2006	(D	)

Oakview Plaza
Omaha, Nebraska	-	6,705,942	25,462,968		6,705,942	25,462,968	32,168,910	(24,973)	12/21/2006	(D	)

Total	$-	$20,141,357	$82,135,301	$81,814	$20,141,357	$82,217,115	$102,358,472	$(1,184,590)

Notes:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned
2006

Balance at December 31, 2005	$-
Purchases of investment properties	104,120,077
Acquired in-place lease intangibles	(3,167,190)
Acquired in-place lease intangibles (commissions)	(881,668)
Acquired above market lease intangibles	(677,245)
Acquired below market lease intangibles	2,964,498

Balance at December 31, 2006	$102,358,472

(C) Reconciliation of accumulated depreciation:

Balance at January 1, 2006	$-
Depreciation expense	1,184,590

Balance at December 31, 2006	$1,184,590
(Amortization of intangibles is not included for the purposes of this disclosure)

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no disagreements on accounting or financial disclosure during 2006.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Lightstone REIT has established disclosure controls and procedures to ensure that material information relating to the Lightstone REIT, including its consolidated subsidiaries, is made known to the officers who certify the Lightstone REIT’s financial reports and to the members of senior management and the Board of Directors. Since the Company is considered a non-accelerated filer, we will not have to file Section 404 reports under the Sarbanes-Oxley Act of 2002 until its Form 10-K filing for 2007.

Based on management’s evaluation as of December 31, 2006, the chief executive officer and chief financial officer of the Lightstone REIT have concluded that the Lightstone REIT’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Lightstone REIT in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There were no changes to the Lightstone REIT’s internal control over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Lightstone REIT’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:
None.

PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 1, 2007 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since

David Lichtenstein	46	Chief Executive Officer, President and Chairman of the Board of Directors	2007	2004
Edwin J. Glickman	74	Director	2007	2005
George R. Whittemore	57	Director	2007	2006
Shawn R. Tominus	47	Director	2007	2006
Bruno de Vinck	61	Chief Operating Officer, Senior Vice President, Secretary and Director	2007	2005

DAVID LICHTENSTEIN is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail and Park Avenue Bank, both private companies.

EDWIN J. GLICKMAN is one of our independent directors and the Chairman of our audit committee. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996, and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College.

GEORGE R. WHITTEMORE is one of our independent directors. Mr. Whittemore also serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank & Trust in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

SHAWN R. TOMINUS is one of our independent directors. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties.

BRUNO DE VINCK is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck is a Senior Vice President with the Lightstone Group, and has been employed by Lightstone since April 1994. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.

Executive Officers:

The following table presents certain information as of March 1, 2007 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	46	Chief Executive Officer, President and Chairman of the Board of Directors
Bruno de Vinck	61	Chief Operating Officer, Senior Vice President, Secretary and Director
Michael M. Schurer	45	Chief Financial Officer and Treasurer
Joseph Teichman	33	General Counsel
Stephen Hamrick	54	Vice President, Investor Relations

DAVID LICHTENSTEIN is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail and Park Avenue Bank, both private companies.

BRUNO DE VINCK is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck has also served as Senior Vice President with the Lightstone Group since April 1994. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.

MICHAEL M. SCHURER is our Chief Financial Officer and Treasurer. Mr. Schurer is also a Trustee of Prime Group Realty Trust, a publicly registered REIT, and the Chief Financial Officer of our Advisor and Sponsor. Prior to joining us in April 2005, Mr. Schurer was Chief Financial Officer and Vice President of Northwest Hotel Group (formally Grand Heritage Hotel Group), a private operator of luxury, boutique and historic hotels in the United States and Caribbean, from August 2004 to April 2005. From January 2001 through August 2004, Mr. Schurer was Chief Financial Officer, Treasurer and Secretary of Humphrey Hospitality Trust, Inc., a public, limited service hotel REIT that held as many as 93 properties during his time there. From March 1997 to September 2000, Mr. Schurer was Chief Financial Officer and Executive Vice President of Crown Golf Properties, LP, a private golf course development, management and construction Lightstone REIT. Prior to 1997, Mr. Schurer served as Division Controller, Senior Manager and Audit Manager with Marriott International, and as an independent auditor with Pannell Kerr Forster and Ernst & Young. Mr. Schurer received a Bachelor of Arts in Accounting from Rutgers University and earned his CPA designation in 1987.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of our Advisor and Sponsor. Prior to joining us in January 2007, Mr. Teichman had been an Associate with Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman was admitted to the Bar in the State of New York after having earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. in Talmudic Law from Beth Medrash Govoha, Lakewood, NJ in April 1997.

STEPHEN H. HAMRICK is our Vice President of Investor Relations and the President & CEO of Lightstone Securities. Prior to joining us in July of 2006, Mr. Hamrick served five years as President of Carey Financial Corporation and Managing Director of W.P. Carey & Co. Mr. Hamrick is a member of the Committee on Securities for the American Stock Exchange and The Board of Trustees of The Saratoga Group of Funds. In the 1990s, Mr. Hamrick developed an electronic trading business utilized by the institutional customers of Cantor Fitzgerald, including brokerage firms and banks, to trade privately held securities; spent two years as CEO of a full-service, investment brokerage business at Wall Street Investor Services, where he executed a turnaround strategy and the ultimate sale of that business; and served as Chairman of Duroplas Corporation, a development stage company building on proprietary technology that enables the production of thermoplastic compounds. From 1988 until 1994, Mr. Hamrick headed up Private Investments at PaineWebber Incorporated and was a member of the firm’s Management Council. From 1975 until joining PaineWebber, he was associated with E.F. Hutton & Company, holding positions ranging from Account Executive to National Director of Private Placements. Mr. Hamrick has served on the Listings Panel for NASDAQ, as Chairman of the Securities Industry Association’s Direct Investment Committee and as Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

Section 16 (a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934.  Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a), and they were not required to file reports under Section 16(a) for the fiscal years ended December 31, 2006 and 2005.

Information Regarding Audit Committee

Our Board established an audit committee in April 2005. The charter of audit committee is available at www.lightstonereit.com or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 326 Third Street, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

We currently have no employees. Our Advisor performs our day-to-day management functions. Our executive officers are all employees of the Advisor. We do not pay any of these individuals for serving in their respective positions.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 1, 2007 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT

David Lichtenstein	20,000	100%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	-	-
Michael M. Schurer	-	-
Joseph Teichman	-	-
Stephen Hamrick	-	-

Our directors and executive officers as a group (8 persons)	20,000	100%

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

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2006:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors, our Chief Executive Officer and our President. Our Dealer Manager, Advisor and Property Manager are wholly owned subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On April 22, 2005, we entered into agreements with our Dealer Manager, Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

We have agreed to pay our Property Manager a monthly management fee of 5% of the gross revenues from our residential and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay to our Property Manager property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. Total management fees paid for the year ended December 31, 2006 totaled approximately $0.3 million.

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $21,000,000 if the maximum offering is sold, before reallowance of commissions earned by participating broker-dealers.

The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 1% of gross offering proceeds, or approximately $3,000,000 if the maximum offering is sold, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1% of the gross offering proceeds to be paid to such participating broker-dealers.

Finally, our Dealer Manager may buy up to 600,000 warrants at a purchase price of $.0008 per warrant, each of which would be exercisable for one share of the Lightstone REIT's common stock at an exercise price of $12.00 per share. Total fees paid to the dealer manager in 2006 were $3.3 million.

We will pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. Total acquisition and asset management fees paid for the year ended December 31, 2006 were approximately $2.8 million and $0.3 million, respectively.

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued and will continue to issue special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incur in connection with our organization and the offering of our common stock. As of December 31, 2006, Lightstone SLP, LLC had contributed $4.3 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner & Mattia audited our financial statements for the year ended December 31, 2006 and 2005, and for the period from June 8, 2004 (date of inception) to December 31, 2004. Amper, Politziner & Mattia report directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Lightstone REIT for the year ended December 31, 2006 and 2005 by the Lightstone REIT’s principal accounting firm of Amper, Politziner & Mattia:

	2006	2005

Audit Fees (a)	$125,000	$68,500
Audit-Related Fees (b)	41,500	-
Tax Fees (c)	-	-
All Other Fees (d)	-	-

Total Fees	$166,500	$68,500

a)	Fees for audit services billed in 2005 consisted of the audit of the Lightstone REIT’s annual financial statements, and reviews of the Lightstone REIT’s quarterly financial statements.

(b)	There were no fees for audit-related services billed in 2005.

(c)	There were no fees for tax services billed in 2005.

(d)	There were no fees for other services billed in 2005.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Lightstone REIT management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

PART III, CONTINUED:
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited financial statements as of and for the year ended December 31, 2006.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

  LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2006

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*
Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association

10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

EXHIBIT NO.	DESCRIPTION

10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007
+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 21, 2007	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer, President and Chairman of the Board of Directors	March 21, 2007

/s/ Michael M. Schurer Michael M. Schurer	Chief Financial Officer and Treasurer	March 21, 2007

/s/ Bruno de Vinck Bruno de Vinck	Director	March 21, 2007

/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 21, 2007

/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 21, 2007

/s/ George R. Whittemore George R. Whittemore	Director	March 21, 2007