Form 10-Q
period 2007-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2007-05-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, there were 8,072,525 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Investment property:
Land	$32,908,833	$20,141,357
Buildings and improvements	133,889,664	82,217,115
	166,798,497	102,358,472
Less accumulated depreciation and amortization	(2,077,883)	(1,184,590)
Net investment property	164,720,614	101,173,882

Investment in unconsolidated joint venture	10,965,968	-
Cash and cash equivalents	11,026,894	19,280,710
Restricted escrows	8,390,050	6,912,578
Deposit for purchase of real estate	3,685,000	8,435,000
Due from escrow agent	-	163,949
Tenant and other accounts receivable	958,570	316,232
Acquired in-place lease intangibles (net of accumulated amortization of $1,789,741 and $1,365,512, respectively)	2,926,357	1,801,678
Acquired above market lease intangibles (net of accumulated amortization of $136,835 and $75,258, respectively)	943,605	601,987
Deferred intangible leasing costs (net of accumulated amortization of $209,538 and $123,230, respectively)	1,247,098	758,438
Deferred leasing costs (net of accumulated amortization of $27,430 and $0, respectively)	320,095	-
Deferred financing costs (net of accumulated amortization of $50,445 and $26,813 respectively)	1,011,959	691,777
Prepaid expenses and other assets	549,732	571,986

Total Assets	$206,745,942	$140,708,217
Liabilities and Stockholders' Equity
Mortgages payable	$148,500,000	$95,475,000
Accounts payable and accrued expenses	2,561,756	1,980,052
Tenant allowances and deposits payable	667,086	301,970
Distributions payable	874,915	601,286
Prepaid rental revenues	500,453	81,020
Acquired below market lease intangibles (net of accumulated amortization of $1,087,737 and $953,435, respectively)	2,832,947	2,011,063
Total liabilities	155,937,157	100,450,391

Minority interest in partnership	5,835,687	4,282,122
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 5,898,227 and 4,316,989 shares issued and outstanding, respectively	58,982	43,170
Additional paid-in-capital	52,906,245	38,686,993
Accumulated distributions in addition to net loss	(7,992,129)	(2,754,459)
Total stockholders’ equity	44,973,098	35,975,704
Total Liabilities and Stockholders' Equity	$206,745,942	$140,708,217

 The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Revenues:
Rental income	$4,499,624	$9,299
Tenant recovery income	716,279	3,511
	5,215,903	12,810
Expenses:
Property operating expenses	1,985,214	8,792
Real estate taxes	584,643	1,641
Depreciation and amortization	1,432,299	1,520
General and administrative costs	2,000,618	95,776
	6,002,774	107,729
Operating loss	(786,871)	(94,919)

Other income	350,697	9,386
Interest expense	(1,906,876)	(4,663)
Equity in loss from investment in unconsolidated joint venture	(2,019,896)	-
Loss allocated to minority interest	191	34
Net loss	$(4,362,755)	$(90,162)

Basic and diluted loss per common share	$(0.86)	$(0.37)
Weighted average number of common shares outstanding	5,089,327	244,210

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Shares		Common Shares			Accumulated
					Additional	Distributions	Total
	Preferred		Common		Paid-In	in Addition to	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Net Loss	Equity

BALANCE, December 31, 2006	-	$-	4,316,989	$43,170	$38,686,993	$(2,754,459)	$35,975,704
Proceeds from the offering	—	—	1,550,727	15,507	15,483,462	—	15,498,969
Selling commissions and dealer manager fees	—	—	—	—	(1,233,076)	—	(1,233,076)
Other offering costs	—	—	—	—	(320,681)	—	(320,681)
Distributions declared						(874,915)	(874,915)
Proceeds from distribution reinvestment program	—	—	30,511	305	289,547	—	289,852
Net loss	—	—	—	—	—	(4,362,755)	(4,362,755)
BALANCE, March 31, 2007	-	$-	5,898,227	$58,982	$52,906,245	$(7,992,129)	$44,973,098

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,362,755)	$(90,162)
Loss allocated to minority interest	(191)	(34)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,318,564	1,520
Amortization of deferred financing costs	23,632	53
Amortization of deferred leasing costs	113,738	—
Amortization of above and below-market lease intangibles	(72,725)	(1,563)
Equity in loss from investment in unconsolidated joint venture	2,019,896	—
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	21,212	(200,855)
Increase in tenant and other accounts receivable	(642,338)	—
Increase in prepaid rental revenues	419,433	—
Increase in tenant allowance and securities deposits payable	365,116	89,600
Increase in accounts payable and accrued expenses	581,704	277,360
Net cash (used in ) provided by operating activities	(214,714)	75,919
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(56,962,340)	(26,921,450)
Investment in unconsolidated joint venture	(12,985,864)	—
Refundable deposit for investment in real estate	(3,685,000)	—
Leasing costs	(922,491)	—
Funding of restricted escrows, net	(1,477,472)	(4,810,303)
Net cash used in investing activities	(76,033,167)	(31,731,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	53,025,000	27,250,000
Payment of loan fees and expenses	(343,814)	(196,619)
Proceeds from issuance of common stock	15,498,969	5,170,417
Proceeds from issuance of special general partnership units	1,553,757	537,041
Payment of offering costs	(1,553,757)	(311,076)
Distributions paid	(350,039)
Due from escrow agent	163,949	—
Increase in amounts due to affiliates, net	—	662,469
Net cash provided by financing activities	67,994,065	33,112,232
Net change in cash	(8,253,816)	1,456,398
Cash, beginning of period	19,280,710	205,030
Cash, end of period	$11,026,894	$1,661,428
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,637,285	$4,663
Dividends declared and unpaid	$874,915	$38,699

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and subsequently has qualified as a real estate investment trust (“REIT”) for the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

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

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.9% limited partnership interest in the Operating Partnership. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

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

As of March 31, 2007, cumulative gross offering proceeds of approximately $58.4 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Company. Through March 31, 2007, the Lightstone REIT offset proceeds of approximately $5.8 million from the sale of special general partnership interests against approximately $6.7 million of Advisor cash advances used for offering costs.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through March 31, 2007, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $0.9 million at March 31, 2007) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center in Omaha, Nebraska and a portfolio of 12 industrial and 2 office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). In addition, the Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY. All of the acquired properties are managed by affiliates of Lightstone Value Plus REIT Management LLC, (the “Property Manager”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of March 31, 2007, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. See further discussion in Note 3.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are generally capitalized. Fees incurred in the acquisition of joint venture interest are expensed as incurred.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required at March 31, 2007 or December 31, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005. Accordingly, no provision for income tax has been recorded.

To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of March 31, 2007, the Company has complied with the requirements for maintaining its REIT status.

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

As of March 31, 2007, the Advisor has advanced approximately $6.8 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $58.4 million from its public offering as of March 31, 2007, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $4.6 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $1.2 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the fixed-rate mortgage debt and unsecured notes as of March 31, 2007 approximated the book value of approximately $148.5 million. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial statements.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of March 31, 2007, the Company had no material uncertain income tax positions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company’s adoption of SAB 108 did not have any effect on the Company’s consolidated financial statements.

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

In-place rents, net of rent concessions, and average occupancy for the four properties at March 31, 2007 was as follows:

In place rents, net	$717,824

Occupancy percentage	93.12%

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

Subject to Oakview’s development and leasing of an additional 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to the property, the Operating Partnership will be required to subsequently purchase the Option Land on the commencement of rent under the lease for the Option Land. The contract price for the fully improved and leased Option Land will be determined by dividing the first full year of base rent payments by 9.5%. In the event that it receives notice that Oakview is not successful in negotiating the improvement and leasing of the Option Land, the Operating Partnership will have 30 days to purchase the unimproved Option Land from Oakview for a fixed contract price of $650,000. The Company received notice on March 30, 2007, however the Company deemed the notice to be ineffective, as Oakview continued to negotiate the leasing of the Option Land, and as such the Company has not yet purchased the unimproved Option Land.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Manhattan Office Building

On January 4, 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). On the same date, an indirect, wholly owned subsidiary acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, was 87.6% occupied at December 31, 2006, (approximately 300 tenants) and is currently leased by tenants generally engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with this ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The acquisition and legal fees were charged to expense by the Company during the first quarter of 2007, and are included in general and administrative expenses for the three months ended March 31, 2007.

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the three months ended March 31, 2007, the Company’s results included a $2.0 million loss from investment in this unconsolidated joint venture, resulting in a balance of approximately $11.0 million as of March 31, 2007. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through March 31, 2007:

Total revenue	$8,888,394

Total property expenses	6,292,086
Depreciation and amortization	4,573,148
Interest expense	2,145,396

Net operating loss	$(4,122,236)

Company's share of net operating loss (49%)	$(2,019,896)

The following table represents the condensed balance sheet for the unconsolidated joint venture as March 31, 2007:

At March 31, 2007
Real estate, at cost (net):	$111,265,424
Intangible assets	18,194,853
Other assets	16,573,888
Total assets	$146,034,165

Mortgage note payable	$106,000,000
Other liabilities	17,662,546
Members' capital	22,371,619
Total liabilities and members' capital	$146,034,165

Gulf Coast Industrial Portfolio

On February 1, 2007, the Company, through wholly owned subsidiaries of the Operating Partnership, acquired 12 industrial and 2 office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). As a group, the properties were 92% occupied at March 31, 2007, and represent approximately 1.0 million leasable square feet principally suitable for flexible industrial (54%), distribution (36%) and office (10%) uses. The properties were independently appraised at $70.7 million.

The acquisition price for the properties was $63.9 million, exclusive of approximately $1.9 million of closing costs, escrow funding for immediate repairs ($0.9 million) and insurance ($0.1 million), and financing related costs of approximately $0.6 million. In connection with the transaction, the Advisor received an acquisition fee equal to 2.75% of the purchase price, or approximately $1.8 million. The acquisition was funded through a combination of $14.4 million in offering proceeds and approximately $53.0 million in loan proceeds from a fixed rate mortgage loan secured by the properties. The Company does not intend to make significant renovations or improvements to the properties. The Company believes the properties are adequately insured.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2007, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Minimum Rents	$7,995,440	$9,584,946	$7,392,324	$4,308,127	$2,756,653	$1,712,740	$33,750,230

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the three months ended March 31, 2007 and March 31, 2006, respectively, as if the above described acquisitions and equity investments had occurred at January 1, 2006. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the three months ended March 31, 2007 and March 31, 2006, respectively, or for any future period.

	Three Months Ended
	March 31,

	2007	2006

Real estate revenues	$5,925,800	$6,228,269
Equity in loss from investment in unconsolidated joint venture	(2,019,896)	(2,428,670)
Net loss	(4,351,321)	(3,081,904)
Basic and diluted loss per share	$(0.85)	$(0.72)

4. Mortgages Payable

Mortgages payable, totaling approximately $148.5 million at March 31, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,500,000

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pursuant to the Company’s loan agreements, escrows in the amount of $8.4 million were held in restricted escrow accounts at March 31, 2007. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

5. Intangible Assets

At March 31, 2007, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of March 31, 2007 and December 31, 2006:

	At March 31, 2007			At December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$4,716,098	$(1,789,741)	$2,926,357	$3,167,190	$(1,365,512)	$1,801,678

Acquired above market lease intangibles	1,080,440	(136,835)	943,605	677,245	(75,258)	601,987

Leasing costs	1,456,636	(209,538)	1,247,098	881,668	(123,230)	758,438

Acquired below market lease intangibles	3,920,684	(1,087,737)	2,832,947	2,964,498	(953,435)	2,011,063

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2007.

Amortization of:	2007	2008	2009	2010	2011	Thereafter

Acquired above market lease value	$227,928	$271,115	$207,154	$98,171	$62,894	$76,342

Acquired below market lease value	(765,666)	(792,395)	(578,137)	(282,361)	(139,533)	(274,855)

Projected future net rental income decrease	$(537,738)	$(521,280)	$(370,983)	$(184,190)	$(76,639)	$(198,513)

Acquired in-place lease value	$902,103	$819,840	$528,795	$234,066	$123,586	$317,968

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Distributions Payable

On March 15, 2007, the Board of Directors of Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) declared a dividend for the three-month period ending March 31, 2007. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The dividend was paid in full in April 2007 using a combination of cash ($474,124), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($400,790). The amount of dividends to be distributed to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

7. Deposit for Real Estate Purchase

At March 31, 2007, the Company recorded $3.7 million as a refundable deposit for the purchase of real estate. At December 31, 2006, the Company recorded $8.4 million as a refundable deposit for two real estate transactions that subsequently closed in the first quarter. Deposits for real estate will be returned to the Company upon the conclusion of its due diligence where such properties are deemed infeasible for acquisition.

8. Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of March 31, 2007 and December 31, 2006, the Lightstone REIT had no outstanding preferred shares.

 Common Shares

All of the common stock being offered by the Lightstone REIT is duly authorized and will be fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Lightstone REIT’s common stock will be entitled to receive distributions if authorized by the board of directors and to share ratably in the Lightstone REIT’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 5.9 million and 4.3 million shares of common stock outstanding as of March 31, 2007 and December 31, 2006, respectively.

Dividends

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarter ending March 31, 2007. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The March 31, 2007 dividend was paid in full in April 2007 using a combination of cash ($474,124), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($400,790).

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

7% Stockholder Return Threshold
Once a cumulative non-compounded return of 7% return on their net investment is realized by stockholders, Lightstone SLP, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Lightstone REIT’s assets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Segment Information

The Company operates in four business segments as of March 31, 2007: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate and (iv) office real estate. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2007 and 2006 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2007 and March 31, 2006. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2007 and 2006, respectively and selected asset information as of March 31, 2007 and 2006 regarding the Company’s operating segments are as follows:

	Three months ended March 31, 2007

	Retail	Multi Family	Industrial	Office	Corporate	Total

Revenues:
Rental income	$1,434,480	$1,974,519	$1,090,625	$-	$-	$4,499,624
Tenant recovery income	455,809	-	260,470	-	-	716,279
	1,890,289	1,974,519	1,351,095	-	-	5,215,903
Expenses:
Property operating expenses	675,885	1,076,432	232,897	-	-	1,985,214
Real estate taxes	236,167	225,931	122,545	-	-	584,643
Depreciation and amortization	568,484	392,399	471,416	-	-	1,432,299
General and adminsitrative costs	-	-	-	1,693,950	306,668	2,000,618
Operating expenses	1,480,536	1,694,762	826,858	1,693,950	306,668	6,002,774
Net property operations	409,753	279,757	524,237	(1,693,950)	(306,668)	(786,871)

Other income	25,885	208,533	11,094	-	105,185	350,697
Interest expense	(781,067)	(612,520)	(513,289)	-	-	(1,906,876)
Equity in loss in unconsolidated joint ventures	-	-	-	(2,019,869)	-	(2,019,869)
Minority interest	-	-	-	-	191	191
Net income (loss) applicable to common shares	$(345,429)	$(124,230)	$22,042	$(3,713,846)	$(201,292)	$(4,362,755)

	As of March 31, 2007
Balance sheet financial data:

Real estate assets, net	$58,826,897	$41,760,982	$64,132,735	$-	$-	$164,720,614
Investment in unconsolidated joint venture	-	-	-	10,965,968	-	10,965,968
Restricted escrows	5,316,207	1,838,279	1,235,564	-	-	8,390,050

Deposit for real estate purchase	3,685,000	-	-	-	-	3,685,000

Tenant and other accounts receivable	623,310	52,240	247,635	-	35,385	958,570

Acquired in-place lease intangibles, net	1,431,859	74,150	1,420,348	-	-	2,926,357

Acquired above market lease intangibles, net	564,210	-	379,395	-	-	943,605
Deferred leasing costs, net	751,438	-	815,755	-	-	1,567,193
Deferred financing costs, net	462,327	211,548	338,084	-	-	1,011,959
Other assets	49,634	368,130	15,002	-	116,966	549,732
Non-segmented assets	-	-	-	-	11,026,894	11,026,894

Total Assets	$71,710,882	$44,305,329	$68,584,518	$10,965,968	$11,179,245	$206,745,942

Mortgages payable	$54,750,000	$40,725,000	$53,025,000	$-	$-	$148,500,000

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three months ended March 31, 2006
	Retail	Multi Family	Industrial	Office	Corporate	Total
Revenues:
Rental income	$9,299	$-	$-	$-	$-	$9,299
Tenant recovery income	3,511	-	-	-	-	3,511
	12,810	-	-	-	-	12,810
Expenses:
Property operating expenses	8,792	-	-	-	-	8,792
Real estate taxes	1,641	-	-	-	-	1,641
General and adminsitrative costs	-	-	-	-	95,776	95,776
Depreciation and amortization	1,520	-	-	-	-	1,520
Operating expenses	11,953	-	-	-	95,776	107,729

Net property operations	857	-	-	-	(95,776)	(94,919)

Other income	-	-	-	-	9,386	9,386
Interest expense	(4,663)	-	-	-	-	(4,663)
Minority interest	-	-	-	-	34	34
Net income applicable to common shares	$(3,806)	$-	$-	$-	$(86,356)	$(90,162)

Balance sheet financial data:	As of March 31, 2006

Real estate assets, net	$27,274,255	$-	$-	$-	$-	$27,274,255
Acquired in-place lease intangibles, net	234,238	-	-	-	-	234,238
Acquired above market lease intangibles, net	-	-	-	-	-	-
Restricted escrows	4,810,303	-	-	-	-	4,810,303
Deferred financing costs, net	196,566	-	-	-	-	196,566
Other assets	200,855	-	-	-	-	200,855
Non-segmented assets	-	-	-	-	1,661,428	1,661,428
Total Assets	$32,716,217	$-	$-	$-	$1,661,428	$34,377,645
Mortgages Payable	$27,250,000	$-	$-	$-	$-	$27,250,000

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

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. The Lightstone REIT has completed five acquisitions to date. To date, the Lightstone REIT acquired: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; and a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership.

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

The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of March 31, 2007, cumulative gross offering proceeds of approximately $58.4 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Through March 31, 2007, the Advisor has advanced in excess of $6.7 million to the Company for its organization and other offering costs, which consist of actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as selling commissions and dealer manager fees. We have reimbursed such advances to the extent of 10% of our gross offering proceeds (approximately $5.8 million as of March 31, 2007) using proceeds from the sale of general partnership interests to Lightstone SLP LLC, an affiliate of our Advisor.

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

For the year ending December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of March 31, 2007, the Company has complied with the requirements for maintaining its REIT status.

2007 Acquisitions

Acquisition of Equity Investment in a Joint Venture

On January 4, 2007, the Lightstone REIT, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). On the same date, an indirect, wholly owned subsidiary of the Joint Venture acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Lightstone REIT or its subsidiaries. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, was 87.6% occupied (approximately 300 tenants) and is currently leased by tenants primarily engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with the ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). Incremental acquisition costs of approximately $1.7 million, representing an acquisition fee to the Advisor and legal fees for our counsel, were paid outside of the closing and included in general and administrative expenses during the first quarter ended March 31, 2007.

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the three months ended March 31, 2007, the Company’s results included a $2.0 million loss from investment in this unconsolidated joint venture.

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through March 31, 2007:

Total revenue	$8,888,394

Total property expenses	6,292,086
Depreciation and amortization	4,573,148
Interest expense	2,145,396

Net operating loss	$(4,122,236)

Company’s share of net operating loss (49%)	$(2,019,896)

The following table represents the condensed balance sheet for the unconsolidated joint venture as March 31, 2007:

At March 31, 2007

Real estate, at cost (net):	$111,265,424
Intangible assets	18,194,853
Other assets	16,573,888
Total assets	$146,034,165

Mortgage note payable	$106,000,000
Other liabilities	17,662,546
Total members' capital	22,371,619
Total liabilities and members' capital	$146,034,165

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

Critical Accounting Policies

There were no changes during the three months ended March 31, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2006.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has not received any portion of regular distributions made by the Operating Partnership through March 31, 2007.

Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. As of March 31, 2007, the Company had fully reimbursed the Advisor’s cash advances used for offering costs totaling 10% of gross offering proceeds or $5.8 million, through that date.

Income Taxes

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status.

As such, no provision for federal income taxes has been included in the Lightstone REIT consolidated financial statements as of March 31, 2007 and December 31, 2006. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

 Results of Operations

 We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. Additionally, we acquired out first property, the Belz Outlets at St. Augustine, Florida, on March 31, 2006. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Revenues

Total revenues increased by approximately $5.2 million to approximately $5.2 million for the three months ended March 31, 2007 compared to $12,810 for the same period last year. Base rents increased by approximately $4.5 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006, the southeastern Michigan multi-family properties on June 29, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the gulf coast industrial portfolio on February 1, 2007. Tenant reimbursements increased by approximately $0.7 million, as a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007.

Total Property Expenses

Total expenses increased by $5.9 million, to approximately $6.0 million for the three months ended March 31, 2007, compared to approximately $0.1 million for the same period last year. Increases in property operating expenses ($2.0 million), real estate taxes ($0.6 million), and depreciation and amortization ($1.4 million) were primarily the result of the acquisition of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

General and administrative expenses

General and administrative costs increased by approximately $1.9 million to approximately $2.0 million, primarily as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $50,000, respectively, related to the Lightstone REIT’s investment in the sub lease interest to a ground lease of a Manhattan office building. The remaining increase of $0.3 million related to the payment of asset management fees, director’s and officer’s liability insurance and fees to our board of directors, auditors and attorneys. General and administrative expenses for the three months ended March 31, 2006 totaled $95,776. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.4 million for the three months ended March 31, 2007 as compared to $1,520 at March 31, 2006 primarily due to the acquisition and financing of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Other Income

Other income increased by approximately $0.3 million due principally to $0.1 million of interest income on the short-term investment of cumulative Offering proceeds during the three-month period ended March 31, 2007, as well as $0.2 million related to vending and other ancillary revenue sources at our properties.

 Interest expense

 Interest expense increased approximately $1.9 million for the three months ended March 31, 2007, primarily as a result of the acquisition and financing of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Equity in loss from investment in unconsolidated joint venture

A $2.0 million loss from investment in unconsolidated joint venture for the three months ended March 31, 2007 relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. There were no investments in unconsolidated joint ventures at March 31, 2006.

Minority interest

The loss allocated to minority interests, representing approximately $191 and $34 for the three months ended March 31, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

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

We intend to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our source of funds in the future will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $148.5 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2007, our total borrowings represented 293% of net assets.

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

Total asset management and acquisition fees of $3.5 million and $0.7 were paid to the Advisor for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, approximately $0.3 million was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses.

As of March 31, 2007, we had approximately $11.0 million of cash and cash equivalents on hand and $3.7 million of refundable real estate deposits. Our cash and cash equivalents on hand resulted primarily from proceeds from our Offering.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cash flows (used in ) provided by operating activities	$(214,714)	$75,919
Cash flows used in investing activities	(76,033,167)	(31,731,753)
Cash flows provided by financing activities	67,994,065	33,112,232

Cash, beginning of the period	19,280,710	205,030
Cash, end of the period	$11,026,894	$1,661,428

Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from our retail property in St. Augustine, Florida acquired in March of 2006, and the four residential apartment communities we acquired in June of 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007, substantially offset by the payment of a $1.6 million acquisition fee related to our investment in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York .

Our principal demands for liquidity are our property operating expenses, real estate taxes, insurance, tenant improvements, leasing costs, acquisition and development activities, debt service and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows, the sale of properties, and the issuance of equity and debt securities and the placement of mortgage loans.

Cash used in investing activities of $76.0 million resulted primarily from the purchases of the Gulf Coast Industrial portfolio on February 1, 2007 and the investment in the unconsolidated joint venture. Cash used in investing consisted of $57.0 million used in the purchase of investment property, approximately $13.0 million used in the investment in an unconsolidated joint venture, $3.7 million in refundable deposits for the purchase of real estate, $1.5 million of funding for restricted escrows related to completed acquisitions, and $0.9 million in leasing costs.

Cash provided by financing activities is primarily the proceeds from mortgage financing ($53.0 million) and the proceeds from the issuance of common stock ($15.5 million).

Mortgages payable totaled approximately $148.5 million at March 31, 2007, and consisted of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,500,000

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157, but do not expect the adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operation, or cash flows. As of March 31, 2007, we had no material uncertain income tax positions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company’s adoption of SAB 108 did not have any effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We have not entered into any swap agreements or durative transactions to date.

Mortgages payable, totaling approximately $148.5 million at March 31, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$244,904	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,500,000

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.   The fair value of our debt approximates its carrying amount at March 31, 2007.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2007, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

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

Prior to consummating the acquisition of the Sublease Interest, Office Owner received a letter from Sublessor indicating that Sublessor would consider such acquisition a default under the original sublease, which prohibits assignments of the Sublease Interest when there is an outstanding default there under. On February 16, 2007, Office Owner received a Notice to Cure from Sublessor stating the transfer of the Sublease Interest occurred in violation of the Sublease given Sublessor's position that Office Seller is in default. Office Owner will commence and vigorously pursue litigation in order to challenge the default, receive an injunction and toll the termination period provided for in the Sublease.

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

Through March 31, 2007, we had sold approximately 5.8 million shares for gross offering proceeds of approximately $58.4 million. There were 69,008 shares sold pursuant to our Dividend Reinvestment Plan as of March 31, 2007. From the effective date of our public offering through March 31, 2007, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount	Amount	Estimated / Actual
Underwriting discounts and commissions	$4,570,577	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses to affiliates	—
Other expenses paid to non-affiliates	1,264,550	Actual
Total expenses	$5,835,127

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $5.8 million in contributions by Lightstone SLP, LLC to the operating partnership pursuant to the arrangement described in the “Compensation Table” and “Capital Resources” sections of our Prospectus, are approximately $58.4 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $58.4 million, and new mortgage debt in the amount of $148.5 million we acquired approximately $170.1 million in real estate investments (including $4.5 million in acquisition fees) and related assets. In addition we invested $13.0 million in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount - Actual	At March 31, 2007

Construction of plant, building and facilities	$-
Purchase of real estate interests	42,715,249
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of March 31, 2007)	-
Temporary investments (as of March 31, 2007)	11,026,894
Other uses	4,609,126
Total uses	$58,351,269

As of May 9, 2007, we have sold approximately 8.0 million shares at an aggregate offering price of $67.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Lightstone Value Plus Real Estate Investment Trust, Inc. (File No. 333-117367 as amended to date, the “Registration Statement”) on May 23, 2005 and incorporated herein by reference).

3.2	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 3 to the Registration Statement on March 11, 2005 and incorporated herein by reference).
4.1
Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP (filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on May 23, 2005 and incorporated herein by reference).

4.2	Specimen Certificate for the Shares (filed as Exhibit 4.2 to the Registration Statement on July 14, 2004 and incorporated herein by reference).
10.1
Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.2
Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.3
Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.4
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.5
Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.6
Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.7
Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc. (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated January 10, 2007 and incorporated herein by reference).

10.8
First Amendment to Agreement of Purchase and Sale, dated January 10, 2007, by and among Sealy SHV/NO, L.P., Sealy Ohio, L.P., Sealy Alamo Buildings, L.P., Sealy FRLA SBC, L.L.C., Sealy FRLA I, L.L.C., Sealy FRLA II, L.L.C., Sealy BR4, L.P. and Lightstone Value Plus Real Estate Investment Trust, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 18, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.9
Assignment and Assumption of Agreement of Purchase and Sale, dated January 11, 2007, by and between Lightstone Value Plus Real Estate Investments Trust, Inc. and The Lightstone Group, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 7, 2007 and incorporated herein by reference).

10.10
Mortgage and Security Agreement, dated January 31, 2007, by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 7, 2007 and incorporated herein by reference).

10.11
Promissory Note, dated February 1, 2007, by Light 5405 Bandera LLC, Light 1700 Grandstand LLC, LVP 7042 Alamo Downs LLC, LVP 7402 Reindeer LLC and LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 7, 2007 and incorporated herein by reference).

10.12
Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC, by and among Lightstone 1407 Manager LLC, LVP 1407 Broadway LLC and Michelle A. Dreyer (filed as Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

23.1
Consents of Amper, Politziner & Mattia, P.C. (filed as Exhibit 23.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Registration Statement on March 22, 2007 and incorporated herein by reference).

23.2
Consent of Rampell and Rampell, P.A. (filed as Exhibit 23.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 9 to the Registration Statement on June 20, 2006 and incorporated herein by reference).

23.3
Consents of The Schonbraun McCann Group LLP (filed as Exhibit 23.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Registration Statement on March 22, 2007 and incorporated herein by reference).

23.4	Consent of Proskauer Rose LLP (filed as Exhibit 5.1 to Amendment No. 4 to the Registration Statement on Form S-11 filed on April 4, 2005 and incorporated herein by reference).
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2007	By:	/s/ David Lichtenstein
David Lichtenstein President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Michael M. Schurer
Michael M. Schurer Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)