Form 10-Q
period 2007-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2007-08-10
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, there were 10,738,646 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
Assets	(unaudited)
Investment property:
Land	$34,597,159	$20,141,357
Building	134,019,680	82,217,115
Construction in progress	404,179	-
	169,021,018	102,358,472
Less accumulated depreciation	(3,125,217)	(1,184,590)
Net investment property	165,895,801	101,173,882

Investment in unconsolidated real estate joint venture	9,287,185	-
Cash and cash equivalents	47,181,034	19,280,710
Restricted escrows	9,004,608	6,912,578
Deposits for purchase of real estate	3,685,000	8,435,000
Due from escrow agent	-	163,949
Tenant and other accounts receivable, net	1,152,750	316,232
Acquired in-place lease intangibles (net of accumulated amortization of $2,196,199 and $1,365,512, respectively)	2,727,296	1,801,678
Acquired above market lease intangibles (net of accumulated amortization of $213,994 and $75,258, respectively)	866,446	601,987
Deferred intangible leasing costs (net of accumulated amortization of $326,110 and $119,807, respectively)	1,179,808	728,155
Deferred leasing costs (net of accumulated amortization of $18,452 and $3,423, respectively)	89,926	30,283
Deferred financing costs (net of accumulated amortization of $77,104 and $26,813, respectively)	985,300	691,777
Prepaid expenses and other assets	659,675	571,986
Total Assets	$242,714,829	$140,708,217

Liabilities and Stockholders' Equity
Mortgage payable	$148,451,142	$95,475,000
Accounts payable and accrued expenses	2,954,793	1,980,052
Tenant allowances and deposits payable	687,008	301,970
Distributions payable	1,350,392	601,286
Prepaid rental revenues	682,378	81,020
Acquired below market lease intangibles (net of accumulated amortization of $1,368,348 and $953,435, respectively)	2,552,336	2,011,063
	156,678,049	100,450,391

Minority interest in partnership	8,571,498	4,282,122
Commitments and contingencies
Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 10,155,300 and 4,316,389 shares issued and outstanding, respectively	101,553	43,170
Additional paid-in-capital	89,479,704	38,686,993
Accumulated distributions in addition to net loss	(12,115,975)	(2,754,459)
Total stockholder’s equity	77,465,282	35,975,704
Total Liabilities and Stockholders' Equity	$242,714,829	$140,708,217

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Revenues:
Rental income	$4,974,347	$979,398	$9,473,972	$988,698
Tenant recovery income	1,031,827	499,912	1,748,106	503,423
	6,006,174	1,479,310	11,222,078	1,492,121
Expenses:
Property operating expenses	1,922,301	486,730	3,907,515	495,521
Real estate taxes	622,678	159,498	1,207,320	161,139
General and administrative costs	464,463	159,911	2,465,083	255,688
Depreciation and amortization	1,562,400	184,484	2,994,699	186,005
	4,571,842	990,623	10,574,617	1,098,353
Operating income	1,434,332	488,687	647,461	393,768

Interest and other income	531,880	58,643	882,577	68,030
Interest expense	(2,248,937)	(431,232)	(4,155,814)	(435,895)
Loss from investment in unconsolidated joint venture	(2,169,104)	-	(4,189,000)	-
Minority interest	1	(38)	192	(4)

Net income(loss) applicable to common shares	$(2,451,828)	$116,060	$(6,814,584)	$25,899

Net income(loss) per common share, basic and diluted	$(0.32)	$0.13	$(1.06)	$0.05

Weighted average number of common shares outstanding, basic and diluted	7,765,475	895,323	6,434,892	571,656

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Shares		Common Shares			Accumulated
					Additional	Distributions	Total
	Preferred		Common		Paid-In	in Excess of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Net Loss	Equity

BALANCE, December 31, 2006	-	$-	4,316,989	$43,170	$38,686,993	$(2,754,459)	$35,975,704

Net loss	-	-	-	-	-	(6,814,584)	(6,814,584)

Distributions declared						(2,546,932)	(2,546,932)

Proceeds from offering	-	-	5,769,639	57,696	55,718,435	-	55,776,131

Selling commissions and dealer manager fees	-	-	-	-	(3,619,766)	-	(3,619,766)

Other offering costs	-	-	-	-	(1,957,651)	-	(1,957,651)

Proceeds from distribution reinvestment program			68,672	687	651,693	-	652,380

BALANCE, June 30, 2007	-	$-	10,155,300	$101,553	$89,479,704	$(12,115,975)	$77,465,282

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,2007	Six months ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,814,584)	$25,899
Income (loss) allocated to minority interests	(192)	4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,773,368	141,585
Amortization of deferred financing costs	50,291	4,862
Amortization of deferred leasing costs	221,333	-
Amortization of above and below-market lease intangibles	(276,177)	(128,619)
Net equity in loss from investment in unconcolidated joint venture	4,189,000	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(89,741)	(913,666)
Increase in tenant and other accounts receivable	(836,518)	(220,142)
Increase in tenant allowance and security deposits payable	385,038	305,084
Increase in accounts payable and accrued expenses	974,742	854,095
Increase in prepaid rents	601,358	123,517

Net cash provided by operating activities	1,177,918	192,619

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(60,163,492)	(70,474,848)
Investment in unconcolidated joint venture	(13,476,185)	-
Funding of restricted escrows	(2,092,030)	(6,042,700)
Refundable deposits for investment in real estate	(3,685,000)	-

Net cash used in investing activities	(79,416,707)	(76,517,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	53,025,000	67,975,000
Payment of mortgage principal	(48,858)	-
Payment of loan fees and expenses	(343,814)	(423,302)
Proceeds from issuance of common stock	55,776,131	12,478,273
Proceeds from issuance of special general partnership units	4,289,568	1,267,827
Payment of offering costs	(5,577,417)	(1,041,861)
Increase (decrease) in amounts due from escrow agent	-	(608,582)
Increase (decrease) in amounts due to affiliates, net	-	(242,134)
Due from escrow agent	163,949	-
Distributions paid	(1,145,446)	(22,155)

Net cash provided by financing activities	106,139,113	79,383,066

Net change in cash	27,900,324	3,058,137

Cash and cash equivalents, beginning of period	19,280,710	205,030

Cash and cash equivalents, end of period	$47,181,034	$3,263,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,902,556	$340,780
Distributions declared	$2,546,932	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”). The Lightstone REIT is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors and its Chief Executive Officer.

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

As of June 30, 2007, cumulative gross offering proceeds of approximately $98.6 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of June 30, 2007, offering costs of $9.9 million have been substantially offset by $8.6 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $1.3 million of SLP Units subsequent to June 30, 2007.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through June 30, 2007, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $0 at June 30, 2007) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

Through its Operating Partnership, the Company will seek to acquire and operate commercial and residential properties, principally in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center and raw land in Omaha, Nebraska and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). In addition, the Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY and has purchased a land parcel in Lake Jackson, TX on which it has begun the development of a retail power center. All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC, (the “Property Manager”).

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of June 30, 2007, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was $5,672 and $3,047 at June 30, 2007 and December 31, 2006, respectively.

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
Notes to Consolidated Financial Statements (continued)

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through June 30, 2007. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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
Notes to Consolidated Financial Statements (continued)

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005. Accordingly, no provision for income tax has been recorded.

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through June 30, 2007, the Company has complied with the requirements for maintaining its REIT status.

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

Through June 30, 2007, the Advisor has advanced approximately $8.6 million to the Company for offering costs, including commission and dealer manager fees, and the Company has directly funded an additional $1.3 million of offering costs pending further advances from the Advisor. Based on gross proceeds of approximately $98.6 million from its public offering as of June 30, 2007, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $7.9 (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $2.0 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the fixed-rate mortgage debt and unsecured notes as of June 30, 2007 approximated the book value of approximately $148.5 million. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

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
Notes to Consolidated Financial Statements (continued)

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of June 30, 2007, the Company had no material uncertain income tax positions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (“the Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management has not yet determined if SOP 07-1 is applicable to the Company's investments in real estate ventures and what impact, if any, the application of SOP 07-1 will have on our consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

In-place rents, net of rent concessions, and average occupancy for the property at June 30, 2007 was as follows:

In place rents, net annualized	$2.8 million

Occupancy percentage	65.9%

The Company plans to begin the redevelopment and expansion of this center after the acquisition of the adjacent land is completed. The Company is in the process of finalizing its development plan and has incurred approximately $0.1 million in pre development costs to date, which are included in construction in progress as of June 30, 2007.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In-place rents, net of rent concessions, and average occupancy for the four properties at June 30, 2007 was as follows:

In place rents, net $714,256	$714,256

Occupancy percentage 94.3%	94.3%

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

The property was purchased subject to a commitment to acquire a 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to the property. The unimproved Option Land was subsequently acquired in July of 2007 by a subsidiary of the Operating Partnership from Oakview for a fixed contract price of $650,000. The acquisition price for the property, exclusive of the Option Land, was $33.5 million, including an acquisition fee paid to the Advisor of $0.9 million and $47,000 in other acquisition-related transaction costs. Approximately $6.0 million of the acquisition cost was funded with offering proceeds from the sale of our common stock and the remainder was funded with a $27.5 million fixed rate loan from Wachovia secured by the property. Offering proceeds were also used to fund financing related costs ($.2 million) and insurance and tax reserves ($.2 million), as well as the acquisition of the Option Land. The Property was independently appraised at $38.0 million.

In-place rents, net of rent concessions, and average occupancy for the property at June 30, 2007 was as follows:

In place rents, net	$2.4 million

Occupancy percentage	97.1%

Manhattan Office Building

On January 4, 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). On the same date, an indirect, wholly owned subsidiary acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, and as of the acquisition date, was 87.6% occupied (approximately 300 tenants) and leased by tenants generally engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with this ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. As an inducement to Lender to make the loan, Owner has agreed to provide Lender with a 35% net profit interest in the project.  In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The acquisition and legal fees were charged to expense by the Company during the first quarter of 2007, and are included in general and administrative expenses for the six months ended June 30, 2007.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the six months ended June 30, 2007, the Company’s results included a $4.2 million loss from investment in this unconsolidated joint venture, resulting in a net investment balance of approximately $9.3 million as of June 30, 2007. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

In-place rents, net of rent concessions, and average occupancy for the property at June 30, 2007 was as follows:

In place rents, net	$34.9 million

Occupancy percentage	90.0%

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through June 30, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007

Total revenue	$9,057,643	$17,946,036

Total property expenses	6,828,599	13,120,685
Depreciation and amortization	4,398,346	8,971,494
Interest expense	2,257,441	4,402,837

Net operating loss	$(4,426,743)	$(8,548,980)

Company's share of net operating loss (49%)	$(2,169,104)	$(4,189,000)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table represents the condensed balance sheet for the unconsolidated joint venture as June 30, 2007:

As of June 30, 2007

Real estate, at cost (net):	$111,073,837
Intangible assets	15,436,365
Cash and restricted cash	13,665,734
Other assets	3,196,264

Total assets	143,372,200

Mortgage note payable	106,587,419
Other liabilities	17,839,905
Members' capital	18,944,876

Total liabilities and members' capital	$143,372,200

Gulf Coast Industrial Portfolio

On February 1, 2007, the Company, through wholly owned subsidiaries of the Operating Partnership, acquired a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). As a group, the properties were 92% occupied at the acquisition, and represent approximately 1.0 million leasable square feet principally suitable for flexible industrial (54%), distribution (36%) and office (10%) uses. The properties were independently appraised at $70.7 million.

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

In-place rents, net of rent concessions, and average occupancy for the properties at June 30, 2007 were as follows:

In place rents, net	$6.2 million

Occupancy percentage	92.6%

Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of our Lightstone REIT’s offering. Upon completion in January 2008, the center will be occupied by three high quality triple net tenants: Pet Smart, Office Depot and Best Buy.

The purchase and sale agreement (the “Land Agreement”) for this transaction was negotiated between Lake Jackson Crossing Limited Partnership (formerly an affiliate of the Sponsor) and Starplex Operating, LP, an unaffiliated entity (the "Land Seller"). Prior to the closing, a 99% limited partnership interest in the Lake Jackson Limited Partnership was assigned to the Operating Partnership and the membership interests in Brazos Crossing LLC (the 1% general partner of the Lake Jackson Limited Partnership) were assigned to the Lightstone REIT.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The land parcel was acquired at what represents a $2.1 million discount from the expressed $3.73 million purchase price, with such difference being subsidized and funded by a retail affiliate of the Sponsor. The sale of the land parcel was a condition of the Seller’s agreement to execute a new movie theater lease at the Sponsor affiliate’s nearby retail mall. The REIT and the Operating Partnership own a 100% fee simple interest in the land parcel and retail power center. The Sponsor’s affiliate will receive no future benefit or ownership interests from this transaction.

An application for up to $8.2 million of construction to permanent financing is underway. The interest rate on the loan is expected to be Libor plus 150 bps. The total cost of the project, inclusive of project construction, tenant incentives, leasing costs, and land is estimated at $10.2 million. Because the debt financing for the acquisition may exceed certain leverage limitations of the REIT, the Board, including all of its independent directors, will be required to approve any leverage exceptions as required by the REIT’s Articles of Incorporation.

Three tenants will occupy 100% of the property’s rentable square footage. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these major tenants:

Name of Tenant	BusinessType	Square Feet Leased	Percentage of Leasable Space	Annual Rent Payments	Lease Term from Commencement	Party with Renewal Rights

Best Buy	Electronics Retailer	20,200	32.9%	$260,000	10 years	Tenant
Office Depot	Office Supplies Retailer	21,000	34.3%	$277,200	10 years	Tenant
Petsmart	Pet Supply Retailer	20,087	32.8%	$231,001	10 years	Tenant

As of June 30, 2007, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Minimum Rents	$5,409,991	$9,771,020	$7,592,206	$4,444,840	$2,840,033	$1,768,326	$31,826,416

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the six months ended June 30, 2007 and June 30, 2006, respectively, as if the above described acquisitions and equity investments had occurred at January 1, 2006. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the six months ended June 30, 2007 and June 30, 2006, respectively, or for any future period.

	Six Months Ended
	June 30,
	2007	2006

Real estate revenues	$11,931,975	$12,454,184
Equity in loss from investment in unconsolidated joint venture	(4,189,000)	(4,884,324)
Net loss	(6,803,150)	(5,843,444)
Basic and diluted loss per share	$(1.06)	$(1.22)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4.  Mortgages Payable

Mortgages payable, totaling approximately $148.5 million at June 30, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$196,046	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,451,142

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

Pursuant to the Company’s loan agreements, escrows in the amount of $9.0 million were held in restricted escrow accounts at June 30, 2007. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

5.  Intangible Assets

At June 30, 2007, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of June 30, 2007 and December 31, 2006:
	At June 30, 2007			At December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$4,923,495	$(2,196,199)	$2,727,296	$3,167,190	$(1,365,512)	$1,801,678

Acquired above market lease intangibles	1,080,440	(213,994)	866,446	677,245	(75,258)	601,987

Acquired leasing costs	1,505,918	(326,110)	1,179,808	847,962	(119,807)	728,155

Acquired below market lease intangibles	3,920,684	(1,368,348)	2,552,336	2,964,498	(953,435)	2,011,063

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2007.

Amortization of:	Balance of 2007	2008	2009	2010	2011	Thereafter	Total

Acquired above market lease value	$150,697	$271,121	$207,194	$98,194	$53,943	$85,297	$866,446

Acquired below market lease value	(484,832)	(792,375)	(578,214)	(282,515)	(137,611)	(276,789)	(2,552,336)

Projected future net rental income decrease	$(334,135)	$(521,254)	$(371,020)	$(184,321)	$(83,668)	$(191,492)	$(1,685,890)

Acquired in-place lease value	$572,414	$886,520	$568,258	$249,946	$125,298	$324,860	$2,727,296

Amortization expense related to in place leases was $0.5 million and $78,792 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to in place leases was $1.0 million and $78,792 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense related to leasing costs was $5,837 and $0 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to leasing costs was $15,029 and $0 for the six months ended June 30, 2007 and 2006, respectively. Amortization expense related to above and below market leases was $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to above and below market leases was $0.3 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. Amortization related to above and below market leases is included in rental revenues for all periods presented.

6. Distributions Payable

On May 11, 2007, the Board of Directors of Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) declared a dividend for the three-month period ending June 30, 2007. The dividend was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The June 30, 2007 dividend was paid in full in July 2007 using a combination of cash ($0.6 million) and ($0.8 million) of shares pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share. The amount of dividends distributed to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7. Deposit for Real Estate Purchase

At June 30, 2007, the Company recorded $3.7 million as a refundable deposit for the purchase of an industrial building in Sarasota, FL. At December 31, 2006, the Company recorded $8.4 million as a refundable deposit for two real estate transactions that subsequently closed in the first quarter. Deposits for real estate will be returned to the Company upon the conclusion of its due diligence where such properties are deemed infeasible for acquisition.

8. Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of June 30, 2007 and December 31, 2006, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 10.2 million and 4.3 million shares of common stock outstanding as of June 30, 2007 and December 31, 2006, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarters ended March 31, 2007 and June 30, 2007. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The June 30, 2007 dividend was paid in full in July 2007 using a combination of cash ($0.6 million)), and ($0.8 million) in shares pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share..

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

Reimbursement of Offering Expenses
Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, are estimated at approximately $30 million if the maximum offering of 30 million shares is sold. The Lightstone REIT will sell a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to offset such costs.

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
Notes to Consolidated Financial Statements (continued)

Property Management - Residential/ Retail
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

Property Management -Office/ Industrial
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

For any year in which the Lightstone REIT qualifies as a REIT, the Advisor must reimburse the Lightstone REIT for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Lightstone REIT.

Reimbursement of Other Expenses
The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Lightstone REIT by independent parties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone   SLP, LLC   to a portion of any regular distributions made by the Operating Partnership. A cumulative distribution of $0.3 million were declared and paid during the three months ended June 30, 2007. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through June 30, 2007, will always be subordinated until stockholders receive a stated preferred return, as described below:

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Total asset management and acquisition fees of $3.7 million and approximately $0.1 million were paid to the Advisor for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $55,465 was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses.

10. Segment Information

The Company operates in four business segments as of June 30, 2007: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate and (iv) office real estate. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the six months ended June 30, 2007 and 2006 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2007 and June 30, 2006. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.
  Selected results of operations for the three months ended June 30, 2007 and 2006, respectively and selected asset information as of June 30, 2007 and 2006 regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Office	Corporate	Three Months Ended June 30, 2007

Revenues:
Rental income	$1,408,870	$1,929,669	$1,635,808	$-	$-	$4,974,347
Tenant recovery income	596,733	44,279	390,815	-	-	1,031,827

	2,005,603	1,973,948	2,026,623	-	-	6,006,174
Expenses:
Property operating expenses	581,230	899,795	441,276	-	-	1,922,301
Real estate taxes	212,809	225,931	183,938	-	-	622,678
General and adminsitrative costs	-	102,303	-	-	362,160	464,463
Depreciation and amortization	570,201	293,880	698,319	-	-	1,562,400

Operating expenses	1,364,240	1,521,909	1,323,533	-	362,160	4,571,842

Net property operations	641,363	452,039	703,090	-	(362,160)	1,434,332

Other income	22,072	181,333	(10)	-	328,485	531,880
Interest expense	(839,654)	(619,262)	(790,021)	-	-	(2,248,937)
Loss in Unconsolidated joint ventures	-	-	-	(2,169,104)	-	(2,169,104)
Minority interest	-	-	-	-	-	-
Net income (loss) applicable to common shares	$(176,219)	$14,110	$(86,941)	$(2,169,104)	$(33,675)	$(2,451,829)

	Retail	Multi Family	Industrial	Office	Corporate	Three Months Ended June 30, 2006

Revenues:
Rental income	$937,261	$42,137	$-	$-	$-	$979,398
Tenant recovery income	498,412	1,500	-	-	-	499,912

	1,435,673	43,637	-	-	-	1,479,310
Expenses:
Property operating expenses	479,243	7,487	-	-	-	486,730
Real estate taxes	155,806	3,692	-	-	-	159,498
Depreciation and amortization	138,419	21,492	-	-	-	159,911
General and adminsitrative costs		-	-	-	184,484	184,484

Operating expenses	773,468	32,671	-	-	184,484	990,623

Net property operations	662,205	10,966	-	-	(184,484)	488,687

Other income	-	-	-	-	58,643	58,643
Interest expense	(417,747)	(13,485)	-	-	-	(431,232)
Minority interest	-	-	-	-	(38)	(38)
Net income (loss) applicable to common shares	$244,458	$(2,519)	$-	$-	$(125,879)	$116,060

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Retail	Multi Family	Industrial	Office	Corporate	Six Months Ended June 30, 2007

Revenues:
Rental income	$2,843,350	$3,904,188	$2,726,434	$-	$-	$9,473,972
Tenant recovery income	1,052,542	44,279	651,285	-	-	1,748,106

	3,895,891	3,948,467	3,377,719	-	-	11,222,078
Expenses:
Property operating expenses	1,257,115	1,976,227	674,173	-	-	3,907,515
Real estate taxes	448,976	451,861	306,483	-	-	1,207,320
General and adminsitrative costs	-	102,303	-	1,643,950	718,829	2,465,082
Depreciation and amortization	1,138,685	686,279	1,169,735	-	-	2,994,699

Operating expenses	2,844,776	3,216,670	2,150,391	1,643,950	718,829	10,574,616

Net property operations	1,051,116	731,797	1,227,328	(1,643,950)	(718,829)	647,461

Other income	47,957	389,866	11,084	-	433,670	882,577
Interest expense	(1,620,721)	(1,231,782)	(1,303,311)	-	-	(4,155,814)
Loss in Unconsolidated joint ventures	-	-	-	(4,189,000)		(4,189,000)
Minority interest	-	-	-	-	192	192
Net income (loss) applicable to common shares	$(521,648)	$(110,119)	$(64,899)	$(5,832,950)	$(284,967)	$(6,814,584)

Balance sheet financial data at June 30, 2007:

Real estate assets, net	$60,527,069	$41,653,113	$63,715,618	$-	$-	$165,895,800
Restricted escrows	5,672,455	1,909,173	1,422,981	-	-	9,004,609
Investment in unconsolidated joint venture	-	-	-	9,287,185	-	9,287,185
Deposits for real estate purchase	3,685,000	-	-	-	-	3,685,000
Tenant and other accounts receivable	537,402	92,638	228,804	-	293,906	1,152,750
Acquired in-place lease intangibles, net	1,274,534	-	1,237,230	-	-	2,511,764
Acquired above market lease intangibles, net	521,460	-	344,987	-	-	866,446
Deferred leasing costs, net	741,417	-	743,849	-	-	1,485,266
Deferred financing costs, net	449,982	205,830	329,488	-	-	985,300
Other assets	83,026	266,696	212,838	-	97,115	659,675
Non-segmented assets	-	-	-	-	47,181,034	47,181,034

Total Assets	$73,492,345	$44,127,450	$68,235,794	$9,287,185	$47,572,056	$242,714,829
Mortgage Payable	$54,701,452	$40,725,000	$53,025,000	$-	$-	$148,451,452

	Retail	Multi Family	Industrial	Office	Corporate	Six Months Ended June 30, 2006
Revenues:
Rental income	$946,561	$42,137	$-	$-	$-	$988,698
Tenant recovery income	501,923	1,500	-	-	-	503,423

	1,448,484	43,637	-	-	-	1,492,121
Expenses:
Property operating expenses	488,034	7,487	-	-	-	495,521
Real estate taxes	157,447	3,692	-	-	-	161,139
Depreciation and amortization	164,513	21,492	-	-	-	186,005
General and adminsitrative costs	-	-	-	-	255,688	255,688

Operating expenses	809,994	32,671	-	-	255,688	1,098,353

Net property operations	638,490	10,966	-	-	(255,688)	393,768

Other income	-	-	-	-	68,030	68,030
Interest expense	(422,411)	(13,484)	-	-	-	(435,895)
Minority interest	-	-	-	-	(4)	(4)
Net income (loss) applicable to common shares	$216,079	$(2,518)	$-	$-	$(187,662)	$25,899

Balance sheet financial data:

Real estate assets, net	$27,350,607	$43,531,906	$-	$-	$-	$70,882,513
Restricted escrows	4,986,931	1,055,769	-	-	-	6,042,700
Other assets	843,372	984,760	-	-	-	1,828,132
Non-segmented assets	-	-	-	-	3,595,864	3,595,864

Total Assets	$33,180,911	$45,572,435	$-	$-	$3,595,864	$82,349,209

Total Mortgage Payable	$27,250,000	$40,725,000	$-	$-	$-	$67,975,000

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10. Subsequent Event

On July 25, 2007, the Company paid a non-refundable deposit in the amount of $275,000 to purchase a parcel of land adjacent to the Company’s outlet center in St. Augustine, FL with the intent of expanding the center

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and its affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial and residential properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), we intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire mid-scale, extended stay lodging properties and multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. The Lightstone REIT has completed six acquisitions to date: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007.

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible. Our Sponsor currently maintains operations throughout the United States (Hawaii, South Dakota, Vermont and Wyoming excluded), the District of Columbia, Puerto Rico and Canada.

We have and will continue to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Aggregate long-term permanent borrowings in excess of 75% of the aggregate fair market value of all properties, currently exceeds 75% and was appropriately approved by a majority of the independent directors and is disclosed to our stockholders.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of June 30, 2007, cumulative gross offering proceeds of approximately $98.6 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

 Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of June 30, 2007, offering costs of $9.9 million have been substantially offset by $8.6 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $1.3 million of SLP Units subsequent to June 30, 2007.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of June 30, 2007, the Company has complied with the requirements for maintaining its REIT status.

2007 Acquisitions

Acquisition of Equity Investment in a Joint Venture

On January 4, 2007, the Lightstone REIT, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). On the same date, an indirect, wholly owned subsidiary of the Joint Venture acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Lightstone REIT or its subsidiaries. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, and as of the acquisition date, was 87.6% occupied (approximately 300 tenants) and leased by tenants primarily engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with the ground lease.

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). Incremental acquisition costs of approximately $1.7 million, representing an acquisition fee to the Advisor and legal fees for our counsel, were paid outside of the closing and included in the Lightstone REIT’s general and administrative expenses during the first quarter ended March 31, 2007.

The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. As an inducement to Lender to make the loan, Owner has agreed to provide Lender with a 35% net profit interest in the project. The loan is secured by the Sublease Interest. We plan to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. This $13.0 million initial investment was recorded at cost and will be subsequently adjusted for cash contributions and distributions and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the six months ended June 30, 2007, the Company’s results included a $4.2 million loss from investment in this unconsolidated joint venture.

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through June 30, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007

Total revenue	$9,057,643	$17,946,036

Total property expenses	6,828,599	13,120,685
Depreciation and amortization	4,398,346	8,971,494
Interest expense	2,257,441	4,402,837

Net operating loss	$(4,426,743)	$(8,548,980)

Company's share of net operating loss (49%)	$(2,169,104)	$(4,189,000)

The following table represents the condensed balance sheet for the unconsolidated joint venture as June 30, 2007:

As of June 30, 2007

Real estate, at cost (net):	$111,073,837
Intangible assets	15,436,365
Cash and Restricted cash	13,665,734
Other assets	3,196,264

Total assets	143,372,200

Mortgage note payable	106,587,419
Other liabilities	17,839,905
Members' capital	18,944,876

Total liabilities and members' capital	$143,372,200

Acquisition of Industrial and Office Portfolio

On February 1, 2007, the Lightstone REIT, through wholly owned subsidiaries of the Operating Partnership, acquired a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). As a group, the properties were 92% occupied at acquisition, and represent approximately 1.0 million leasable square feet principally suitable for flexible industrial (54%), distribution (36%) and office (10%) uses. The properties were independently appraised at $70.7 million.

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

Acquisition of Land Parcel

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of our Offering. Upon completion in January 2008, the center will be occupied by three high quality triple net tenants: Pet Smart, Office Depot and Best Buy.

The purchase and sale agreement (the “Land Agreement”) for this transaction was negotiated between Lake Jackson Crossing Limited Partnership (formerly an affiliate of the Sponsor) and Starplex Operating, LP, an unaffiliated entity (the "Land Seller"). Prior to the closing, a 99% limited partnership interest in the Lake Jackson Limited Partnership was assigned to the Operating Partnership and the membership interests in Brazos Crossing LLC (the 1% general partner of the Lake Jackson Limited Partnership) were assigned to the Lightstone REIT.

The land parcel was acquired at what represents a $2.1 million discount from the expressed $3.75 million purchase price, with such difference being subsidized and funded by a retail affiliate of the Sponsor. The sale of the land parcel was a condition of the Seller’s agreement to execute a new movie theater lease at the Sponsor affiliate’s nearby retail mall. The REIT and the Operating Partnership own a 100% fee simple interest in the land parcel and retail power center. The Sponsor’s affiliate will receive no future benefit or ownership interests from this transaction.

An application for up to $8.2 million of construction to permanent financing is underway. The interest rate on the loan is expected to be Libor plus 150 bps. The total cost of the project, inclusive of project construction, tenant incentives, leasing costs, and land is estimated at $10.2 million. Because the debt financing for the acquisition may exceed certain leverage limitations of the REIT, the Board, including all of its independent directors, will be required to approve any leverage exceptions as required by the REIT’s Articles of Incorporation.

Three tenants will occupy 100% of the property’s rentable square footage. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these major tenants:

Name of Tenant	Business Type	Square Feet Leased	Percentage of Leasable Space	Annual Rent Payments	Lease Term from Commencement	Party with Renewal Rights

Best Buy	Electronics Retailer	20,200	32.9%	$260,000	10 years	Tenant
Office Depot	Office Supplies Retailer	21,000	34.3%	$277,200	10 years	Tenant
Petsmart	Pet Supply Retailer	20,087	32.8%	$231,001	10 years	Tenant

Critical Accounting Policies

There were no changes during the three months ended June 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2006.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests (“SLP Units”) in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has received its proportional share of distributions to date, representing a 7% annualized return on the value of its SLP Units, through June 30, 2007.

Proceeds from the sale of the SLP Units are used to fund organizational and offering costs incurred by the Lightstone REIT. As of June 30, 2007, offering costs of $9.9 million have been substantially offset by $8.6 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $1.3 million of SLP Units subsequent to June 30, 2007.

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

As such, no provision for federal income taxes has been included in the Lightstone REIT consolidated financial statements as of June 30, 2007 and December 31, 2006. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

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

For the Three Months Ended June 30, 2007 vs June 30, 2006

Revenues

Total revenues increased by approximately $4.5 million to approximately $6.0 million for the three months ended June 30, 2007 compared to $1.5 million for the same period last year. Base rents increased by approximately $4.0 million primarily as a result of our the southeastern Michigan multi-family properties on June 29, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the gulf coast industrial portfolio on February 1, 2007. Tenant reimbursements increased by approximately $0.5 million, as a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007.

Total Property Expenses

Total expenses increased by $3.6 million, to approximately $4.6 million for the three months ended June 30, 2007, compared to approximately $1.0 million for the same period last year. Increases in property operating expenses ($1.4 million), real estate taxes ($0.5 million), and depreciation and amortization ($1.4 million) were primarily the result of the acquisition of the new properties on June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

General and administrative expenses

General and administrative costs increased by approximately $0.3 million to approximately $0.5 million, primarily as a result of the payment of asset management fees in the amount of $0.3 million related to the Lightstone REIT’s acquisition March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.  General and administrative expenses for the three months ended June 30, 2006 totaled $0.2 million. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.4 million for the three months ended June 30, 2007 to $1.6 million, as compared to $0.2 million at June 30, 2006 primarily due to the acquisition and financing of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Other Income

Other income increased by approximately $0.5 million due principally to $0.4 million of interest income on the short-term investment of cumulative Offering proceeds during the three-month period ended June 30, 2007, as well as approximately $0.1 million related to vending and other ancillary revenue sources at our properties.

Interest expense

 Interest expense increased approximately $1.8 million to approximately $2.3 million for the three months ended June 30, 2007, primarily as a result of the acquisition and financing of the new properties on June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Equity in loss from investment in unconsolidated joint venture

A $2.2 million loss from investment in unconsolidated joint venture for the three months ended June 30, 2007 relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. There were no investments in unconsolidated joint ventures at June 30, 2006.

Minority interest

The loss (gain) allocated to minority interests, representing approximately $1 and ($38) for the three months ended June 30, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

For the Six Months Ended June 30, 2007 vs June 30, 2006

Revenues

Total revenues increased by approximately $9.7 million to approximately $11.2 million for the six months ended June 30, 2007 compared to $1.5 million for the same period last year. Base rents increased by approximately $8.5 million primarily as a result of our acquisition of the Belz Outlets at St. Augustine, Florida on March 31, 2006,the southeastern Michigan multi-family properties on June 29, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the gulf coast industrial portfolio on February 1, 2007. Tenant reimbursements increased by approximately $1.2 million, as a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007.

Total Property Expenses

Total expenses increased by $9.5 million, to approximately $10.6 million for the six months ended June 30, 2007, compared to approximately $1.1 million for the same period last year. Increases in property operating expenses ($3.4 million), real estate taxes ($1.0 million), and depreciation and amortization ($2.8 million) were primarily the result of the acquisition of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

General and administrative expenses

General and administrative costs increased by approximately $2.2 million to approximately $2.5 million, primarily as a result of the payment of primarily as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $50,000, respectively, related to the Lightstone REIT’s investment in the sub lease interest to a ground lease of a Manhattan office building. In addition, we paid asset management fees in the amount of $0.3 million related to the Lightstone REIT’s acquisition March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.  General and administrative expenses for the six months ended June 30, 2006 totaled $0.3 million. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $2.8 million for the six months ended June 30, 2007 to $3.0 million, as compared to $0.2 million at June 30, 2006 primarily due to the acquisition and financing of the new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Other Income

Other income increased by approximately $0.8 million due principally to $0.7 million of interest income on the short-term investment of cumulative Offering proceeds during the six-month period ended June 30, 2007, as well as approximately $0.1 million related to vending and other ancillary revenue sources at our properties.

Interest expense

 Interest expense increased approximately $3.7 million for the six months ended June 30, 2007 to approximately $4.2 million, primarily as a result of the acquisition and financing of the new properties on June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Equity in loss from investment in unconsolidated joint venture

A $4.2 million loss from investment in unconsolidated joint venture for the six months ended June 30, 2007 relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. There were no investments in unconsolidated joint ventures at June 30, 2006.

Minority interest

The loss (gain) allocated to minority interests, representing approximately $192 and $(4) for the three months ended June 30, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2007, our total borrowings represented 172% of net assets.

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

Total asset management and acquisition fees of $3.7 million and approximately $0.1 million were paid to the Advisor for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $55,465 was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses.

As of June 30, 2007, we had approximately $47.2 million of cash and cash equivalents on hand and $3.7 million of refundable real estate deposits. Our cash and cash equivalents on hand resulted primarily from proceeds from our Offering.

 Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Cash flows from operating activities	$1,177,918	$192,619
Cash flows used in investing activities	(79,416,707)	(76,517,548)
Cash flows from financing activities	106,139,113	79,383,066

Cash, beginning of the period	19,280,710	205,030
Cash, end of the period	$47,181,034	$3,263,167

Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from our retail property in St. Augustine, Florida acquired in March of 2006, the four residential apartment communities we acquired in June of 2006, the Oakview Plaza in Omaha, Nebraska acquired on December 21, 2006 and the Gulf Coast industrial portfolio acquired on February 1, 2007, substantially offset by the payment of a $1.6 million acquisition fee related to our investment in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York .

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

Cash used in investing activities of $79.4 million resulted primarily from the purchases of the Gulf Coast Industrial portfolio on February 1, 2007 and the investment in the unconsolidated joint venture. as well as a $3.7 million in refundable deposit for the purchase of an industrial property in Sarasota, FL real estate and $2.1 million of funding for restricted escrows related to completed acquisitions.

Cash provided by financing activities is primarily the proceeds from mortgage financing ($53.0 million) and the proceeds from the issuance of common stock ($55.8 million).

Mortgages payable totaled approximately $148.5 million at June 30, 2007, and consisted of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$196,046	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,451,142

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operation, or cash flows. As of June 30, 2007, we had no material uncertain income tax positions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

 In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (“the Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management has not yet determined if SOP 07-1 is applicable to the Company's investments in real estate ventures and what impact, if any, the application of SOP 07-1 will have on our consolidated financial statements.

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

Mortgages payable, totaling approximately $148.5 million at June 30, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$196,046	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,451,142

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.   The fair value of our debt approximates its carrying amount at June 30, 2007.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2007, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

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

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed.  Counsel for the Lightstone REIT made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney.  Mr. Gould has filed an appeal of the decision dismissing his case which is pending.  Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

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

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities except pursuant to our sharp redemption plan. During the period from May 1, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933 (“Securities Act”), and the interpretations of the SEC. If a violation of the Section 5 of the Securities Act did in fact occur, shareholders who purchased during the Period would have a right to rescind the purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the shareholders who purchased during the Period demanded rescission within that one-year period that has since expired, we would have been obligated to repay approximately $3,525,000.  As of August 8, 2007, no shareholder has sought to rescind their purchase of our common stock as may have been permitted under Section 5 of the Securities Act.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Through June 30, 2007, we had issued approximately 10.2 million shares for gross offering proceeds of approximately $98.6 million, exclusive of 89,496 shares issued pursuant to our Dividend Reinvestment Plan as of June 30, 2007. From the effective date of our public offering through June 30, 2007, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$6,957,267	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	2,901,520
Total expenses	$9,858,787

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $8.6 million in contributions by Lightstone SLP, LLC and an additional $1.3 million o be recovered through the sale of SLP Units to an affiliate of our Sponsor, are approximately $98.6 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $98.6 million, and new mortgage debt in the amount of $148.5 million we acquired approximately $165.9 million in real estate investments (including $4.5 million in acquisition fees) and related assets. In addition we invested $13.5 million in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. Cumulatively, we have used the net offering proceeds as follows:

Type of Expenditure Amount - Actual	At June 30, 2007

Construction of plant, building and facilities	$-
Purchase of real estate interests	44,403,575
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of June 30, 2007)	-
Temporary investments (as of June 30, 2007)	43,496,034
Other uses	10,688,267
Total uses	$98,587,876

As of August 8, 2007, we have sold approximately 10.7 million shares at an aggregate offering price of $104.6 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1
Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc. ( filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Lightstone Value Plus Real Estate Investment Trust, Inc. (File No.

3.2	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 3 to the Registration Statement on March 11, 2005 and incorporated herein by reference).
4.1	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP ( filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on May 23, 2005 and incorporated herein by reference) .
4.2	Specimen Certificate for the Shares ( filed as Exhibit 4.2 to the Registration Statement on July 14, 2004 and incorporated herein by reference) .
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 10, 2007	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Michael M. Schurer
Michael M. Schurer
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)