Form 10-Q
period 2007-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2007-11-14
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, there were 12,443,274 outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
Assets	(unaudited)	(audited)
Investment property:
Land	$35,312,554	$20,141,357
Building	134,240,651	82,217,115
Construction in Progress	1,886,708	-
	171,439,913	102,358,472
Less accumulated depreciation	(4,162,517)	(1,184,590)
Net investment property	167,277,396	101,173,882

Investment in unconsolidated real estate joint venture	7,565,245	-
Cash	27,830,118	19,280,710
Marketable Securities	26,393,500	-
Restricted escrows	9,339,246	6,912,578
Deposits for purchase of real estate	13,203,195	8,435,000
Due from escrow agent	-	163,949
Tenant and other accounts receivable	1,072,984	316,232
Acquired in-place lease intangibles (net of accumulated amortization of $2,413,737 and $1,365,512, respectively)	2,235,422	1,801,678
Acquired above market lease intangibles (net of accumulated amortization of $284,821 and $75,258, respectively)	793,439	601,987
Deferred intangible leasing costs (net of accumulated amortization of $491,483 and $161,636, respectively)	1,274,681	735,079
Deferred leasing costs (net of accumulated amortization of $33,614 and $8,696, respectively)	179,177	23,359
Deferred financing costs (net of accumulated amortization of $103,688 and $26,813, respectively)	963,068	691,777
Prepaid expenses and other assets	1,154,337	571,986
Total Assets	$259,281,808	$140,708,217

Liabilities and Stockholders' Equity
Mortgage payable	$148,379,210	$95,475,000
Accounts payable and accrued expenses	4,327,153	1,980,052
Tenant allowances and deposits payable	663,190	301,970
Distributions payable	1,924,318	601,286
Prepaid rental revenues	602,081	81,020
Acquired below market lease intangibles (net of accumulated amortization of $1,613,410 and $953,435, respectively)	2,304,730	2,011,063
Due to affiliate	-	-
	158,200,682	100,450,391

Minority interest in partnership	11,428,083	4,282,122

Commitments and contingencies

Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 11,776,766 and 4,316,989 shares issued and outstanding, respectively	117,768	43,170
Additional paid-in-capital	104,104,816	38,686,993
Accumulated other comprehensive income	1,545,670	-
Accumulated distributions in addition to net loss	(16,115,211)	(2,754,459)
Total stockholder’s equity	89,653,043	35,975,704
Total Liabilities and Stockholders' Equity	$259,281,808	$140,708,217

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006

Revenues:
Rental income	$5,086,124	$2,830,537	$14,560,096	$3,819,234
Tenant recovery income	965,838	241,234	2,713,944	744,657
	6,051,962	3,071,771	17,274,040	4,563,891
Expenses:
Property operating expenses	2,330,393	1,444,232	6,237,907	1,939,753
Real estate taxes	656,626	341,211	1,863,946	502,350
General and administrative costs	399,977	322,374	2,865,059	578,062
Depreciation and amortization	1,466,833	1,030,337	4,461,532	1,216,341
	4,853,829	3,138,154	15,428,444	4,236,506
Operating (loss) income	1,198,133	(66,383)	1,845,596	327,385

Other income	880,040	303,502	1,762,617	371,532
Interest expense	(2,240,420)	(1,059,802)	(6,396,234)	(1,495,697)
Loss from investment in unconsolidated Joint Venture	(1,721,940)	-	(5,910,940)	-
Minority interest	(24)	77	168	73
Net loss applicable to common shares	$(1,884,211)	$(822,606)	$(8,698,793)	$(796,707)

Net loss per common share, basic and diluted	$(0.17)	$(0.46)	$(1.09)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	10,942,668	1,772,331	7,954,063	975,986

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Preferred Shares		Common Shares
	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Stockholders' Equity

BALANCE, December 31, 2006	-	$-	4,316,989	$43,170	$38,686,993	$-	$(2,754,459)	$35,975,704

Comprehensive Income: (Loss)

Net loss	-	-	-	-	-	-	(8,698,793)	(8,698,793)

Unrealized gain on available for sale securities	-	-	-	-	-	1,545,670	-	1,545,670

Total comprehensive income (loss)								(7,153,123)

Distributions declared						-	(4,661,959)	(4,661,959)

Proceeds from offering	-	-	7,331,306	73,313	71,168,925	-	-	71,242,238

Selling commissions and dealer manager fees	-	-	-	-	(4,769,099)	-	-	(4,769,099)

Other offering costs	-	-	-	-	(2,201,187)	-	-	(2,201,187)

Proceeds from distribution reinvestment program			128,471	1,285	1,219,184	-	-	1,220,469

BALANCE, September 30, 2007	-	$-	11,776,766	$117,768	$104,104,816	$1,545,670	$(16,115,211)	$89,653,043

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,698,793)	$(796,707)
Loss allocated to minority interests	(168)	(73)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,059,848	510,587
Amortization of deferred financing costs	76,876	15,425
Amortization of deferred leasing costs	401,684	-
Amortization of above and below-market lease intangibles	(450,412)	475,365
Net equity in loss from investment in unconsolidated joint venture	5,910,940	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(586,091)	(715,830)
Increase in tenant and other accounts receivable	(756,752)	(198,225)
Increase in tenant allowance and security deposits payable	361,220	319,856
Increase in accounts payable and accrued expenses	2,347,101	1,331,084
Increase in prepaid rents	521,061	161,270
Net cash provided by operating activities	3,186,515	1,102,752

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(62,702,844)	(70,516,814)
Purchase of marketable securities	(24,847,830)	-
Investment in unconsolidated joint venture	(13,476,185)	-
Funding of restricted escrows	(2,426,668)	(7,092,867)

Refundable deposit for investment in real estate	(13,203,195)	-
Net cash used in investing activities	(116,656,722)	(77,609,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	53,025,000	67,975,000
Mortgage payments	(120,790)	-
Payment of loan fees and expenses	(348,167)	(425,302)
Proceeds from issuance of common stock	71,242,238	24,334,879
Proceeds from issuance of special general partnership units	7,146,129	2,453,487
Payment of offering costs	(6,970,286)	(2,227,521)
Decrease in amounts due from escrow agent	-	(1,051,202)
Decrease in amounts due to affiliates, net	-	(40,687)
Due from escrow agent	163,949	-
Distributions paid	(2,118,457)	(113,478)
Net cash provided by financing activities	122,019,616	90,905,176

Net change in cash	8,549,408	14,398,247
Cash, beginning of period	19,280,710	205,030
Cash, end of period	$27,830,118	$14,603,277

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,139,799	$1,254,025
Dividends declared	$4,661,959	$-
Unrealized gain on available for sale securities	$1,545,670	$-

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

As of September 30, 2007, cumulative gross offering proceeds of approximately $114.4 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of September 30, 2007, offering costs of $11.6 million have been substantially offset by $11.4 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to September 30, 2007.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through September 30, 2007, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% threshold (approximately $0 at September 30, 2007) will only be reimbursed to the Advisor as additional offering proceeds are received by the Company.

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Primarily all such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center and raw land in Omaha, Nebraska and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). In addition, the Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY and has purchased a land parcel in Lake Jackson, TX on which it has begun the development of a retail power center. All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of September 30, 2007, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Marketable Securities

Our marketable securities consist of equity securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. Marketable securities with original maturities greater than three months and less than one year are classified as short-term; otherwise they are classified as long-term. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company to from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was $69,728 and $3,047 at September 30, 2007 and December 31, 2006, respectively.

Investment in Real Estate

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are generally capitalized. Fees incurred in the acquisition of joint venture interest are expensed as incurred.

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with SFAS No. 141, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms ranging from one month to approximately 11 years. Optional renewal periods are not considered.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through September 30, 2007. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through September 30, 2007, the Company has complied with the requirements for maintaining its REIT status.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of September 30, 2007, the Company had no material uncertain income tax positions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Through September 30, 2007, the Advisor has advanced approximately $11.4 million to the Company for offering costs, including commission and dealer manager fees, and the Company has directly funded an additional $0.2 million of offering costs pending further advances from the Advisor which has been subsequently repaid. Based on gross proceeds of approximately $114.4 million from its public offering as of September 30, 2007, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $9.2 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $2.2 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the fixed-rate mortgage debt and unsecured notes as of September 30, 2007 approximated the book value of approximately $148.4 million. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a market rate.

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

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company does not have any options and warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management has not yet determined if SOP 07-1 is applicable to the Company's investments in real estate ventures and what impact, if any, the application of SOP 07-1 will have on our consolidated financial statements. This statement is effective for financial statements issued for fiscal yeas beginning after December 15, 2007, and interim periods within those fiscal years.

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

In-place rents, net of rent concessions, and occupancy for the property for permanent tenants at September 30, 2007 was as follows:

In place rents, net annualized	$2.7 million

Occupancy percentage	62.15%

The Company has also temporarily leased 34% of the property. The Company plans to begin the redevelopment and expansion of this center after the acquisition of the adjacent land is completed. The Company is in the process of finalizing its development plan and has incurred approximately $0.1 million in pre development costs to date, which are included in construction in progress as of September 30, 2007.

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

In-place rents, net of rent concessions, and average occupancy for the four properties at September 30, 2007 was as follows:

In place rents, net annualized	$8.6 million

Occupancy percentage	94.3%

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

In-place rents, net of rent concessions, and occupancy for the property at September 30, 2007 was as follows:

In place rents, net	$2.4 million

Occupancy percentage	97.10%

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. As an inducement to Lender to make the loan, Owner has agreed to provide Lender with a 35% net profit interest in the project.   In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The acquisition and legal fees were charged to expense by the Company during the first quarter of 2007, and are included in general and administrative expenses for the nine months ended September 30, 2007.

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the nine months ended September 30, 2007, the Company’s results included a $5.9 million loss from investment in this unconsolidated joint venture, resulting in a net investment balance of approximately $7.6 million as of September 30, 2007. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $21.3 million are available to fund these improvements.

In-place rents, net of rent concessions, and average occupancy for the property at September 30, 2007 was as follows:

In place rents, net	$36.2 million

Occupancy percentage	89.9%

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(unaudited)	(unaudited)

Total revenue	$9,719,506	$27,665,542

Total property expenses	6,944,157	20,064,841
Depreciation and amortization	3,978,760	12,950,254
Interest expense	2,310,755	6,713,591

Net operating loss	$(3,514,166)	$(12,063,144)

Company's share of net operating loss (49%)	$(1,721,940)	$(5,910,940)

The following table represents the condensed balance sheet for the unconsolidated joint venture as of September 30, 2007:

As of September 30, 2007
(unaudited)

Real estate, at cost (net):	$111,005,943
Intangible assets	13,502,429
Cash and restricted cash	13,088,435
Other assets	5,027,762

Total assets	$142,234,910

Mortgage note payable	$108,364,535
Other liabilities	18,439,664
Members' capital	15,430,711

Total liabilities and members' capital	$142,234,910

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

In-place rents, net of rent concessions, and occupancy for the properties at September 30, 2007 were as follows:

In place rents, net	$6.3 million

Occupancy percentage	92.9%

Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of the Company’s offering. Upon completion in January 2008, the center will be occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

The purchase and sale agreement (the “Land Agreement”) for this transaction was negotiated between Lake Jackson Crossing Limited Partnership (formerly an affiliate of the Sponsor) and Starplex Operating, LP, an unaffiliated entity (the "Land Seller"). Prior to the closing, a 99% limited partnership interest in the Lake Jackson Limited Partnership was assigned to the Operating Partnership and the membership interests in Brazos Crossing LLC (the 1% general partner of the Lake Jackson Limited Partnership) were assigned to the Company.

The land parcel was acquired at what represents a $2.1 million discount from the expressed $3.75 million purchase price, with such difference being subsidized and funded by a retail affiliate of the Sponsor. The sale of the land parcel was a condition of the Seller’s agreement to execute a new movie theater lease at the Sponsor affiliate’s nearby retail mall. The Company owns a 100% fee simple interest in the land parcel and retail power center. The Sponsor’s affiliate will receive no future benefit or ownership interests from this transaction.

An application for up to $8.2 million of construction to permanent financing is underway. The interest rate on the loan is expected to be Libor plus 150 basis points. The total cost of the project, inclusive of project construction, tenant incentives, leasing costs, and land is estimated at $10.2 million. Because the debt financing for the acquisition may exceed certain leverage limitations of the REIT, the Board, including all of its independent directors has approved any leverage exceptions as required by the Company’s Articles of Incorporation.

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

As of September 30, 2007, the approximate fixed future minimum rentals from the Company’s commercial real estate properties, excluding Brazos Crossing which is not yet opened, are as follows:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Minimum Rents	$2,753,872	$10,136,827	$7,939,085	$4,753,383	$3,095,920	$1,978,572	$30,657,659

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the nine months ended September 30, 2007 and September 30, 2006, respectively, as if the above described acquisitions and equity investments had occurred at January 1, 2006. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the nine months ended September 30, 2007 and September 30, 2006, respectively, or for any future period.

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Real estate revenues	$17,983,937	$18,220,318
Equity in loss from investment in unconsolidated joint venture	(5,910,940)	(7,366,964)
Net loss	(8,687,359)	(9,713,570)
Basic and diluted loss per share	$(1.09)	$(1.86)

4.  Mortgages Payable

Mortgages payable, totaling approximately $148.4 million at September 30, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$124,114	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,379,210

Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Advisor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine, Florida property, the payment of losses that the lender (“Wachovia”) may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to the Guarantor under the guaranty regardless of whether Wachovia has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by Wachovia, Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

Pursuant to the Company’s loan agreements, escrows in the amount of $9.3 million were held in restricted escrow accounts at September 30, 2007. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

5.  Intangible Assets

At September 30, 2007, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s unaudited intangible assets as of September 30, 2007 and December 31, 2006:

	At September 30, 2007			At December 31, 2006

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$4,649,159	$(2,413,737)	$2,235,422	$3,167,190	$(1,365,512)	$1,801,678

Acquired above market lease intangibles	1,078,260	(284,821)	793,439	677,245	(75,258)	601,987

Acquired leasing costs	1,766,164	(491,483)	1,274,681	896,715	(161,636)	735,079

Acquired below market lease intangibles	3,918,140	(1,613,410)	2,304,730	2,964,498	(953,435)	2,011,063

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the unaudited amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2007:

Amortization of:	Balance of 2007	2008	2009	2010	2011	Thereafter	Total

Acquired above market lease value	$78,789	$270,682	$206,755	$97,974	$53,943	$85,297	$793,439

Acquired below market lease value	(237,227)	(792,375)	(578,214)	(282,515)	(137,611)	(276,788)	(2,304,730)

Projected future net rental income decrease	$(158,438)	$(521,693)	$(371,459)	$(184,541)	$(83,668)	$(191,491)	$(1,511,290)

Acquired in-place lease intangibles	$253,129	$812,091	$520,941	$228,538	$113,896	$306,827	$2,235,422

Amortization expense related to in place leases was $0.3 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to in place leases was $1.0 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense related to leasing costs was $15,162 and $1,080 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to leasing costs was $30,191 and $1,080 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense related to above and below market leases was $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to above and below market leases was $0.5 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization related to above and below market leases is included in rental revenues for all periods presented.

6. Distributions Payable

On August 9, 2007, the Company declared a dividend for the three-month period ending September 30, 2007. The dividend was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The September 30, 2007 dividend was paid in full in October 2007 using a combination of cash ($1.2 million) and 78,116 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share, which totaled ($0.7 million). The amount of dividends distributed to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

7. Deposit for Real Estate Purchase

At September 30, 2007, the Company recorded $13.2 million as a refundable deposit for real estate purchases, of which $12.4 million related to an option agreement to enter into a joint venture to purchase an industrial building in Sarasota, FL., $0.3 million related to the purchase of the additional parcel of land adjacent to our St. Augustine property in October 2007 (See Note 11), and $0.5 million related to the purchase of two hotel properties in Texas in October 2007 (see Note 11). At December 31, 2006, the Company recorded $8.4 million as a refundable deposit for two real estate transactions that subsequently closed in the first quarter. Deposits for real estate will be returned to the Company upon the conclusion of its due diligence where such properties are deemed infeasible for acquisition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8. Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of September 30, 2007 and December 31, 2006, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 11.8 million and 4.3 million shares of common stock outstanding as of September 30, 2007 and December 31, 2006, respectively.

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006 and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The September 30, 2007 dividend was paid in full in October 2007 using a combination of cash ($1.2 million) and 78,116 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share, which totaled ($0.7 million). On September 24, 2007, the Company declared a dividend for the three-month period ending December 31, 2007. The dividend will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

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

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Lightstone REIT anticipates that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Fees	Amount
Property Management - Residential/Retail
Lightstone REIT may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management - Office/Industrial
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

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.55% of the Lightstone REIT’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceeding quarter.

Fees	Amount
Reimbursement of
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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. A distribution of $0.2 million were declared and paid during the three months ended September 30, 2007. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through September 30, 2007, totaled $0.5 million, and will always be subordinated until stockholders receive a stated preferred return, as described below:

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

Total asset management and acquisition fees of $3.9 million and approximately $2.0 million were paid to the Advisor for the three months ended September 30, 2007 and 2006, respectively. Total asset management and acquisition fees of $11.1 million and $2.8 million were paid to the Advisor for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, $0.3 was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses; $0.2 million was due to the Advisor for asset management fees.

In July of 2007, the Company purchased a $16.0 million certificate of deposit with an affiliate of the Advisor. The certificate of deposit matured in less than three months, and earned interest at 10 percent. The Company redeemed the certificate of deposit in September of 2007, and has included $0.3 million in interest income from this investment.

10. Segment Information

The Company currently operates in five business segments as of September 30, 2007: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate (iv) office real estate and (v) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the nine months ended September 30, 2007 and 2006 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2007 and September 30, 2006. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

    Selected results of operations for the three and nine months ended September 30, 2007 and 2006, respectively and selected asset information as of September 30, 2007 and 2006 regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended September 30, 2007
Revenues:
Rental income	$1,506,763	$1,954,003	$1,625,358	$-	$-	$-	$5,086,124
Tenant recovery income	531,587	18,778	415,473	-	-	-	965,838

	2,038,350	1,972,781	2,040,831	-	-	-	6,051,962
Expenses:
Property operating expenses	676,681	957,250	696,462	-	-	-	2,330,393
Real estate taxes	241,219	231,469	183,938	-	-	-	656,626
General and adminsitrative costs	60	66,906	5,903	-	-	327,108	399,977
Depreciation and amortization	545,372	222,542	698,919	-	-	-	1,466,833

Operating expenses	1,463,332	1,478,167	1,585,222	-	-	327,108	4,853,829

Net property operations	575,018	494,614	455,609	-	-	(327,108)	1,198,133

Other income	41,538	207,609	2,253	-	-	628,640	880,040
Interest expense	(815,807)	(626,004)	(798,609)	-	-	-	(2,240,420)
Loss in Unconsolidated joint ventures	-	-	-	-	(1,721,940)	-	(1,721,940)
Minority interest	-	-	-	-	-	(24)	(24)
Net income(loss) applicable to common shares	$(199,251)	$76,219	$(340,747)	$-	$(1,721,940)	$301,508	$(1,884,211)

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended September 30, 2006
Revenues:
Rental income	$868,958	$1,961,579	$-	$-	$-	$-	$2,830,537
Tenant recovery income	242,734	(1,500)	-	-	-	-	241,234

	1,111,692	1,960,079	-	-	-	-	3,071,771
Expenses:
Property operating expenses	574,325	869,907	-	-	-	-	1,444,232
Real estate taxes	155,952	185,259	-	-	-	-	341,211
Depreciation and amortization	154,413	875,924	-	-	-	-	1,030,337
General and adminsitrative costs	-	-	-	-	-	322,374	322,374

Operating expenses	884,690	1,931,090	-	-	-	322,374	3,138,154

Net property operations	227,002	28,989	-	-	-	(322,374)	(66,383)

Other income	92,914	110,496	-	-	-	100,092	303,502
Interest expense	(433,825)	(625,977)	-	-	-	-	(1,059,802)
Minority interest	-	-	-	-	-	77	77
Net income(loss) applicable to common shares	$(113,909)	$(486,492)	$-	$-	$-	$(222,205)	$(822,606)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Nine Months Ended September 30, 2007

Revenues:
Rental income	$4,350,112	$5,858,191	$4,351,793	$-	$-	$-	$14,560,096
Tenant recovery income	1,584,129	63,058	1,066,758	-	-	-	2,713,944

	5,934,241	5,921,248	5,418,551	-	-	-	17,274,040
Expenses:
Property operating expenses	1,933,796	2,933,476	1,370,635	-	-	-	6,237,907
Real estate taxes	690,195	683,329	490,421	-	-	-	1,863,946
General and adminsitrative costs	60	169,209	5,903		1,643,950	1,045,937	2,865,059
Depreciation and amortization	1,684,057	908,821	1,868,653	-	-	-	4,461,532

Operating expenses	4,308,107	4,694,836	3,735,613	-	1,643,950	1,045,937	15,428,444

Net property operations	1,626,134	1,226,413	1,682,938	-	(1,643,950)	(1,045,937)	1,845,596

Other income	89,496	597,475	13,337	-	-	1,062,310	1,762,617
Interest expense	(2,436,527)	(1,857,787)	(2,101,920)	-	-	-	(6,396,234)
Loss in Unconsolidated joint ventures	-	-	-		(5,910,940)		(5,910,940)
Minority interest	-	-	-	-	-	168	168
Net income applicable to common shares	$(720,898)	$(33,900)	$(405,645)	$-	$(7,554,890)	$16,541	$(8,698,793)

Balance sheet financial data at September 30, 2007:

Real estate assets, net	$62,225,181	$41,564,402	$63,487,813	$-	$-	$-	$167,277,396
Restricted escrows	5,920,605	1,654,165	1,764,476	-	-	-	9,339,246

Investment in unconsolidated joint venture	-	-	-	-	7,565,245	-	7,565,245
Deposit for real estate purchase	275,000	-	12,428,195	500,000	-	-	13,203,195

Tenant and other accounts receivable	669,463	146,095	214,855	-	-	42,571	1,072,984

Acquired in-place lease intangibles, net	1,174,800	-	1,060,622	-	-	-	2,235,422

Acquired above market lease intangibles, net	483,663	-	309,776	-	-	-	793,439
Deferred leasing costs, net	712,904	-	740,954	-	-	-	1,453,858
Deferred financing costs, net	442,063	200,112	320,893	-	-	-	963,068
Other assets	68,654	695,855	153,556	-	-	236,272	1,154,337
Non-segmented assets	-	-	-	-	-	54,223,618	54,223,618

Total Assets	$71,972,333	$44,260,629	$80,481,140	$500,000	$7,565,245	$54,502,461	$259,281,808

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Nine Months Ended September 30, 2006
Revenues:
Rental income	$1,815,518	$2,003,716	$-	$-	$-	$-	$3,819,234
Tenant recovery income	744,657	-	-	-	-	-	744,657

	2,560,175	2,003,716	-	-	-	-	4,563,891
Expenses:
Property operating expenses	1,062,359	877,394	-	-	-	-	1,939,753
Real estate taxes	313,399	188,951	-	-	-	-	502,350
Depreciation and amortization	318,925	897,416	-	-	-	-	1,216,341
General and adminsitrative costs	-	-	-	-	-	578,062	578,062

Operating expenses	1,694,683	1,963,761	-	-	-	578,062	4,236,506

Net property operations	865,492	39,955	-	-	-	(578,062)	327,385

Other income	92,915	110,496	-	-	-	168,121	371,532
Interest expense	(856,236)	(639,461)	-	-	-	-	(1,495,697)
Minority interest	-	-	-	-	-	73	73
Net income applicable to common shares	$102,171	$(489,010)	$-	$-	$-	$(409,868)	$(796,707)

Balance sheet financial data:

Real estate assets, net	$27,002,132	$42,154,182	$-	$-	$-	$-	$69,156,314
Restricted escrows	5,261,449	1,331,418	-	-	-	500,000	7,092,867
Tenant and other accounts receivable	158,182	40,043	-	-	-	-	198,225
Acquired in-place lease intangibles, net	190,281	544,263	-	-	-	-	734,544
Deferred financing costs, net	186,895	222,982	-	-	-	-	409,877
Other assets	96,954	571,742	-	-	-	46,636	715,333
Non-segmented assets	-	-				15,654,479	15,654,479

Total Assets	$32,895,893	$44,864,630	$-	$-	$-	$16,201,115	$93,961,639

11. Subsequent Events

 St. Augustine - Land Acquisition

On October 2, 2007, the Company closed on the acquisition of an 8.5-acre parcel of undeveloped land for $2.75 million, which is intended to be used for further development of the adjacent Belz Outlet mall, owned by the Registrant. Development rights to the land parcel are to be purchased at an additional cost of $1.3 million. The Company currently expects to complete the planned renovation and expansion of the center, of approximately 65,000 square feet, during the second quarter of 2009. The cost for the renovation and expansion of the outlet mall is expected to approximate $28 million. Numerous established retail brands have expressed interest in establishing a presence in the expanded and renovated outlet mall.

Camden Apartment Communities

On October 15, 2007, the Company, as general partner of our operating partnership, entered into an Improved Commercial Property Earnest Money Contract with Camden Operating, L.P., a Delaware Limited Partnership (the “Earnest Money Contract”) for the acquisition of five apartment communities (the “Camden Properties”) located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties) for a purchase price of $97.35 million exclusive of transaction costs and financing fees (the “Camden Transaction”).

Pursuant to the Earnest Money Contract, we made an initial earnest money deposit of $2.0 million, to be held in escrow pending a successful closing of the Camden Transaction. The escrow amount shall be applied to the purchase price due and payable at such closing. The Camden Properties, built between 1980 and 1987, are comprised of 1,576 apartment units, in the aggregate, contain a total of 1,124,249 net rentable square feet, and were approximately 94% occupied as of October 12, 2007.

Although the Company believes that the acquisition of the Camden Properties is probable and expects to acquire the Camden Properties on November 16, 2007, provided that the Company has completed our due diligence review of the properties to our satisfaction. There can be no assurances that this acquisition will be consummated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Houston Extended Stay Hotels

On October 17, 2007, the Company, through TLG Hotel Acquisitions LLC, a wholly owned subsidiary of our operating partnership (together with such subsidiary, the “Houston Partnership”), acquired two hotels located in Houston, TX (the “Katy Hotel”) and Sugar Land, TX (the “Sugar Land Hotel” and together with the Katy Hotel, the “Hotels”) from Morning View Hotels - Katy, LP, Morning View Hotels - Sugar Land, LP and Point of Southwest Gardens, Ltd., pursuant to an Asset Purchase and Sale Agreement. The seller is not an affiliate of the Company or its subsidiaries.

Prior to the acquisition of the Hotels, our board of directors expanded the Company’s eligible investments to include the acquisition, holding and disposition of hotels (primarily extended stay hotels). The reasons for such change include the expertise of our sponsor who acquired the Extended Stay Hotels group of companies (“ESH”) and control of its management company (HVM L.L.C.) which operates 684 extended stay hotels. The ability to draw upon their expertise, the intense competition in the real estate market for all types of assets and the ability to better diversify the Company’s portfolio, caused our board of directors to review the Company’s investment objectives and expand them to include lodging facilities.

The Hotels were recently remodeled by the previous owner; however the Company intends to make a $2.8 million dollar investment in capital expenditures to convert the Hotels to Extended Stay Deluxe (“ESD”) brand properties. The ESD brand is under license from an affiliate within the Extended Stay Hotels group of companies. The Company expects these additional renovations to be conducted over a 1-year period and will include implementing ESD’s national reservation system, new carpeting, new paint, new signage, exterior façade improvements, re-striping parking lot, guest room upgrades, landscaping and constructing pools.

The acquisition price for the Hotels was $16 million inclusive of closing costs. In connection with the transaction, the Company’s advisor received an acquisition fee equal to 2.75% of the contract price ($15.2 million), or approximately $0.4 million.

The acquisition was funded through a combination of $6.0 million in offering proceeds and approximately $10 million in loan proceeds from a floating rate mortgage loan secured by the Hotels.

The Company has established a taxable REIT subsidiary, LVP Acquisitions Corp. (“LVP Corp”), which has entered into operating lease agreements with each of the Katy Hotel and the Sugar Land Hotel, respectively, and LVP Corp. has entered into management agreements with HVM L.L.C., a controlled affiliate of our sponsor, for the management of the hotels.

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which includes up to an additional $2.8 million of renovation proceeds which will be borrowed as the renovation proceeds.

The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan will mature on October 16, 2008, subject to the 6-month extension option described above, at which time payment of the entire principal balance, together with all accrued and unpaid interest and all other amounts payable thereunder will be due. The mortgage loan will be secured by the Hotels and will be non-recourse to the Registrant.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In connection with the Loan, the Registrant guaranteed the complete performance of the Houston Borrowers’ obligations with respect to the renovations and certain other customary guarantees.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), we intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire mid-scale, extended stay lodging properties and multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. As of September 30, 2007, Lightstone REIT has completed six acquisitions as of September 30, 2007: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of September 30, 2007, cumulative gross offering proceeds of approximately $114.4   million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

 Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of September 30, 2007, offering costs of $11.6 million have been substantially offset by $11.4 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to September 30, 2007.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of September 30, 2007, the Company has complied with the requirements for maintaining its REIT status.

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. This $13.0 million initial investment was recorded at cost and will be subsequently adjusted for cash contributions and distributions and the Company’s share of earnings and losses. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the nine months ended September 30, 2007, the Company’s results included a $5.9 million loss from investment in this unconsolidated joint venture.

The following table represents the unaudited condensed income statement for the unconsolidated joint venture for the period from January 4, 2007 through September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Total revenue	$9,719,506	$27,665,542

Total property expenses	6,944,157	20,064,841
Depreciation and amortization	3,978,760	12,950,254
Interest expense	2,310,755	6,713,591

Net operating loss	$(3,514,166)	$(12,063,144)

Company's share of net operating loss (49%)	$(1,721,940)	$(5,910,940)

The following table represents the unaudited condensed balance sheet for the unconsolidated joint venture as of September 30, 2007:

As of September 30, 2007

Real estate, at cost (net):	$111,005,943
Intangible assets	13,112,770
Cash and restricted cash	13,088,435
Other assets	5,027,762

Total assets	$142,234,910

Mortgage note payable	108,364,535
Other liabilities	18,439,664
Members' capital	15,430,711

Total liabilities and members' capital	$142,234,910

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

Acquisition of Land Parcel

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0-acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of our Offering. Upon completion in January 2008, the center will be occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

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

Three tenants will occupy 100% of the property’s rentable square footage. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these major tenants:

Name of Tenant	BusinessType	Square Feet Leased	Percentage of Leasable Space	Annual Rent Payments	Lease Term from Commencement	Party with Renewal Rights

Best Buy	Electronics Retailer	20,200	32.9%	$ 260,000	10 years	Tenant
Office Depot	Office Supplies Retailer	21,000	34.3%	$ 277,200	10 years	Tenant
Petsmart	Pet Supply Retailer	20,087	32.8%	$ 231,001	10 years	Tenant

St. Augustine - Land Acquisition

On October 2, 2007, the Company closed on the acquisition of an 8.5-acre parcel of undeveloped land for $2.75 million, which is intended to be used for further development of the adjacent Belz Outlet mall, owned by the Registrant. Development rights to the land parcel are to be purchased at an additional cost of $1.3 million. The Company currently expects to complete the planned renovation and expansion of the center, of approximately 65,000 square feet, during the second quarter of 2009. The cost for the renovation and expansion of the outlet mall is expected to approximate $28 million. Numerous established retail brands have expressed interest in establishing a presence in the expanded and renovated outlet mall.

Houston Extended Stay Hotels

On October 17, 2007, the Company, through TLG Hotel Acquisitions LLC, a wholly owned subsidiary of our operating partnership (together with such subsidiary, the “Houston Partnership”), acquired two hotels located in Houston, TX (the “Katy Hotel”) and Sugar Land, TX (the “Sugar Land Hotel” and together with the Katy Hotel, the “Hotels”) from Morning View Hotels - Katy, LP, Morning View Hotels - Sugar Land, LP and Point of Southwest Gardens, Ltd., pursuant to an Asset Purchase and Sale Agreement. The seller is not an affiliate of the Company or its subsidiaries.

Prior to the acquisition of the Hotels, our board of directors expanded the Company’s eligible investments to include the acquisition, holding and disposition of hotels (primarily extended stay hotels). The reasons for such change include the expertise of our sponsor who acquired the Extended Stay Hotels group of companies (“ESH”) and control of its management company (HVM L.L.C.) which operates 684 extended stay hotels. The ability to draw upon their expertise, the intense competition in the real estate market for all types of assets and the ability to better diversify the Company’s portfolio, caused our board of directors to review the Company’s investment objectives and expand them to include lodging facilities.

The Hotels were recently remodeled by the previous owner, however the Company intends to make a $2.8 million dollar investment in capital expenditures to convert the Hotels to Extended Stay Deluxe (“ESD”) brand properties. The ESD brand is under license from an affiliate within the Extended Stay Hotels group of companies. Extended Stay Hotels group of companies The Company expects these additional renovations to be conducted over a 1-year period and will include implementing ESD’s national reservation system, new carpeting, new paint, new signage, exterior façade improvements, re-striping parking lot, guest room upgrades, landscaping and constructing pools.

The acquisition price for the Hotels was $16 million inclusive of closing costs. In connection with the transaction, the Company’s advisor received an acquisition fee equal to 2.75% of the contract price ($15.2 million), or approximately $0.4 million.

The acquisition was funded through a combination of $6.0 million in offering proceeds and approximately $10 million in loan proceeds from a floating rate mortgage loan secured by the Hotels.

The Company has established a taxable subsidiary, LVP Acquisitions Corp. (“LVP Corp”), which has entered into operating lease agreements with each of the Katy Hotel and the Sugar Land Hotel, respectively, and LVP Corp. has entered into management agreements with HVM L.L.C., a controlled affiliate of our sponsor, for the management of the hotels.

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which includes up to an additional $2.8 million of renovation proceeds which will be borrowed as the renovation proceeds.

The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan will mature on October 16, 2008, subject to the 6-month extension option described above, at which time payment of the entire principal balance, together with all accrued and unpaid interest and all other amounts payable thereunder will be due. The mortgage loan will be secured by the Hotels and will be non-recourse to the Registrant.

In connection with the Loan, the Registrant guaranteed the complete performance of the Houston Borrowers’ obligations with respect to the renovations and certain other customary guarantees.

Critical Accounting Policies

There were no changes during the nine months ended September 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2006.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Lightstone REIT are expensed as incurred. Such fees include acquisition fees associated with the purchase of a joint venture interest; asset management fees paid to our Advisor and property management fees paid to our Property Manager.
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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and advises us that it intends to continue to purchase special general partner interests (“SLP Units”) in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has received its proportional share of distributions to date; representing a 7% annualized return on the value of its SLP Units, through September 30, 2007.

Proceeds from the sale of the SLP Units are used to fund organizational and offering costs incurred by the Lightstone REIT. As of September 30, 2007, offering costs of $11.6 million have been substantially offset by $11.4 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to September 30, 2007.

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

As such, no provision for federal income taxes has been included in the Lightstone REIT consolidated financial statements as of September 30, 2007 and December 31, 2006. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

Results of Operations

 We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. Additionally, we acquired our first property, the Belz Outlets at St. Augustine, Florida, on March 31, 2006. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

For the Three Months Ended September 30, 2007 vs September 30, 2006

Revenues

Total revenues increased by approximately $3.0 million to approximately $6.1 million for the three months ended September 30, 2007 compared to $3.1 million  for the same period last year. Base rents increased by approximately $2.3 million primarily as a result of our acquisition of the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the gulf coast industrial portfolio on February 1, 2007. Tenant reimbursements increased by approximately $0.8 million, to approximately $1.0 million for the three months ended September 30, 2007, as compared to $0.2 million for the same period in the prior year. The increase was a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007.

Total Property Expenses

Total expenses increased by $0.9 million, to approximately $2.3 million for the three months ended September 30, 2007, compared to approximately $1.5 million for the same period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties on December 21, 2006 and February 1, 2007, respectively.

Real Estate Taxes

Total real estate taxes increased by $0.4 million, to approximately $0.7 million for the three months ended September 30, 2007, compared to approximately $0.3 million for the same period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties on December 21, 2006 and February 1, 2007, respectively.

General and administrative expenses

General and administrative costs increased by approximately $0.1 million to approximately $0.4   million, primarily as a result of asset management fees in the amount of $0.2 million paid to the Advisor related to the Lightstone REIT’s assets at September 30, 2007.  General and administrative expenses for the three months ended September 30, 2006 totaled $0.3 million, and included approximately $0.1 million of asset management fees recorded under our asset management agreement with the Advisor. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.5 million for the three months ended September 30, 2007 to $1.5 million, as compared to $1.0 million at September 30, 2006 primarily due to the acquisition and financing of new properties on December 21, 2006 and February 1, 2007, respectively.

Other Income

Other income increased by approximately $0.6 million due principally to $0.5 million of interest income on the short-term investment of Cumulative Offering proceeds during the three-month period ended September 30, 2007, as well as approximately $0.1 million related to vending and other ancillary revenue sources at our properties.

Interest expense

 Interest expense increased approximately $1.2 million to approximately $2.2 million for the three months ended September 30, 2007, primarily as a result of the acquisition and financing of new properties on December 21, 2006 and February 1, 2007, respectively.

Equity in loss from investment in unconsolidated joint venture

A $1.7 million loss from investment in unconsolidated joint venture for the three months ended September 30, 2007 relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. There were no investments in unconsolidated joint ventures at September 30, 2006.

Minority interest

The (loss) gain allocated to minority interests, representing approximately $(24) and $77 for the three months ended September 30, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

For the Nine Months Ended September 30, 2007 vs September 30, 2006

Revenues

Total revenues increased by approximately $12.7 million to approximately $17.3 million for the nine months ended September 30, 2007 compared to $4.6 million   for the same period last year. Base rents increased by approximately $10.7 million primarily as a result of our acquisition of the Belz Outlets at St. Augustine, Florida on March 31, 2006,the southeastern Michigan multi-family properties on June 29, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the gulf coast industrial portfolio on February 1, 2007. Tenant reimbursements increased by approximately $2.0 million, as a result of our acquiring the Belz Outlets at St. Augustine, Florida on March 31, 2006, the Oakview Plaza in Omaha, Nebraska on December 21, 2006 and the Gulf Coast industrial portfolio on February 1, 2007.

Property Operating Expenses

Total expenses increased by $4.2 million, to approximately $6.2 million for the nine months ended September 30, 2007, compared to approximately $2.0 million for the same period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Real Estate Taxes

Total real estate taxes increased by $1.4 million, to approximately $1.9 million for the nine months ended September 30, 2007, compared to approximately $0.5 million for the same period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

General and administrative expenses

General and administrative costs increased by approximately $2.3 million to approximately $2.9 million, primarily as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $50,000, respectively, related to the Lightstone REIT’s investment in the sub lease interest to a ground lease of a Manhattan office building. In addition, we incurred asset management fees in the amount of $0.5 million related to the Lightstone REIT’s assets at September 30, 2007. General and administrative expenses for the nine months ended September 30, 2006 totaled $0.6 million. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $3.3 million for the nine months ended September 30, 2007 to $4.5 million, as compared to $1.2 million at September 30, 2006 primarily due to the acquisition and financing of the properties on March 31, 2006, June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Other Income

Other income increased by approximately $1.4 million due principally to $1.1 million of interest income on the short-term investment of cumulative Offering proceeds during the nine-month period ended September 30, 2007, as well as approximately $0.3 million related to vending and other ancillary revenue sources at our properties.

Interest expense

 Interest expense increased approximately $4.9 million for the nine months ended September 30, 2007 to approximately $6.4 million, primarily as a result of the acquisition and financing of new properties on June 29, 2006, December 21, 2006 and February 1, 2007, respectively.

Equity in loss from investment in unconsolidated joint venture

A $5.9 million loss from investment in unconsolidated joint venture for the nine months ended September 30, 2007 relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. There were no investments in unconsolidated joint ventures at September 30, 2006.

Minority interest

The loss allocated to minority interests, representing approximately $168 and $73 for the nine months ended September 30, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

We intend that rental revenue will be the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that our cash flow from operating activities is insufficient to finance non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, we are dependent upon the net proceeds to be received from our public offering and debt offerings to conduct such proposed activities. We have financed and expect to continue to finance such activities through debt and equity financings. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

We expect to meet our short-term liquidity requirements generally through funds received in our public offering, working capital, and net cash provided by operating activities. We frequently examine potential property acquisitions and development projects and, at any given time, one or more acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of our liquidity requirements. We expect to meet our financing requirements through funds generated from our public offering and long-term and short-term borrowings.

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

We currently have $148.4 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets. In the absence of a satisfactory showing that a higher level is appropriate the approval of our board of directors is required, and subsequent disclosure is made to our stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2007, our total borrowings represented 151% of net assets.

Borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms, and construction loans will typically require a recourse guarantee. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms depending upon our needs at the time and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to avoid the imposition of a transfer tax upon a transfer of such properties to us.

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

Total asset management and acquisition fees of $3.9 million and approximately $2.0 million were paid to the Advisor for the three months ended September 30, 2007 and 2006, respectively. Total asset management and acquisition fees of $11.1 million and $2.8 million were paid to the Advisor for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, $0.3 million was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses; $0.2 million was due to the Advisor for asset management fees.

As of September 30, 2007, we had approximately $27.8 million of cash and cash equivalents on hand, $26.4 million of marketable securities and $13.2 million of refundable real estate deposits. Our cash and cash equivalents on hand and marketable securities resulted primarily from proceeds from our Offering.

  Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Cash flows from operating activities	$3,186,515	$1,102,752
Cash flows used in investing activities	(116,656,722)	(77,609,681)
Cash flows from financing activities	122,019,616	90,905,176
Net change in cash	8,549,408	14,398,247

Cash, beginning of the period	19,280,710	205,030
Cash, end of the period	$27,830,118	$14,603,277

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

Cash used in investing activities of $116.4 million resulted primarily from the purchases of the Gulf Coast Industrial portfolio on February 1, 2007 and the investment in the unconsolidated joint venture, as well as a $12.4 million in refundable deposit for the option to enter into a joint venture for the purchase an industrial property in Sarasota, FL real estate and $0.8 million of funding for restricted escrows related to acquisitions completed in the fourth quarter of 2007.

Cash provided by financing activities is primarily the proceeds from mortgage financing ($53.0 million) and the proceeds from the issuance of common stock ($71.2 million).

Mortgages payable totaled approximately $148.4 million at September 30, 2007, and consisted of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$124,114	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,379,210

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

 In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (“the Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management has not yet determined if SOP 07-1 is applicable to the Company's investments in real estate ventures and what impact, if any, the application of SOP 07-1 will have on our consolidated financial statements. This statement is effective for financial statements issued for fiscal yeas beginning after December 15, 2007, and interim periods within those fiscal years.

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

Mortgages payable, totaling approximately $148.4 million at September 30, 2007, consists of four secured loans, two of which mature in 2016, and two of which mature in 2017. The loans bear interest at a fixed annual rate of 6.09%, 5.96%, 5.49% and 5.83%, respectively. Monthly installments of interest only are required through the first 12, 60, 60 and 60 months, respectively, and monthly installments of principal and interest are required throughout the remainder of their stated terms. At their maturity, approximately $23.4 million, $37.9 million, $22.6 million and $49.3 million, respectively, will be due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate mortgages	$124,114	$344,388	$365,957	$388,876	$661,414	$146,494,461	$148,379,210

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.   The fair value of our debt approximates its carrying amount at September 30, 2007.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2007, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Since the Company is considered a non-accelerated filer, we will not have to file Section 404 reports under the Sarbanes-Oxley Act of 2002 until our Form 10-K filing for 2007.

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

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed.  Counsel for the Lightstone REIT made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney.  Mr. Gould has filed an appeal of the decision dismissing his case, which is pending.   Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

On January 4, 2007, 1407 Broadway Real Estate LLC ("Office Owner"), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC ("Mezz II"), consummated the acquisition of a sub-leasehold interest (the "Sublease Interest") in an office building located at 1407 Broadway, New York, New York (the "Office Property"). Mezz II is a joint venture between LVP 1407 Broadway LLC ("LVP LLC"), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC ("Manager"), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease.  The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith.

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

Through September 30, 2007, we had issued approximately 11.8 million shares for gross offering proceeds of approximately $114.4 million, exclusive of 149,295 shares issued pursuant to our Dividend Reinvestment Plan as of September 30, 2007. From the effective date of our public offering through September 30, 2007, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$8,106,600	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	3,524,028
Total expenses	$11,630,628

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $11.4 million in contributions by Lightstone SLP, LLC and an additional $0.2 million to be recovered through the sale of SLP Units to an affiliate of our Sponsor, are approximately $114.4 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $114.4 million, and new mortgage debt in the amount of $148.4 million we acquired approximately $172.4 million in real estate investments (including $4.5 million in acquisition fees) and related assets. In addition we invested $13.5 million in a joint venture, which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount - Actual	At September 30, 2007

Construction of plant, building and facilities	$-
Purchase of real estate interests	45,066,577
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of September 30, 2007)	27,830,118
Temporary investments (as of September 30, 2007)	24,847,830
Other uses (primarily refundable deposit for the purchase of real estate of $13.2 million)	16,605,526
Total uses	$114,350,051

As of November 8, 2007, we have sold approximately 12.4 million shares at an aggregate offering price of $122.2 million.

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

3.2	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc. (filed as an exhibit to Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 19, 2007).
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2007	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Jenniffer Collins
Jenniffer Collins
Interim Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)