Form 10-K
period 2007-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2008-03-31
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2007

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
Yes  ☐   No  ☒

As of June 30, 2007, the aggregate market value of the common shares held by non-affiliates of the registrant was $101,553,000. While there is no established market for the Registrant’s common shares, the Registrant is offering and has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 14, 2008, there were 16.6 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT, a Maryland corporation, was formed on June 8, 2004 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT intends to acquire portfolios and individual properties, with its commercial holdings expected to consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties primarily of multi-tenanted shopping centers, industrial and office properties, and its residential properties expected to consist of “Class B” multi-family complexes. Building classifications in most markets refer to Class “A”, “B”, “C” and sometimes “D” properties. Class “A”, “AA” and “AAA” properties are typically newer buildings with superior construction and finish in excellent locations with easy access are attractive to creditworthy tenants and offer valuable amenities such as on-site management or covered parking. These buildings command the highest rental rates in their market. As the classification of a building decreases (e.g., Class “A” to Class “B”), one building attribute or another becomes less desirable.

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

Our business is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors. Founded in 1988 and headquartered in Lakewood, New Jersey, our Sponsor is ranked among the 25 largest real estate companies in the industry with a diversified portfolio of over 22,000 residential units as well as office, industrial and retail properties totaling in excess of 25 million square feet of space in 27 states, the District of Columbia and Puerto Rico, and over 700 extended stay hotels. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

The Lightstone REIT sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Lightstone REIT invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2004 and 2005, and a 99.99% general partnership interest at December 31, 2006 and 2007. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Lightstone REIT, an equal number of common shares of the Lightstone REIT, as allowed by the limited partnership agreement.

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

As of March 14, 2008, cumulative gross offering proceeds of approximately $161.3 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Lightstone REIT expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the special general partnership interests will be used to repay advances from the Advisor that were used to fund organizational and offering costs incurred by the Lightstone REIT. Through December 31, 2007, the Lightstone REIT offset proceeds of approximately $13.0 million from the sale of special general partnership interests against approximately $13.0 million of Advisor cash advances used for offering costs. Through March 14, 2008, the Lightstone REIT offset proceeds of approximately $16.1 million from the sale of special general partnership interests against approximately $16.1 million of Advisor cash advances used for offering costs, which represented 10% of gross offering proceeds during the same period.

Our Advisor has not allocated any organizational costs to the Lightstone REIT as of December 31, 2007. Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Lightstone REIT.

Through its Operating Partnership, the Lightstone REIT will seek to acquire and operate commercial and residential properties, principally in the United States. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties may be acquired and operated by the Lightstone REIT alone or jointly with another party. The Lightstone REIT has completed nine acquisitions to date, three of which were completed prior to December 31, 2006. To date, the Lightstone REIT acquired: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; an investment in a joint venture, formed to purchase a sub-ground lease to an office building in New York, NY, on January 4, 2007; a portfolio of 12 industrial and two office buildings in Louisiana and Texas, on February 1, 2007, a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center, two hotels in Houston, Texas, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina, and an industrial building in Sarasota, Florida. See Item 7 for further discussion.

The Lightstone REIT’s Advisor, Dealer Manager and Lightstone Value Plus REIT Management LLC (the “Property Manager”) are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and

•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

We intend to acquire residential and commercial properties principally, substantially all of which will be located in the continental United States. Our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties will be principally comprised of ‘‘Class B’’ multi-family complexes.

We expect that we will acquire the following types of real estate interests:

•
Fee interests in market-rate, middle market multifamily properties at a discount to replacement cost located either in emerging markets or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.

•
Fee interests in well-located, multi-tenanted, community, power and lifestyle shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and submarkets. We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.

•	Fee interests in improved, multi-tenanted, industrial properties located near major transportation arteries and distribution corridors with limited management responsibilities.

•	Fee interests in improved, multi-tenanted, office properties located near major transportation arteries in urban and suburban areas.

•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

We expect that all of the properties will be owned by subsidiary limited partnerships or limited liability companies. These subsidiaries will be single-purpose entities that we create to own a single property, and each will have no assets other than the property it owns. These entities represent a useful means of shielding our operating partnership from liability under state laws and will make the underlying properties easier to transfer. However, tax law disregards single-member LLCs and so it will be as if the operating partnership owns the underlying properties for tax purposes. Use of single-purpose entities in this manner is customary for REITs. Our independent directors are not required to approve all transactions involving the creation of subsidiary limited liability companies and limited partnerships that we intend to use for investment in properties on our behalf. These subsidiary arrangements are intended to ensure that no environmental or other liabilities associated with any particular property can be attributed against other properties that the operating partnership or we will own. The limited liability aspect of a subsidiary’s form will shield parent and affiliated (but not subsidiary) companies, including the operating partnership and us, from liability assessed against it. No additional fees will be imposed upon the REIT by the subsidiary companies’ managers and these subsidiaries will notaffect our stockholders’ voting rights.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. The Lightstone REIT had $237.6 million in outstanding long-term obligations as of December 31, 2007. In addition, the Lightstone REIT had $5.8 million outstanding in notes payable.

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

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2007, 2006 and for the quarter ending March 31, 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared for the year ended December 31, 2007 and 2006 were $7.1 million and $1.1 million, respectively. The dividend declared for the quarter ending March 31, 2008 will be paid in cash, in April 2008, to stockholders of record as of March 31, 2008.

Tax Status

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status. The Company has assessed that it qualifies as a REIT in 2007.

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

Our dealer manager has limited experience in public offerings. This is the first offering for our dealer manager, Lightstone Securities, LLC, such as this. This lack of experience may affect the way in which Lightstone Securities conducts the offering. However, the President of our dealer manager has 30 years of experience in the financial services business, including extensive experience in national sales and marketing.

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

The price of our common stock is subjective and may not bear any relationship to what a stockholder could receive if it was sold. Our board of directors arbitrarily determined the offering price of the common stock and such price bears no relationship to any established criteria for valuing issued or outstanding shares. It determined the offering price of our shares of common stock based primarily on the range of offering prices of other REITs that do not have a public trading market. In addition, our board of directors set the offering price of our shares at $10, a round number, in order to facilitate calculations relating to the offering price of our shares. However, the offering price of our shares of common stock may not reflect the price at which the shares may trade if they were listed on an exchange or actively traded by brokers, nor of the proceeds that a stockholder may receive if we were liquidated or dissolved.

Our common stock is not currently listed on an exchange or trading market and are illiquid. There is currently no public trading market for the shares. Following this offering, our common stock will not be listed on a stock exchange. Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

Your percentage of ownership may become diluted if we issue new shares of stock. Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, upon exercise of options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. We may also issue common stock upon the exercise of the warrants issued and to be issued to participating broker-dealers. Investors purchasing common stock in this offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

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

Conflicts of Interest

The “Conflicts of Interest” section discusses in more detail the more significant of these potential conflicts of interest, as well as the procedures that have been established to resolve a number of these potential conflicts.

There are conflicts of interest between our dealer manager, advisor, property managers and their affiliates and us. David Lichtenstein, our sponsor, is the founder of The Lightstone Group, LLC which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our advisor, our property managers, our operating partnership, our dealer manager and affiliates, except for us, although he owned 20,000 shares, or over 9% of our shares, indirectly through our Advisor at the time we reached the minimum offering of $2,000,000. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

There is competition for the time and services of the personnel of our advisor and its affiliates. Our sponsor and its affiliates may compete with us for the time and services of the personnel of our advisor and its other affiliates in connection with our operation and the management of our assets. Specifically, employees of our sponsor, the advisor and our property managers will face conflicts of interest relating to time management and the allocation of resources and investment opportunities.

We do not have employees. Likewise, our advisor will rely on the employees of the sponsor and its affiliates to manage and operate our business. The sponsor is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and will continue to be actively involved in operations and activities other than our operations and activities. The sponsor currently controls and/or operates other entities that own properties in many of the markets in which we may seek to invest. The sponsor spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of our sponsor’s employees. We encourage you to read the “Conflicts of Interest” section of this prospectus for a further discussion of these topics.

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

Certain of our affiliates who provide services to us may be engaged in competitive activities. Our advisor, property managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment following the final closing of this offering, and after 75% of the total gross proceeds from the offering of the shares offered for sale pursuant to this offering have been invested or committed for investment in real properties.

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

Property management services are being provided by an affiliated party. Our property managers are owned by our sponsor, and is thus subject to an inherent conflict of interest. In addition, our advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of our property managers because the property manager may lose fees associated with the management of the property. Specifically, because the property managers will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Our advisor and its affiliates receive commissions, fees and other compensation based upon our investments. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our advisor and its affiliates benefit from us retaining ownership of our assets and leveraging our assets, while our stockholders may be better served by sale or disposition or not leveraging the assets. In addition, the advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of the advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock. Because asset management fees payable to our advisor are based on total assets under management, including assets purchased using debt, our advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management.

Our sponsor may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between our sponsor and its affiliates. The property managers and the advisor will manage our day-to-day operations and properties pursuant to management agreements and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

Title insurance services are being provided by an affiliated party.   From time to time, Lightstone purchases title insurance from an agent in which our sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

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

Risks Associated with our Properties and the Market

Real Estate Investment Risks

Operating risks.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared. Although our operating cash flows are currently sufficient to pay both our expenses and debt service payments and dividends at our historical per-share amounts, we cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and dividend at any particular level, if at all.

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

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value. The commercial and residential real estate markets from time to time experience a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

Current state of debt markets could have a material adverse impact on our earnings and financial condition. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets has reduced the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.

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

Lodging Industry Risks.

We may be subject to the risks common to the lodging industry. Our hotels will be subject to all of the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties, including extended stay hotels, are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; and

•	adverse effects of international, national, regional and local economic and market conditions.

Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.

Third-Party management of lodging properties can adversely affect our properties.  If we invest in lodging properties, such properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments. Any lodging properties we may acquire are expected to be operated under brands owned by an affiliate of our sponsor and managed by a management company that is affiliated with such brands. Because of this concentration, negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders.

As a REIT, we cannot directly operate our lodging properties. We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our extended stay hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or taxable REIT subsidiary (“TRS”) lessee, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all of our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. Our lodging operations were not significant to our overall results in 2007, and while we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. While it is our intent to enter into management agreements with a third-party management company or tenants with substantial prior lodging experience, we may not be able to make such arrangements in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.

Our use of the taxable REIT subsidiary structure will increase our expenses. A TRS structure will subject us to the risk of increased lodging operating expenses. The performance of our TRS lessees will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our TRS lessees’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

Failure to properly structure our TRS leases could cause us to incur tax penalties. A TRS structure will subject us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arms-length which would expose us to potentially significant tax penalties. Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arms-length transaction as that term is defined by tax law, we may be subject to tax penalties as the lessor that would adversely impact our profitability and our cash flows.

Failure to maintain franchise licenses could decrease our revenues.  Our inability or that of our third-party management company or our third-party tenants to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that we, our third-party tenants or our third-party management company maintain their standards. Failure by us or one of our third-party tenants or our third-party management company to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

Risks associated with employing hotel employees. We will generally be subject to risks associated with the employment of hotel employees. Any lodging properties we acquire will be leased to a wholly-owned TRS entity and be subject to management agreements with a third-party manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties will be included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our third-party manager will be responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

Travel and hotel industries may be affected by economic slowdowns, terrorist attacks and other world events. The most recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy had adversely affected the travel and hotel industries, including extended stay hotel properties, in the past and these adverse effects may continue or occur in the future. As a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

Hotel industry is very competitive. The hotel industry is intensely competitive, and, as a result, if our third-party management company and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. The hotel industry is intensely competitive. Our lodging properties compete with other existing and new hotels in their geographic markets. Since we do not operate our lodging properties, our revenues depend on the ability of our third-party management company and our-third party tenants to compete successfully with other hotels in their respective markets. Some of our competitors have substantially greater marketing and financial resources than we do. If our third-party management company and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.

Hotel industry is seasonal which can adversely affect our hotel properties. The hotel industry is seasonal in nature, and, as a result, our lodging properties may be adversely affected. The seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues. In addition, our quarterly earnings may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.

Expanding use of internet travel websites by customers can adversely affect our profitability. The increasing use of internet travel intermediaries by consumers may experience fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our third party hotel management company will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management company. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management company and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our third-party management company and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

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

In December 2007, the Terrorism Risk Insurance Extension Act of 2007 (“TRIEA”) was enacted into law. TRIEA extends the federal terrorism insurance backstop through 2014. TRIEA was adopted to ensure affordable terrorism insurance to commercial insureds, including real estate investment trusts. Its extension should increase availability of terrorism insurance coverage on our properties through 2014, and thus mitigate certain of the risks described above.

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

Risks Related to General Economic Conditions and Terrorism

If we invest our capital in marketable securities of real estate related companies pending an acquisition of real estate, our profits may be adversely affected by the performance of the specific investments we make. A resolution passed by our Board of Directors allows us from time to time to invest up to 30% of our available cash in marketable securities of real estate related companies. Issuers of real estate securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed below, including risks relating to rising interest rates or volatility in the credit markets. Our investments in marketable securities of real estate related companies will involve special risks relating to the particular issuer of securities, including the financial condition and business outlook of the issuer. As of December 31, 2007, the cost basis of our marketable securities of real estate related companies was approximately $12 million, and we included approximately $1.2 million of unrealized losses related to such securities in accumulated other comprehensive loss. Substantial market price volatility caused by general economic or market conditions, including disruptions in the credit markets, may require us to mark down the value of these investments, and our profits and results of operations may be adversely affected.

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

Current state of debt markets could have a material adverse impact on our earnings and financial condition. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets has reduced the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.

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

The opinion of Proskauer Rose LLP regarding our status as a REIT does not guarantee our ability to remain a REIT. We qualified as a REIT in 2006. Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Our legal counsel, Proskauer Rose LLP will not review these operating results or compliance with the qualification standards. We may not satisfy the REIT requirements in the future. Also, this opinion represented Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of our prospectus and is not binding on the Internal Revenue Service or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:
	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of 12/31/07	Revenue per Square Foot at 12/31/07
Wholly-Owned Real Estate Properties:
St. Augustine Outlet Malls (2)	St. Augstine, FL	1998	253,346	60.33%	$10.24

Oakview Power Center	Omaha, NE	1999 - 2005	177,331	99.19%	$14.11

7 Flex/Office/Industrial Buildings	New Orleans, LA	1980-2000	339,700	93.14%	$9.16

4 Flex/Industrial Buildings	San Antonio, TX	1982-1986	484,260	94.12%	$4.15

3 Flex/Industrial Buildings	Baton Rouge, LA	1985-1987	182,792	100.00%	$6.46

Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	(1)

Sarasota Industrial Building	Sarasota, FL	1992	281,276	0.00%	$-

	Portfolio total		1,718,705	74.69%

(1) Opened March 2008

(2) Currently undergoing expansion/renovation

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of 12/31/07	Revenue per Unit at 12/31/07
Four Multi Family Apartment Buildings	Detroit, MI	1965-1970	1,017	91.54%	$7,764.88

Five Multi Family Apartment Buildings	Greensboro and Charlotte, NC/Tampa, FL	1980-1985	1,576	86.93%	$6,671.85

	Portfolio total		2,593	88.74%

	Location	Year Built	Available Rooms	Vacancy Percentage as of 12/31/07	Revenue per Available Room at 12/31/07
Wholly-Owned Operating Properties:			(3)		(2)
Katy and Sugarland Extended Stay Hotels	Houston, TX	1998	22,040	52.50%	$23.70

(3) Represents period of Ownership from 10/17/07 Acquisition

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of 12/31/07	Revenue per Square Foot at 12/31/07
Unconsolidated Joint Venture
Properties:
1407 Broadway (4)	New York, NY	1952	914,762	89.68%	$39.74

(4) Currently undergoing renovations

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II.

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

As of March 14, 2008, we had 16.6 million common shares outstanding, held by a total of 4,053 stockholders. The number of stockholders is based on the records of Trust Company of America, which serves as our registrar and transfer agent.

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

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2007. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

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

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2007, 2006 and for the quarter ending March 31, 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared for the year ended December 31, 2007 and 2006 were $7.1 million and $1.1 million, respectively. The dividend declared for the quarter ending March 31, 2008 will be paid in cash, in April 2008, to stockholders of record as of March 31, 2008.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities. During the period from May 1, 2006 through June 8, 2006 (the “Period”), we continued to offer our common stock while our post-effective amendments containing the December 31, 2005 financial statements were on file with the SEC but had not been declared effective. The offer and sale of our common stock during the Period may have been in violation of the rules and regulations under the Securities Act of 1933 (“Securities Act”), and the interpretations of the SEC. If a violation of Section 5 of the Securities Act did in fact occur, stockholders who purchased during the Period would have a right to rescind their purchase of the common stock. The Securities Act generally requires that any claim brought for a violation of Section 5 be brought within one year of the violation. If all of the stockholders who purchased during the Period demanded rescission within that one-year period, we would be obligated to repay approximately $3,525,000, which we would repay using offering proceeds that we have received. This period has expired and we are no longer obligated to repay these amounts.

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

Through December 31, 2007, we had sold approximately 13.6 million shares for gross offering proceeds of approximately $131.5 million. This amount includes approximately 228,000 shares sold pursuant to our Dividend Reinvestment Plan for gross proceeds of approximately $2.2 million. From the effective date of our public offering through December 31, 2007, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$9,468,297	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	3,706,724	Actual
Total expenses	$13,175,021

With net offering proceeds of $131.5 million as of December 31, 2007, and new mortgage debt in the amount of $237.6 million, and proceeds from note s payable of $5.8 million, as reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows, we acquired approximately $305.2 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At December 31, 2007
Construction of plant, building and facilities	$-
Purchase of real estate interests	89,903,993
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of December 31, 2007)	29,589,815
Temporary investments (as of December 31, 2007)	11,952,188
Other uses	-
Total uses	$131,445,996

As of March 14, 2008, we have sold approximately 16.6 million shares at an aggregate offering price of $161.3 million.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2007	2006	2005	2004 (1)
Operating Data:
Revenues	$25,259,655	$8,262,667	—	$—

Loss from investment in unconsolidated Joint Venture	(7,267,949)	-	-	-
Net loss before loss allocated to minority interests	(9,242,416)	(1,536,430)	(117,571)	—
Loss allocated to minority interests	26	86	1,164	—
Net loss applicable to common shares	(9,242,390)	(1,536,344)	(116,407)	—
Basic and diluted loss per common share	(0.98)	(0.96)	(5.82)	—
Distributions declared per common share	7,125,331	1,101,708	—	—
Weighted average common shares outstanding-basic and diluted	9,195,369	1,594,060	20,000	20,000
Balance Sheet Data:
Total assets	$369,701,354	$140,708,217	$430,996	$205,489
Long-term obligations	$243,435,657	$95,475,000	—	$—
Stockholder's Equity	$100,112,198	$35,975,704	$83,593	$200,000

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), Our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties will be principally comprised of ‘‘Class B’’ multi-family complexes. We intend to acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire mid-scale, extended stay lodging properties and multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. As of December 31, 2007, Lightstone REIT has completed nine acquisitions as of December 31, 2007: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2007 and 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership. The Company has assessed it qualified as a REIT for the year ended December 31, 2007.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of December 31, 2007, cumulative gross offering proceeds of approximately $131.5   million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

 Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of December 31, 2007, offering costs of $13.2 million have been substantially offset by $13.0 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to December 31, 2007

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of December 31, 2007, the Company has complied with the requirements for maintaining its REIT status.

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

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. As an inducement to Lender to make the loan, Owner has agreed to provide Lender with a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business.   To date, the lender did not share in any net profits of the project. The lender also has a conversion option, which if upon exercised, would grant the lender a special membership interest in the Joint Venture whereby the lender will receive 35% of all distributions resulting from a Capital transaction after the return of the member’s equity investment plus the member’s allowed returns as specified in the “Net Profits Agreement”. In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The acquisition and legal fees were charged to expense by the Company during the first quarter of 2007, and are included in general and administrative expenses for the year ended December 31, 2007.

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company contributed an additional $0.6 million in 2007. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the year ended December 31, 2007, the Company’s results included a $7.3 million loss from investment in this unconsolidated joint venture, resulting in a net investment balance of approximately $6.3 million as of December 31, 2007. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $16.4 million are available to fund these improvements.

In-place rents, net of rent concessions, and average occupancy for the property at December 31, 2007 was as follows:

As of December 31, 2007
In-place annualized rents	$36.4 million
Occupancy Percentage	89.7%

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

In-place rents, net of rent concessions, and occupancy for the properties at December 31, 2007 were as follows:

As of December 31, 2007
In-place annualized rents	$6.3 million
Occupancy Percentage	94.9%

Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of the Company’s offering. Upon completion in March 2008, the center will be occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

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

The Company entered into a construction loan to fund the development of the power retail center at its Lake Jackson, Texas Location. The loan requires monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is non-recourse to the Company. The total cost of the project, inclusive of project construction, tenant incentives, leasing costs, and land is estimated at $10.2 million. Because the debt financing for the acquisition may exceed certain leverage limitations of the REIT, the Board, including all of its independent directors has approved any leverage exceptions as required by the Company’s Articles of Incorporation.

Three tenants will occupy 100% of the property’s rentable square footage. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these major tenants:

Name of Tenant	BusinessType	Square Feet Leased	Percentage of Leasable Space	Annual Rent Payments	Lease Term from Commencement	Party with Renewal Rights
Best Buy	Electronics Retailer	20,200	32.90%	$260,000	10 years	Tenant
Office Depot	Office Supplies Retailer	21,000	34.30%	$277,200	10 years	Tenant
Petsmart	Pet Supply Retailer	20,087	32.80%	$231,001	10 years	Tenant

Houston Extended Stay Hotels

On October 17, 2007, the Company, through TLG Hotel Acquisitions LLC, a wholly owned subsidiary of our operating partnership (together with such subsidiary, the “Houston Partnership”), acquired two hotels located in Houston, TX (the “Katy Hotel”) and Sugar Land, TX (the “Sugar Land Hotel” and together with the Katy Hotel, the “Hotels”) from Morning View Hotels - Katy, LP, Morning View Hotels - Sugar Land, LP and Point of Southwest Gardens, Ltd . , pursuant to an Asset Purchase and Sale Agreement. The seller is not an affiliate of the Company or its subsidiaries.

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

The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan will mature on October 16, 2008, subject to the 6-month extension option described above, at which time payment of the entire principal balance, together with all accrued and unpaid interest and all other amounts payable thereunder will be due. The mortgage loan will be secured by the Hotels and will be non-recourse to the Company. The Company intends to extend, repay or refinance this loan upon its maturity in October of 2008.

In connection with the Loan, the Company guaranteed the complete performance of the Houston Borrowers’ obligations with respect to the renovations and certain other customary guarantees.

Camden Properties

On November 16, 2007, the Company through wholly owned subsidiaries of the partnership acquired five apartment communities (“Camden Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties) from Camden Operating, L.P. (the “Seller”). The Seller is not affiliated with the Company or its subsidiaries.

The Properties, built between 1980 and 1987, are comprised of 1,576 apartment units, in the aggregate, contain a total of 1,124,249 net rentable square feet, and were 94% occupied at acquisition.

The aggregate acquisition price for the Camden Properties was approximately $99.3 million, including acquisition-related transaction costs. Approximately $20.0 million of the acquisition cost was funded with offering proceeds from the sale of the Company’s common stock and approximately $79.3 million was funded with five substantially similar fixed rate loans with Fannie Mae secured by each of the Camden Properties.

In connection with the acquisition of the properties, our Advisor received an acquisition fee of 2.75% of the gross contract price for the Camden Properties or approximately $2.65 million.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The loans require monthly installments of interest only through the first three years and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due. Although the loans were allocated among the Camden Properties, the aggregate loan amount is secured by all of the Properties.

In-place rents, net of rent concessions, and occupancy for the properties at December 31, 2007 were as follows:

As of December 31, 2007
In-place annualized rents	$10.5 million
Occupancy Percentage	86.9%

Sarasota, Florida

On March 1, 2007, the Company entered into an option agreement to participate in a joint-venture with its Sponsor (the “JV Option” with respect to the potential joint venture, the “Joint Venture”) for the purchase of a property located at 2150 Whitfield Avenue, Sarasota, Florida (the “Sarasota Property”). On November 15, 2007, the Company exercised the JV Option and, through a wholly-owned subsidiary of the Company’s operating partnership, entered into the Joint Venture and acquired the Sarasota Property.

In July, 2007, CAD Funding, LLC (“CAD”), an affiliate of Park Avenue Funding, LLC, had the highest bid on the Sarasota Property in a foreclosure action. Park Avenue Funding, LLC, is a real estate lending company founded in 2004 and an affiliate of the Company’s Advisor and Sponsor. CAD initiated the foreclosure action following the default of an unaffiliated third party on a loan made to the third party by CAD, for which the Sarasota Property served as security. Prior to the entry of the foreclosure judgment, the Sponsor expressed an interest in bidding at the foreclosure sale in anticipation that the Registrant would exercise the JV Option. On August 6, 2007, the Sarasota Property was indirectly acquired by the Sponsor. The Sarasota Property was contributed to the Joint Venture prior to the Registrant’s exercise of the JV Option. The contribution to the Joint Venture by the Company was $13.1 million of offering proceeds used to acquire the Sarasota Property. The property was independently appraised in May of 2006 for $17.4 million. At December 31, 2007, the Company holds a 100% interest in the Joint Venture, and the Sponsor remains a member in the joint venture  The Company now owns 100% of the joint venture and the joint venture is fully consolidated in the Company’s financial statements for the year ended December 31, 2007.

In evaluating the Sarasota Property as a potential acquisition, we have considered a variety of factors, and determined that the acquisition cost was at a substantial discount to current market value. The Sarasota Property is subject to competition from similar properties within its market area, and economic performance could be affected by changes in local economic conditions. The Sarasota Property currently does not possess a tenant and is experiencing negative cash flows, however the Venture is currently negotiating with prospective tenants.

As of December 31, 2007, the approximate fixed future minimum rentals from the Company’s commercial real estate properties, excluding Brazos Crossing which was not yet open at December 31, 2007, are as follows:
						Beyond	Total
Building	2008	2009	2010	2011	2012	2012	Min. Rent
St Augustine	$1,848,478	$1,319,168	$659,593	$242,863	$24,516	$9,842	$4,104,460
Oakview Plaza	2,543,280	2,432,693	1,929,906	1,592,466	1,592,466	1,633,716	11,724,527
Gulf Industrial Portfolio	5,833,708	4,478,402	2,458,461	1,483,635	433,669	28,274	14,716,149
Total	$10,225,466	$8,230,263	$5,047,960	$3,318,964	$2,050,651	$1,671,832	$30,545,136

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

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Our estimates of value are expected to be made using methods similar to those used by independent appraisers ( e.g. , discounted cash flow analysis). Factors we may consider in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone   SLP, LLC   to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP LLC has not received any portion of regular distributions made by the Operating Partnership through March 14, 2008.

Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. As of December 31, 2007, offering costs of $13.2 million have been substantially offset by $13.0 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to December 31, 2007

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status.

As such, no provision for federal income taxes has been included in the Lightstone REIT consolidated financial statements. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

The Company has net operating loss carryforwards for Federal income tax purposes for the years ended December 31, 2007 and 2006. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

Results of Operations

We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. We acquired our three initial real estate properties on March 31, 2006, June 29, 2006, and December 21, 2006, respectively. We continued to acquire properties throughout 2008, on January 4, 2007; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

The analysis included in the management discussion and analysis below is not on a property by property basis. As we have a limited operating history, and we have completed our first nine acquisitions over the past two years, the majority of any all fluctuations are the result of these acquisitions.

Comparison of the year ended December 31, 2007 versus the year ended December 31, 2006

Revenues

Total revenues more than tripled as compared to 2006. Total Revenues for 2007 were $25.3 million compared to $8.3 million for the year ended December 31, 2006. Rental income increased by approximately $14.3 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increased by approximately $2.7 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida, the Oakview Center in Omaha, Nebraska, and the portfolio of 12 industrial and 2 office buildings in Louisiana and Texas.

Total Property Expenses

Total expenses increased by $14.2 million to approximately $22.2 million, for the year ended December 31, 2007, compared to $8.0 million for the same period last year. Increases in property operating expenses ($5.9 million), real estate taxes ($1.9 million), and depreciation and amortization ($3.5 million) were primarily the result of the acquisition of a full year of expenses for the 2006 acquisitions, and the additional expenses associated with all of the 2007 acquisitions.

General and administrative expenses

General and administrative costs increased by $2.9 million to $3.7 million, primarily as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $0.1 million, respectively, related to the Lightstone REIT’s investment in the sub lease interest to a ground lease of a Manhattan office building payment, and asset management fees in the amount of $1.0 million, and costs incurred related to outside consulting fees to advise the Company regarding Sarbanes Oxley compliance testing performed in 2007. General and administrative expenses for the year ended December 31, 2006 totaled $0.8 million, which included asset management fees of $0.3 million. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.5 million, in 2007 as compared to 2006 primarily due to the inclusion of a full year of expenses for the 2006 acquisitions, and the additional expenses associated with all of the 2007 acquisitions.

Interest Income

Interest income increased by approximately $1.4 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The Cash and cash equivalents, including marketable securities at December 31, 2007, was $40.3 million, or a $21.0 million increase over the balance at December 31, 2006.

Other Income

Other income increased by approximately $0.8 million due to increases in vending and other ancillary revenue sources at primarily our multi family properties acquired in June of 2006 and November of 2007.

Interest expense

Interest expense increased $6.8 million for the year ended December 31, 2007 as compared to 2006, due to the inclusion of a full year of expenses for the 2006 acquisitions, and the additional expenses associated with all of the 2007 acquisitions.

Minority interest

The loss allocated to minority interests of approximately $26 and $86 for the year ended December 31, 2007 and 2006, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

Comparison of the year ended December 31, 2006 versus the year ended December 31, 2005

Revenues

Total revenues increased 100%, or $8.3 million for the year ended December 31, 2006 compared to $0 for the same period last year. Rental income increased by approximately $7.3 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006. Tenant recovery income increased by approximately $1.0 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

Total Property Expenses

Total expenses increased by $7.9 million to approximately $8.0 million, for the year ended December 31, 2006, compared to $0.1 million for the same period last year. Increases in property operating expenses ($3.7 million), real estate taxes ($0.9 million), and depreciation and amortization ($2.7 million) were primarily the result of the acquisition of two new properties on March 31, 2006 and June 29, 2006, respectively. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

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

Interest Income

Interest income increased by approximately $0.5 million, due to the increase in the Company’s average balance of cash and cash equivalents for the twelve-month period ending December 31, 2006.

Other Income

Other income increased by approximately $0.4 million related to vending and other ancillary revenue sources primarily at our south eastern Michigan multi-family properties acquired on June 29, 2006.

Interest expense

Interest expense increased 100%, or approximately $2.6 million for the year ended December 31, 2006, primarily as a result of the acquisition and financing of two new properties on March 31, 2006 and June 29, 2006, respectively. The Lightstone REIT also acquired a retail property in Omaha, Nebraska on December 21, 2006. Due to the limited period of ownership, it did not have a significant impact on our 2006 financial results.

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

Our source of funds in the future will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We have two loans which mature in 2008, which had an outstanding balance of $10.4 million at December 31, 2007. The Company intends to extend, repay or refinance this loan upon its maturity in October of 2008.

We currently have $237.6 million of outstanding mortgage debt, and an additional $5.8 million of outstanding notes payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

The Company has two development projects which were ongoing at December 31, 2007. The Company is in the process of expanding and renovating its St. Augustine center. The Company expects to complete the expansion and renovation in the fourth quarter of 2008. The Company purchased the land adjacent to the existing center and the related development rights in the fourth quarter of 2007, and began the renovation and expansion. Total project costs to date at December 31, 2007 totaled approximately $5.0 million, including the purchase of the land and the development rights. Total project costs are expected to estimate approximately $35.2 million. The Company intends to fund the costs of this project using a portion of the proceeds from our offering.

In addition, the Company completed it development of its Brazos Crossing Center in March of 2008. The total project costs are estimated to be approximately $10.2 million, and will be funded primarily with the $8.2 million of notes payable. The Company had drawn $5.8 million as of December 31, 2007. The remainder of the costs will be funded using proceeds of the offering. Other than those discussed above, the Company does not have any other significant capital plans for 2008.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2007, our total borrowings represented 216% of net assets.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During the organizational and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor. Total property management fees of $1.1 million, $0.3 million and $0 were recorded for amounts due to the Advisor or its affiliates for the years ended December 31, 2007, 2006 and 2005, respectively.

Total asset management and acquisition fees to the Advisor of $7.6 million, $3.0 million and $0 were recorded for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there were less than $0.1 million due to an affiliate of our Advisor, for the reimbursement of property level operating expenses. As of December 31, 2006, approximately $0.5 million was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses. As of December 31, 2005, approximately $0.3 million was due to the Advisor for the reimbursement of commissions and dealer manager fees ($181,000), offering expenses ($45,000), expenses incurred in connection with our administration and ongoing operations ($80,000), and advances of working capital for use by the Lightstone REIT ($3,000). This amount was fully repaid during the year ended December 31, 2006.

As of December 31, 2007, we had approximately $29.6 million of cash and cash equivalents on hand and $9.6 million of refundable escrow deposits. In addition, we held marketable securities in the amount of $10.8 million at December 31, 2007. Our cash and cash equivalents on hand resulted primarily from proceeds from our Offering.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows provided by (used in) operating activities	$6,651,989	$1,722,853	$(80,060)
Cash flows used in investing activities	(227,971,386)	(119,467,655)	-
Cash flows provided by financing activities	231,628,502	136,820,482	79,601

Cash, beginning of the period	19,280,710	205,030	205,489
Cash, end of the period	$29,589,815	$19,280,710	$205,030

Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from our retail property in St. Augustine, Florida acquired in March of 2006, the four residential apartment communities we acquired in June of 2006, the Oakview Plaza in Omaha, Nebraska acquired on December 21, 2006 and the Gulf Coast industrial portfolio acquired on February 1, 2007, two hotels acquired in Houston, Texas on October 17, 2007, five multi family apartment communities acquired on November 16, 2007, substantially offset by the payment of a $1.6 million acquisition fee related to our investment in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York.

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

Cash used in investing activities of $228.0 million resulted primarily from the purchases of the Gulf Coast Industrial portfolio on February 1, 2007, the investment in the unconsolidated joint venture, two hotels acquired in Houston, Texas on October 17, 2007, five multi family apartment communities acquired on November 16, 2007, as well as the purchase of an industrial building in Sarasota, Florida, the purchase of marketable securities of $27.7 million offset by the proceeds from the sale of Marketable securities of $17.0 million.

Cash provided by financing activities is primarily the proceeds from mortgage financing and notes payable ($148.2 million) and the proceeds from the issuance of common stock ($88.6 million), and the proceeds from the sale of general partnership units ($8.9 million).

Mortgages payable, totaling approximately $237.6 million at December 31, 2007, consists of the following:
Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity
St. Augustine	$27,051,571	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,040,000	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Total of eleven outstanding mortgage loans at December 31, 2007	$237,610,371			$222,022,022

LIBOR at December 31, 2007 was 4.60%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, when the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate mortgages	$10,353,360	$338,052	$359,526	$1,586,957	$2,781,012	$222,191,464	$237,610,371

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157, but does not expect the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management does not anticipate, the application of SOP 07-1 will have a material impact on our consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We have not entered into any swap agreements or derivative transactions to date.

We also hold equity securities for general investment return purposes. We have incurred significant unrealized losses to date, and could be required to record material impairment charges related to these securities.

At December 31, 2007, we had mortgage debt totaling approximately $237.6 million as follows:
Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity
St. Augustine	$27,051,571	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,040,000	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Total of eleven outstanding mortgage loans at December 31, 2007	$237,610,371			$222,022,022

LIBOR at December 31, 2007 was 4.60%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, when the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate mortgages	$10,353,360	$338,052	$359,526	$1,586,957	$2,781,012	$222,191,464	$237,610,371

Our combined future earnings, cash flows and fair values relating to financial instruments are currently not dependent upon prevalent market rates of interest as a result of our having only fixed rate debt and limited cash balances available for investment.   The fair value of our debt approximates its carrying amount at December 31, 2007.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2007, the Company has no off-balance sheet arrangements nor has it entered into any derivative instruments.

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

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation, as of December 31, 2007. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Amper, Politziner & Mattia, P.C.

March 28, 2008
Edison, New Jersey

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Assets
Investment property:
Land	$62,032,138	$20,141,357
Building	240,221,044	82,217,115
Construction in Progress	7,499,319	-

	309,752,501	102,358,472
Less accumulated depreciation	(5,455,550)	(1,184,590)
Net investment property	304,296,951	101,173,882

Investment in unconsolidated real estate joint venture	6,284,675	-
Cash and cash equivalents	29,589,815	19,280,710
Marketable Securities	10,752,910	-
Restricted escrows	9,595,453	6,912,578
Deposit for purchase of real estate	-	8,435,000
Due from escrow agent	-	163,949

Tenant and other accounts receivable, net	1,531,180	316,232
Acquired in-place lease intangibles (net of accumulated amortization of $2,646,629 and $1,365,512, respectively)	1,982,292	1,801,678
Acquired above market lease intangibles (net of accumulated amortization of $373,175 and $75,258, respectively)	830,727	601,987
Deferred intangible leasing costs (net of accumulated amortization of $605,093 and $119,807, respectively)	1,153,712	735,079
Deferred leasing costs (net of accumulated amortization of $50,606 and $3,423, respectively)	154,879	23,359
Deferred financing costs (net of accumulated amortization of $172,939 and $26,813, respectively)	2,154,560	691,777
Prepaid expenses and other assets	1,374,200	571,986
Total Assets	$369,701,354	$140,708,217

Liabilities and Stockholders' Equity
Mortgage payable	$237,610,371	$95,475,000
Note payable	5,825,286	-
Accounts payable and accrued expenses	6,332,962	1,980,052
Tenant allowances and deposits payable	943,854	301,970
Distributions payable	2,463,361	601,286
Prepaid rental revenues	1,066,724	81,020
Acquired below market lease intangibles (net of accumulated amortization of $1,874,843 and $953,435, respectively)	2,391,883	2,011,063
	256,634,441	100,450,391
Minority interest in partnership	12,954,715	4,282,122
Commitments and contingencies
Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 13,606,609 and 4,316,389 shares issued and outstanding, respectively	136,066	43,170
Additional paid-in-capital	120,297,590	38,686,993
Accumulated other comprehensive loss	(1,199,278)	-
Accumulated distributions in addition to net loss	(19,122,180)	(2,754,459)
Total stockholders' equity	100,112,198	35,975,704
Total Liabilities and Stockholders' Equity	$369,701,354	$140,708,217

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007, 2006 and 2005

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Rental income	$21,530,205	$7,271,738	$-
Tenant recovery income	3,729,450	990,929	-
	25,259,655	8,262,667	-
Expenses:
Property operating expenses	9,579,830	3,656,914	-
Real estate taxes	2,739,866	882,212	-
General and administrative costs	3,710,363	808,502	117,571
Depreciation and amortization	6,163,437	2,674,819	-
	22,193,496	8,022,447	117,571
Operating income (loss)	3,066,159	240,220	(117,571)
Other income	1,162,040	350,961	-
Interest income	1,879,768	459,916	-
Gain on sale of securities	1,301,949	-	-
Interest expense	(9,384,383)	(2,587,527)	-
Loss from investment in unconsolidated Joint Venture	(7,267,949)	-	-
Minority interest	26	86	1,164
Net loss applicable to common shares	$(9,242,390)	$(1,536,344)	$(116,407)
Net loss per common share, basic and diluted	$(1.01)	$(0.96)	$(5.82)
Weighted average number of common shares outstanding, basic and diluted	9,195,369	1,594,060	20,000

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2007, December 31, 2006 and December 31, 2005

							Accumulated
						Accumulated	Distribtions
	Preferred Shares		Common Shares		Additional	Other	in Net	Total
	Preferred		Common		Paid-In	Comprehensive	Addition to	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Loss	Equity
BALANCE, January 1, 2005	-	$-	20,000	$200	$199,800	$-	$-	$200,000
Net loss	-	-	-	-	-	-	(116,407)	(116,407)
BALANCE, December 31, 2005	-	-	20,000	200	199,800	-	(116,407)	83,593
Net loss	-	-	-	-	-	-	(1,536,344)	(1,536,344)
Distributions declared	-	-	-	-	-	-	(1,101,708)	(1,101,708)
Proceeds from offering	-	-	4,276,165	42,762	42,570,940	-	-	42,613,702
Selling commissions and dealer manager fees	-	-	-	-	(3,337,501)	-	-	(3,337,501)
Other offering costs	-	-	-	-	(943,869)	-	-	(943,869)
Proceeds from distribution reinvestment program	-	-	20,824	208	197,623	-	-	197,831
BALANCE, December 31, 2006	-	-	4,316,989	43,170	38,686,993	-	(2,754,459)	35,975,704
Comprehensive loss:
Net loss	-	-	-	-	-	-	(9,242,390)	(9,242,390)
Unrealized loss on available for sale securities	-	-	-	-	-	(1,199,278)	-	(1,199,278)
Total comprehensive loss	-	-	-	-	-	(1,199,278)	(9,242,390)	(10,441,668)
Distributions declared	-	-	-	-	-	-	(7,125,331)	(7,125,331)
Proceeds from offering	-	-	9,082,793	90,828	88,541,468	-	-	88,632,296
Selling commissions and dealer manager fees	-	-	-	-	(6,130,796)	-	-	(6,130,796)
Other offering costs	-	-	-	-	(2,762,855)	-	-	(2,762,855)
Proceeds from distribution reinvestment program	-	-	206,826	2,068	1,962,780	-	-	1,964,848

BALANCE, December 31, 2007	-	$-	13,606,608	$136,066	$120,297,590	$(1,199,278)	$(19,122,180)	$100,112,198

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007, 2006 and December 31, 2005

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,242,390)	$(1,536,344)	$(116,407)
Loss allocated to minority interests	(26)	(86)	(1,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,617,908	1,186,076	-
Gain on sale of marketable securities	(1,301,949)	-	-
Amortization of deferred financing costs	146,126	26,813	-
Amortization of deferred leasing costs	545,529	123,230	-
Amortization of above and below-market lease intangibles	(628,150)	487,335	-
Net equity in loss from investment in unconcolidated joint venture	7,267,949	-	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(518,555)	(573,470)	-
Increase in tenant and other accounts receivable	(1,214,948)	(316,232)	-
Increase in tenant allowance and security deposits payable	641,884	301,970	-
Increase in accounts payable and accrued expenses	4,352,908	1,942,541	37,511
Increase in prepaid rents	985,703	81,020	-
Net cash provided by operating activities	6,651,989	1,722,853	(80,060)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(201,085,650)	(104,120,077)	-
Purchase of marketable securities	(27,689,153)	-	-
Proceeds from sale of marketable securities	17,038,915	-	-
Investment in unconcolidated joint venture	(13,552,623)	-	-
Funding of restricted escrows	(2,682,875)	(6,912,578)	-

Refundable deposit for investment in real estate	-	(8,435,000)	-
Net cash used in investing activities	(227,971,386)	(119,467,655)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	142,333,800	95,475,000	-
Proceeds from notes payable	5,825,286	-	-
Mortgage payments	(198,429)	-	-
Payment of loan fees and expenses	(1,608,909)	(718,590)	-
Proceeds from issuance of common stock	88,632,296	42,613,702	-
Proceeds from issuance of special general partnership units	8,672,567	4,281,369	-
Payment of offering costs	(8,893,651)	(4,055,404)	(225,966)
Decrease (increase) in amounts due from escrow agent	163,949	(163,949)	-
Decrease (increase) in amounts due to affiliates, net	-	(309,055)	305,567
Distributions paid	(3,298,407)	(302,591)	-
Net cash provided by financing activities	231,628,502	136,820,482	79,601

Net change in cash and cash equivalents	10,309,105	19,075,680	(459)
Cash and cash equivalents, beginning of year	19,280,710	205,030	205,489

Cash and cash equivalents, end of year	$29,589,815	$19,280,710	$205,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,696,812	$2,329,904	$-
Dividends declared	$7,125,331	$1,101,708	$-
Unrealized loss on available for sale securities	$(1,199,278)	$-	$-
Proceeds from shares issued in distribution reinvestment program	$1,964,848	$197,831	$-

The Company’s notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

As of December 31, 2007, cumulative gross offering proceeds of approximately $131.5 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of December 31, 2007, offering costs of $13.2 million have been substantially offset by $13.0 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.2 million of SLP Units subsequent to December 31, 2007

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through December 31, 2007, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of December 31, 2007, offering costs incurred were approximately $0.5 million in excess of 10%.

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Primarily all such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center and raw land in Omaha, Nebraska and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). In addition, the Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Outlet mall, five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX . All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2007, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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
December 31, 2007, 2006 and 2005 (continued)

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

Marketable Securities

Our marketable securities consist of equity securities that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. Marketable securities with original maturities greater than three months and less than one year are classified as short-term; otherwise they are classified as long-term. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company to from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. At December 31, 2007, the Company has included $1.2 million of unrealized losses in accumulated other comprehensive loss. The following is a summary of the Company’s available for sale securities at December 31, 2007:

		Gross	Fair
		Unrealized	Value
	Cost	Losses
Equity securities	$11,952,188	$(1,199,278)	$10,752,910

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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million and $0 at December 31, 2007 and 2006, respectively.

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial non-cancelable lease term.

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
December 31, 2007, 2006 and 2005 (continued)

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through December 31, 2007. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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
December 31, 2007, 2006 and 2005 (continued)

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005. Accordingly, no provision for income tax has been recorded.

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through December 31, 2007, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards for Federal income tax purposes for the years ended December 31, 2007 and 2006. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of December 31, 2007, the Company had no material uncertain income tax positions. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Through December 31, 2007, the Advisor has advanced approximately $13.0 million to the Company for offering costs, including commission and dealer manager fees, and the Company has directly funded an additional $0.2 million of offering costs pending further advances from the Advisor which has been subsequently repaid in January 2008. Based on gross proceeds of approximately $131.5 million from its public offering as of December 31, 2007, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to approximately $10.6 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $2.7 million (or 2% of the gross offering proceeds).

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)
Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the fixed-rate mortgage debt and notes payable as of December 31, 2007 approximated the book value of approximately $243.4 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

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

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has 9,000 options issued and outstanding, and does not have any warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss. The 9,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net operating loss applicable to stockholders.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157, but does not expect the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. Management does not anticipate, the application of SOP 07-1 will have a material impact on our consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

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

	As of December 31,
	2007	2006
In-place annualized rents	$2.6 million	$2.8 million
Occupancy Percentage	60.33%	69.42%

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

At December 31, 2007, the Company has also temporarily leased 33% of the property. The Company is in the process of expanding and renovating its St. Augustine center. The Company expects to complete the expansion and renovation in the fourth quarter of 2008. The Company purchased the land adjacent to the existing center and the related development rights in the fourth quarter of 2007, and began the renovation and expansion. Total project costs to date at December 31, 2007 totaled approximately $5.0 million, including the purchase of the land and the development rights. Total project costs are expected to estimate approximately $35.2 million. The Company intends to fund the costs of this project using a portion of the proceeds from our offering.

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

In-place rents, net of rent concessions, and average occupancy for the four properties as of December 31, 2007 and 2006 was as follows:

	As of December 31,
	2007	2006
In-place annualized rents	$7.9 million	$8.6 million
Occupancy Percentage	91.50%	91.60%

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)
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

The acquisition price for the Sublease Interest was $122 million, exclusive of acquisition-related costs incurred by the Joint Venture ($3.5 million), pro rated operating expenses paid at closing ($4.1 million), financing-related costs ($1.9 million) and construction, insurance and tax reserves ($1.0 million). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. As an inducement to Lender to make the loan, Owner has agreed to provide Lender with a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business.   To date, the lender did not share in any net profits of the project. The lender also has a conversion option, which if upon exercised, would grant the lender a special membership interest in the Joint Venture whereby the lender will receive 35% of all distributions resulting from a capital transaction after the return of the member’s equity investment plus the member’s allowed return’s as specified in the “Net Profits Agreement”. In addition, the Company paid $1.6 million to the Advisor as an acquisition fee and legal fees to its attorney of approximately $0.1 million. The acquisition and legal fees were charged to expense by the Company during the first quarter of 2007, and are included in general and administrative expenses for the year ended December 31, 2007.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company contributed an additional $0.6 million in 2007. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the year ended December 31, 2007, the Company’s results included a $7.3 million loss from investment in this unconsolidated joint venture, resulting in a net investment balance of approximately $6.3 million as of December 31, 2007. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $16.4 million are available to fund these improvements.

In-place rents, net of rent concessions, and average occupancy for the property at December 31, 2007 was as follows:

As of December 31, 2007
In-place annualized rents	$36.4 million
Occupancy Percentage	89.7%

The following table represents the condensed income statement for the unconsolidated joint venture for the period from January 4, 2007(date of inception) through December 31, 2007 (information derived from audited financial statements as of December 31, 2007):

For period from January 4, 2007 (date of inception) through December 31, 2007
Total revenue	$37,447,442

Total property expenses	26,701,480
Depreciation and amortization	16,214,919
Interest expense	9,490,576

Operating loss	(14,959,533)

Other income	126,985

Net loss	(14,832,548)

Company's share of net operating loss (49%)	$(7,267,949)

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

The following table represents the condensed balance sheet for the unconsolidated joint venture as of December 31, 2007 (information derived from audited financial statements as of December 31, 2007,):

As of December 31, 2007
Real estate, at cost (net):	$120,370,913
Cash and restricted cash	11,458,097
Other assets	9,475,857

Total assets	$141,304,867

Mortgage note payable	110,847,201
Other liabilities	17,640,362
Members' capital	12,817,304

Total liabilities and members' capital	$141,304,867

49% Investment in Joint Venture	$6,284,675

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

In-place rents, net of rent concessions, and occupancy for the properties at December 31, 2007 were as follows:

As of December 31, 2007
In-place annualized rents	$6.3 million
Occupancy Percentage	94.9%

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)
Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of the Company’s offering. Upon completion in March 2008, the center opened and is occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

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

The Company entered into a construction loan in December 2007 to fund the development of the power retail center at its Lake Jackson, Texas Location. The loan requires monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is non-recourse to the Company. The loan allows the Company to draw up to $8.2 million, and then will require monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is non-recourse to the Company. The loan is guaranteed by the Company. The balance at December 31, 2007 was $5.8 million. The loan matures on December 4, 2009.

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

Three tenants will occupy 100% of the property’s rentable square footage. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these major tenants:

Name of Tenant	BusinessType	Square Feet Leased	Percentage of Leasable Space	Annual Rent Payments	Lease Term from Commencement	Party with Renewal Rights
Best Buy	Electronics Retailer	20,200	32.90%	$260,000	10 years	Tenant
Office Depot	Office Supplies Retailer	21,000	34.30%	$277,200	10 years	Tenant
Petsmart	Pet Supply Retailer	20,087	32.80%	$231,001	10 years	Tenant

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Houston Extended Stay Hotels

On October 17, 2007, the Company, through TLG Hotel Acquisitions LLC, a wholly owned subsidiary of our operating partnership (together with such subsidiary, the “Houston Partnership”), acquired two hotels located in Houston, TX (the “Katy Hotel”) and Sugar Land, TX (the “Sugar Land Hotel” and together with the Katy Hotel, the “Hotels”) from Morning View Hotels - Katy, LP, Morning View Hotels - Sugar Land, LP and Point of Southwest Gardens, Ltd ., pursuant to an Asset Purchase and Sale Agreement. The seller is not an affiliate of the Company or its subsidiaries.

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

The Hotels were recently remodeled by the previous owner; however the Company intends to make a $2.8 million dollar investment in capital expenditures in 2008 to convert the Hotels to Extended Stay Deluxe (“ESD”) brand properties. The ESD brand is under license from an affiliate within the Extended Stay Hotels group of companies. The Company expects these additional renovations to be conducted over a 1-year period and will include implementing ESD’s national reservation system, new carpeting, new paint, new signage, exterior façade improvements, re-striping parking lot, guest room upgrades, landscaping and constructing pools.

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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

In connection with the Loan, the Company guaranteed the complete performance of the Houston Borrowers’ obligations with respect to the renovations and certain other customary guarantees.

Camden Properties

On November 16, 2007, the Company through wholly owned subsidiaries of the partnership acquired five apartment communities (“Camden Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties) from Camden Operating, L.P. (the “Seller”). The Seller is not affiliated with the Company or its subsidiaries.

The Properties, built between 1980 and 1987, are comprised of 1,576 apartment units, in the aggregate, contain a total of 1,124,249 net rentable square feet, and were 94% occupied at acquisition.

The aggregate acquisition price for the Camden Properties was approximately $99.3 million, including acquisition-related transaction costs. Approximately $20.0 million of the acquisition cost was funded with offering proceeds from the sale of the Company’s common stock and approximately $79.3 million was funded with five substantially similar fixed rate loans with Fannie Mae secured by each of the Camden Properties.

In connection with the acquisition of the properties, our Advisor received an acquisition fee of 2.75% of the gross contract price for the Camden Properties or approximately $2.65 million.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The loans require monthly installments of interest only through the first three years and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due. Although the loans were allocated among the Camden Properties, the aggregate loan amount is secured by all of the Properties.

In-place rents, net of rent concessions, and occupancy for the properties at December 31, 2007 were as follows:

As of December 31, 2007
In-place annualized rents	$10.5 million
Occupancy Percentage	86.9%

Sarasota, Florida

On March 1, 2007, the Company entered into an option agreement to participate in a joint-venture with its Sponsor (the “JV Option” with respect to the potential joint venture, the “Joint Venture”) for the purchase of a property located at 2150 Whitfield Avenue, Sarasota, Florida (the “Sarasota Property”). On November 15, 2007, the Company exercised the JV Option and, through a wholly-owned subsidiary of the Company’s operating partnership, entered into the Joint Venture and acquired the Sarasota Property.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

In July, 2007, CAD Funding, LLC (“CAD”), an affiliate of Park Avenue Funding, LLC, had the highest bid on the Sarasota Property in a foreclosure action. Park Avenue Funding, LLC, is a real estate lending company founded in 2004 and an affiliate of the Company’s Advisor and Sponsor. CAD initiated the foreclosure action following the default of an unaffiliated third party on a loan made to the third party by CAD, for which the Sarasota Property served as security. Prior to the entry of the foreclosure judgment, the Sponsor expressed an interest in bidding at the foreclosure sale in anticipation that the Registrant would exercise the JV Option. On August 6, 2007, the Sarasota Property was indirectly acquired by the Sponsor. The Sarasota Property was contributed to the Joint Venture prior to the Registrant’s exercise of the JV Option. The contribution to the Joint Venture by the Company was $13.1 million of offering proceeds used to acquire the Sarasota Property. The property was independently appraised in May of 2006 for $17.4 million. At December 31, 2007, the Company holds a 100% interest in the Joint Venture, and the Sponsor remains a member in the joint venture  The Company now owns 100% of the joint venture and the joint venture is fully consolidated in the Company’s financial statements for the year ended December 31, 2007.

In evaluating the Sarasota Property as a potential acquisition, the Company has considered a variety of factors, and determined that the acquisition cost was at a substantial discount to current market value. The Sarasota Property is subject to competition from similar properties within its market area, and economic performance could be affected by changes in local economic conditions. The Sarasota Property currently does not possess a tenant and is experiencing negative cash flows; however the Venture is currently negotiating with prospective tenants. The Company evaluated the asset in accordance with SFAS 144, and determined that its valuation exceeded its carrying value at December 31, 2007.

As of December 31, 2007, the approximate fixed future minimum rentals from the Company’s commercial real estate properties, excluding Brazos Crossing which was not yet open at December 31, 2007, are as follows:

						Beyond	Total
Building	2008	2009	2010	2011	2012	2012	Min. Rent
St Augustine	1,848,478	1,319,168	659,593	242,863	24,516	9,842	4,104,460
Oakview Plaza	2,543,280	2,432,693	1,929,906	1,592,466	1,592,466	1,633,716	11,724,527
Gulf Industrial Portfolio	5,833,708	4,478,402	2,458,461	1,483,635	433,669	28,274	14,716,149
Total	10,225,466	8,230,263	5,047,960	3,318,964	2,050,651	1,671,832	30,545,136

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the year ended December 31, 2007 and December 31, 2006, respectively, as if the above described acquisitions had occurred at January 1, 2006. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the year ended December 31, 2007 and December 31, 2006, respectively, or for any future period.

	Year ended
	December 31,
	2007	2006

Real estate revenues	$39,256,808	$39,825,189
Equty in loss from investment in unconsolidated joint venture	(7,267,949)	(8,548,062)
Net loss	(9,993,332)	(16,380,741)
Basic and diluted loss per share	$(0.71)	$(2.97)

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

4. Mortgages Payable

Mortgages payable, totaling approximately $237.6 million at December 31, 2007, consists of the following:

Property	Loan Amount	Interest Rate	Maturity Date	Amounts due at Maturity
St. Augustine	$27,051,571	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,040,000	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Total of eleven outstanding mortgage loans at December 31, 2007	$237,610,371			$222,022,021

LIBOR at December 31, 2007 was 4.60%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, when the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate mortgages	$10,353,360	$338,052	$359,526	$1,586,957	$2,781,012	$222,191,464	$237,610,371

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

Pursuant to the Company’s loan agreements, escrows in the amount of $9.6 million were held in restricted escrow accounts at December 31, 2007. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan will mature on October 16, 2008, subject to the 6-month extension option described above, at which time payment of the entire principal balance, together with all accrued and unpaid interest and all other amounts payable thereunder will be due. The mortgage loan is secured by the Hotels and will be non-recourse to the Company. The Company intends to extend, repay or refinance this loan upon its maturity in October of 2008.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The loans require monthly installments of interest only through the first three years and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due. Although the loans were allocated among the Camden Properties, the aggregate loan amount is secured by all of the Properties.

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine, Houston extended stay hotels and Southeastern Michigan multi family properties. The Company was in compliance with its financial covenants at December 31, 2007.

5. Notes Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the power retail center at its Lake Jackson, Texas Location. The loan allows the Company to draw up to $8.2 million, and then will require monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is non-recourse to the Company. The loan is guaranteed by the Company. The balance at December 31, 2007 was $5.8 million. The loan matures on December 4, 2009.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

6. Intangible Assets

At December 31, 2007, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

In accordance with SFAS No. 141, during the fourth quarter of 2006, based on additional information obtained subsequent to the close of the St. Augustine, Florida property, the Company adjusted the purchase price allocation for this property.

The following table sets forth the Company’s intangible assets as of December 31, 2007 and December 31, 2006:

	At December 31, 2007			At December 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired in-place lease intangibles	$4,628,921	$(2,646,629)	$1,982,292	$3,167,190	$(1,365,512)	$1,801,678

Acquired above market lease intangibles	1,203,902	(373,175)	830,727	677,245	(75,258)	601,987

Acquired leasing costs	1,758,805	(605,093)	1,153,712	854,886	(119,807)	735,079

Acquired below market lease intangibles	4,266,726	(1,874,843)	2,391,883	2,964,498	(953,435)	2,011,063

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2007:

Amortization of:	2008	2009	2010	2011	2012	Thereafter	Total
Acquired above market lease value	$386,759	$206,755	$97,974	$53,943	$23,379	$61,917	$830,727

Acquired below market lease value	(1,116,755)	(578,214)	(282,515)	(137,611)	(94,455)	(182,333)	(2,391,883)

Projected future net rental income decrease	$(729,997)	$(371,458)	$(184,541)	$(83,668)	$(71,076)	$(120,416)	$(1,561,156)

Acquired in-place lease value	$812,091	$520,951	$228,538	$113,896	$72,985	$233,831	$1,982,292

Actual total amortization expense included in depreciation and amortization expense in our statement of operations was $1.9 million, $1.5 million and $0 for the years ended December 31, 2007, 2006 and 2005. Amortization of acquired above and below market lease values is included in total revenues on our statement of operations was $0.6 million, $0.9 million and $0 for the years ended December 31, 2007, 2006 and 2005.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

7. Distributions Payable

On September 24, 2007, the Company’s Board of Directors declared a dividend for the three-month period ending December 31, 2007. The dividend was calculated based on stockholders of record each day during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend in the amount of $2.2 million was paid in full in January 2008 using a combination of cash ($1.3 million), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($0.9 million). The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. On September 24, 2007, the Company’s Board of Directors also declared dividends for its special general partner interests. The distribution for the fourth quarter 2007 in the amount of $0.2 million was included in distributions payable at December 31, 2007 and was paid in January 2008.

8. Deposit for Real Estate Purchase

At December 31, 2006, the Company recorded $8.4 million as a refundable deposit for two real estate transactions that subsequently closed in the first quarter. Deposits for real estate were returned to the Company upon the conclusion of its due diligence where such properties are deemed infeasible for acquisition. At December 31, 2007, there were no refundable deposits recorded.

9. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of December 31, 2007 and 2006, the Lightstone REIT had no outstanding preferred shares.

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
December 31, 2007, 2006 and 2005 (continued)

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had 13.6 million and 4.3 million shares of common stock outstanding as of December 31, 2007 and 2006, respectively.

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

The Lightstone REIT’s stock option plan provides for the automatic grant of a nonqualified stock option to each of the Lightstone REIT’s independent directors, without any further action by the board of directors or the stockholders, to purchase 3,000 shares of the Lightstone REIT’s common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under the stock option plan will be fixed at $10 per share until the termination of the Lightstone REIT’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. The Company granted 9,000 options to its independent directors on the date of the annual stockholder’s meeting on July 9, 2007 under the Lightstone REIT’s current plan. The expense required to be recorded by the Company was insignificant.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FAS No. 123(R), Share-Based Payment (FAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, FAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. There were no options grants prior to 2007, and as such, there was no compensation expense recognized during the years ended December 31, 2006 and 2005. The compensation expense included in general and administrative expenses for the year ended December 31, 2007, was insignificant. Stock-based compensation is classified within general and administrative expense in the consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures, which is an immaterial adjustment. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Notwithstanding any other provisions of the Lightstone REIT’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

Dividends

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2007, 2006 and for the quarter ending March 31, 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared for the year ended December 31, 2007 and 2006 were $7.1 million and $1.1 million, respectively. The dividend declared for the quarter ending March 31, 2008 will be paid in cash, in April 2008, to stockholders of record as of March 31, 2008.

10. Related Party Transactions

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
December 31, 2007, 2006 and 2005 (continued)

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

Fees	Amount
Property Management - Residential/Retail/ Hospitality
The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Lightstone REIT may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Fees	Amount
Reimbursement of Other expenses
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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special General partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Distributions of $0.7 million were declared and $0.5 million were paid during the year ended December 31, 2007. The distribution for the fourth quarter 2007 in the amount of $0.2 million was paid in January 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2007 and will always be subordinated until stockholders receive a stated preferred return, as described below:

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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Liquidating Stage Distributions	Amount of Distribution
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

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

The Lightstone REIT pursuant to the arrangements described above has recorded the following amounts as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
Acquisition fees	$6,551,896	$2,771,992	-
Asset management fees	1,033,371	274,724	-
Property management fees	1,057,272	328,532	-
Acquisition expenses reimbursed to Advisor	635,848	-	-
Total	$9,278,387	$3,375,248	-

In July of 2007, the Company purchased a $16.0 million certificate of deposit with an affiliate of the Advisor. The certificate of deposit matured in less than three months, and earned interest at 10 percent. The Company redeemed the certificate of deposit in September of 2007, and has included $0.3 million in interest income from this investment.

11. Segment Information

The Company currently operates in five business segments as of December 31, 2007: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate (iv) office real estate and (v) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2007, 2006 and 2005 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2007, 2006 and 2005. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

Selected results of operations for the years ended December 31, 2007, 2006 and 2005, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Residential	Industrial	Hospitality	Office	Corporate	Year Ended December 31, 2007
Revenues:
Rental income	$5,870,238	$9,115,538	$6,010,341	$534,088	$-	$-	$21,530,205
Tenant recovery income	2,077,295	129,533	1,520,368	2,254	-	-	3,729,450
	7,947,533	9,245,071	7,530,709	536,342	-	-	25,259,655

Expenses:
Property operating expenses	2,735,067	4,431,535	1,805,789	607,439	-	-	9,579,830
Real estate taxes	949,572	1,056,977	698,489	34,828	-	-	2,739,866
General and adminsitrative costs	6,205	252,591	5,919	1,568	-	3,444,080	3,710,363
Depreciation and amortization	2,210,951	1,306,107	2,579,386	66,993	-	-	6,163,437
Operating expenses	5,901,795	7,047,210	5,089,583	710,828	-	3,444,080	22,193,496
Net property operations	2,045,738	2,197,861	2,441,126	(174,486)	-	(3,444,080)	3,066,159

Other income / (expense)	25,020	1,151,017	13,021	259,661	-	(286,679)	1,162,040
Interest income	99,779	4,413	12,047			1,763,529	1,879,768
Gain on Sale of Securities						1,301,949	1,301,949
Interest expense	(3,276,738)	(3,045,229)	(2,900,529)	(161,887)	-	-	(9,384,383)
Loss in Unconsolidated joint ventures	-	-	-	-	(7,267,949)	-	(7,267,949)
Minority interest	-	-	-	-	-	26	26
Net loss applicable to common shares	$(1,106,201)	$308,062	$(434,335)	$(76,712)	$(7,267,949)	$(665,255)	$(9,242,390)

Balance sheet financial data at December 31, 2007:

Real estate assets, net	$70,071,922	$141,155,304	$76,820,677	$16,249,048	$-	$-	$304,296,951
Restricted escrows	5,937,368	2,665,972	992,113	-	-	-	9,595,453
Investment in unconsolidated joint venture	-	-	-	-	6,284,675	-	6,284,675

Due from Affiliate	-	-	-	-	-	-	-
Tenant and other accounts receivable	758,060	338,685	372,683	61,752	-	-	1,531,180
Acquired in-place lease intangibles, net	1,079,320	-	902,972	-	-	-	1,982,292
Acquired above market lease intangibles, net	437,907	116,077	276,743	-	-	-	830,727
Deferred leasing costs, net	634,205	-	674,386	-	-	-	1,308,591
Deferred financing costs, net	676,163	1,060,173	312,298	105,926	-	-	2,154,560
Other assets	126,652	676,521	200,877	251,786	-	118,364	1,374,200
Non-segmented assets	-	-	-	-	-	40,342,725	40,342,725

Total Assets	$79,721,597	$146,012,732	$80,552,749	$16,668,512	$6,284,675	$40,461,089	$369,701,354
Total Mortage and Note Payable	$60,376,858	$119,993,800	$53,025,000	$10,040,000	$-	$-	$243,435,658

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

	Retail	Residential	Industrial	Hospitality	Office	Corporate	Year Ended December 31, 2006
Revenues:
Rental income	$3,292,292	$3,979,446	$-	$-	$-	$-	$7,271,738
Tenant recovery income	990,929	-	-	-	-	-	990,929
	4,283,221	3,979,446	-	-	-	-	8,262,667
Expenses:
Property operating expenses	1,666,335	1,990,579	-	-	-	-	3,656,914
Real estate taxes	400,968	481,244	-	-	-	-	882,212
Depreciation and amortization	1,279,376	1,395,443	-	-	-	-	2,674,819
General and adminsitrative costs	-	-	-	-	-	808,502	808,502
Operating expenses	3,346,679	3,867,266	-	-	-	808,502	8,022,447
Net property operations	936,542	112,180	-	-	-	(808,502)	240,220

Other income	59,256	291,705	-	-	-	-	350,961
Interest income	70,339	-	-	-	-	389,577	459,916
Interest expense	(1,322,050)	(1,265,477)	-	-	-	-	(2,587,527)
Minority interest	-	-	-	-	-	86	86
Net income applicable to common shares	$(255,913)	$(861,592)	$-	$-	$-	$(418,839)	$(1,536,344)

Balance sheet financial data at December 31, 2006:

Real estate assets, net	$59,195,731	$41,978,151	$-	$-	$-	$-	$101,173,882
Restricted escrows	5,167,687	1,744,891	-	-	-	-	6,912,578
Deposit for real estate purchase	-	-	-	-	-	8,435,000	8,435,000
Tenant and other accounts receivable	-	-	-	-	-	-	-
Acquired in-place lease intangibles, net	1,553,340	248,338	-	-	-	-	1,801,678
Acquired above market lease intangibles, net	601,987	-					601,987
Deferred financing costs, net	758,438	-	-	-	-	-	758,438
Other assets	113,426	446,900	-	-	-	11,660	571,986
Non-segmented assets	-	-				20,452,668	20,452,668

Total Assets	$67,390,609	$44,418,280	$-	$-	$-	$28,899,328	$140,708,217
Total mortgage and note payable	$54,750,000	$40,725,000	$-	$-	$-	$-	$95,475,000

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Year Ended December 31, 2005
Revenues:
Rental income	$-	$-	$-	$-	$-	$-	$-
Tenant recovery income	-	-	-	-	-	-	-
	-	-	-	-	-	-	-
Expenses:
Property operating expenses	-	-	-	-	-	-	-
Real estate taxes	-	-	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-	-	-
General and adminsitrative costs	-	-	-	-	-	117,571	117,571
Operating expenses	-	-	-	-	-	117,571	117,571
Net property operations	-	-	-	-	-	(117,571)	(117,571)

Interest and other income	-	-	-	-	-	-	-
Interest expense	-	-	-	-	-	-	-
Minority interest	-	-	-	-	-	1,164	1,164
Net income applicable to common shares	$-	$-	$-	$-	$-	$(116,407)	$(116,407)

Balance sheet financial data at December 31, 2005:

Real estate assets, net	$-	$-	$-	$-	$-	$-	$-
Restricted escrows	-	-	-	-	-	-	-
Deposit for real estate purchase	-	-	-	-	-	-	-
Tenant and other accounts receivable	-	-	-	-	-	-	-
Acquired in-place lease intangibles, net	-	-	-	-	-	-	-
Acquired above market lease intangibles, net	-	-	-	-	-	-	-
Deferred financing costs, net	-	-	-	-	-	-	-
Other assets	-	-	-	-	-	-	-
Non-segmented assets	-	-	-	-	-	430,996	430,996

Total Assets	$-	$-	$-	$-	$-	$430,996	$430,996

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (continued)

12. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2007 and 2006:

	2007
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$25,259,655	$7,985,616	$6,051,962	$6,006,174	$5,215,903

Net loss	(9,242,390)	(543,596)	(1,884,211)	(2,451,828)	(4,362,755)

Net loss per common share, basic and diluted	$(1.01)	$(0.04)	$(0.17)	$(0.32)	$(0.86)

	2006
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$8,262,667	$3,698,776	$3,071,771	$1,479,310	$12,810

Net income (loss)	(1,536,344)	(739,636)	(822,606)	116,060	(90,162)

Net income (loss) per common share, basic and diluted	$(0.96)	$(0.22)	$(0.46)	$0.13	$(0.37)

13. Legal Proceedings

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
December 31, 2007, 2006 and 2005 (continued)

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

Lightstone Value Plus REIT, Inc.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2007

		Initial Cost (A)		Costs Capitalized Subsequent	Gross amount at which carried at end of period			Accumulated
	Encumbrance	Land	Buildings and Improvements	to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Depreciation (C)	Date Acquired	Depreciable Life (D)
Belz Factory Outlet St Augustine, FL	27,051,571	$5,384,290	$22,374,795	$38,595	$5,384,290	$22,413,390	$27,797,680	$(1,512,275)	3/29/2006	(D	)

Four Residential Communities
Southeatern, Michigan	40,725,000	8,051,125	34,297,538	413,552	8,116,520	34,645,695	42,762,215	(1,318,109)	6/29/2006	(D	)

Oakview Plaza
Omaha, Nebraska	27,500,000	6,705,942	25,462,968	660,521	7,355,942	25,473,490	32,829,432	(804,789)	12/21/2006	(D	)

Gulfcoast Industrial Portfolio
New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	53,025,000	12,767,476	51,648,719	482,798	12,767,476	52,131,516	64,898,992	(1,552,037)	2/1/2007	(D	)

Brazos Crossing
Lake Jackson, Texas	-	1,688,326	-	-	1,688,326	-	1,688,326	-	6/29/2007	(D	)

Belz Factory Outlet
St Augustine, FL	-	2,842,650	-	-	2,842,650	-	2,842,650	-	10/2/2007	N/A

Houston ES Hotels
Houston, Texas	10,040,000	1,900,546	14,359,818	-	1,900,546	14,359,818	16,260,364	(62,315)	10/17/2007	(D	)

Sarasota
Sarasota, Florida	-	2,000,000	11,291,586	-	2,000,000	11,291,586	13,291,586	(35,286)	11/15/2007	(D	)

Camden Apartments
Tampa, Florida	79,268,800	19,976,388	79,905,549	-	19,976,388	79,905,549	99,881,937	(170,739)	11/16/2007	(D	)

Total	$237,610,371	$61,316,743	$239,340,973	$1,595,466	$62,032,138	$240,221,044	$302,253,182	$(5,455,550)

Notes To Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2007	2006	2005
Balance at beginning of year	$102,358,472	$-	$-
Purchases of investment properties	201,484,789	104,093,295	-
Acquired in-place lease intangibles	(1,461,731)	(3,167,190)	-
Acquired in-place lease intangibles (commissions)	(903,919)	(677,245)	-
Acquired above market lease intangibles	(526,657)	(854,886)	-
Acquired below market lease intangibles	1,302,228	2,964,498	-

Balance at end of year	$302,253,182	$102,358,472	$-

(C) Reconciliation of accumulated depreciation, note amortization is not included for purposes of this disclosure:

	For the years ended Decmeber 31,
	2007	2006	2005

Balance at beginning of period	$1,184,590	$-	$-
Depreciation expense	4,298,367	1,184,590	-
Disposals	(27,407)	-	-
Balance at end of period	$5,455,550	$1,184,590	$-

 (D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no disagreements on accounting or financial disclosure during 2007.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Interim Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Interim Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our Advisor’s management, including our Chairman and Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 14, 2008 concerning each of our directors serving in such capacity:

			Year Term of	Served as
		Principal Occupation and	Office Will	a Director
Name	Age	Positions Held	Expire	Since
David Lichtenstein	47	Chief Executive Officer, President and Chairman of the Board of Directors	2008	2004
Edwin J. Glickman	75	Director	2008	2005
George R. Whittemore	58	Director	2008	2006
Shawn R. Tominus	48	Director	2008	2006
Bruno de Vinck	62	Chief Operating Officer, Senior Vice President, Secretary and Director	2008	2005

David Lichtenstein is the Chairman of our board of directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail and Park Avenue Bank, both private companies.

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

Executive Officers:

The following table presents certain information as of March 1, 2008 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	47	Chief Executive Officer, President and Chairman of the Board of Directors
Bruno de Vinck	62	Chief Operating Officer, Senior Vice President, Secretary and Director
Stephen Hamrick	55	President
Joseph Teichman	34	General Counsel
Jenniffer Collins	38	Interim Chief Financial Officer and Interim Treasurer
Joshua Kornberg	34	Vice Presdient, Acquisitions

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Stephen H. Hamrick is our President and the President and CEO of our broker dealer. Mr. Hamrick previously served as our Vice President of Investor Relations. Prior to joining us in July of 2006, Mr. Hamrick served five years as President of Carey Financial Corporation and Managing Director of W.P. Carey & Co. Mr. Hamrick is a member of the Committee on Securities for the American Stock Exchange and The Board of Trustees of The Saratoga Group of Funds. In the 1990s, Mr. Hamrick developed an electronic trading business utilized by the institutional customers of Cantor Fitzgerald, including brokerage firms and banks, to trade privately held securities; spent two years as CEO of a full-service, investment brokerage business at Wall Street Investor Services, where he executed a turnaround strategy and the ultimate sale of that business; and served as Chairman of Duroplas Corporation, a development stage company building on proprietary technology that enables the production of thermoplastic compounds. From 1988 until 1994, Mr. Hamrick headed up Private Investments at PaineWebber Incorporated and was a member of the firm’s Management Council. From 1975 until joining PaineWebber, he was associated with E.F. Hutton & Company, holding positions ranging from Account Executive to National Director of Private Placements. Mr. Hamrick has served on the Listings Panel for NASDAQ, as Chairman of the Securities Industry Association’s Direct Investment Committee and as Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

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

Jenniffer Collins is our interim Chief Financial Officer and interim Treasurer and previously served as our Controller from October of 2006 until September of 2007. Prior to joining us, Mrs. Collins served as the Corporate Controller for Orchid Cellmark, Inc., a publicly traded bio-technology company, from February 2004 through October 2006. From August 2001 through January 2004, Mrs. Collins served as the Director of Finance and Investor Relations for Tellium, Inc., an optical switching company which was purchased by Zhone Technologies, Inc. in November of 2003. Prior to that, Mrs. Collins spent two years at Keynote Systems, Inc., a start-up internet services company that went public in September of 1998. Mrs. Collins has over seven years experience in public accounting including a position with PricewaterhouseCoopers in the audit practice for the real estate group. She earned her CPA in New Jersey in 1993 and graduated with a B.S. in accounting from Lehigh University.

Joshua Kornberg is our Vice President, Acquisitions and is also Senior Vice President, Director of Acquisitions for The Lightstone Group. Prior to joining the Lightstone Group in 2006, Mr. Kornberg developed more than 10 years of experience in acquisitions, development, and asset management with The RREEF Funds, Morgan Stanley and TrizecHahn. Mr. Kornberg holds an MBA from York University with a dual specialization in Finance and Real Estate.

Section 16 (a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934.  Our directors, executive officers and the holders of more than 10% of our common stock are not subject to Section 16(a), and they were not required to file reports under Section 16(a) for the fiscal years ended December 31, 2007 and 2006.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 1, 2008 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT
David Lichtenstein	20,000	0.1%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	-	-
Jenniffer Collins	-	-
Joseph Teichman	-	-
Stephen Hamrick	10,000	0.1%
Joshua Kornberg	-	-
Our directors and executive officers as a group (9 persons)	30,000	0.2%

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

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2007:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	9,000	$10.00	66,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	9,000	$10.00	66,000

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

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay to our Property Manager property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. Total property management fees paid for the year ended December 31, 2007 and 2006 totaled approximately $1.1 million and $0.3 million, respectively.

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

We will pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. Total acquisition fees recorded for the year ended December 31, 2007 and 2006 were approximately $6.6 million and $2.8 million, respectively. Total asset management fees recorded for the year ended December 31, 2007 and 2006 were approximately $1.0 million and $0.3 million, respectively. Total acquisition expenses recorded to the Advisor for the year ended December 31, 2007 and 2006 were $0.6 million and $0, respectively.

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued and will continue to issue special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incur in connection with our organization and the offering of our common stock. As of December 31, 2007 and 2006, Lightstone SLP, LLC had contributed $13.0 million and $4.3 million, respectively to the Operating Partnership in exchange for special general partner interests. Lightstone SLP, LLC contributed an additional $0.2 million in January 2008 related to 2007 offering costs. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

From time to time, Lightstone purchases title insurance from an agent in which our sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

On January 4, 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). On the same date, an indirect, wholly owned subsidiary acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The property has approximately 915,000 leasable square feet, and as of the acquisition date, was 87.6% occupied (approximately 300 tenants) and leased by tenants generally engaged in the female apparel business. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with this ground lease.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner & Mattia audited our financial statements for the year ended December 31, 2007 and 2006. Amper, Politziner & Mattia report directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Lightstone REIT for the year ended December 31, 2007 and 2006 by the Lightstone REIT’s principal accounting firm of Amper, Politziner & Mattia:

	2007	2006
Audit Fees	$150,000	$125,000
Audit-Related Fees	18,250	41,500
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$168,250	$166,500

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

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited financial statements as of and for the year ended December 31, 2007.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2007

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

10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association

10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association

10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC

10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC

10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC

10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC

10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.

10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.

10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.

10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.

10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.

10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

EXHIBIT NO.	DESCRIPTION
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.

10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP

10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP

10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP

10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association

10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association

10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association

10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association

10.33***	Consent and Agreement of Beacon Property Management, LLC

10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC

10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC

10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.

10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.

10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.

10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.

10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.

10.41++	Agreement of Purchase and Sale

10.42++	First Amendment to Agreement of Purchase and Sale

10.43+++	Assignment and Assumption of Agreement of Purchase and Sale

10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association

10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association

10.46 #	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC

10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.

10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.

10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).

10.50	Consolidated Financial Statements for 1407 Broadway Mezz II LLC and Subsidiaries as of December 31, 2007.

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
99*	Letter from Lightstone Securities to Subscribers

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)

**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006

***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006

+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007

++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007

+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007

#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.

##
Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 28, 2008	By:	/s/ David Lichtenstein
David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2008
David Lichtenstein

/s/ Jenniffer Collins	Interim Chief Financial Officer and Treasurer	March 31, 2008
Jenniffer Collins

/s/ Bruno de Vinck	Director	March 31, 2008
Bruno de Vinck

/s/ Shawn R. Tominus	Director	March 31, 2008
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	March 31, 2008
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2008
George R. Whittemore