Form 10-Q
period 2008-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2008-05-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☐ No ☑

As of May 6, 2008, there were 18.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Investment property:
Land	$62,045,065	$62,032,138
Building	240,381,820	240,221,044
Construction in Progress	9,481,806	7,499,319
	311,908,691	309,752,501
Less accumulated depreciation	(6,879,446)	(5,455,550)
Net investment property	305,029,245	304,296,951

Investment in unconsolidated real estate joint venture	5,342,186	6,284,675
Cash and cash equivalents	60,371,813	29,589,815
Marketable Securities	11,228,129	10,752,910
Restricted escrows	9,695,408	9,595,453
Tenant and other accounts receivable	1,764,978	1,531,180
Acquired in-place lease intangibles (net of accumulated amortization of $2,639,375 and $2,646,629, respectively)	1,733,426	1,982,292
Acquired above market lease intangibles (net of accumulated amortization of $468,745 and $373,175, respectively)	728,914	830,727
Deferred intangible leasing costs (net of accumulated amortization of $594,551 and $605,093, respectively)	1,023,007	1,153,712
Deferred leasing costs (net of accumulated amortization of $56,000 and $50,606, respectively)	277,049	154,879
Deferred financing costs (net of accumulated amortization of $292,481 and $172,939, respectively)	2,041,089	2,154,560
Prepaid expenses and other assets	1,143,944	1,374,200
Total Assets	$400,379,188	$369,701,354

Liabilities and Stockholders' Equity
Mortgages payable	$238,217,148	$237,610,371
Note payable	6,386,370	5,825,286
Accounts payable and accrued expenses	5,947,181	5,811,535
Due to sponsor	690,985	521,427
Tenant allowances and deposits payable	950,679	943,854
Distributions payable	2,923,055	2,463,361
Prepaid rental revenues	953,001	1,066,724
Acquired below market lease intangibles (net of accumulated amortization of $1,525,547 and $1,874,843, respectively)	2,058,352	2,391,883
	258,126,771	256,634,441

Minority interest in partnership	16,739,580	12,954,715

Commitments and contingencies

Stockholders' equity:
Preferred shares, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 17,338,504 and 13,606,608 shares issued and outstanding, respectively	173,385	136,066
Additional paid-in-capital	154,225,742	120,297,590
Accumulated other comprehensive loss	(4,779,853)	(1,199,278)
Accumulated distributions in addition to net loss	(24,106,437)	(19,122,180)
Total stockholder’s equity	125,512,837	100,112,198
Total Liabilities and Stockholders' Equity	$400,379,188	$369,701,354

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007

Revenues:
Rental income	$8,704,282	$4,499,624
Tenant recovery income	1,069,527	716,279
	9,773,809	5,215,903
Expenses:
Property operating expenses	4,116,309	1,985,214
Real estate taxes	1,038,193	584,643
General and administrative costs	1,036,216	2,000,618
Depreciation and amortization	2,160,570	1,432,299
	8,351,288	6,002,774
Operating income (loss)	1,422,521	(786,871)

Other income	146,091	211,282
Interest income	884,597	139,415
Interest expense	(3,571,978)	(1,906,876)
Loss from investment in unconsolidated joint venture	(942,488)	(2,019,896)
Minority interest	55	191
Net loss applicable to common shares	$(2,061,202)	$(4,362,755)

Net loss per common share, basic and diluted	$(0.14)	$(0.86)

Weighted average number of common shares outstanding, basic and diluted	15,239,189	5,089,327

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

							Accumulated
	Preferred Shares		Common Shares		Additional	Accumulated Other	Distributions in	Total
	Preferred		Common		Paid-In	Comprehensive	Addition to Net	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Loss	Equity

BALANCE, December 31, 2007	-	$-	13,606,608	$136,066	$120,297,590	$(1,199,278)	$(19,122,180)	$100,112,198

Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,061,202)	(2,061,202)
Unrealized loss on available for sale securities	-	-	-	-	-	(3,580,575)	-	(3,580,575)
Total comprehensive loss								(5,641,777)
Distributions declared						-	(2,923,055)	(2,923,055)
Proceeds from offering	-	-	3,638,331	36,383	36,507,949	-	-	36,544,332
Selling commissions and dealer manager fees	-	-	-	-	(2,699,239)	-	-	(2,699,239)
Other offering costs	-	-	-	-	(768,487)	-	-	(768,487)
Proceeds from distribution reinvestment program			93,565	936	887,929	-	-	888,865

BALANCE, March 31, 2008	-	$-	17,338,504	$173,385	$154,225,742	$(4,779,853)	$(24,106,437)	$125,512,837

 The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,061,202)	$(4,362,755)
Loss allocated to minority interests	(55)	(191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,006,747	1,318,564
Amortization of deferred financing costs	119,542	23,632
Amortization of deferred leasing costs	153,823	113,738
Amortization of above and below-market lease intangibles	(231,718)	(72,725)
Equity in loss from investment in unconsolidated joint venture	942,488	2,019,896
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	286,866	21,212
Increase in tenant and other accounts receivable	(233,798)	(642,338)
Increase in tenant allowance and security deposits payable	6,825	365,116
Increase in accounts payable and accrued expenses	135,645	581,704
Increase in due to sponsor	238,111	-
Increase in prepaid rents	(113,722)	419,433
Net cash provided by (used in)operating activities	1,249,552	(214,714)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(2,692,071)	(57,884,831)
Purchase of marketable securities	(4,055,794)	-
Investment in unconsolidated joint venture	-	(12,985,864)
Funding of restricted escrows	(99,956)	(1,477,472)
Refundable deposit for investment in real estate	-	(3,685,000)
Net cash used in investing activities	(6,847,821)	(76,033,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages financing	685,561	53,025,000
Proceeds from note payable	561,084	-
Mortgage payments	(78,785)	-
Payment of loan fees and expenses	(6,071)	(343,814)
Proceeds from issuance of common stock	36,544,332	15,498,969
Proceeds from issuance of special general partnership units	3,716,367	1,553,757
Payment of offering costs	(3,467,726)	(1,553,757)
Due from escrow agent	-	163,949
Distributions paid	(1,574,495)	(350,039)
Net cash provided by financing activities	36,380,267	67,994,065

Net change in cash and cash equivalents	30,781,998	(8,253,816)
Cash and cash equivalents, beginning of period	29,589,815	19,280,710

Cash and cash equivalents, end of period	$60,371,813	$11,026,894

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,416,746	$1,637,284
Distributions declared	$2,923,055	$874,915
Unrealized loss on available for sale securities	$3,580,575	$-
Proceeds from shares issued in distribution reinvestment program	$888,865	$289,852

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Organization

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

As of March 31, 2008, cumulative gross offering proceeds, of approximately $170.4 million, which includes $3.1 million of proceeds from shares issued in distribution reinvestment program have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of March 31, 2008, offering costs of $16.7 million have been substantially offset by $16.7 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.1 million of SLP Units subsequent to March 31, 2008.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through March 31, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of March 31, 2008, offering costs incurred were slightly less than 10%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Primarily all such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the acquisition of the St. Augustine Outlet Mall in St. Augustine, Florida, the Michigan apartments, four multi-family communities in Southeast Michigan, Oakview Power Center, a retail power center and raw land in Omaha, Nebraska and the Gulf States industrial portfolio, which consisted of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties). In addition, the Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of the Brazos Crossing Power Center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent St. Augustine Outlet mall, and the Southeast Apartments, which consisted of five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and the Sugarland and Katy Highway Extended Stay Hotels located in Houston, TX . All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of March 31, 2008, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Marketable Securities

Our marketable securities consist of equity securities that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities . Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. Marketable securities with original maturities greater than three months and less than one year are classified as short-term; otherwise they are classified as long-term. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company to from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. At March 31, 2008 and December 31, 2007, the Company has included $4.8 million and $1.2 million of unrealized losses in accumulated other comprehensive loss. The following is a summary of the Company’s available for sale securities at March 31, 2008 and December 31, 2007:

	At March 31, 2008	At December 31, 2007

Cost	$16,007,982	$11,952,188
Unrealized loss	(4,779,853)	(1,199,278)

Fair Value at period end	$11,228,129	$10,752,910

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through March 31, 2008. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with ts first taxable year, which ended December 31, 2005. Accordingly, no provision for income tax has been recorded.

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through March 31, 2008, the Company has complied with the requirements for maintaining its REIT status.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 2008. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

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

Through March 31, 2008, the Advisor has advanced approximately $16.7 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $170.4 million from its public offering as of March 31, 2008, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to 10% of gross offering proceeds, which generally approximate $13.6 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $3.4 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage-debt and note payable as of March 31, 2008 approximated the book value of approximately $244.6 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted SOP 07-1 as required effective January 1, 2008.  The adoption of SOP 07-1 did not have a material effect on the consolidated results of operations or financial position.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Investment in Joint Venture

1407 Broadway

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from the Sponsor, our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company and the co-Venturer contributed approximately an additional $0.6 million in 2007. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the three months ended March 31, 2008 and 2007, the Company’s results included a $1.0 million and $2.0 million loss from investment in this unconsolidated joint venture, respectively resulting in a net investment balance of approximately $5.3 million as of March 31, 2008. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $15.5 million are available to fund these improvements.

In-place rents, net of rent concessions was $35.8 million, annualized at March 31, 2008 and average occupancy for the property at March 31, 2008 was 87.7%.

The following table represents the condensed income statement for the unconsolidated joint venture for the three month period ended March 31, 2008 and for the period from January 4, 2007 through March 31, 2007:

	For the three months ended March 31, 2008	For the period January 4, 2007 through March 31, 2007

Total Revenue	$9,815,133	$8,888,393

Total property operating expenses	6,329,600	6,292,085
Depreciation & Amortization	3,247,463	4,573,148
Interest Expense	2,161,516	2,145,396

Net operating loss	$(1,923,446)	$(4,122,236)

Company's share of net operating loss (49%)	$(942,488)	$(2,019,896)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table represents the condensed balance sheet for the unconsolidated joint venture as of March 31, 2008 and December 31, 2007:

	At March 31, 2008	At December 31, 2007

Real estate, at cost (net):	$111,392,285	$111,361,237
Intangible assets (net)	7,521,461	9,009,677
Cash and restricted cash	14,049,926	11,458,096
Other assets	7,333,641	9,475,857

Total Assets	$140,297,313	$141,304,867

Mortgage note payable	$111,699,219	$110,847,201
Other liabilities	17,704,236	17,640,362
Member capital	10,893,858	12,817,304

Total liabilities and members' capital	$140,297,313	$141,304,867

4.	Future Minimum Rentals

As of March 31, 2008, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows:

						Beyond
	2008	2009	2010	2011	2012	2012	Total

Total Minimum Rents	$8,479,212	$9,542,911	$6,423,791	$4,599,656	$3,332,555	$2,595,151	$34,973,276

5.	Pro Forma Combined Condensed Statements of Operations

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the three months ended March 31, 2008 and March 31, 2007, respectively, as if the acquisitions and equity investments listed in Note 1 had occurred at January 1, 2007. There were no acquisitions during the three months ended March 31, 2008, and as such, the pro forma numbers are as reported. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the three months ended March 31, 2008 and March 31, 2007, respectively, or for any future period.

	Three Months Ended
	March 31,
	2008	2007
Real estate revenues	$9,773,809	$9,783,455

Loss from investment in unconsolidated joint venture	(942,488)	(2,019,896)
Net loss	(2,061,202)	(4,580,857)
Basic and diluted loss per share	$(0.14)	$(0.50)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.	Mortgages Payable

At March 31, 2008, the Company had mortgage debt totaling approximately $238.2 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at Maturity

St. Augustine	$26,972,787	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,725,561	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at March 31, 2008	$238,217,148			$222,022,021

LIBOR at March 31, 2008 was 2.7%. Monthly installments of interest only were required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$10,960,137	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,217,148

Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Advisor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine Outlet Mall, in St. Augustine, Florida, the payment of losses that the lender (“Wachovia”) may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to the Guarantor under the guaranty regardless of whether Wachovia has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by Wachovia, Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

Pursuant to the Company’s loan agreements, escrows in the amount of $9.7 million were held in restricted escrow accounts at March 31, 2008. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

In connection with the acquisition of the Sugarland and Katy Highway Extended Stay Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which included up to an additional $2.8 million of renovation proceeds which will be borrowed as the renovation proceeds. At March 31, 2008, available renovation proceeds totaled $2.1 million.

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

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine, Houston extended stay hotels and Southeastern Michigan multi family properties. The Company was in compliance with its financial covenants at March 31, 2008.

7.	Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas. The loan allows the Company to draw up to $8.2 million, and then will require monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is non-recourse to the Company. The loan is guaranteed by the Company. The balance at March 31, 2008 and December 31, 2007 was $6.4 million and $5.8 million, respectively. The loan matures on December 4, 2009.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8.	Intangible Assets

At March 31, 2008, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of March 31, 2008 and December 31, 2007:

	At March 31, 2008			At December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$4,372,801	$(2,639,375)	$1,733,426	$4,628,921	$(2,646,629)	$1,982,292

Acquired above market lease intangibles	1,197,659	(468,745)	728,914	1,203,902	(373,175)	830,727

Acquired leasing costs	1,617,558	(594,551)	1,023,007	1,758,805	(605,093)	1,153,712

Acquired below market lease intangibles	3,583,899	(1,525,547)	2,058,352	4,266,726	(1,874,843)	2,391,883

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2008:

	Balance of 2008	2009	2010	2011	2012	Thereafter	Total
Amortization of:

Acquired above market lease value	$284,945	$206,755	$97,975	$53,943	$23,379	$61,917	$728,914

Acquired below market lease value	(795,117)	(573,541)	(279,256)	(134,961)	(93,627)	(181,850)	(2,058,352)

Projected future net rental income decrease	$(510,172)	$(366,786)	$(181,281)	$(81,018)	$(70,248)	$(119,933)	$(1,329,438)

Acquired in-place lease value	$567,967	$516,806	$228,424	$113,783	$72,871	$233,575	$1,733,426

9.	Distributions Payable

On March 21, 2008, the Company declared a dividend for the three-month period ending March 31, 2008. The dividend was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The March 31, 2008 dividend was paid in full in April 2008 using a combination of cash ($1.6 million) and ($1.1 million) which represents 93,565 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.   The amount of dividends distributed to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.	Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of March 31, 2008 and December 31, 2007, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 17.3 million and 13.6 million shares of common stock outstanding as of March 31, 2008 and December 31, 2007, respectively.

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter 2006, 2007 and March 31, 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The March 31, 2008 dividend was paid in full in April 2008 using a combination of cash ($1.6 million), and ($1.1 million) which represent 93,565 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.	Related Party Transactions

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Distributions of $0.3 million were declared and $0.2 million were paid during the three months ended March 31, 2008. Distributions for the first quarter of 2007 were not declared until the third quarter of 2007. The distribution for the first quarter 2008 in the amount of $0.3 million was paid in April 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through March 31, 2008 and will always be subordinated until stockholders receive a stated preferred return, as described below:

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Lightstone REIT pursuant to the arrangements described above has recorded the following amounts for the three months ended March 31, 2008 and 2007:

	March 31, 2008	M arch 31, 2007
Acquisition fees	$-	$1,643,950
Asset management fees	508,183	161,003
Property management fees	413,624	222,763
Total	$921,807	$2,027,716

12.	Segment Information

The Company currently operates in five business segments as of March 31, 2008: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate (iv) office real estate and (v) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2008 and 2007 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2008 and 2007. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2008, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended March 31, 2008

Revenues:
Rental income	$1,521,232	$4,800,772	$1,646,795	$735,483	$-	$-	$8,704,282
Tenant recovery income	496,354	188,166	380,068	4,939	-	-	1,069,527

	2,017,586	4,988,938	2,026,863	740,422	-	-	9,773,809
Expenses:
Property operating expenses	669,100	2,444,097	597,144	405,968	-	-	4,116,309
Real estate taxes	212,507	530,165	242,926	52,595	-	-	1,038,193
General and adminsitrative costs	15,329	130,816	23,952	11,302	-	854,817	1,036,216
Depreciation and amortization	551,131	736,756	768,160	104,523	-	-	2,160,570

Operating expenses	1,448,067	3,841,834	1,632,182	574,388	-	854,817	8,351,288

Net property operations	569,519	1,147,104	394,681	166,034	-	(854,817)	1,422,521

Other income/(expense)	4,975	130,019	15,344	(4,247)	-	-	146,091
Interest income	12,849	174	2,840	-	-	868,734	884,597
Gain on Sale of Securities	-	-	-	-	-	-	-
Interest expense	(878,425)	(1,740,590)	(790,022)	(162,941)	-	-	(3,571,978)
Loss in Unconsolidated joint ventures	-	-	-	-	(942,488)	-	(942,488)
Minority interest	-	-	-	-	-	55	55
Net income applicable to common shares	$(291,082)	$(463,293)	$(377,157)	$(1,154)	$(942,488)	$13,972	$(2,061,202)

Balance sheet financial data at March 31, 2008:

Real estate assets, net	$71,148,043	$140,447,366	$76,457,971	$16,893,529	$-	$82,336	$305,029,245
Restricted escrows	6,064,216	2,631,991	939,564	-	-	59,637	9,695,408
Investment in unconsolidated joint venture	-	-	-	-	5,342,186	-	5,342,186
Deposit for real estate purchase	-	-	-	-	-	-	-
Due from Affiliate	-	-	-	-	-	-	-
Tenant and other accounts receivable	767,490	424,616	299,275	60,384	-	213,213	1,764,978
Acquired in-place lease intangibles, net	986,919	-	746,507	-	-	-	1,733,426
Acquired above market lease intangibles, net	400,387	84,420	244,107	-	-	-	728,914
Deferred leasing costs, net	701,963	-	598,093	-	-	-	1,300,056
Deferred financing costs, net	635,505	1,023,163	303,702	78,719	-	-	2,041,089
Other assets	53,559	493,161	122,319	317,884	-	157,021	1,143,944
Non-segmented assets	-	-	-	-	-	71,599,942	71,599,942

Total Assets	$80,758,082	$145,104,717	$79,711,538	$17,350,516	$5,342,186	$72,112,149	$400,379,188

Mortgage Payable	$54,472,787	$119,993,800	$53,025,000	$10,725,561	$-	$-	$238,217,148
Note Payable	6,386,370	-	-	-	-	-	6,386,370

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Selected results of operations for the three months ended March 31, 2007, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended March 31, 2007

Revenues:
Rental income	$1,434,480	$1,974,519	$1,090,625	$-	$-	$-	$4,499,624
Tenant recovery income	455,809	-	260,470	-	-	-	716,279

	1,890,289	1,974,519	1,351,095	-	-	-	5,215,903
Expenses:
Property operating expenses	675,885	1,076,432	232,897	-	-	-	1,985,214
Real estate taxes	236,167	225,931	122,545	-	-	-	584,643
General and adminsitrative costs	-	-	-	-	1,693,950	306,668	2,000,618
Depreciation and amortization	568,484	392,399	471,416	-	-	-	1,432,299

Operating expenses	1,480,536	1,694,762	826,858	-	1,693,950	306,668	6,002,774

Net property operations	409,753	279,757	524,237	-	(1,693,950)	(306,668)	(786,871)

Other income/(expense)	2,649	208,533	100	-	-	-	211,282
Interest income	23,236	-	10,994	-	-	105,185	139,415
Gain on Sale of Securities	-	-	-	-	-	-	-
Interest expense	(781,067)	(612,520)	(513,289)	-	-	-	(1,906,876)
Loss in Unconsolidated joint ventures	-	-	-	-	(2,019,896)	-	(2,019,896)
Minority interest	-	-	-	-	-	191	191
Net income applicable to common shares	$(345,429)	$(124,230)	$22,042	$-	$(3,713,846)	$(201,292)	$(4,362,755)

Balance sheet financial data at March 31, 2007:

Real estate assets, net	$58,826,897	$41,760,982	$64,132,735	$-	$-	$-	$164,720,614
Restricted escrows	5,316,207	1,838,279	1,235,564	-	-	-	8,390,050
Investment in unconsolidated joint venture	-	-	-	-	10,965,968	-	10,965,968
Deposit for real estate purchase	3,685,000	-	-	-	-	-	3,685,000
Due from Affiliate	-	-	-	-	-	-	-
Tenant and other accounts receivable	623,310	52,240	247,635	-	-	35,385	958,570
Acquired in-place lease intangibles, net	1,431,859	74,150	1,420,348	-	-	-	2,926,357
Acquired above market lease intangibles, net	564,210	-	379,395	-	-	-	943,605
Deferred leasing costs, net	751,438	-	815,755	-	-	-	1,567,193
Deferred financing costs, net	462,327	211,548	338,084	-	-	-	1,011,959
Other assets	49,634	368,130	15,002	-	-	116,966	549,732
Non-segmented assets	-	-	-	-	-	11,026,894	11,026,894

Total Assets	$71,710,882	$44,305,329	$68,584,518	$-	$10,965,968	$11,179,245	$206,745,942

Mortgage Payable	$54,750,000	$40,725,000	$53,025,000	$-	$-	$-	$148,500,000

13.	Subsequent Events

Park Avenue Funding

On April 16, 2008, the Company made a preferred equity contribution of $11,000,000 (the “Contribution”) to PAF-SUB LLC (“PAF”), a wholly-owned subsidiary of Park Avenue Funding LLC (“Park Avenue”), in exchange for membership interests of PAF with certain rights and preferences described below (the “Preferred Units”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit the Company as a member. The Preferred Units are entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF fails to pay such distribution when due, the preferred distribution rate increases to 17% per annum. The Preferred Units are redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “Redemption”). In addition, the Preferred Units are entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “Guarantee”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

The Company intends to account for the investment in this preferred equity contribution under the cost method of accounting as the Company does not exercise significant influence over the operations of this entity.

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

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. As of March 31, 2008, Lightstone REIT has completed nine acquisitions: the St. Augustine Outlet Center, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; the Southeast Michigan Apartments, four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Power Center, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; 1407 Broadway, a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; the Gulf States Industrial portfolio, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and has developed the Brazos Crossing Power Center after acquiring a land parcel in Lake Jackson, TX, on June 29, 2007, the Sugarland and Katy Highway Extended Stay Hotels in Houston, Texas on October 17, 2007, the Southeast Apartments, which included, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and the Sarasota Industrial Property, an industrial building in Sarasota, Florida on November 13, 2007.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2008, 2007 and 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership. The Company has assessed it qualified as a REIT for the year ended December 31, 2007 and the period ended March 31, 2008.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of March 31, 2008, cumulative gross offering proceeds of approximately $170.4 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of March 31, 2008, offering costs of $16.7 million have been substantially offset by $16.7 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.1 million of SLP Units subsequent to March 31, 2008

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through March 31, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of March 31, 2008, offering costs incurred were slightly less than 10%.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of December 31, 2007, and March 31, 2008 the Company has complied with the requirements for maintaining its REIT status.

Property Summary

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of 3/31/08	Annualized Revenues based on rents at March 31, 2008
Wholly-Owned Real Estate Properties:
St. Augustine Outlet Mall (2)	St. Augstine, FL	1998	253,346	59.5%	$2.5 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,331	99.2%	$2.5 million
7 Flex/Office/Industrial Buildings from the Gulf States Industrial portfolio	New Orleans, LA	1980-2000	339,700	92.3%	$3.1 million
4 Flex/Industrial Buildings from the Gulf States Industrial portfolio	San Antonio, TX	1982-1986	484,260	83.9%	$2.0 million
3 Flex/Industrial Buildings from the Gulf States Industrial portfolio	Baton Rouge, LA	1985-1987	182,792	100.0%	$1.2 million
Brazos Crossing Power Center (1)	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
Sarasota Industrial Property	Sarasota, FL	1992	281,276	0.0%	$-
	Portfolio total		1,779,918	72.5%
(1) Opened March 2008
(2) Currently undergoing expansion/renovation, 88.1% occupied including temporary tenants

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of 3/31/08	Annualized Revenues based on rents at March 31, 2008
Michigan Apartments (Four Multi Family Apartment Buildings)	Southeast MI	1965-1972	1,017	90.6%	$7.9 million
Southeast Apartments (Five Multi Family Apartment Buildings)	Greensboro and Charlotte, NC/Tampa, FL	1980-1987	1,576	82.7%	$9.6 million
Portfolio total			2,593	85.8%

	Location	Year Built	Available Rooms in Q1 2008	Percentage occupied as of 3/31/08	Revenue per Available Room at 3/31/08
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels (3)	Houston, TX	1998	26,390	62.4%	$30.39

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of 3/31/08	Annualized Revenues based on rents at March 31, 2008
Unconsolidated Joint Venture
Properties:
1407 Broadway (3)	New York, NY	1952	914,762	87.7%	$35.8 million
(3) Currently undergoing renovations

2008 Acquisitions

There were no acquisitions during the first quarter of 2008.

On April 16, 2008, the Company made a preferred equity contribution of $11,000,000 (the “Contribution”) to PAF-SUB LLC (“PAF”), a wholly-owned subsidiary of Park Avenue Funding LLC (“Park Avenue”), in exchange for membership interests of PAF with certain rights and preferences described below (the “Preferred Units”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit the Company as a member. The Preferred Units are entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF fails to pay such distribution when due, the preferred distribution rate increases to 17% per annum. The Preferred Units are redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “Redemption”). In addition, the Preferred Units are entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “Guarantee”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

2008 Renovation and Expansion

On October 2, 2007, the Company closed on the acquisition of an 8.5-acre parcel of undeveloped land for $2.75 million, for further development of the adjacent Belz Outlet mall. Development rights to the land parcel were purchased at an additional cost of $1.3 million. We have started the construction of the expansion which will add approximately 90,000 square feet to the existing center. Upon completion of the expansion and renovation to the existing property, the center’s gross leaseable area will approximate 343,000 square feet. The cost for the renovation and expansion of the outlet mall is expected to approximate $35.2 million. Numerous established retail brands have executed lease agreements and will occupy the expanded and renovated outlet mall, including Saks 5th Avenue, Ann Taylor, Juicy Couture, Kate Spade, Lucky Brand Jeans, Papaya Clothing and BCBG Max Azaria. These tenants will occupy approximately 53,000 square feet. The following table sets forth the name, business type, primary lease terms and certain other information with respect to each of these tenants. Costs to date inclusing the purchase of the land and the development rights total $5.5 million.

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

Critical Accounting Policies

There were no changes during the three months ended March 31, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2007.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and advises us that it intends to continue to purchase special general partner interests (“SLP Units”) in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has received its proportional share of distributions to date; representing a 7% annualized return on the value of its SLP Units, through March 31, 2008.

Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of March 31, 2008, offering costs of $16.7 million have been offset by $16.7 million of proceeds from the sale of SLP Units. Lightstone SLP, LLC has purchased an additional $0.1 million of SLP Units subsequent to March 31, 2008.

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

For the Three Months Ended March 31, 2008 vs March 31, 2007

Revenues

Total revenues increased by approximately $4.6 million to approximately $9.8 million for the three months ended March 31, 2008 compared to $5.2 million  for the same period last year. Base rents increased $4.2 million primarily due to our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, which subsequently opened in April of 2008, two hotels in Houston, Texas on October 17, 2007, and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increased by approximately $0.4 million primarily as a result of our acquiring the portfolio of 12 industrial and 2 office buildings in Louisiana and Texas.

Total Property Expenses

Total expenses increased by $2.1 million, to approximately $4.1 million for the three months ended March 31, 2008, compared to approximately $2.0 million for the same period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

Real Estate Taxes

Total real estate taxes increased by $0.4 million, to approximately $1.0 million for the three months ended March 31, 2008, compared to approximately $0.6 million for the same period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

General and administrative expenses

General and administrative costs decreased by approximately $1.0 million to approximately $1.0 million, primarily as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $0.1 million, respectively, related to the Lightstone REIT’s investment in the sub lease interest to a ground lease of a Manhattan office building payment in the first quarter of 2007, which was offset by an increase in asset management fees in the amount of $0.3 million related to the acquisitions in February of 2007 and during the fourth quarter of 2007. In addition we incurred costs for legal fees related to compliance and fees related to outside consulting fees to advise the Company regarding Sarbanes Oxley compliance testing performed in the first quarter of 2008 for the year ended.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.8 million for the three months ended March 31, 2008 to $2.2 million, as compared to $1.4 million at March 31, 2007 primarily due to the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Other Income

Other income decreased by approximately $0.1 million due principally to slight decrease related to vending and other ancillary revenue sources at our properties.

Interest Income

Interest income increased by approximately $0.7 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The Cash and cash equivalents, including marketable securities was $71.6 million and $11.0 million at March 31, 2008 and March 31, 2007, respectively.

Interest expense

 Interest expense increased approximately $1.7 million to approximately $3.6 million for the three months ended March 31, 2008, primarily as a result of the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Loss from investment in unconsolidated joint venture

A $0.9 million loss from investment in unconsolidated joint venture for the three months ended March 31, 2008, compared to $2.0 million loss in the same period last year relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. The improvement resulted primarily from increased revenues of approximately $1.0 million at the joint venture level, offset by a decrease in depreciation and amortization of $1.4 million. These changes were the result of tenant rollover, and an increase in base rents.

Minority interest

The loss allocated to minority interests, representing approximately $55 and $191 for the three months ended March 31, 2008 and 2007, respectively, relates to the interests in the Operating Partnership held by our Sponsor.

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

We currently have $238.2 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate and the approval of our board of directors, and subsequent disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2008, our total borrowings represented 173% of net assets.

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

Total asset management and acquisition fees of $0.5 million and approximately $1.8 million were recorded to the Advisor for the three months ended March 31, 2008 and 2007, respectively. Total property management fees of $0.4 million and approximately $0.2 million were recorded to the Advisor for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $0 was due to our Property Manager, an affiliate of our Advisor, for the reimbursement of property level operating expenses; $0.7 million was due to the Advisor for asset management fees.

As of March 31, 2008 we had approximately $60.4 million of cash and cash equivalents on hand and $11.2 million of marketable securities. Our cash and cash equivalents on hand and marketable securities resulted primarily from proceeds from our Offering.

   Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash flows provided by (used in) from operating activities	$1,249,552	$(214,714)
Cash flows used in investing activities	(6,847,821)	(76,033,167)
Cash flows from financing activities	36,380,267	67,994,065
Net change in cash and cash equivalents	30,781,998	(8,253,816)

Cash and cash equivalents, beginning of the period	29,589,815	19,280,710
Cash and cash equivalents, end of the period	$60,371,813	$11,026,894

Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007;; and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, offset by temporary declines in operations at the projects under expansion and renovation, which included a retail outlet shopping mall in St. Augustine, Florida, a power retail center in Texas which was acquired on June 29, 2007, and opened April 2008.

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

Cash used in investing activities of $6.8 million resulted primarily from the development costs at our Lake Jackson and St. Augustine properties.

Cash provided by financing activities in the amount of $36.4 million resulted primarily from the proceeds from the issuance of common stock ($36.5 million), proceeds from issuance of special partnership interests ($3.7 million), offset by the payment of offering costs ($3.5 million).

At March 31, 2008, we had mortgage debt totaling approximately $238.2 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity

St. Augustine	$26,972,787	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,725,561	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at March 31, 2008	$238,217,148			$222,022,021

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$10,960,137	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,217,148

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the consolidated results of operations or financial position.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) and when companies that own or have significant stakes in investment companies should and should not retain, in their financial statements, the specialized industry accounting under the Guide. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted SOP 07-1 as required effective January 1, 2008.  The adoption of SOP 07-1 did not have a material effect on the consolidated results of operations or financial position.

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

At March 31, 2008, we had mortgage debt totaling approximately $238.2 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity

St. Augustine	$26,972,787	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	10,725,561	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at March 31, 2008	$238,217,148			$222,022,021

The following table shows the mortgage debt maturing during the next five years:

	Balance of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$10,960,137	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,217,148

LIBOR at March 31, 2008 was 2.7%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

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

Through March 31, 2008, we had issued approximately 17.4 million shares for gross offering proceeds of approximately $170.4, which includes $3.1 million of proceeds from shares issued in distribution reinvestment program. From the effective date of our public offering through March 31, 2008, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$12,167,536	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	4,475,211
Total expenses	$16,642,747

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $16.6 million in contributions by Lightstone SLP, LLC and an additional $0.1 million to be recovered through the sale of SLP Units to an affiliate of our Sponsor, is approximately $170.4 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $170.4 million, and new mortgage debt in the amount of $238.2 million we acquired approximately $312.0 million in real estate investments (including $8.0 million in acquisition fees) and related assets. In addition we invested $13.5 million in a joint venture, and paid an acquisition fee of $1.6 million, to acquire a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount - Actual	At March 31, 2008

Construction of plant, building and facilities	$4,014,097
Purchase of real estate interests	90,046,215
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of March 31, 2008)	60,371,813
Temporary investments (as of March 31, 2008)	16,007,982
Other uses	-
Total uses	$170,440,107

As of May 6, 2008, we have sold approximately 18.4 million shares at an aggregate offering price of $191.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

PART II. OTHER INFORMATION, CONTINUED:
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.2*	Amendment to advisory Agreement
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2008	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Jenniffer Collins
Jenniffer Collins
Interim Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)