Form 10-Q
period 2008-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2008-08-14
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes  ☐ No ☑

As of August 5, 2008, there were 24.4. million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Investment property:
Land	$62,047,067	$62,032,138
Building	246,926,739	240,221,044
Construction in progress	7,375,533	7,499,319
	316,349,339	309,752,501
Less accumulated depreciation	(8,664,497)	(5,455,550)
Net investment property	307,684,842	304,296,951

Investments in unconsolidated affiliated real estate entities	24,324,357	6,284,675
Investment in affiliate, at cost	11,000,000	-
Cash	26,125,480	29,589,815
Marketable securities	7,773,862	10,752,910
Restricted escrows	9,843,521	9,595,453

Tenant and other accounts receivable	1,691,670	1,531,180
Note receivable	49,500,000	-
Acquired in-place lease intangibles (net of accumulated amortization of $1,605,033 and $2,646,629, respectively)	1,520,656	1,982,292
Acquired above market lease intangibles (net of accumulated amortization of $568,736 and $373,175, respectively)	628,484	830,727
Deferred intangible leasing costs (net of accumulated amortization of $685,720 and $605,093, respectively)	889,671	1,153,712
Deferred leasing costs (net of accumulated amortization of $80,001 and $50,606, respectively)	500,033	154,879
Deferred financing costs (net of accumulated amortization of $412,022 and $172,939, respectively)	1,923,975	2,154,560
Prepaid expenses and other assets	1,652,056	1,374,200

Total Assets	$445,058,607	$369,701,354

Liabilities and Stockholders' Equity
Mortgages payable	$238,933,968	$237,610,371
Note payable	7,001,459	5,825,286
Accounts payable and accrued expenses	5,851,976	5,811,535
Due to sponsor	1,566,111	521,427
Tenant allowances and deposits payable	962,535	943,854
Distributions payable	3,836,979	2,463,361
Prepaid rental revenues	1,281,316	1,066,724
Acquired below market lease intangibles (net of accumulated amortization of $1,787,402 and $1,874,843, respectively)	1,728,050	2,391,883
	261,162,394	256,634,441

Minority interest in partnership	21,936,895	12,954,715

Commitments and contingencies

Stockholders' equity:
Preferred shares $1 par value, 10,000,000 shares authorized, 18,620 and 0 shares issued and outstanding, respectively, Series A Liquidation Preference of $1,000, per share	18,620	-
Common stock, $.01 par value; 60,000,000 shares authorized, 22,739,189 and 13,606,608 shares issued and outstanding, respectively	227,392	136,066
Additional paid-in-capital	221,749,442	120,297,590
Note receivable from stockholders	(17,640,000)	-
Accumulated other comprehensive loss	(8,234,120)	(1,199,278)
Accumulated distributions in addition to net loss	(34,162,016)	(19,122,180)
Total stockholder’s equity	161,959,318	100,112,198
Total Liabilities and Stockholders' Equity	$445,058,607	$369,701,354

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Revenues:
Rental income	$8,945,993	$4,974,347	$17,650,275	$9,473,972
Tenant recovery income	991,426	1,031,827	2,060,953	1,748,106
	9,937,419	6,006,174	19,711,228	11,222,078
Expenses:
Property operating expenses	4,123,152	1,922,301	8,239,461	3,907,515
Real estate taxes	1,048,434	622,678	2,086,627	1,207,320
General and administrative costs	5,927,984	464,463	6,964,200	2,465,083
Depreciation and amortization	2,242,145	1,562,400	4,402,715	2,994,699
	13,341,715	4,571,842	21,693,003	10,574,617
Operating (loss) income	(3,404,296)	1,434,332	(1,981,775)	647,461

Other income	118,548	178,613	264,638	389,895
Interest income	1,093,125	353,267	1,977,723	492,682
Interest expense	(3,408,242)	(2,248,937)	(6,980,220)	(4,155,814)
Loss from investments in unconsolidated affiliated real estate entities	(617,829)	(2,169,104)	(1,560,317)	(4,189,000)
Minority interest	94	1	149	192
Net loss applicable to common shares	$(6,218,600)	$(2,451,828)	$(8,279,802)	$(6,814,584)

Net loss per common share, basic and diluted	$(0.31)	$(0.32)	$(0.48)	$(1.06)

Weighted average number of common shares outstanding, basic and diluted	19,797,471	7,765,475	17,302,874	6,434,892

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Preferred Shares		Common Shares
	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Note Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Distributions in Addition to Net Loss	Total Stockholders' Equity
BALANCE, December 31, 2007	-	$-	13,606,608	$136,066	$120,297,590	$-	$(1,199,278)	$(19,122,180)	$100,112,198
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(8,279,802)	(8,279,802)
Unrealized loss on available for sale securities	-	-	-	-	-	-	(7,034,842)	-	(7,034,842)
Total comprehensive loss									(15,314,644)
Distributions declared							-	(6,760,034)	(6,760,034)
Proceeds from offering	18,620,000	18,620	8,927,026	89,270	107,695,943	(17,640,000)	-	-	90,163,833
Selling commissions and dealer manager fees	-	-	-	-	(6,548,684)	-	-	-	(6,548,684)
Other offering costs	-	-	-	-	(1,646,124)	-	-	-	(1,646,124)
Proceeds from distribution reinvestment program			205,555	2,056	1,950,717	-	-	-	1,952,773

BALANCE, June 30, 2008	18,620,000	$18,620	22,739,189	$227,392	$221,749,442	$(17,640,000)	$(8,234,120)	$(34,162,016)	$161,959,318

The Company’s notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,279,802)	$(6,814,584)
Loss allocated to minority interests	(149)	(192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,087,487	2,732,749
Amortization of deferred financing costs	242,495	50,291
Amortization of deferred leasing costs	315,228	261,952
Amortization of above and below-market lease intangibles	(461,590)	(276,177)
Equity in loss from investments in unconsolidated affiliated real estate entities	1,560,317	4,189,000
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(140,281)	(89,741)
Increase in tenant and other accounts receivable	(160,491)	(836,518)
Increase in tenant allowance and security deposits payable	18,682	385,038
Increase in accounts payable and accrued expenses	788,195	974,742
Increase in prepaid rents	214,593	601,358
Net cash (used in) provided by operating activities	(1,815,316)	1,177,918

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(7,547,656)	(60,163,491)
Purchase of marketable securities	(4,055,794)	-
Note receivable	(49,500,000)	-
Note receivable from stockholders	(17,640,000)	-
Purchase of investment in affiliate	(11,000,000)	-
Investment in unconsolidated joint venture	-	(13,476,185)
Funding of restricted escrows	(248,068)	(2,092,030)
Refundable deposit for investment in real estate	-	(3,685,000)
Net cash used in investing activities	(89,991,518)	(79,416,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	2,654,030	53,025,000
Mortgage payments	(154,261)	(48,858)
Payment of loan fees and expenses	(11,911)	(343,813)
Proceeds from issuance of common stock	88,203,834	55,776,131
Proceeds from issuance of special general partnership units	9,279,259	4,289,568
Payment of offering costs	(8,194,809)	(5,577,418)
Due from escrow agent	-	163,949
Distributions paid	(3,433,643)	(1,145,446)
Net cash provided by financing activities	88,342,499	106,139,113

Net change in cash	(3,464,335)	27,900,325
Cash, beginning of period	29,589,815	19,280,710

Cash, end of period	$26,125,480	$47,181,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,101,558	$3,902,556
Dividends declared	$6,760,034	$2,546,932
Unrealized loss on available for sale securities	$7,034,842	$-
Proceeds from shares issued in distribution reinvestment program	$1,952,772	$652,037
Proceeds from shares issued in investments in unconsolidated affiliated real estate entities	$19,600,000	$-

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Organization

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

As of June 30, 2008, cumulative gross offering proceeds of approximately $223.5 million, which includes $4.1 million of proceeds from shares issued in the distribution reinvestment program, have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of June 30, 2008, offering costs of $21.4 million have been more than offset by $22.2 million of proceeds from the sale of SLP Units.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through June 30, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of June 30, 2008, offering costs incurred were slightly less than 10%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Primarily all such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2008, the Company has completed ten acquisitions: the St. Augustine Outlet Center, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; the Southeast Michigan Apartments, four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Power Center, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; 1407 Broadway, a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, New York, on January 4, 2007; the Gulf States Industrial portfolio, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and has developed the Brazos Crossing Power Center after acquiring a land parcel in Lake Jackson, Texas, on June 29, 2007, the Sugarland and Katy Highway Extended Stay Hotels in Houston, Texas on October 17, 2007, the Southeast Apartments, which included, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and the Sarasota Industrial Property, an industrial building in Sarasota, Florida on November 13, 2007. On June 26, 2008, the Company acquired an interest in an entity with an interest in two outlet malls in Orlando, Florida. All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees are outlined in each of the respective agreements. (See Note 13, Related Party Transactions).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of June 30, 2008, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year. For further information, refer to consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Investments in real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities consists of equity securities that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities . Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. Marketable securities with original maturities greater than three months and less than one year are classified as short-term; otherwise they are classified as long-term. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. At June 30, 2008 and December 31, 2007, the Company has included $8.2 million and $1.2 million of unrealized losses in accumulated other comprehensive loss. The following is a summary of the Company’s available for sale securities at June 30, 2008 and December 31, 2007:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

	At June 30, 2008	At December 31, 2007
Cost	$16,007,982	$11,952,188
Unrealized loss	(8,234,120)	(1,199,278)

Fair Value at period end	$7,773,862	$10,752,910

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until earned.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.3 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt in accordance with SFAS No. 141, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through June 30, 2008. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets is computed based on the straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease, currently one month to 11 years. Maintenance and repairs are charged to expense as incurred.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

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

Income or Losses from Investments in Unconsolidated Real Estate Entities

     The Company invests in real estate entities and joint ventures that are formed to acquire, develop, and/or sell real estate assets. These entities are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. Under the equity method, the Company records its share of the net income and losses from the underlying entities on a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. The Company determines whether or not consolidation of these entities is recorded through the appropriate evaluation of FIN No. 46, Consolidation of Variable Interests.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005. Accordingly, no provision for income tax has been recorded.

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through June 30, 2008, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carry-forwards for Federal income tax purposes as of June 30, 2008. The availability of such loss carry-forwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

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

Through June 30, 2008, the Advisor has advanced approximately $22.2 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $223.5 million from its public offering as of June 30, 2008, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to 10% of gross offering proceeds, which generally approximate $17.9 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $4.4 million (or 2% of the gross offering proceeds).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage-debt and note payable as of June 30, 2008 approximated the book value of approximately $245.9 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In December 2007, the FASB issued FASB No. 141(R), Business Combinations (Revised) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

Mill Run Interest

On June 26, 2008, the Company, through the Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor Mill Run JRM LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run. The Mill Run Interest is a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run. The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness secured by the Mill Run Properties. As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment. In connection with this transaction, Lightstone Value Plus REIT LLC, our advisor, received an acquisition fee equal to 2.75% of the acquisition price, or approximately $2.4 million. Closing costs totaled approximately $1.1 million. These costs are included in general and administrative expenses. In exchange for the Mill Run Interest, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ. The total aggregate value of the Common Units and Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

In connection with the contribution of the Mill Run Interest, the Company made loans to Arbor JRM and Arbor CJ in the aggregate principal amount of $17.6 million (the “Mill Loans”), which is classified as contra-equity. The Mill Loans are payable semi-annually and shall accrue interest at an annual rate of 4%. The Mill Loans mature on July 1, 2016 and contain customary events of default and default remedies. The Mill Loans require Arbor JRM and Arbor CJ to prepay their respective loans in full upon the redemption of the Preferred Units by the Operating Partnership. The Mill Loans are secured by the Preferred Units and Common Units issued in connection with the acquisition of the Mill Interest. Accrued interest related to this loan totaled $9,800 at June 30, 2008, and is included in tenant and other accounts receivables.

The Company accounted for the investment in this unconsolidated affiliated real estate entity under the equity method of accounting as the Company exercises significant influence, but does not control this entity. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, paragraph 19b., the difference between the cost of the Mill Run Interest and the amount of underlying equity in net assets of the Company has been accounted for as if the investee were a consolidated subsidiary, and additional depreciation and amortization will be recorded over the lives of the appropriate assets, in accordance with the allocation of the difference between land, building and intangible assets of Mill Run. For the six months ended June 30, 2008 and 2007, the Company’s results included a $7,005 and $0 loss from investment in this unconsolidated affiliated real estate entity, respectively resulting in a net investment balance of approximately $19.6 million as of June 30, 2008.

In-place rents, net of rent concessions was $24.0 million, annualized at June 30, 2008 and average occupancy for the properties at June 30, 2008 was 76.1%.

The following table represents the condensed income statement for the unconsolidated affiliated real estate entity for the period from June 26, 2008 through June 30, 2008:

For the period June 26, 2008 through June 30, 2008

Total revenue	$404,347

Total property operating expenses	177,990
Depreciation and amortization	126,996
Operating income	99,361

Other income(expense)	2,932
Interest income	658
Interest expense	(134,031)

Net operating loss	$(31,080)

Company's share of net operating loss (22.54%)	$(7,005)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The following table represents the condensed balance sheet for this unconsolidated affiliated real estate entity as of June 30, 2008:

`	As of June 30, 2008

Real estate, at cost (net):	$258,151,368
Intangible assets	1,194,821
Cash and restricted cash	3,223,405
Other assets	23,000,224

Total Assets	$285,569,818

Mortgage note payable	$268,489,614
Other liabilities	21,202,267
Member capital	(4,122,063)

Total liabilities and members' capital	$285,569,818

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from the Sponsor, our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company and the co-Venturer contributed an additional $0.6 million in 2007. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the six months ended June 30, 2008 and 2007, the Company’s results included a $1.6 million and $4.2 million loss from investment in this unconsolidated affiliated real estate entity, respectively resulting in a net investment balance of approximately $4.7 million as of June 30, 2008. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $14.0 million are available to fund these improvements.

In-place rents, net of rent concessions was $37.2 million, annualized at June 30, 2008 and average occupancy for the property at June 30, 2008 was 84.7%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The following table represents the condensed income statement for this unconsolidated affiliated real estate entity for the three month period ended June 30, 2008 and June 30, 2007:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007

Total revenue	$9,543,420	$9,033,791

Total property operating expenses	6,543,897	6,828,599
Depreciation and amortization	3,246,703	4,398,346
Operating loss	(247,180)	(2,193,154)

Other income (expense)	738,999	6,691
Interest income	18,961	17,161
Interest expense	(1,757,359)	(2,257,441)

Net operating loss	$(1,246,579)	$(4,426,743)

Company's share of net operating loss (49%)	$(610,824)	$(2,169,104)

The following table represents the condensed income statement for the unconsolidated affiliated real estate entity for the six month period ended June 30, 2008 and for the period from January 4, 2007 through June 30, 2007:

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Total Revenue	$19,275,931	$17,894,585

Total property operating expenses	12,873,496	13,120,684
Depreciation & Amortization	6,494,165	8,971,494
Operating loss	(91,730)	(4,197,593)

Other Income / (Expense)	764,130	13,378
Interest Income	76,452	38,073
Interest Expense	(3,918,875)	(4,402,837)

Net loss	$(3,170,023)	$(8,548,979)

Company's share of net operating loss (49%)	$(1,553,311)	$(4,189,000)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The following table represents the condensed balance sheet for the unconsolidated affiliated real estate entity as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Real estate, at cost (net):	$111,145,685	$111,361,237
Intangible assets	5,988,183	9,009,677
Cash and restricted cash	11,749,438	11,458,096
Other assets	8,163,609	9,475,857

Total Assets	$137,046,915	$141,304,867

Mortgage note payable	$113,269,799	$110,847,201
Other liabilities	14,129,836	17,640,362
Member capital	9,647,280	12,817,304

Total liabilities and members' capital	$137,046,915	$141,304,867

4.	Investment in Affiliate

Park Avenue Funding

On April 16, 2008, the Company made a preferred equity contribution of $11,000,000 (the “ Contribution ”) to PAF-SUB LLC (“ PAF ”), a wholly-owned subsidiary of Park Avenue Funding LLC (“ Park Avenue ”), in exchange for membership interests of PAF with certain rights and preferences described below (the “ Preferred Units ”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit the Company as a member. The Preferred Units are entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF fails to pay such distribution when due, the preferred distribution rate increases to 17% per annum. The Preferred Units are redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “ Redemption ”). In addition, the Preferred Units are entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “ Guarantee ”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounted for this investment under the cost method. Total accrued distributions related to this investment totaled $0.2 million at June 30, 2008, and are included in tenant and other accounts receivables.

5.	Note Receivable

The Company, through the Operating Partnership, entered into a Contribution and Conveyance Agreement with AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”), pursuant to which AR Prime will contribute to the Operating Partnership a 25% membership interest (the “Prime Interest”) in Prime Outlets Acquisitions Company (“Prime”). Prime Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of Prime. The acquisition price for the Prime Interest is approximately $373 million, $55 million of which will be in the form of equity and $318 million of which will be in the form of indebtedness secured by the Prime Properties (18 retail outlet malls, and four development projects). As the Company would account for this investment in accordance with the equity method of accounting, the indebtedness would not be included in the Company’s investment. In connection with the transaction, upon closing our advisor will receive an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.7 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The closing of the acquisition of the Prime Interest is subject to customary closing conditions, and is scheduled for the earlier of December 15, 2008 or a maximum 30 days after the Operating Partnership obtains audited financial statements of Prime for the last three fiscal years (the “Financial Statements”), but in no event later than June 26, 2009. If the Operating Partnership does not obtain the Financial Statements by June 26, 2009 and does not close the transaction, it would be required to pay liquidated damages in the amount of $6.08 million. However, AR Prime cannot specifically enforce the Contribution and Conveyance Agreement if the Operating Partnership does not obtain the Financial Statements. Subject to the fulfillment of the closing conditions, the Operating Partnership will issue to AR Prime (i) 275,000 Common Units and 52,250 Preferred Units with an aggregate liquidation preference of $52,250,000 (this amount will be reduced by the amount of any distributions by Prime to AR Prime prior to closing) and (ii) Common Units with a value equal to 5% of the Adjustment Amount and additional Preferred Units with a liquidation preference equal to 95% of the Adjustment Amount. The “Adjustment Amount” is the amount of interest that would have accrued on a loan in the principal amount of $52,250,000, at an interest rate of 4.6316%, from June 26, 2008 until the closing.

In connection with the contribution of the Prime Interest, the Company made a loan to AR Prime in the principal amount of $49.5 million (the “Prime Loan”). The Prime Loan is payable semi-annually and accrues interest at an annual rate of 4%. The Prime Loan matures on July 1, 2016 and contains customary events of default and default remedies. The Prime Loan contains provisions requiring AR Prime to prepay the Prime Loan (i) in full upon the redemption by the Operating Partnership of the Preferred Units to be issued to AR Prime in connection with the closing of the acquisition of the Prime Interest and (ii) in part, with the proceeds of any distribution received by AR Prime from Prime prior to such closing. The Prime Loan is secured by AR Prime’s interest in the Prime Interest. Upon the closing, the Common Units and Preferred Units issued to AR Prime will replace the Prime Interest as the security for the Prime Loan. Also, upon the closing, the Company will make an additional loan to AR Prime, on the same terms and conditions as the Prime Loan, in the principal amount equal to 90% of the Adjustment Amount. Accrued interest related to this loan totaled $27,500 at June 30, 2008, and is included in tenant and other accounts receivables.

6.	Future Minimum Rentals

As of June 30, 2008, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows for the remainder of 2008 and thereafter:

2008	2009	2010	2011	2012	Thereafter	Total Fixed Future Minimum Rentals
$5,702,283	$9,931,198	$6,957,817	$5,018,017	$3,644,683	$2,764,077	$34,018,075

7.	Pro Forma Combined Condensed Statements of Operations

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the six months ended June 30, 2008 and June 30, 2007, respectively, as if the acquisitions and equity investments listed in Note 1 had occurred at January 1, 2007. There was only one acquisition during the six months ended June 30, 2008, that took place on June 26, 2008. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the six months ended June 30, 2008 and June 30, 2007, respectively, or for any future period.

	Six Months Ended
	June 30,

	2008	2007

Real estate revenues	$19,711,228	$20,002,365
Equity in loss from investments in unconsolidated affiliated real estate entities	(1,943,368)	(5,109,069)
Net loss	(8,662,853)	(7,862,718)
Basic and diluted loss per share	$(0.45)	$(0.64)

8.	Mortgages Payable

At June 30, 2008, the Company had mortgage debt totaling approximately $238.9 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity

St. Augustine	$26,897,310	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,517,858	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at June 30, 2008	$238,933,968			$222,022,021

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

LIBOR at June 30, 2008 was 2.4625%. Monthly installments of interest only were required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$11,676,957	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,933,968

Lightstone Holdings, LLC (“the Guarantor”), a company wholly owned by the Advisor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine Outlet Mall, in St. Augustine, Florida, the payment of losses that the lender (“Wachovia”) may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to the Guarantor under the guaranty regardless of whether Wachovia has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by Wachovia, the Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify the Guarantor for any liability that it incurs under this guaranty.

Pursuant to the Company’s loan agreements, escrows in the amount of $9.8 million were held in restricted escrow accounts at June 30, 2008. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

In connection with the acquisition of the Sugarland and Katy Highway Extended Stay Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which included up to an additional $2.8 million of renovation proceeds which will be borrowed as the renovation proceeds. At June 30, 2008 available renovation proceeds totaled $1.3 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine, Houston extended stay hotels and Southeastern Michigan multi family properties. The Company was in compliance with its financial covenants at June 30, 2008.

9.	Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas. The loan allows the Company to draw up to $8.2 million, and then will require monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is guaranteed by the Company. The balance at June 30, 2008 and December 31, 2007 was $7.0 million and $5.8 million, respectively. The construction phase of the loan matures on December 4, 2008, the term phase of the loan matures on December 5, 2009, we believe we are in compliance with the terms required to enter the term phase of the loan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

10.	Intangible Assets

At June 30, 2008, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of June 30, 2008 and December 31, 2007:

	At June 30, 2008			At December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$3,125,689	$(1,605,033)	$1,520,656	$4,628,921	$(2,646,629)	$1,982,292

Acquired above market lease intangibles	1,197,219	(568,736)	628,483	1,203,902	(373,175)	830,727

Acquired leasing costs	1,575,391	(685,720)	889,671	1,758,805	(605,093)	1,153,712

Acquired below market lease intangibles	$3,515,452	$(1,787,402)	$1,728,050	$4,266,726	$(1,874,843)	$2,391,883

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2008:

Amortization of:	Balance of 2008	2009	2010	2011	2012	Thereafter	Total

Acquired above market lease value	$184,515	$206,755	$97,974	$53,943	$23,379	$61,918	$628,484

Acquired below market lease value	(503,388)	(563,439)	(272,971)	(129,256)	(87,922)	(171,074)	(1,728,050)

Projected future net rental income decrease	$(318,873)	$(356,684)	$(174,997)	$(75,313)	$(64,543)	$(109,156)	$(1,099,566)

Acquired in-place lease value	$360,622	$512,230	$227,574	$113,783	$72,871	$233,575	$1,520,656

Actual total amortization expense included in depreciation and amortization expense in our statements of operations was $0.4 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively. Actual total amortization expense included in depreciation and amortization expense in our statements of operations was $0.8 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively. Amortization of acquired above and below market lease values is included in total revenues on our statements of operations was $0.2 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. Amortization of acquired above and below market lease values is included in total revenues on our statements of operations was $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

11.	Distributions Payable

On May 13, 2008, the Company declared a dividend for the three-month period ending June 30, 2008. The dividend was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The June 30, 2008 dividend was paid in full in July 2008 using a combination of cash ($1.9 million) and shares ($1.5 million) which represents 157,347 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.   The amount of dividends distributed to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

In addition, Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. The distribution for the second quarter 2008 in the amount of $0.4 million was paid in July 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through June 30, 2008 and will always be subordinated until stockholders receive a stated preferred return.

12.	Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of June 30, 2008 and December 31, 2007, the Lightstone REIT had 18,620 and zero outstanding preferred shares, respectively.

As described in Note 3, in exchange for the Mill Run Interest, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ. The total aggregate value of the Common Units and Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000.

The Series A Preferred Units shall have no mandatory redemption or maturity date. The Series A Preferred Units shall not be redeemable by the Partnership prior to the Lockout Date of June 26, 2013. On or after the Lockout Date, the Series A Preferred Units may be redeemed at the option of the Partnership (which notice may be delivered prior to the Lockout Date as long as the redemption does not occur prior to the Lockout Date), in whole but not in part, on thirty (30) days’ prior written notice at the option of the Partnership, at a redemption price per Series A Preferred Unit equal to the sum of the Series A Liquidation Preference plus an amount equal to all distributions (whether or not earned or declared) accrued and unpaid thereon to the date of redemption, and the redemption price shall be payable in cash. During any redemption notice period, the holders of the Series A Preferred Units shall retain any conversion rights with respect to the Series A Preferred Units. The Series A Preferred Units shall not be subject to any sinking fund or other obligation of the Partnership to redeem or retire the Series A Preferred Units.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 22.7 million and 13.6 million shares of common stock outstanding as of June 30, 2008 and December 31, 2007, respectively.

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006, 2007, and 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The June 30, 2008 dividend was paid in full in July 2008 using a combination of cash ($1.9 million), and ($1.5 million) which represent 157,347 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share. In addition, the Company declared a dividend on the special general partner interests held by our sponsor in the amount of $0.4 million, which was paid in July 2008.

13.	Related Party Transactions

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Distributions of $0.4 million were declared and $0.3 million were paid during the three months ended June 30, 2008. Distributions for the first quarter of 2007 were not declared until the third quarter of 2007. The distribution for the second quarter 2008 in the amount of $0.4 million was paid in July 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through June 30, 2008 and will always be subordinated until stockholders receive a stated preferred return, as described below:

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

The Lightstone REIT pursuant to the arrangements described above has recorded the following amounts for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Acquisition fees	$2,336,565	$1,643,950
Asset management fees	1,021,839	330,879
Property management fees	832,065	469,871
Acquisition expenses reimbursed to advisor	1,265,528	-
Total	$5,455,997	$2,444,700

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Acquisition fees, asset management fees, and acquisition expenses reimbursed to the advisor are included in general and administrative expenses for the six months ended June 30, 2008 and 2007, and property management fees are included in operating expenses for the six months ended June 30, 2008 and 2007.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

14.	Segment Information

The Company currently operates in five business segments as of June 30, 2008: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate (iv) office real estate and (v) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2008 and 2007 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2008 and 2007. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization. Unallocated assets, liabilities, revenues and expense relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended June 30, 2008 regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended June 30, 2008

Revenues:
Rental income	$1,552,092	$4,839,098	$1,631,060	$923,743	$-	$-	$8,945,993
Tenant recovery income	439,033	253,466	294,135	4,792	-	-	991,426
	1,991,125	5,092,564	1,925,195	928,535	-	-	9,937,419
Expenses:
Property operating expenses	614,582	2,565,684	471,677	471,209	-	-	4,123,152
Real estate taxes	238,511	514,809	252,055	43,059	-	-	1,048,434
General and adminsitrative costs	26,644	130,769	34,842	(3,268)	-	5,738,997	5,927,984
Depreciation and amortization	646,151	742,244	743,210	110,540	-	-	2,242,145
Operating expenses	1,525,888	3,953,506	1,501,784	621,540	-	5,738,997	13,341,715
Net property operations	465,237	1,139,058	423,411	306,995	-	(5,738,997)	(3,404,296)

Other income/(expense)	6,981	106,972	7,327	(2,732)	-	-	118,548
Interest income	5,958	199	195	-	-	1,086,773	1,093,125
Interest expense	(720,383)	(1,740,590)	(790,023)	(157,246)	-	-	(3,408,242)
Loss from investments in unconsolidated affiliated real estate entities	-	-	-	-	(617,829)	-	(617,829)
Minority interest	-	-	-	-	-	94	94
Net loss applicable to common shares	$(242,207)	$(494,361)	$(359,090)	$147,017	$(617,829)	$(4,652,130)	$(6,218,600)

Selected results of operations for the three months ended June 30, 2007 regarding the Company’s operating segments are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Selected results of operations for the six months ended June 30, 2008, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended June 30, 2007
Revenues:
Rental income	$1,408,870	$1,929,669	$1,635,808	$-	$-	$-	$4,974,347
Tenant recovery income	596,733	44,279	390,815	-	-	-	1,031,827
	2,005,603	1,973,948	2,026,623	-	-	-	6,006,174
Expenses:
Property operating expenses	581,230	899,795	441,276	-	-	-	1,922,301
Real estate taxes	212,809	225,931	183,938	-	-	-	622,678
General and adminsitrative costs	-	102,303	-	-	-	362,160	464,463
Depreciation and amortization	570,201	293,880	698,319	-	-	-	1,562,400
Operating expenses	1,364,240	1,521,909	1,323,533	-	-	362,160	4,571,842
Net property operations	641,363	452,039	703,090	-	-	(362,160)	1,434,332

Other income/(expense)	(2,649)	181,333	(100)	-	-	29	178,613
Interest income	24,721	-	90	-	-	328,456	353,267
Interest expense	(839,654)	(619,262)	(790,021)	-	-	-	(2,248,937)
Loss from investments in unconsolidated affiliated real estate entities	-	-	-	-	(2,169,104)	-	(2,169,104)
Minority interest	-	-	-	-	-	1	1
Net loss applicable to common shares	$(176,219)	$14,110	$(86,941)	$-	$(2,169,104)	$(33,674)	$(2,451,828)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Selected results of operations for the six months ended June 30, 2007, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Year to Date Ended June 30, 2008
Revenues:
Rental income	$3,073,324	$9,639,870	$3,277,855	$1,659,226	$-	$-	$17,650,275
Tenant recovery income	935,387	441,632	674,203	9,731	-	-	2,060,953
	4,008,711	10,081,502	3,952,058	1,668,957	-	-	19,711,228
Expenses:
Property operating expenses	1,283,682	5,009,781	1,068,821	877,177	-	-	8,239,461
Real estate taxes	451,018	1,044,974	494,981	95,654	-	-	2,086,627
General and adminsitrative costs	41,973	261,585	58,794	8,034	-	6,593,814	6,964,200
Depreciation and amortization	1,197,282	1,479,000	1,511,370	215,063	-	-	4,402,715
Operating expenses	2,973,955	7,795,340	3,133,966	1,195,928	-	6,593,814	21,693,003
Net operating income (loss)	1,034,756	2,286,162	818,092	473,029	-	(6,593,814)	(1,981,775)

Other income/(expense)	11,955	236,991	22,671	(6,979)	-	-	264,638
Interest income	18,807	374	3,035	-	-	1,955,507	1,977,723
Interest expense	(1,598,808)	(3,481,180)	(1,580,045)	(320,187)	-	-	(6,980,220)
Loss from investments in unconsolidated affiliated real estate entities	-	-	-	-	(1,560,317)	-	(1,560,317)
Minority interest	-	-	-	-	-	149	149
Net loss applicable to common shares	$(533,290)	$(957,653)	$(736,247)	$145,863	$(1,560,317)	$(4,638,158)	$(8,279,802)

Balance sheet financial data at June 30, 2008:

Real estate assets, net	$73,949,945	$139,749,192	$76,328,470	$17,657,235	$-	$-	$307,684,842
Restricted escrows	6,373,816	2,577,218	892,487	-	-	-	9,843,521
Investments in unconsolidated affiliated real estate entities	-	-	-	-	24,324,357	-	24,324,357
Investment in affiliate, at cost	-	-	-	-	11,000,000	-	11,000,000
Tenant and other accounts receivable	631,492	567,047	97,046	76,835	-	319,250	1,691,670
Note receivable	-	-	-	-	-	49,500,000	49,500,000
Acquired in-place lease intangibles, net	910,698	-	609,958	-	-	-	1,520,656
Acquired above market lease intangibles, net	363,008	52,762	212,714	-	-	-	628,484
Deferred leasing costs, net	839,522	-	550,182	-	-	-	1,389,704
Deferred financing costs, net	593,347	986,152	295,107	49,369	-	-	1,923,975
Other assets	99,097	439,224	201,399	424,453	-	487,883	1,652,056
Non-segmented assets	-	-	-	-	-	33,899,342	33,899,342

Total Assets	$83,760,925	$144,371,595	$79,187,363	$18,207,892	$35,324,357	$84,206,475	$445,058,607

Mortgage payable	$54,397,310	$119,993,800	$53,025,000	$11,517,858	$-	$-	$238,933,968
Note payable	7,001,459	-	-	-	-	-	7,001,459

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

14.	Legal Proceedings

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

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number of claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease.  The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and its affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. As of June 30, 2008, Lightstone REIT has completed ten acquisitions: the St. Augustine Outlet Center, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; the Southeast Michigan Apartments, four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Power Center, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; 1407 Broadway, a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, New York, on January 4, 2007; the Gulf States Industrial portfolio, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and has developed the Brazos Crossing Power Center after acquiring a land parcel in Lake Jackson, Texas, on June 29, 2007, the Sugarland and Katy Highway Extended Stay Hotels in Houston, Texas on October 17, 2007, the Southeast Apartments, which included, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and the Sarasota Industrial Property, an industrial building in Sarasota, Florida on November 13, 2007. On June 26, 2008, the Company acquired an interest in an entity with an interest in two outlet malls in Orlando, Florida.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2008, 2007 and 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership. The Company has assessed it qualified as a REIT for the year ended December 31, 2007 and the period ended June 30, 2008.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of June 30, 2008, cumulative gross offering proceeds of approximately $223.5 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of June 30, 2008, offering costs of $21.4 million have been more than offset by $22.2 million of proceeds from the sale of SLP Units.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through June 30, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of June 30, 2008, offering costs incurred were slightly less than 10%.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of December 31, 2007, and June 30, 2008 the Company has complied with the requirements for maintaining its REIT status.

Portfolio Summary

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of 6/30/08	Annualized Revenues based on rents at June 30, 2008
Wholly-Owned Real Estate Properties:
St. Augustine Outlet Mall (2)	St. Augstine, FL	1998	251,186	57.0%	$2.4 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,331	99.2%	$2.5 million
7 Flex/Office/Industrial Buildings from the Gulf States Industrial portfolio	New Orleans, LA	1980-2000	339,700	93.3%	$3.1 million
4 Flex/Industrial Buildings from the Gulf States Industrial portfolio	San Antonio, TX	1982-1986	484,260	82.3%	$1.8 million
3 Flex/Industrial Buildings from the Gulf States Industrial portfolio	Baton Rouge, LA	1985-1987	182,792	100.0%	$1.2 million
Brazos Crossing Power Center (1)	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.5 million
Sarasota Industrial Property	Sarasota, FL	1992	281,276	0.0%	$-
Portfolio total			1,777,758	72.6%

(1) Opened March 2008
(2) Currently undergoing expansion/renovation, 75.91% occupied including temporary tenants

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of 6/30/08	Annualized Revenues based on rents at June 30, 2008
Michigan Apartments (Four Multi Family Apartment Buildings)	Southeast MI	1965-1972	1,017	91.5%	$7.9 million
Southeast Apartments (Five Multi Family Apartment Buildings)	Greensboro and Charlotte, NC/Tampa, FL	1980-1987	1,576	84.0%	$9.8 million
Portfolio total			2,593	87.5%

	Location	Year Built	Available Rooms	Occupancy Percentage for the three months ended 6/30/08	Revenue per Available Room for the three months ended 6/30/08
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels (3)	Houston, TX	1998	26,390	68.8%	$34.71

(3) Currently undergoing renovations.

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of 6/30/08	Annualized Revenues based on rents at June 30, 2008
Unconsolidated Joint Venture
Properties:
1407 Broadway	New York, NY	1952	930,140	84.7%	$37.2 million
Orlando Outlet & Design Center	Orlando, FL	(4)	975,260	76.1%	$24.0 million
Portfolio total			1,905,400	80.4%

(4) Orlando Outlet Grand Opening in April 2008

2008 Acquisitions and Investments

There were no acquisitions during the first quarter of 2008.

Park Avenue Funding

On April 16, 2008, we made a preferred equity contribution of $11,000,000 (the “ Contribution ”) to PAF-SUB LLC (“ PAF ”), a wholly-owned subsidiary of Park Avenue Funding LLC (“ Park Avenue ”), in exchange for membership interests of PAF with certain rights and preferences described below (the “ Preferred Units ”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit us as a member. The Preferred Units are entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF fails to pay such distribution when due, the preferred distribution rate increases to 17% per annum. The Preferred Units are redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “ Redemption ”). In addition, the Preferred Units are entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

In connection with the Contribution, we entered into a guarantee agreement with Park Avenue on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “ Guarantee ”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

Mill Run Interest

On June 26, 2008, we through our Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor Mill Run JRM LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run. The Mill Run Interest is a non-managing interest, with consent rights with respect to certain major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the managing member and majority owner of Mill Run. The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness secured by the Mill Run Properties. In connection with this transaction, Lightstone Value Plus REIT LLC, our advisor, received an acquisition fee equal to 2.75% of the acquisition price, or approximately $2.4 million. Closing costs totaled approximately $1.1 million. In exchange for the Mill Run Interest, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ. The total aggregate value of the Common Units and Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000.

In connection with the contribution of the Mill Run Interest, we made loans to Arbor JRM and Arbor CJ in the aggregate principal amount of $17.6 million (the “Mill Loans”). The Mill Loans are payable semi-annually and shall accrue interest at an annual rate of 4%. The Mill Loans mature on June 26, 2016 and contain customary events of default and default remedies. The Mill Loans require Arbor JRM and Arbor CJ to prepay their respective loans in full upon the redemption of the Preferred Units by the Operating Partnership. The Mill Loans are secured by the Preferred Units and Common Units issued in connection with the acquisition of the Mill Interest.

Material Agreement to Acquire Prime Interest

Through our Operating Partnership, we entered into a Contribution and Conveyance Agreement with AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”), pursuant to which AR Prime will contribute to the Operating Partnership a 25% membership interest (the “Prime Interest”) in Prime. Prime Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of Prime. The acquisition price for the Prime Interest is approximately $373 million, $55 million of which will be in the form of equity and $318 million of which will be in the form of indebtedness secured by the Prime Properties (18 retail outlet malls, and four development projects). In connection with the transaction, upon closing Lightstone Value Plus REIT LLC, our advisor, will receive an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.7 million at closing.

The closing of the acquisition of the Prime Interest is subject to customary closing conditions. The closing of the acquisition of the Prime Interest is scheduled for the earlier of December 15, 2008 or a maximum 30 days after the Operating Partnership obtains audited financial statements of Prime for the last three fiscal years (the “Financial Statements”), but in no event later than June 26, 2009. If the Operating Partnership does not obtain the Financial Statements by June 26, 2009 and does not close the transaction, it would be required to pay liquidated damages in the amount of $6.08 million. However, AR Prime cannot specifically enforce the Contribution and Convenyance Agreement if the Operating Partnership does not obtain the Financial Statements. Subject to the fulfillment of the closing conditions, the Operating Partnership will issue to AR Prime (i) 275,000 Common Units and 52,250 Preferred Units with an aggregate liquidation preference of $52,250,000 (this amount will be reduced by the amount of any distributions by Prime to AR Prime prior to closing) and (ii) Common Units with a value equal to 5% of the Adjustment Amount and additional Preferred Units with a liquidation preference equal to 95% of the Adjustment Amount. The “Adjustment Amount” is the amount of interest that would have accrued on a loan in the principal amount of $52,250,000, at an interest rate of 4.6316%, from June 26, 2008 until the closing.

In connection with the contribution of the Prime Interest, we made a loan to AR Prime in the principal amount of $49.5 million (the “Prime Loan”). The Prime Loan is payable semi-annually and accrues interest at an annual rate of 4%. The Prime Loan matures on June 26, 2016 and contains customary events of default and default remedies. The Prime Loan contains provisions requiring AR Prime to prepay the Prime Loan (i) in full upon the redemption by the Operating Partnership of the Preferred Units to be issued to AR Prime in connection with the closing of the acquisition of the Prime Interest and (ii) in part, with the proceeds of any distribution received by AR Prime from Prime prior to such closing. The Prime Loan is secured by AR Prime’s interest in the Prime Interest. Upon the closing, the Common Units and Preferred Units issued to AR Prime will replace the Prime Interest as the security for the Prime Loan. Also, upon the closing, the Company will make an additional loan to AR Prime, on the same terms and conditions as the Prime Loan, in the principal amount equal to 90% of the Adjustment Amount. Total accrued interest related to this loan totaled $27,500 at June 30, 2008, and is included in tenant and other receivables.

2008 Renovation and Expansion

On October 2, 2007, we closed on the acquisition of an 8.5-acre parcel of undeveloped land for $2.75 million, for further development of the adjacent St. Augustine Outlet mall. Development rights to the land parcel were purchased at an additional cost of $1.3 million. We have started the construction of the expansion which will add approximately 90,000 square feet to the existing center. Upon completion of the expansion and renovation to the existing property, the center’s gross leaseable area will approximate 335,000 square feet. The cost for the renovation and expansion of the outlet mall is expected to approximate $35.2 million. Numerous established retail brands have executed lease agreements and will occupy the expanded and renovated outlet mall, including Saks 5 th Avenue, Ann Taylor, Juicy Couture, Kate Spade, Lucky Brand Jeans, Papaya Clothing and BCBG Max Azaria. These tenants will occupy approximately 53,000 square feet. Costs to date include the purchase of the land and the development rights total $5.5 million. We estimate the total remaining cash needs of the project to total $28.6 million. The Company plans to fund the renovation and expansion from offering proceeds.

The Company entered into a construction loan to fund the development of approximately 60,000 square feet of the power retail center at its Lake Jackson, Texas Location. The loan is secured by acquired real estate and is non-recourse to the Company. The total cost of the project, inclusive of project construction, tenant incentives, leasing costs, and land is estimated at $10.2 million. Because the debt financing for the acquisition may exceed certain leverage limitations of the REIT, the Board, including all of its independent directors has approved any leverage exceptions as required by the Company’s Articles of Incorporation. The center opened in April 2008, and three tenants occupy 100% of the property’s rentable square footage. The tenants, Petsmart, Office Depot and Best Buy all have 10 year leases.

Critical Accounting Policies

There were no changes during the three months ended June 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2007.

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

Expense reimbursements made to both our Advisor and Property Manager will be expensed or capitalized to the basis of acquired assets, as appropriate. After the Company adopts SFAS 141R, all expense reimbursements will be expensed.

Lightstone SLP, LLC, an affiliate of our Sponsor, has and advises us that it intends to continue to purchase special general partner interests (“SLP Units”) in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has received its proportional share of distributions to date; representing a 7% annualized return on the value of its SLP Units, through June 30, 2008.

  Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of June 30, 2008, offering costs of $21.4 million have been offset by $22.2 million of proceeds from the sale of SLP Units.

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

For the Three Months Ended June 30, 2008 vs June 30, 2007

Revenues

Total revenues increased by approximately $3.9 million to approximately $9.9 million for the three months ended June 30, 2008 compared to $6.0 million   for the comparable period last year. Base rents increased $4.0 million primarily due to our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas on February 1, 2007; and a land parcel in Lake Jackson, Texas, intended for immediate development as a power retail center, on June 29, 2007, which subsequently opened in April of 2008; two hotels in Houston, Texas on October 17, 2007; and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income remained consistent with the prior year.

Total Property Expenses

Total property expenses increased by $2.2 million, to approximately $4.1 million for the three months ended June 30, 2008, compared to approximately $1.9 million for the comparable period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

Real Estate Taxes

Total real estate taxes increased by $0.4 million, to approximately $1.0 million for the three months ended June 30, 2008, compared to approximately $0.6 million for the comparable period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

General and administrative expenses

General and administrative costs increased by approximately $5.4 million to approximately $5.9 million, primarily as a result of the payment of acquisition fees, acquisition expenses and legal fees, and costs related to due diligence on investments which were not pursued in the amounts of $2.3 million, $2.0 million, and $0.7 million respectively. The acquisition fee and related expenses were related to our acquisition of the 22.54% interest in Mill Run, which owns two retail outlet malls in Orlando, Florida. Asset management fees also increased approximately $0.2 million related to our acquisitions in the fourth quarter of 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.7 million for the three months ended June 30, 2008 to $2.2 million, as compared to $1.5 million at June 30, 2007 primarily due to the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Other Income

Other income decreased by approximately $0.1 million due principally to slight decrease related to vending and other ancillary revenue sources at our properties.

Interest Income

Interest income increased by approximately $0.7 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and cash equivalents, including marketable securities was $57.4 million and $27.5 million at June 30, 2008 and June 30 2007, respectively.

Interest expense

 Interest expense increased approximately $1.2 million to approximately $3.4 million for the three months ended June 30, 2008, primarily as a result of the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

A $0.6 million loss from investment in unconsolidated joint venture for the three months ended June 30, 2008, compared to $2.2 million loss in the same period last year relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. The improvement resulted primarily from increased revenues of approximately $0.3 at the joint venture level, as a result of increases in rents per square foot for new and renewal leases, a decrease in depreciation and amortization of $0.6 million as a result of tenant roll over, and a $0.2 million decline in interest expense, due to the decline in the LIBOR rate.

For the Six Months Ended June 30, 2008 vs June 30, 2007

Revenues

Total revenues increased by approximately $8.5 million to approximately $19.7 million for the six months ended June 30, 2008 compared to $11.2 million for the comparable period last year. Base rents increased $8.2 million primarily due to our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, Texas, on June 29, 2007, which subsequently opened in April of 2008; two hotels in Houston, Texas on October 17, 2007; and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increased approximately $0.3 million primarily as a result of our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007.

Total Property Expenses

Total property expenses increased by $4.3 million, to approximately $8.2 million for the six months ended June 30, 2008, compared to approximately $3.9 million for the comparable period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

Real Estate Taxes

Total real estate taxes increased by $0.9 million, to approximately $2.1 million for the six months ended June 30, 2008, compared to approximately $1.2 million for the comparable period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

General and administrative expenses

General and administrative costs increased by approximately $4.5 million to approximately $7.0 million, primarily as a result of the payment of acquisition fees, acquisition expenses and legal fees, and costs related to due diligence on investments which were not pursued in the amounts of $2.3 million, $2.0 million, and $0.7 million respectively. The acquisition fee and related expenses were related to our acquisition of the 22.54% interest in Mill Run, which owns two retail outlet malls in Orlando, Florida. This increase was offset by increased fees for the six months ended June 30, 2007 as a result of the payment of acquisition and legal fees in the amount of $1.6 million and $0.1 million, respectively, related to the our investment in the sub lease interest to a ground lease of a Manhattan office building payment in the first quarter of 2007. In addition asset management fees increased $0.7 million year to date s compared to prior year as a result of the acquisitions in Feb 2007, June 2007 and the fourth quarter of 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.4 million for the six months ended June 30, 2008 to $4.4 million, as compared to $3.0 million at June 30, 2007 primarily due to the acquisition and financing of new properties during the fourth quarter of 2007.

Other Income

Other income decreased by approximately $0.1 million due principally to slight decrease related to vending and other ancillary revenue sources at our properties.

Interest Income

Interest income increased by approximately $1.5 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and cash equivalents was $48.3 million and $21.7 million, securities for the six months ended June 30, 2008 and June 30, 2007, respectively.

Interest expense

 Interest expense increased approximately $2.8 million to approximately $7.0 million for the six months ended June 30, 2008, primarily as a result of the acquisition and financing of new properties during the fourth quarter of 2007.

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

A $1.6 million loss from investment in unconsolidated joint venture for the six months ended June 30, 2008, compared to $4.2 million loss in the same period last year relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007. The improvement resulted primarily from increased revenues of approximately $0.7 million at the joint venture level, due to increases in rents per square foot for new and renewal leases, a decrease in depreciation and amortization of $1.2 million, as a result of tenant roll over, and a $0.2 million decline in interest expense, due to the decline in the LIBOR rate.

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

We currently have $238.9 million of outstanding mortgage debt, and $7.0 million in a note payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate and the approval of our board of directors, and subsequent disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2008, our total borrowings represented 128% of net assets.

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

	June 30, 2008	June 30, 2007
Acquisition fees	$2,336,565	$1,643,950
Asset management fees	1,021,839	330,879
Property management fees	832,065	469,871
Acquisition expenses reimbursed to advisor	1,265,528	-
Total	$5,455,997	$2,444,700

As of June 30, 2008 we had approximately $26.1 million of cash and cash equivalents on hand and $7.8 million of marketable securities. Our cash and cash equivalents on hand and marketable securities resulted primarily from proceeds from our Offering.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows provided by (used in) from operating activities	$(1,815,316)	$1,177,918
Cash flows used in investing activities	(89,991,518)	(79,416,706)
Cash flows provided by financing activities	88,342,499	106,139,113
Net change in cash and cash equivalents	(3,464,335)	27,900,325

Cash and cash equivalents, beginning of the period	29,589,815	19,280,710
Cash and cash equivalents, end of the period	$26,125,480	$47,181,035

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

Cash used in investing activities of $90 million resulted primarily from the note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in Prime Outlets Acquisition Company, which owns 18 retail outlet malls and four development projects, $17.6 million related to a note receivable entered into in connection with our investment in two retail outlet malls in Orlando, Florida, a preferred equity contribution in the amount of $11 million into a real estate lending company, which is an affiliate of our sponsor, and $7.5 million on investments in real estate, primarily related to the renovation and expansion project ongoing at our St. Augustine retail outlet mall.

Cash provided by financing activities in the amount of $88.3 million resulted primarily from the proceeds from the issuance of common stock ($88.2 million), proceeds from issuance of special partnership interests ($9.2 million), initial loan draws of ($2.7 million), offset by the payment of offering costs ($8.2 million) and distributions of ($3.4 million).

At June 30, 2008, we had mortgage debt totaling approximately $238.9 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity

St. Augustine	$26,897,310	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,517,858	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at June 30, 2008	$238,933,968			$222,022,021

The following table shows the mortgage debt maturing during the next five years:

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$11,676,957	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,933,968

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

In December 2007, the FASB issued FASB No. 141(R), Business Combinations (Revised), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

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

At June 30, 2008, we had mortgage debt totaling approximately $238.9 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at maturity

St. Augustine	$26,897,310	6.09%	April 2016	$23,747,523
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,517,858	LIBOR + 1.75%	October 2008	10,040,000
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771

Total of eleven outstanding mortgage loans at June 30, 2008	$238,933,968			$222,022,021

The following table shows the mortgage debt maturing during the next five years:

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$11,676,957	$338,052	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,933,968

LIBOR at June 30, 2008 was 2.4625%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

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

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number of claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease.  The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith.

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

Through June 30, 2008, we had issued approximately 22.7 million shares for gross offering proceeds of approximately $223.5 million, which includes $4.1 million of proceeds from shares issued in distribution reinvestment program. From the effective date of our public offering through June 30, 2008, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$16,016,981	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	5,352,848
Total expenses	$21,369,829

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $21.4 million in contributions by Lightstone SLP, LLC is approximately $223.5 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $223.5 million, and new mortgage debt in the amount of $238.9 million, and a note payable of $7.0 million we acquired approximately $316.5 million in real estate investments (including $8.0 million in acquisition fees) and related assets. In addition we invested $13.5 million in a joint venture, and paid an acquisition fee of $1.6 million, to acquire a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. On June 26, 2008, we entered into a contribution and conveyance agreement to acquire the interest in two retail outlet malls in Orlando, Florida, and executed a loan in connection with that acquisition in the amount of $17.6 million. Cumulatively, we have used the net offering proceeds as follows:

Type of Expense Amount - Actual	June 30, 2008

Construction of plant, building and facilities	$13,158,460
Purchase of real estate interests	118,686,215
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of June 30, 2008)	26,125,480
Temporary investments (as of June 30, 2008)	16,007,982
Other uses	49,500,000
Total uses	$223,478,137

As of August 5, 2008, we have sold approximately 24.4 million shares at an aggregate offering price of $241.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

PART II. OTHER INFORMATION, CONTINUED:

ITEM 6. EXHIBITS

Exhibit Number	Description

10.51*	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52*	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53*	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54*	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55*
First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LL

10.56*	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57*	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58*	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59*	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60*	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61*	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2008	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Jenniffer Collins
Jenniffer Collins
Interim Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)