Form 10-Q
period 2008-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2008-11-14
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

1985 Cedar Bridge Avenue, Suite 1
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
Yes  ☐ No ☑

As of October 15, 2008, there were 30.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Investment property:
Land	$62,053,867	$62,032,138
Building	247,536,946	240,221,044
Construction in progress	21,676,009	7,499,319
	331,266,822	309,752,501
Less accumulated depreciation	(10,445,917)	(5,455,550)
Net investment property	320,820,905	304,296,951

Investments in unconsolidated affiliated real estate entities	23,648,164	6,284,675
Investment in affiliate, at cost	10,150,000	-
Cash	69,549,490	29,589,815
Marketable securities	11,443,048	10,752,910
Restricted escrows	10,003,285	9,595,453
Due from Sponsor	2,687,763	-
Tenant and other accounts receivable	1,572,596	1,531,180
Note receivable	49,500,000	-
Acquired in-place lease intangibles (net of accumulated amortization of $1,734,649 and $2,646,629, respectively)	1,328,278	1,982,292
Acquired above market lease intangibles (net of accumulated amortization of $654,043 and $373,175, respectively)	528,139	830,727
Deferred intangible leasing costs (net of accumulated amortization of $764,352 and $605,093, respectively)	792,329	1,153,712
Deferred leasing costs (net of accumulated amortization of $106,700 and $50,606, respectively)	562,271	154,879
Deferred financing costs (net of accumulated amortization of $532,903 and $172,939, respectively)	2,227,443	2,154,560
Prepaid expenses and other assets	3,142,602	1,374,200
Total Assets	$507,956,313	$369,701,354

Liabilities and Stockholders' Equity
Mortgage payable	$238,966,203	$237,610,371
Note payable	7,416,941	5,825,286
Accounts payable and accrued expenses	12,824,161	5,811,535
Due to sponsor	-	521,427
Tenant allowances and deposits payable	975,189	943,854
Distributions payable	4,931,064	2,463,361
Prepaid rental revenues	1,040,078	1,066,724
Acquired below market lease intangibles (net of accumulated amortization of $2,047,648 and $1,874,843, respectively)	1,456,778	2,391,883
	267,610,414	256,634,441

Minority interest in partnership	28,467,316	12,954,715

Commitments and contingencies

Stockholders' equity:
Preferred shares, $1 par value, 10,000,000 shares authorized, 18,620 and 0 shares issued and outstanding, respectively, Series A liquidation preference of $1,000, per share	18,620	-
Common stock, $.01 par value; 60,000,000 shares authorized, 29,403,272 and 13,606,608 shares issued and outstanding, respectively	294,033	136,066
Additional paid-in-capital	279,461,689	120,297,590
Note receivable from stockholders	(17,640,000)	-
Accumulated other comprehensive income(loss)	24,433	(1,199,278)
Accumulated distributions in addition to net loss	(50,280,192)	(19,122,180)
Total stockholder’s equity	211,878,583	100,112,198
Total Liabilities and Stockholders' Equity	$507,956,313	$369,701,354

The Company’s notes are an integral part of these consolidated financial statements

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007

Revenues:
Rental income	$9,191,180	$5,086,124	$26,841,456	$14,560,096
Tenant recovery income	1,075,673	965,838	3,136,626	2,713,944
	10,266,853	6,051,962	29,978,082	17,274,040
Expenses:
Property operating expenses	4,712,463	2,330,393	12,951,925	6,237,907
Real estate taxes	1,030,937	656,626	3,117,564	1,863,946
General and administrative costs	1,335,185	399,977	8,299,384	2,865,059
Depreciation and amortization	2,136,873	1,466,833	6,539,587	4,461,532
	9,215,458	4,853,829	30,908,460	15,428,444
Operating (loss) income	1,051,395	1,198,133	(930,378)	1,845,596

Other income (expense)	120,873	(267,066)	385,512	615,511
Interest income	1,550,433	1,147,106	3,528,156	1,147,106
Interest expense	(3,492,802)	(2,240,420)	(10,473,022)	(6,396,234)
Loss from investment in unconsolidated affiliated real estate entities	(676,194)	(1,721,940)	(2,236,511)	(5,910,940)
Loss on sale of marketable securities	(7,454)	-	(7,454)	-
Other than temporary impairment - marketable securities	(9,733,015)	-	(9,733,015)	-
Minority interest	173	(24)	322	168
Net loss applicable to common shares	$(11,186,591)	$(1,884,211)	$(19,466,390)	$(8,698,793)

Net loss per common share, basic and diluted	$(0.44)	$(0.17)	$(0.97)	$(1.09)

Weighted average number of common shares outstanding, basic and diluted	25,464,696	10,942,668	20,058,683	7,954,063

The Company’s notes are an integral part of these consolidated financial statements

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)

	Preferred Shares		Common Shares				Accumulated
					Additional		Other	Accumulated	Total
	Preferred		Common		Paid-In	Note Receivable	Comprehensive	Distributions in	Stockholders'
	Shares	Amount	Shares	Amount	Capital	from Stockholders	Income / (Loss)	Excess of Net Loss	Equity
BALANCE, December 31, 2007	-	$-	13,606,608	$136,066	$120,297,590	$-	$(1,199,278)	$(19,122,180)	$100,112,198
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(19,466,390)	(19,466,390)
Unrealized gain on available for sale securities	-	-	-	-	-	-	1,223,711	-	1,223,711
Total comprehensive loss									(18,242,679)
Distributions declared							-	(11,691,622)	(11,691,622)
Proceeds from offering	18,620	18,620	15,433,761	154,338	171,573,601	(17,640,000)	-	-	154,106,559
Selling commissions and dealer manager fees	-	-	-	-	(13,255,954)	-	-	-	(13,255,954)
Other offering costs	-	-	-	-	(2,597,496)	-	-	-	(2,597,496)
Proceeds from distribution reinvestment program			362,903	3,629	3,443,948	-	-	-	3,447,577

BALANCE, September 30, 2008	18,620	$18,620	29,403,272	$294,033	$279,461,689	$(17,640,000)	$24,433	$(50,280,192)	$211,878,583

The Company’s notes are an integral part of these consolidated financial statements

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,466,390) $	(8,698,793)
Loss allocated to minority interests	(322)	(168)
Adjustments to reconcile net loss to net cash provided by operating activities:	-	-
Depreciation or amortization	6,100,190	4,059,848
Loss on sale of marketable securities	7,454	-
Realized loss on impairment of marketable securities	9,733,015	-
Amortization of deferred financing costs	368,625	76,876
Amortization of deferred leasing costs	439,397	401,684
Amortization of above and below-market lease intangibles	(632,518)	(450,412)
Net equity in loss from investment in unconsolidated real estate entities	2,236,511	5,910,940
Changes in assets and liabilities:	-	-
Increase in prepaid expenses and other assets	(1,567,703)	(586,091)
Increase in tenant and other accounts receivable	(41,416)	(756,752)
Increase in tenant allowance and security deposits payable	31,335	361,220
Increase in accounts payable and accrued expenses	6,672,961	2,347,101
Increase in prepaid rents	(26,645)	521,061
Net cash provided by (used in)operating activities	3,854,494	3,186,514

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(22,656,237)	(62,702,844)
Purchase of marketable securities	(9,290,458)	(24,847,830)
Note receivable from stockholders	(49,500,000)	-
Proceeds from sale of marketable securities	83,562	-
Purchase of investment in affiliate	(10,150,000)	(13,476,185)
Funding of restricted escrows	(407,832)	(2,426,668)
Refundable deposit for investment in real estate	-	(13,203,195)
Net cash used in investing activities	(91,920,965)	(116,656,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	3,187,177	53,025,000
Mortgage payments	(230,947)	(120,790)
Payment of loan fees and expenses	(441,509)	(348,167)
Proceeds from issuance of common stock	152,146,559	71,242,238
Proceeds from issuance of special general partnership units	12,292,129	7,146,129
Payment of offering costs	(15,853,449)	(6,970,286)
Note receivable from stockholders	(17,640,000)	-
Due from escrow agent	-	163,949
Distributions paid	(5,433,814)	(2,118,457)
Net cash provided by financing activities	128,026,146	122,019,616

Net change in cash	39,959,675	8,549,408
Cash, beginning of period	29,589,815	19,280,710
Cash, end of period	$69,549,490	$27,830,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,667,126	$6,139,799
Dividends declared	$11,691,622	$4,661,959
Unrealized gain on available for sale securities	$1,223,711	$1,545,670
Proceeds from shares issued in distribution reinvestment program	$3,447,577	$-
Proceeds from shares issued in joint venture investment	$19,600,000	$-

The Company’s notes are an integral part of these consolidated financial statements

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

As of September 30, 2008, cumulative gross offering proceeds of approximately $290.3 million, which includes $5.6 million of proceeds from shares issued in the distribution reinvestment program, have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of September 30, 2008, offering costs were $29.0 million and were offset by $28.5 million of proceeds from the sale of SLP Units of which $3.2 million had yet been funded. The Advisor intends to offset this obligation with a portion of the $9.7 million acquisition fee to be paid to the Advisor upon the Company’s settlement of its acquisition of the 25% membership interest in Prime Outlets Acquisitions Company (see note 5).

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through September 30, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of September 30, 2008, offering costs incurred were approximately 10%.

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Primarily all such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2008, the Company has completed ten acquisitions: the St. Augustine Outlet Center, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; the Southeast Michigan Apartments, four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Power Center, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; 1407 Broadway, a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, New York, on January 4, 2007; the Gulf States Industrial portfolio, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and has developed the Brazos Crossing Power Center after acquiring a land parcel in Lake Jackson, Texas, on June 29, 2007, the Sugarland and Katy Highway Extended Stay Hotels in Houston, Texas on October 17, 2007, the Southeast Apartments, which included, five multifamily apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and the Sarasota Industrial Property, an industrial building in Sarasota, Florida on November 13, 2007. On June 26, 2008, the Company acquired an interest in an entity with an interest in two outlet malls in Orlando, Florida. All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, development, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees are outlined in each of the respective agreements. (See Note 13, Related Party Transactions).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of September 30, 2008, the Company had a 99.99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

 Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in money market funds or commercial paper. To date, the Company has not experienced any losses on its cash and cash equivalents.

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

During the nine months ended September 30, 2008, the Company recorded a write-down of $9,733,015 compared to $0 for the nine months ended September 30, 2007 for other-than-temporary declines on certain available-for-sale securities, which is included in Other than temporary impairment - equity securities on the Consolidated Statement of Operations. The Company’s securities and the overall REIT market experienced significant declines in the third quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary. Of the investment securities held on September 30, 2008 and December 31, 2007, the Company has accumulated other comprehensive gain of $24,433 and loss of $1,199,278, respectively which includes gross unrealized losses of $50,562, and $1,199,278, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The following is a summary of the Company’s available for sale securities at September 30, 2008 and December 31, 2007:

	At September 30, 2008	At December 31, 2007
	(unaudited)
Cost	$21,151,630	$11,952,188
Other than temporary impairment - equity securities	(9,733,015)	-
Unrealized gain / (loss)	24,433	(1,199,278)
Fair value at period end	$11,443,048	$10,752,910

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

Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until stays occur.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.

Investment in Real Estate

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “ Business Combinations” (“SFAS No. 141” ). The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are generally capitalized. Fees incurred in the acquisition of joint venture interest are expensed as incurred.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required through September 30, 2008. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to maintain treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. Through September 30, 2008, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carry forwards of $0.7 million for Federal income tax purposes as of September 30, 2008. The availability of such loss carry-forwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of September 30, 2008, the Company had no material uncertain income tax positions. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Organization and Offering Costs

The Company estimates offering costs of approximately $300,000 if the minimum offering of 200,000 shares is sold, and approximately $30,000,000 if the maximum offering of 30,000,000 shares is sold (which occurred in October 2008). Subject to limitations in terms of the maximum percentage of costs to offering proceeds that may be incurred by the Company, third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to the Dealer Manager, are accounted for as a reduction against additional paid-in capital (“APIC”) as offering proceeds are released to the Company.

Through September 30, 2008, the Advisor has advanced approximately $28.5 million to the Company for offering costs, including commission and dealer manager fees. Based on gross proceeds of approximately $290.3 million from its public offering as of September 30, 2008, the Company’s responsibility for the reimbursement of advances for commissions and dealer manager fees was limited to 10% of gross offering proceeds, which generally approximate $22.7 million (or 8% of the gross offering proceeds), and its obligation for advances for organization and third-party offering costs was limited to approximately $6.3 million (or 2% of the gross offering proceeds).

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage-debt and note payable as of September 30, 2008 approximated the book value of approximately $246.4 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors. We account for our incentive award plan in accordance with SFAS No. 123R, "Share-Based Payment." Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations. For the nine months ended September 30, 2008 and 2007, we had no significant compensation cost related to our incentive award plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, Earnings per Share by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has 18,000 options issued and outstanding, and does not have any warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss. The 18,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net operating loss applicable to stockholders.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the consolidated results of operations or financial position.

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

3. Investments in Unconsolidated Affiliated Real Estate Entities

Mill Run Interest

On June 26, 2008, the Company, through the Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor Mill Run JRM LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run. The Mill Run Interest is a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture. The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness secured by the Mill Run Properties. As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment. In connection with this transaction, Lightstone Value Plus REIT LLC, our advisor, received an acquisition fee equal to 2.75% of the acquisition price, or approximately $2.4 million. Closing costs totaled approximately $1.1 million. These costs are included in general and administrative expenses. In exchange for the Mill Run Interest, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ. The total aggregate value of the Common Units and Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

In connection with the contribution of the Mill Run Interest, the Company made loans to Arbor JRM and Arbor CJ in the aggregate principal amount of $17.6 million (the “Mill Loans”), which is classified as contra-equity. The Mill Loans are payable semi-annually and shall accrue interest at an annual rate of 4%. The Mill Loans mature on July 1, 2016 and contain customary events of default and default remedies. The Mill Loans require Arbor JRM and Arbor CJ to prepay their respective loans in full upon the redemption of the Preferred Units by the Operating Partnership. The Mill Loans are secured by the Preferred Units and Common Units issued in connection with the acquisition of the Mill Interest. Accrued interest related to this loan totaled $0.2 million at September 30, 2008, and is included in prepaid expenses and other assets.

The Company accounted for the investment in this unconsolidated affiliated real estate entity under the equity method of accounting as the Company exercises significant influence, but does not control this entity. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock , paragraph 19b., the difference between the cost of the Mill Run Interest and the amount of underlying equity in net assets of the Company has been accounted for as if the investee were a consolidated subsidiary, and additional depreciation and amortization will be recorded over the lives of the appropriate assets, in accordance with the allocation of the difference between land, building and intangible assets of Mill Run. For the nine months ended September 30, 2008 and 2007, the Company’s results included a $0.1 million and $0 gain, respectively from investment in this unconsolidated affiliated real estate entity resulting in a net investment balance of respectively $19.7 million as of September 30, 2008.

In-place rents, net of rent concessions was $25.3 million, annualized at September 30, 2008 and average occupancy for the properties at September 30, 2008 was 83.1%.

The following table represents the condensed income statement for the unconsolidated affiliated real estate entity for the following periods as of September 30, 2008:

	For the period June 26, 2008 through June 30, 2008	For the period July 1, 2008 through September 30, 2008
	(unaudited)	(unaudited)
Revenue	$404,347	9,976,908

Property operating expenses	177,990	3,204,896
Depreciation and amortization	126,996	2,939,893
	304,986	6,144,789

Operating income	99,361	3,832,119

Other income	2,932	92,456
Interest income	658	20,268
Interest expense	(134,031)	(3,375,970)

Net income (loss)	(31,080)	568,873

Company's share of net income (loss) (22.54%)	$(7,005)	$128,224

The following table represents the condensed balance sheet for this unconsolidated affiliated real estate entity as of September 30, 2008:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

September 30, 2008
(unaudited)
Real estate, at cost (net):	267,046,899
Intangible assets	1,204,398
Cash and restricted cash	4,948,160
Other assets	26,782,586
Total Assets	299,982,043

Mortgage note payable	277,888,723
Other liabilities	26,033,011
Member capital	(3,939,691)
Total liabilities and members' capital	299,982,043

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from the Sponsor, our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. (“Lehman”). Additionally, Lehman will receive a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business. All other income and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture. This $13.0 million investment was recorded initially at cost and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company and the co-Venturer contributed an additional $0.6 million in 2007. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. For the nine months ended September 30, 2008 and 2007, the Company’s results included a $2.4 million and $5.9 million loss from investment in this unconsolidated affiliated real estate entity, respectively resulting in a net investment balance of approximately $3.9 million as of September 30, 2008. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects. Additional loan proceeds of up to $13.6 million are available to fund these improvements.

In-place rents, net of rent concessions was $37.3 million, annualized at September 30, 2008 and average occupancy for the property at September 30, 2008 was 83.6%.

The following table represents the condensed income statement for this unconsolidated affiliated real estate entity for the three month period ended September 30, 2008 and September 30, 2007:

	For the quarter ended September 30, 2008	For the quarter ended September 30, 2007
	(unaudited)	(unaudited)
Total Revenue	$10,081,003	$9,668,828

Total property operating expenses	(7,515,980)	(6,944,157)
Depreciation & Amortization	(2,551,647)	(3,978,760)
Other Income	40,893	15,425
Interest Income	24,317	35,253
Interest Expense	(1,720,257)	(2,310,755)

Net operating loss	$(1,641,671)	$(3,514,166)

Company's share of net operating loss (49%)	$(804,419)	$(1,721,940)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The following table represents the condensed income statement for the unconsolidated affiliated real estate entity for the nine month period ended September 30, 2008 and for the period from January 4, 2007 through September 30, 2007:

	For the Nine Months Ended September 30, 2008	For the period January 4, 2007 through September 30, 2007
	(unaudited)	(unaudited)
Total Revenue	$29,356,934	$27,563,413

Total property operating expenses	(20,389,476)	(20,064,841)
Depreciation & Amortization	(9,045,812)	(12,950,254)
Other Income	805,023	28,803
Interest Income	100,769	73,326
Interest Expense	(5,639,132)	(6,713,591)

Net operating income / (loss)	$(4,811,694)	$(12,063,144)

Company's share of net operating loss (49%)	$(2,357,730)	$(5,910,940)

The following table represents the condensed balance sheet for the unconsolidated affiliated real estate entity as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(unaudited)

Real estate, at cost (net):	$111,029,809	$111,361,237
Intangible assets	5,040,036	9,009,676
Cash and restricted cash	14,214,475	11,458,097
Other assets	6,937,462	9,475,857
Total Assets	$137,221,782	$141,304,867

Mortgage note payable	$113,709,491	$110,847,201
Other liabilities	15,506,682	17,640,362
Member capital	8,005,609	12,817,304
Total liabilities and members' capital	$137,221,782	$141,304,867

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounted for this investment under the cost method. Total accrued distributions related to this investment totaled $0.3 million at September 30, 2008, and are included in prepaid expenses and other assets.

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

In connection with the contribution of the Prime Interest, the Company made a loan to AR Prime in the principal amount of $49.5 million (the “Prime Loan”). The Prime Loan is payable semi-annually and accrues interest at an annual rate of 4%. The Prime Loan matures on July 1, 2016 and contains customary events of default and default remedies. The Prime Loan contains provisions requiring AR Prime to prepay the Prime Loan (i) in full upon the redemption by the Operating Partnership of the Preferred Units to be issued to AR Prime in connection with the closing of the acquisition of the Prime Interest and (ii) in part, with the proceeds of any distribution received by AR Prime from Prime prior to such closing. The Prime Loan is secured by AR Prime’s interest in the Prime Interest. Upon the closing, the Common Units and Preferred Units issued to AR Prime will replace the Prime Interest as the security for the Prime Loan. Also, upon the closing, the Company will make an additional loan to AR Prime, on the same terms and conditions as the Prime Loan, in the principal amount equal to 90% of the Adjustment Amount. Accrued interest related to this loan totaled $0.5 million at September 30, 2008, and is included in prepaid and other accounts receivables.

6. Future Minimum Rentals

As of September 30, 2008, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows for the remainder of 2008 and thereafter:

						Total Fixed Future
2008	2009	2010	2011	2012	Thereafter	Minimum Rentals
$2,909,686	$10,251,750	$8,575,403	$6,699,618	$5,264,189	$23,748,218	$57,448,864

7. Pro Forma Combined Condensed Statements of Operations

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the nine months ended September 30, 2008 and September 30, 2007, respectively, as if the acquisitions and equity investments listed in Note 1 had occurred at January 1, 2007. There was only one acquisition during the nine months ended September 30, 2008, that took place on June 26, 2008. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the nine months ended September 30, 2008 and September 30, 2007, respectively, or for any future period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

	Nine Months Ended
	September 30,
	2008	2007

Real estate revenues	$29,978,081	$29,163,717
Equity in loss from investment in unconsolidated affiliated real estate entities	(2,662,936)	(7,084,341)
Net loss	(19,892,816)	(10,375,107)
Basic and diluted loss per share	$(0.99)	$(1.30)

8. Mortgages Payable

At September 30, 2008, the Company had mortgage debt totaling approximately $239.0 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at Maturity

St. Augustine	$26,820,623	6.09%	April 2016	$23,747,523
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,626,780	LIBOR + 1.75%	April 2009	11,626,780
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Total of eleven outstanding mortgage loans at September 30, 2008	$238,966,203			$223,608,801

LIBOR at September 30, 2008 was 3.9263%. Monthly installments of interest only were required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years:

	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage Payable	$82,412	$11,964,832	$359,526	$1,586,956	$2,781,012	$222,191,465	$238,966,203

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

Pursuant to the Company’s loan agreements, escrows in the amount of $10.0 million were held in restricted escrow accounts at September 30, 2008. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

In connection with the acquisition of the Sugarland and Katy Highway Extended Stay Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which included up to an additional $2.8 million of renovation proceeds which will be borrowed as the renovation proceeds. At September 30, 2008 available renovation proceeds totaled $1.2 million

The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan matured on October 16, 2008 and the Company exercised its 6-month extension option described above. The entire principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2009. The mortgage loan is secured by the hotels and will be non-recourse to the Company.

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

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine, Houston extended stay hotels, Gulf Coast Industrial Portfolio, and Southeastern Michigan multifamily properties. The Company was in compliance with its financial covenants at September 30, 2008.

Interest costs capitalized during the three and nine months ended September 30, 2008 amounted to $0.2 million and $0.4 million, respectively, no interest was capitalized during these periods in 2007.

9. Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas. The loan allows the Company to draw up to $8.2 million, and then will require monthly installments of interest only through the first 12 months and bears interest at 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is guaranteed by the Company. The balance at September 30, 2008 and December 31, 2007 was $7.4 million and $5.8 million, respectively. The construction phase of the loan matures on December 4, 2008, while the term phase of the loan matures on December 5, 2009. We believe we are in compliance with the terms required to enter the term phase of the loan.

10. Intangible Assets

At September 30, 2008, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of September 30, 2008 and December 31, 2007:

	At September 30, 2008			At December 31, 2007
	Cost	Amortization	Net	Cost	Amortization	Net

Acquired in-place lease intangibles	$3,062,927	$(1,734,649)	$1,328,278	$4,628,921	$(2,646,629)	$1,982,292
Acquired above market lease intangibles	1,182,182	(654,043)	528,139	1,203,902	(373,175)	830,727
Acquired leasing costs	1,556,681	(764,352)	792,329	1,758,805	(605,093)	1,153,712
Acquired below market lease intangibles	$3,504,426	$(2,047,648)	$1,456,778	$4,266,726	$(1,874,843)	$2,391,883

The following table presents the amortization of the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2008:

	Balance of 2008	2009	2010	2011	2012	Thereafter	Total
Amortization of:
Acquired above market lease value	$85,523	$205,403	$97,974	$53,943	$23,379	$61,917	$528,139
Acquired below market lease value	(232,115)	(563,440)	(272,971)	(129,256)	(88,565)	(170,431)	(1,456,778)
Projected future net rental income decrease	$(146,592)	$(358,037)	$(174,997)	$(75,313)	$(65,186)	$(108,514)	$(928,639)
Acquired in-place lease value	$171,382	$509,334	$227,333	$113,783	$73,096	$233,350	$1,328,278

Actual total amortization expense included in depreciation and amortization expense in our statements of operations was $0.3 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Actual total amortization expense included in depreciation and amortization expense in our statements of operations was $ 1.1 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization of acquired above and below market lease values is included in total revenues on our statements of operations was $0.2 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Amortization of acquired above and below market lease values is included in total revenues on our statements of operations was $0.6 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

11. Distributions Payable

On September 15, 2008, the Company declared a dividend for the three-month period ending September 30, 2008. The dividend was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The September 30, 2008 dividend was paid in full in October 2008 using a combination of cash ($2.4 million) and shares ($2.1 million) which represents 218,152 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.   The amount of dividends distributed to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

In addition, Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. The distribution for the third quarter 2008 in the amount of $0.4 million was not been paid in October 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through September 30, 2008 and will always be subordinated until stockholders receive a stated preferred return.

12. Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of September 30, 2008 and December 31, 2007, the Lightstone REIT had 18,620 and zero outstanding preferred shares, respectively.
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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 29.4 million and 13.6 million shares of common stock outstanding as of September 30, 2008 and December 31, 2007, respectively.

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006, 2007, and 2008. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The September 30, 2008 dividend was paid in full in October 2008 using a combination of cash ($2.4 million), and ($2.1 million) which represent 218,152 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share. In addition, the Company declared a dividend on the special general partner interests held by our sponsor in the amount of $0.4 million, which was paid in October 2008.

Stock-Based Compensation

We have adopted a stock option plan under which our independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. Our stock option plan is designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. In July, 2007 options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting. At the annual stockholders meeting in August 2008 additional options for the purchase of 3,000 shares were granted to each of our three independent directors. As of September 30, 2008, options to purchase 18,000 shares of stock were outstanding, none of which are fully vested, at an exercise price of $10.

The exercise price for all stock options granted under our stock option plan is fixed at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option is 10 years. Options granted to non-employee directors vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

Compensation expense associated with our stock option plan was not material for the nine months ended September 30, 2008 and 2007.

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

Property Management – Residential / Retail/ Hospitality
The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Lightstone REIT may pay the Property Manager separate fees for i) development of, ii) one-time initial rent-up, iii) or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office / Industrial
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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special general partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Distributions of $0.4 million were declared and $0.3 million were paid during the three months ended September 30, 2008. Distributions for the first quarter of 2007 were not declared until the third quarter of 2007. The distribution for the second quarter 2008 in the amount of $0.4 million was paid in July 2008. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through September 30, 2008 and will always be subordinated until stockholders receive a stated preferred return, as described below:

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

The Lightstone REIT pursuant to the arrangements described above has recorded the following amounts for the three months ended September 30, 2008 and 2007:

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Acquisition fees	$-	$-
Asset management fees	560,170	189,731
Property management fees	432,814	251,160
Acquisition expenses reimbursed to Advisor	-	-
Development fees	556,390	-
Leasing commissions	89,065	114,210
Total	$1,638,439	$555,101

The Lightstone REIT pursuant to the arrangements described above has recorded the following amounts for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Acquisition fees	$2,336,565	$3,400,396
Asset management fees	1,582,009	520,610
Property management fees	1,264,879	721,031
Acquisition expenses reimbursed to Advisor	1,265,528	-
Development fees	556,390	-
Leasing commissions	485,405	179,085
Total	$7,490,776	$4,821,122

14. Segment Information

The Company currently operates in five business segments as of September 30, 2008: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate (iv) office real estate and (v) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2008 and 2007 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2008 and 2007. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization. Unallocated assets, liabilities, revenues and expense relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended September 30, 2008 regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended September 30, 2008

Revenues:
Rental income	$1,568,878	$4,947,287	$1,613,355	$1,061,660	$-	$-	$9,191,180
Tenant recovery income	501,490	233,643	335,020	5,520	-	-	1,075,673
	2,070,368	5,180,930	1,948,375	1,067,180	-	-	10,266,853
Expenses:
Property operating expenses	699,427	2,510,043	716,383	786,610	-	-	4,712,463
Real estate taxes	225,310	521,371	241,072	43,184	-	-	1,030,937
General and adminsitrative costs	1,244	596,693	15,931	16,199	-	705,118	1,335,185
Depreciation and amortization	583,477	746,018	690,773	116,605	-	-	2,136,873
Operating expenses	1,509,458	4,374,125	1,664,159	962,598	-	705,118	9,215,458
Net property operations	560,910	806,805	284,216	104,582	-	(705,118)	1,051,395

Other income/(expense)	6,054	113,063	1,939	(183)	-	-	120,873
Interest income	3,825	259	152	2,420	-	1,543,777	1,550,433
Interest expense	(769,756)	(1,759,310)	(798,609)	(165,127)	-	-	(3,492,802)
Loss from investments in unconsolidated real estate entities	-	-	-	-	(676,194)	-	(676,194)
Loss on sale of equity securities	-	-	-	-	-	(7,454)	(7,454)
Other than temporary impairment-marketable securities	-	-	-	-	-	(9,733,015)	(9,733,015)
Minority interest	-	-	-	-	-	173	173
Net loss applicable to common shares	$(198,967)	$(839,183)	$(512,302)	$(58,308)	$(676,194)	$(8,901,637)	$(11,186,591)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Selected results of operations for the three months ended September 30, 2007 regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Three Months Ended September 30, 2007

Revenues:
Rental income	$1,506,763	$1,954,003	$1,625,358	$-	$-	$-	$5,086,124
Tenant recovery income	531,587	18,778	415,473	-	-	-	965,838
	2,038,350	1,972,781	2,040,831	-	-	-	6,051,962
Expenses:
Property operating expenses	676,681	957,250	696,462	-	-	-	2,330,393
Real estate taxes	241,219	231,469	183,938	-	-	-	656,626
General and adminsitrative costs	60	66,906	5,903	-	-	327,108	399,977
Depreciation and amortization	545,372	222,542	698,919	-	-	-	1,466,833
Operating expenses	1,463,332	1,478,167	1,585,222	-	-	327,108	4,853,829
Net property operations	575,018	494,614	455,609	-	-	(327,108)	1,198,133

Other income/(expense)	41,538	207,609	2,253	-	-	(518,466)	(267,066)
Interest income	-	-	-	-	-	1,147,106	1,147,106
Loss on sale of equity securities	-	-	-	-	-	-	-
Other than temporary impairment-marketable securities	-	-	-	-	-	-	-
Interest expense	(815,807)	(626,004)	(798,609)	-	-	-	(2,240,420)
Loss from investments in unconsolidated real estate entities	-	-	-	-	(1,721,940)	-	(1,721,940)
Minority interest	-	-	-	-	-	(24)	(24)
Net loss applicable to common shares	$(199,251)	$76,219	$(340,747)	$-	$(1,721,940)	$301,508	$(1,884,211)

Selected results of operations for the nine months ended September 30, 2008, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Nine Months Ended September 30, 2008
Revenues:
Rental income	$4,642,203	$14,587,157	$4,891,210	$2,720,886	$-	$-	$26,841,456
Tenant recovery income	1,436,877	675,275	1,009,223	15,251	-	-	3,136,626
	6,079,080	15,262,432	5,900,433	2,736,137	-	-	29,978,082
Expenses:
Property operating expenses	1,983,111	7,519,823	1,785,204	1,663,787	-	-	12,951,925
Real estate taxes	676,327	1,566,345	736,053	138,839	-	-	3,117,564
General and adminsitrative costs	43,215	858,278	74,725	24,234	-	7,298,932	8,299,384
Depreciation and amortization	1,780,757	2,225,018	2,202,144	331,668	-	-	6,539,587
Operating expenses	4,483,410	12,169,464	4,798,126	2,158,528	-	7,298,932	30,908,460
Net property operations	1,595,670	3,092,968	1,102,307	577,609	-	(7,298,932)	(930,378)

Other income/(expense)	18,010	350,054	24,610	(7,162)	-	-	385,512
Interest income	22,632	633	3,187	2,420	-	3,499,284	3,528,156
Interest expense	(2,368,566)	(5,240,489)	(2,378,653)	(485,314)	-	-	(10,473,022)
Loss from investments in unconsolidated real estate entities	-	-	-	-	(2,236,511)	-	(2,236,511)
Loss on sale of equity securities	-	-	-	-	-	(7,454)	(7,454)
Other than temporary impairment-marketable securities	-	-	-	-	-	(9,733,015)	(9,733,015)
Minority interest	-	-	-	-	-	322	322
Net loss applicable to common shares	$(732,254)	$(1,796,834)	$(1,248,549)	$87,553	$(2,236,511)	$(13,539,795)	$(19,466,390)

Balance sheet financial data at September 30, 2008:
Real estate assets, net	$88,014,231	$139,120,997	$75,862,699	$17,822,978	$-	$-	$320,820,905
Restricted escrows	6,589,752	2,191,531	1,222,002	-	-	-	10,003,285
Investments in unconsolidated real estate entities	-	-	-	-	23,648,164	-	23,648,164
Investment in affiliate, at cost	-	-	-	-	10,150,000	-	10,150,000
Deposit for real estate purchase	-	-	-	-	-	-	-
Due from Affiliate	-	-	-	-	-	-	-
Tenant and other accounts receivable	701,131	236,294	514,294	120,877	-	-	1,572,596
Note Receivable	-	-	-	-	-	49,500,000	49,500,000
Acquired in-place lease intangibles, net	830,616	-	497,662	-	-	-	1,328,278
Acquired above market lease intangibles, net	323,695	21,105	183,339	-	-	-	528,139
Deferred leasing costs, net	867,946	-	486,654	-	-	-	1,354,600
Deferred financing costs, net	551,189	949,141	286,512	27,066	-	413,535	2,227,443
Other assets	340,514	887,004	168,845	454,366	-	1,291,873	3,142,602
Non-segmented assets	-	-	-	-	-	83,680,301	83,680,301
Total Assets	$98,219,074	$143,406,072	$79,222,007	$18,425,287	$33,798,164	$134,885,709	$507,956,313

Mortgage Payable	$54,320,623	$119,993,800	$53,025,000	$11,626,779	$-	$-	$238,966,203
Note Payable	7,416,941	-	-	-	-	-	7,416,941

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(continued)

Selected results of operations for the nine months ended September 30, 2007, and selected asset information regarding the Company’s operating segments are as follows:

	Retail	Multi Family	Industrial	Hospitality	Office	Corporate	Nine Months Ended September 30, 2007
Revenues:
Rental income	$4,350,112	$5,858,191	$4,351,793	$-	$-	$-	$14,560,096
Tenant recovery income	1,584,129	63,057	1,066,758	-	-	-	2,713,944
	5,934,241	5,921,248	5,418,551	-	-	-	17,274,040
Expenses:
Property operating expenses	1,933,796	2,933,476	1,370,635	-	-	-	6,237,907
Real estate taxes	690,196	683,329	490,421	-	-	-	1,863,946
General and adminsitrative costs	60	169,209	5,903	-	1,643,950	1,045,937	2,865,059
Depreciation and amortization	1,684,058	908,821	1,868,653	-	-	-	4,461,532
Operating expenses	4,308,110	4,694,835	3,735,612	-	1,643,950	1,045,937	15,428,444
Net property operations	1,626,131	1,226,413	1,682,939	-	(1,643,950)	(1,045,937)	1,845,596

Other income/(expense)	89,496	597,475	13,337	-	-	(84,797)	615,511
Interest income	-	-	-	-	-	1,147,106	1,147,106
Loss on sale of equity securities	-	-	-	-	-	-	-
Other than temporary impairment-marketable securities	-	-	-	-	-	-	-
Interest expense	(2,436,527)	(1,857,787)	(2,101,920)	-	-	-	(6,396,234)
Loss from investments in unconsolidated real estate entities	-	-	-	-	(5,910,940)	-	(5,910,940)
Minority interest	-	-	-	-	-	168	168
Net loss applicable to common shares	$(720,900)	$(33,899)	$(405,644)	$-	$(7,554,890)	$16,540	$(8,698,793)

Balance sheet financial data at September 30, 2007:

Real estate assets, net	$62,225,181	$41,564,402	$63,487,813	$-	$-	$-	$167,277,396
Restricted escrows	5,920,605	1,654,165	1,764,476	-	-	-	9,339,246
Investments in unconsolidated real estate entities	-	-	-	-	7,565,245	-	7,565,245
Deposit for real estate purchase	275,000	-	12,428,195	500,000	-	-	13,203,195
Due from Affiliate	-	-	-	-	-	-	-
Tenant and other accounts receivable	669,463	146,095	214,855	-	-	42,571	1,072,984
Acquired in-place lease intangibles, net	1,174,800	-	1,060,622	-	-	-	2,235,422
Acquired above market lease intangibles, net	483,663	-	309,776	-	-	-	793,439
Deferred leasing costs, net	712,904	-	740,954	-	-	-	1,453,858
Deferred financing costs, net	442,063	200,112	320,893	-	-	-	963,068
Other assets	68,654	695,855	153,556	-	-	236,272	1,154,337
Non-segmented assets	-	-	-	-	-	54,223,618	54,223,618
Total Assets	$71,972,333	$44,260,629	$80,481,140	$500,000	$7,565,245	$54,502,461	$259,281,808

Mortgage Payable	$54,629,210	$40,725,000	$53,025,000	$-	$-	$-	$148,379,210
Note Payable	-	-	-	-	-	-	-

15. Legal Proceedings

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

Investments in real estate will be made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. As of September 30, 2008, Lightstone REIT has completed ten acquisitions: the St. Augustine Outlet Center, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; the Southeast Michigan Apartments, four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Power Center, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; 1407 Broadway, a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, New York, on January 4, 2007; the Gulf States Industrial portfolio, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and has developed the Brazos Crossing Power Center after acquiring a land parcel in Lake Jackson, Texas, on June 29, 2007, the Sugarland and Katy Highway Extended Stay Hotels in Houston, Texas on October 17, 2007, the Southeast Apartments, which included, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, the Sarasota Industrial Property, an industrial building in Sarasota, Florida on November 13, 2007, and on June 26, 2008, the Company acquired an interest in an entity with an interest in two outlet malls in Orlando, Florida.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2008, 2007 and 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership. The Company has assessed it qualified as a REIT for the year ended December 31, 2007 and the period ended September 30, 2008.

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

 The Company intends to sell a maximum of 30 million common shares, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”). As of December 31, 2005, the Company had reached its minimum offering of $2.0 million by receiving subscriptions for approximately 226,000 of its common shares, representing gross offering proceeds of approximately $2.3 million. On February 1, 2006, cumulative gross offering proceeds of approximately $2.7 million were released to the Company from escrow and invested in the Operating Partnership. As of September 30, 2008, cumulative gross offering proceeds of approximately $290.0 million have been released to the Lightstone REIT and used for the purchase of a 99.99% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, intends to periodically purchase special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of September 30, 2008, offering costs were $29.0 million and were offset by $28.5 million of proceeds from the sale of SLP Units of which $3.2 million had yet been funded. The Advisor intends to offset this obligation with a portion of the $9.7 million acquisition fee to be paid to the Advisor upon the Company’s settlement of its acquisition of the 25% membership interest in Prime Outlets Acquisitions Company.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through September 30, 2008, the Advisor has not allocated any organizational costs to the Company. Advances for offering costs in excess of the 10% will only be reimbursed to the Advisor as additional offering proceeds are received by the Company. As of September 30, 2008, offering costs incurred were approximately 10%.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, and recession.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, no provision for income tax was recorded to date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. As of December 31, 2007, and September 30, 2008 the Company has complied with the requirements for maintaining its REIT status.

Portfolio Summary

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of 9/30/08	Revenues based on rents at September 30, 2008
Wholly-Owned Real Estate Properties:
St. Augustine Outlet Mall (2)	St. Augstine, FL	1998	251,186	55.7%	$2.3 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,331	99.2%	$2.5 million
7 Flex/Office/Industrial Buildings from the Gulf States Industrial portfolio	New Orleans, LA	1980-2000	339,700	92.3%	$3.2 million
4 Flex/Industrial Buildings from the Gulf States Industrial portfolio	San Antonio, TX	1982-1986	484,260	74.9%	$1.7 million
3 Flex/Industrial Buildings from the Gulf States Industrial portfolio	Baton Rouge, LA	1985-1987	182,792	100.0%	$1.2 million
Brazos Crossing Power Center (1)	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
Sarasota Industrial Property	Sarasota, FL	1992	281,276	0.0%	-
	Portfolio total		1,777,758	69.5%

(1) Opened March 2008
(2) Currently undergoing expansion/renovation, 72.53% occupied including temporary tenants

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of 9/30/08	Revenues based on rents at September 30, 2008
Michigan Apartments (Four Multi Family Apartment Buildings)	Southeast MI	1965-1972	1,017	92.0%	$7.9 million
Southeast Apartments (Five Multi Family Apartment Buildings)	Greensboro and Charlotte, NC/Tampa, FL	1980-1987	1,576	90.5%	$10.6 million
	Portfolio total		2,593	91.1%

	Location	Year Built	Available Rooms	Occupancy Percentage as of 9/30/08	Revenue per Available Room at 9/30/08
Wholly-Owned Operating Properties:						(3)
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	26,715	72.4%	$40

(3) Currently undergoing renovations.

	Location	Year Built		Leasable Square Feet	Percentage Occupied as of 9/30/08	Annualized Revenues based on rents at September 30, 2008
Unconsolidated Joint Venture Properties:
1407 Broadway	New York, NY	1952		940,364	83.8%	$38.9 million
Orlando Outlet & Design Center	Orlando, FL		(4)	978,547	83.1%	$25.3 million
	Portfolio total			1,918,911	83.4%

(4) Orlando Outlet Grand Opening in April 2008

2008 Acquisitions and Investments

There were no acquisitions during the third quarter of 2008.

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

In connection with the contribution of the Prime Interest, we made a loan to AR Prime in the principal amount of $49.5 million (the “Prime Loan”). The Prime Loan is payable semi-annually and accrues interest at an annual rate of 4%. The Prime Loan matures on June 26, 2016 and contains customary events of default and default remedies. The Prime Loan contains provisions requiring AR Prime to prepay the Prime Loan (i) in full upon the redemption by the Operating Partnership of the Preferred Units to be issued to AR Prime in connection with the closing of the acquisition of the Prime Interest and (ii) in part, with the proceeds of any distribution received by AR Prime from Prime prior to such closing. The Prime Loan is secured by AR Prime’s interest in the Prime Interest. Upon the closing, the Common Units and Preferred Units issued to AR Prime will replace the Prime Interest as the security for the Prime Loan. Also, upon the closing, the Company will make an additional loan to AR Prime, on the same terms and conditions as the Prime Loan, in the principal amount equal to 90% of the Adjustment Amount. Total accrued interest related to this loan totaled $0.5 million at September 30, 2008, and is included in tenant and other receivables.

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

Critical Accounting Policies

There were no changes during the three months ended September 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2007.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and advises us that it intends to continue to purchase special general partner interests (“SLP Units”) in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. Lightstone SLP, LLC has received its proportional share of distributions to date; representing a 7% annualized return on the value of its SLP Units, through September 30, 2008.

 Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of September 30, 2008, offering costs were $29.0 million and were offset by $28.5 million of proceeds from the sale of SLP Units of which $3.2 million had yet been funded. The Advisor intends to offset this obligation with a portion of the $9.7 million acquisition fee to be paid to the Advisor upon the Company’s settlement of its acquisition of the 25% membership interest in Prime Outlets Acquisitions Company.

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

The Company has net operating loss carry forwards of $0.7 million for Federal income tax purposes for the years ended December 31, 2007 and 2006. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 . FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of September 30, 2008, the Company had no material uncertain income tax positions. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

For the Three Months Ended September 30, 2008 vs. September 30, 2007

Revenues

Total revenues increased by approximately $4.2 million to approximately $10.3 million for the three months ended September 30, 2008 compared to $6.1 million for the comparable period last year. Base rents increased $4.1 million primarily due to our acquisition of a portfolio a land parcel in Lake Jackson, Texas, intended for immediate development as a power retail center, on June 29, 2007, which subsequently opened in April of 2008; two hotels in Houston, Texas on October 17, 2007; and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income remained consistent with the prior year.

Total Property Expenses

Total property expenses increased by $2.4 million, to approximately $4.7 million for the three months ended September 30, 2008, compared to approximately $2.3 million for the comparable period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties during the fourth quarter of 2007. During the third quarter 2008, Hurricane Gustav caused an estimated $0.3 million loss representing our insurance deductible. There was no hurricane damage during the same period in 2007.

Real Estate Taxes

Total real estate taxes increased by $0.4 million, to approximately $1.0 million for the three months ended September 30, 2008, compared to approximately $0.6 million for the comparable period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

General and administrative expenses

General and administrative costs increased by approximately $0.9 million to approximately $1.3 million, primarily as a result of an increase in asset management fees $0.4 million and an increase in the bad debt reserve of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.6 million for the three months ended September 30, 2008 to $2.1 million, as compared to $1.5 million at June 30, 2007 primarily due to the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Other Income

Other income increased by approximately $0.4 million due principally to slight increase related to vending and other ancillary revenue sources at our properties.

Interest Income

Interest income increased by approximately $0.4 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and marketable securities was $54.6 million and $49.9 million at September 30, 2008 and September 30 2007, respectively.

Interest expense

 Interest expense increased approximately $1.2 million to approximately $3.4 million for the three months ended September 30, 2008, primarily as a result of the acquisition and financing of new properties in February of 2007, and during the fourth quarter of 2007.

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

A $0.7 million loss from investment in unconsolidated real estate entities for the three months ended September 30, 2008, compared to $1.7 million loss in the same period last year relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007 and our investment in Mill Run Properties (Orlando Outlet & Design Center) on June 26, 2008. The improvement resulted primarily from increased revenues of approximately $0.2 at 1407 Broadway, as a result of increases in rents per square foot for new and renewal leases, a decrease in depreciation and amortization of $0.7 million at 1407 Broadway as a result of tenant roll over, a $0.3 million decline in interest expense at 1407 Broadway, due to the decline in the LIBOR rate, and a $0.1 million share of net income at Mill Run.

Impairment charge

The Company’s securities and the overall REIT market experienced significant declines in the third quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  As of September 30, 2008, we booked an impairment of $9.7 million related to the write down of securities. During the three months ended September 30, 2007, we did not recognize an impairment charge.

For the Nine Months Ended September 30, 2008 vs. September 30, 2007

Revenues

Total revenues increased by approximately $12.8 million to approximately $30.0 million for the nine months ended September 30, 2008 compared to $17.2 million for the comparable period last year. Base rents increased $12.3 million primarily due to our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, Texas, on June 29, 2007, which subsequently opened in April of 2008; two hotels in Houston, Texas on October 17, 2007; and five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increased approximately $0.4 million primarily as a result of our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007.

Total Property Expenses

Total property expenses increased by $6.8 million, to approximately $13.0 million for the nine months ended September 30, 2008, compared to approximately $6.2 million for the comparable period last year. Increases in property operating expenses were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007. During the nine months ended September 30, 2008, Hurricane Gustav caused an estimated $0.3 million loss representing our insurance deductible. There was no hurricane damage during the same period in 2007.

Real Estate Taxes

Total real estate taxes increased by $1.3 million, to approximately $3.1 million for the nine months ended September 30, 2008, compared to approximately $1.8 million for the comparable period last year. Increases in real estate taxes were primarily the result of the acquisition of new properties in February of 2007, and during the fourth quarter of 2007.

General and administrative expenses

General and administrative costs increased by approximately $5.4 million to approximately $8.3 million, primarily as a result of the payment of acquisition fees $2.8 million, asset management fees increased $1.0 million due to the increase in the Lightstone REIT’s assets, and bad debt expense increased $0.8 million. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $2.0 million for the nine months ended September 30, 2008 to $6.5 million, as compared to $4.5 million at September 30, 2007 primarily due to the acquisition and financing of new properties during the fourth quarter of 2007.

Other Income

Other income decreased by approximately $0.2 million due principally to slight decrease related to vending and other ancillary revenue sources at our properties.

Interest Income

Interest income increased by approximately $2.4 million, due primarily to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and marketable securities was $60.4 million and $30.5 million at September 30, 2008 and September 30 2007, respectively.

Interest expense

 Interest expense increased approximately $4.1 million to approximately $10.0 million for the nine months ended September 30, 2008, primarily as a result of the acquisition and financing of new properties during the fourth quarter of 2007.

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

A $2.2 million loss from investment in unconsolidated real estate entities for the nine months ended September 30, 2008, compared to $5.9 million loss in the same period last year relates to our investment in the sub lease interest to a ground lease of a Manhattan office building on January 4, 2007 and our investment in Mill Run Properties (Orlando Outlet & Design Center) on June 26, 2008. The improvement resulted primarily from increased revenues of approximately $0.9 at 1407 Broadway, as a result of increases in rents per square foot for new and renewal leases, a decrease in depreciation and amortization of $1.9 million at 1407 Broadway as a result of tenant roll over, a $0.5 million decline in interest expense at 1407 Broadway, due to the decline in the LIBOR rate, a $0.4 million increase in other income at 1407 Broadway, due primarily to a lease termination fee, a $0.2 million increase in property expenses at 1407 Broadway, primarily due to an increase in utility costs, and a$0.1 million share of net income at Mill Run.

Impairment charge

 The Company’s securities and the overall REIT market experienced significant declines in the third quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  As of September 30, 2008, we booked an impairment of $9.7 million related to the write down of securities. During the nine months ended September 30, 2007, we did not recognize an impairment charge.

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

We currently have $239.0 million of outstanding mortgage debt, and $7.4 million in a note payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate and the approval of our board of directors, and subsequent disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2008, our total borrowings represented 98% of net assets.

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

As of the nine months ended September 30, 2008 and 2007, the following table represents the fees paid to payments to our Advisor, our Dealer Manager, and our Property Manager.

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Acquisition fees	$2,336,565	$3,400,396
Asset management fees	1,582,009	520,610
Property management fees	1,264,879	721,031
Acquisition expenses reimbursed to Advisor	1,265,528	-
Development fees	556,390	-
Leasing commissions	485,405	179,085
Total	$7,490,776	$4,821,122

As of September 30, 2008 we had approximately $70.0 million of cash and cash equivalents on hand and $11.4 million of marketable securities. Our cash and cash equivalents on hand and marketable securities resulted primarily from proceeds from our Offering.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows provided by (used in) from operating activities	$3,854,494	$3,186,514
Cash flows used in investing activities	(91,920,965)	(116,656,722)
Cash flows provided by financing activities	128,026,146	122,019,616
Net change in cash	39,959,675	8,549,408

Cash, beginning of the period	29,589,815	19,280,710
Cash, end of the period	$69,549,490	$27,830,118

 Our principal source of cash flow is currently derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. Cash flows from operating activities were generated primarily from four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and five multifamily apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, offset by temporary declines in operations at the projects under expansion and renovation, which included a retail outlet shopping mall in St. Augustine, Florida, a power retail center in Texas which was acquired on June 29, 2007, and opened April 2008.

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

Cash used in investing activities of $92 million resulted primarily from the $49.5 million note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in Prime Outlets Acquisition Company, which owns 18 retail outlet malls and four development projects, $17.6 million related to a note receivable entered into in connection with our investment in two retail outlet malls in Orlando, Florida, a preferred equity contribution in the amount of $11 million into a real estate lending company, which is an affiliate of our sponsor, and $7.5 million on investments in real estate, primarily related to the renovation and expansion project ongoing at our St. Augustine retail outlet mall.

Cash provided by financing activities in the amount of $128.0 million resulted primarily from the proceeds from the issuance of common stock ($152.1 million), proceeds from issuance of special partnership interests ($12.3 million), initial loan draws of ($3.2 million), offset by notes receivable from stockholders ($17.6 million), the payment of offering costs ($15.9 million), and distributions of ($5.4 million).

At September 30, 2008, we had mortgage and note debt totaling approximately $246.4 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at Maturity

St. Augustine	$26,820,623	6.09%	April 2016	$23,747,523
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,626,780	LIBOR + 1.75%	April 2009	11,626,780
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Total of eleven outstanding mortgage loans at September 30, 2008	$238,966,203			$223,608,801

Brazos Crossing	7,416,941	LIBOR + 1.50%	December 2009	8,200,000
Total of one note payable at September 30, 2008	$7,416,941			$8,200,000

Total mortgage and notes payable at September 30, 2008	$246,383,144			$231,808,801

The following table shows the mortgage and note debt maturing during the next five years:

	Remainder
	of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage & Note Payable	$82,412	$19,381,773	$359,526	$1,586,956	$2,781,012	$222,191,465	$246,383,144

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the consolidated results of operations or financial position.

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

We also hold equity securities for general investment return purposes. The Company’s securities and the overall REIT market experienced significant declines in the third quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  As of September 30, 2008, we booked an impairment of $9.7 million related to the write down of securities.

At September 30, 2008, we had mortgage and note debt totaling approximately $246.4 million as follows:

Property	Loan Amount	Interest Rate	Maturity Date	Amount Due at Maturity

St. Augustine	$26,820,623	6.09%	April 2016	$23,747,523
Oakview Plaza	27,500,000	5.49%	January 2017	25,583,137
Gulf Coast Industrial Portfolio	53,025,000	5.83%	February 2017	49,556,985
Houston Extended Stay Hotels (Two Individual Loans)	11,626,780	LIBOR + 1.75%	April 2009	11,626,780
Camden Multi Family Properties - (Five Individual Loans)	79,268,800	5.44%	December 2014	74,955,771
Southeastern Michigan Multi Family Properties	40,725,000	5.96%	July 2016	38,138,605
Total of eleven outstanding mortgage loans at September 30, 2008	$238,966,203			$223,608,801

Brazos Crossing	7,416,941	LIBOR + 1.50%	December 2009	8,200,000
Total of one note payable at September 30, 2008	$7,416,941			$8,200,000

Total mortgage and notes payable at September 30, 2008	$246,383,144			$231,808,801

The following table shows the mortgage and note debt maturing during the next five years:

	Remainder
	of 2008	2009	2010	2011	2012	Thereafter	Total
Mortgage & Note Payable	$82,412	$19,381,773	$359,526	$1,586,956	$2,781,012	$222,191,465	$246,383,144

LIBOR at September 30, 2008 was 3.9263%. Monthly installments of interest only are required through the first 12 months for the St. Augustine loan, and monthly installments of principal and interest are required throughout the remainder of its stated term. Monthly installments of interest only are required through the first 60 months for the Southeastern Michigan multi-family properties, and through the first 48 months for the Camden Multi-Family properties’ loans, and monthly installments of principal and interest are required throughout the remainder of its stated term. The remaining loans are interest only until their maturity, at which time the amounts listed in the table above are due, assuming no prior principal prepayment. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

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

Through September 30, 2008, we had issued approximately 29.4 million shares for gross offering proceeds of approximately $290.3 million, which includes $5.6 million of proceeds from shares issued in distribution reinvestment program. From the effective date of our public offering through September 30, 2008, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount Estimated/Actual
Underwriting discounts and commissions	$22,724,250	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other expenses to affiliates	-
Other expenses paid to non-affiliates	6,304,220
Total expenses	$29,028,470

The net offering proceeds to us, after deducting the total expenses paid as described above, and after accounting for $28.5 million in contributions by Lightstone SLP, LLC is approximately $290.3 million. The underwriting discounts and commissions were paid to our dealer manager, which reallowed all or a portion of the commissions to soliciting dealers.

With the net offering proceeds of $290.3 million, and new mortgage debt in the amount of $239.0 million, and a note payable of $7.4 million we acquired approximately $331.3 million in real estate investments (including $8.0 million in acquisition fees) and related assets. In addition we invested $13.5 million in a joint venture, and paid an acquisition fee of $1.6 million, to acquire a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York. On June 26, 2008, we entered into a contribution and conveyance agreement to acquire the interest in two retail outlet malls in Orlando, Florida, and executed a loan in connection with that acquisition in the amount of $17.6 million. Cumulatively, we have used the net offering proceeds as follows:

September 30, 2008

Construction of plant, building and facilities	$32,737,028
Purchase of real estate interests	117,836,215
Acquisition of other businesses	-
Repayment of indebtedness	-
Purchase and installation of machinery and equipment	-
Working capital (as of September 30, 2008)	69,549,491
Temporary investments (as of September 30, 2008)	20,662,414
Other uses	49,500,000
Total uses	$290,285,148

As of October 15, 2008, we have sold 30.8 million shares (inclusive of 0.8 million shares pursuant to the Company’s dividend reinvestment program) at an aggregate offering price of $307 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2008	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)