Form 10-K
period 2008-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2009-03-31
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the common shares held by non-affiliates of the registrant was $227.4 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 13, 2009, there were 31.1 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

i

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

ii

PART I.

Item 1. Business

General Description of Business

The Lightstone REIT, a Maryland corporation, was formed on June 8, 2004 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT intends to acquire portfolios and individual properties, with its commercial holdings expected to consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties, and its residential properties expected to consist of “Class B” multi-family complexes. Building classifications in most markets refer to Class “A”, “B”, “C” and sometimes “D” properties. Class “A”, “AA” and “AAA” properties are typically newer buildings with superior construction and finish in excellent locations with easy access are attractive to creditworthy tenants and offer valuable amenities such as on-site management or covered parking. These buildings command the highest rental rates in their market. As the classification of a building decreases (e.g., Class “A” to Class “B”), one building attribute or another becomes less desirable.

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

Our business is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors. Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 900 properties containing approximately 23,000 multifamily units, 4.9 million square feet of office space, 3.7 million square feet of industrial space, 15.7 million square feet of retail space and 686 hotels comprising 76,400 rooms. These residential, office, industrial and retail properties are located in 27 states, the District of Columbia and Puerto Rico, and the hotel properties are located in 44 states and Canada. Based in New York, and supported by regional offices in New Jersey, Illinois, South Carolina and Maryland, our sponsor employs approximately 14,000 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Operations

The Lightstone REIT commenced an initial public offering to sell a maximum of 30,000,000 shares of common shares on May 23, 2005, at a price of $10 per share (exclusive of 4 million shares available pursuant to the our dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the our stock option plan). The Lightstone REIT’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Lightstone REIT issued 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Lightstone REIT invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% general partnership interest at December 31, 2004 and 2005, a 99.99% general partnership interest at December 31, 2006 and 2007, and a 99.68% general partnership interest as of December 31, 2008 in the Operating Partnership’s common units. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Lightstone REIT, an equal number of common shares of the Lightstone REIT, as allowed by the limited partnership agreement.

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

As of December 31, 2008, cumulative gross offering proceeds of approximately $307.0 million, which includes $7.7 million of proceeds from the dividend reinvestment plan have been released to the Lightstone REIT and used for the purchase of a 99.68% general partnership interest in the Operating Partnership. The Lightstone REIT expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from its ongoing Dividend Reinvestment Plan in the Operating Partnership.

Our Advisor has not allocated any organizational costs to the Lightstone REIT as of December 31, 2008. Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Lightstone REIT. Since its inception, and through December 31, 2008, the Advisor has not allocated any organizational costs to the Lightstone REIT as the offering costs of $30.2 million did not exceed 10% of the total proceeds of $307.0 million.

Lightstone SLP, LLC, an affiliate of the Advisor, periodically purchases special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Lightstone REIT. As of December 31, 2008, offering costs of $30.2 million were substantially offset by $30.0 million of proceeds from the sale of SLP Units. Through December 31, 2008, the Company has received proceeds related to the SLP Units of $23.0 million. The Advisor paid this remaining obligation of $7.0 million on March 30, 2009.

Through its Operating Partnership, the Lightstone REIT will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties may be acquired and operated by the Lightstone REIT alone or jointly with another party. Since inception, the Lightstone REIT has completed the following acquisitions and investments:

2006

The Company completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center and raw land in Omaha, Nebraska and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties).

2007

The Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Outlet mall, five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX.

2008

The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run LLC, which consists of two retail properties located in Orlando,

Florida. In addition, the Company entered into an agreement to acquire a 25% interest in Prime Outlets Acquisitions Company (“Prime”) which has a portfolio of 18 retail outlet malls and four development projects located in 15 different states across the United States. This transaction closed on March 30, 2009.

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

Acquisition and Investment Policies

We intend to acquire residential and commercial properties principally, substantially all of which will be located in the continental United States. Our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties will be principally comprised of “Class B” multi-family complexes.

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

We expect that all of the properties will be owned by subsidiary limited partnerships or limited liability companies. These subsidiaries will be single-purpose entities that we create to own a single property, and each will have no assets other than the property it owns. These entities represent a useful means of shielding our operating partnership from liability under state laws and will make the underlying properties easier to transfer. However, tax law disregards single-member LLCs and so it will be as if the operating partnership owns the underlying properties for tax purposes. Use of single-purpose entities in this manner is customary for REITs. Our independent directors are not required to approve all transactions involving the creation of subsidiary limited liability companies and limited partnerships that we intend to use for investment in properties on our behalf. These subsidiary arrangements are intended to ensure that no environmental or other liabilities associated with any particular property can be attributed against other properties that the operating partnership or we will own. The limited liability aspect of a subsidiary’s form will shield parent and affiliated (but not subsidiary) companies, including the operating partnership and us, from liability assessed against it. No additional fees will be imposed upon the REIT by the subsidiary companies’ managers and these subsidiaries will not affect our stockholders’ voting rights.

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

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. The Lightstone REIT had $239.2 million in outstanding long-term obligations as of December 31, 2008. In addition, the Lightstone REIT had $7.4 million outstanding in notes payable.

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

Since the period beginning February 1, 2006, the Board of Directors of the Lightstone REIT declared quarterly dividends in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period. Through December 31, 2008, we have paid aggregate distribution in the $18.1 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the year ended December 31, 2008, 2007 and 2006 were $9.9 million, $7.1 million and $1.1 million, respectively. On January 8, 2009, the Company’s Board of Directors declared the dividend for the three-month period ending December 31, 2008 of $5.5 million. The dividend was paid during January 2009.

For the year ended December 31, 2008, approximately 20% of our distributions were funded or will be funded with cash flow from operations and approximately 80% were funded or will be funded for with uninvested proceeds from the sale of shares from our offering.

On March 30, 2009, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2009 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2009.

Tax Status

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status. The Company has assessed that it qualifies as a REIT in 2008.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

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

Economic Dependence

We are dependent upon the net proceeds received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments has been obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.LightstoneREIT.com.

Item 1A. Risk Factors

Set forth below are the risk factors that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page ii. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to the Common Stock

Our REIT is newly formed; therefore we have limited operating history to evaluate our likely performance.  We acquired our first real estate assets in early 2006. Accordingly, we do not have an extensive operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

Distributions to stockholders may be reduced or not made at all.  Distributions will be based principally on cash available from our properties. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties with offering proceeds, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

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

Our common stock is not currently listed on an exchange or trading market and is illiquid.  There is currently no public trading market for the shares. Subsequent to the close of our initial public offering in October 2008, our common stock has not been listed on a stock exchange Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

Your percentage of ownership may become diluted if we issue new shares of stock.  Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, upon exercise of options, pursuant to our distribution reinvestment program or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. We may also issue common stock upon the exercise of the warrants issued and to be issued to participating broker-dealers. Stockholders who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

The special general partner interests will entitle Lightstone SLP, LLC, which is directly owned and controlled by our Sponsor, to certain payments and distributions that will significantly reduce the distributions available to stockholders after a 7% return.  Lightstone SLP, LLC will receive returns on its special general partner interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP, LLC in connection with its special general partner interests. In addition, we may eventually repay Lightstone SLP, LLC up to $30,000,000 for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders.

Conflicts of Interest

The “Conflicts of Interest” section discusses in more detail the more significant of these potential conflicts of interest, as well as the procedures that have been established to resolve a number of these potential conflicts.

There are conflicts of interest between advisor, property managers and their affiliates and us.  David Lichtenstein, our sponsor, is the founder of The Lightstone Group, LLC which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our advisor, our property managers, our operating partnership, our dealer manager and affiliates, except for us. Our advisor does not advise any entity other than us. However, employees of our advisor are also employed by Lightstone Value Plus REIT II LLC, the advisor to Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), the sponsors other public program. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Certain of our affiliates who provide services to us may be engaged in competitive activities.  Our advisor, property managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment after 75% of the total gross proceeds from our initial public offering have been invested or committed for investment in real properties.

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

Property management services are being provided by an affiliated party.  Our property managers are owned by our sponsor, and are thus subject to an inherent conflict of interest. In addition, our advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of our property managers because the property manager may lose fees associated with the management of the property. Specifically, because the property managers will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Each member of our Board of Directors is also on the Board of Directors of Lightstone Value Plus Real Estate Investment II, Inc.  Each of our directors is also a director of Lightstone II. Accordingly, our Board of Directors will owe fiduciary duties and duties of loyalty to Lightstone II and its stockholders. The loyalties of our directors to Lightstone II may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone II for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by its loyalties to Lightstone II and its stockholders. In addition, decisions of our Board of Directors regarding the timing of our property sales could be influenced by concerns that the sales would compete with those of Lightstone II.

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

The sufficiency of cash flow to fund future dividend payments will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. If the accrual of offering proceeds raised in our initial public offering outpaces the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and continued dividend payments at historical levels.

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

Economic conditions may adversely affect our income.  U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced the demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of our properties may decline if the current market conditions persist or worsen.

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

Risks Related to General Economic Conditions and Terrorism

If we invest our capital in marketable securities of real estate related companies pending an acquisition of real estate, our profits may be adversely affected by the performance of the specific investments we make.  A resolution passed by our Board of Directors allows us from time to time to invest up to 30% of our available cash in marketable securities of real estate related companies. Issuers of real estate securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed below, including risks relating to rising interest rates or volatility in the credit markets. Our investments in marketable securities of real estate related companies will involve special risks relating to the particular issuer of securities, including the financial condition and business outlook of the issuer. As of December 31, 2008, the adjusted cost basis of our marketable securities of real estate related companies was approximately $15.7 million, and we included approximately $4.2 million of unrealized losses related to such securities in accumulated other comprehensive loss. Substantial market price volatility caused by general economic or market conditions, including disruptions in the credit markets, may require us to mark down the value of these investments, and our profits and results of operations may be adversely affected.

Adverse economic conditions may negatively affect our returns and profitability.  The timing, length and severity of any economic slowdown that the nation may experience, including the current economic slowdown, cannot be predicted with certainty. Since we may liquidate within seven to ten years after the proceeds from our initial public offering are fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

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

Current state of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

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

Employee Benefit Plan Risks

An investment in our common stock may not satisfy the requirements of ERISA or other applicable laws.  When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards.

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of common stock will be deemed to be $10 until the end of the first year following the completion of our initial public offering. Thereafter, our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

Item 1B. Unresolved Staff Comments

None applicable.

Item 2. Properties

	Location	Year Built (Range of Years Built)	Leasable Square Feet	Percentage Occupied as of 12/31/08	Annualized Revenues Based on Rents at December 31, 2008
Wholly-Owned Real Estate Properties:
St. Augustine Outlet Mall(2)	St. Augustine, FL	1998	340,787	84.2%	$4.5 million
Oakview Power Center	Omaha, NE	1999 – 2005	177,331	99.2%	$2.5 million
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980 – 2000	339,700	91.3%	$3.2 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982 – 1986	484,260	81.3%	$2.0 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985 – 1987	182,792	96.2%	$1.2 million
Brazos Crossing Power Center(1)	Lake Jackson, TX	2007 – 2008	61,213	100.0%	$0.8 million
Sarasota Industrial Property	Sarasota, FL	1992	281,276	0.0%	—
	Portfolio total		1,867,359	75.2%

(1)	Opened March 2008
(2)	Renovation completed November 2008, includes temporary tenants

	Location	Year Built (Range of Years Built)	Leasable Units	Percentage Occupied as of 12/31/08	Annualized Revenues Based on Rents at December 31, 2008
Wholly-Owned Multi-Family Properties:
Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965 – 1972	1,017	90.8%	$7.9 million
Southeast Apt's (Five Multi-Family Apartment Buildings)	Greensboro/Charlotte, NC & Tampa, FL	1980 – 1987	1,576	90.7%	$10.8 million
	Portfolio total		2,593	90.7%

	Location	Year Built	Available Rooms	Occupancy Percentage as of 12/31/08	Revenue per Available Room at 12/31/08
Wholly-Owned Operating Properties:					(3)
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	106,267	67.1%	$37

(3)	Currently undergoing renovations

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of 12/31/08	Annualized Revenues Based on Rents at December 31, 2008
Unconsolidated Affiliated Real Estate Entities:
1407 Broadway	New York, NY	1952	1,114,695	82.6%	$36.2 million
Orlando Outlet & Design Center	Orlando, FL	(4)	970,640	88.9%	$26.6 million
	Portfolio total		2,085,335	85.5%

(4)	Orlando Outlet Grand Opening in April 2008

Item 3. Legal Proceedings:

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President — Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed. Counsel for the Lightstone REIT made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney. Mr. Gould has filed an appeal of the decision dismissing his case, which is pending. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously.

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“Mezz II”), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property”). Mezz II is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

The Sublease Interest was acquired pursuant to a Sale and Purchase of Leasehold Agreement with Gettinger Associates, L.P. (“Gettinger”). In July 2006, Abraham Kamber Company, as sublessor under the sublease (“Sublessor”), served two notices of default on Gettinger (the “Default Notices”). The first alleged that Gettinger had failed to satisfy its obligations in performing certain renovations and the second asserted numerous defaults relating to Gettinger's purported failure to maintain the Office Property in compliance with its contractual obligations.

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”). Pursuant to that loan agreement, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509. Because Lehman did not honor October 2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a motion dated February 6, 2009 in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies. That motion has been consensually adjourned while the parties attempt to resolve the dispute and has not yet been heard by the Bankruptcy Court.

The requested funds will be used to pay for building improvements and tenant build-outs at the Office Property, and Office Owner has also given notice to Lehman that it reserves all rights and claims it may have against Lehman for damages arising from the consequences of Lehman’s failure to honor its funding commitments.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Markets for Common Equity and Related Shareholder Matters

As of March 13, 2009, we had approximately 31.1 million common shares outstanding, held by a total of 7,767 stockholders. The number of stockholders is based on the records of ACS Securities Services, Inc, which serves as our registrar and transfer agent.

There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares for at least one year prior to offering the shares for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares for the required one-year period may sell shares back to us are as follows:

•	during the 12 months following the termination of the offering period, the lesser of (i) $9.50 per share or (ii) the purchase price per share if purchased from Lightstone Securities at a reduced price in accordance with the volume discounts; and
•	after 12 months following the termination of the offering period, the lesser of (i) $10.00 per share or (ii) the purchase price per share if purchased from Lightstone Securities at a reduced price in accordance with the volume discounts.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to two (2.0%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the board of directors, at its sole discretion, may reserve for this purpose.

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

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that we closed our public offering of our common shares in October 2008 at the price of $10.00 per share.

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

Since the period beginning February 1, 2006, the Board of Directors of the Lightstone REIT declared quarterly dividends in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period. Through December 31, 2008, we have paid aggregate distribution in the $18.1 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the year ended December 31, 2008, 2007 and 2006 were $9.9 million, $7.1 million and $1.1 million, respectively. On January 8, 2009, the Company’s Board of Directors declared the dividend for the three-month period ending December 31, 2008 of $5.5 million. The dividend was paid during January 2009.

For the year ended December 31, 2008, approximately 20% of our distributions were funded or will be funded with cash flow from operations and approximately 80% were funded or will be funded for with uninvested proceeds from the sale of shares from our offering.

On March 30, 2009, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2009 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2009.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our Dividend Reinvestment Program.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933. Through March 13, 2009, we repurchased approximately 0.3 million shares.

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

The Offering terminated on October 10, 2008 when all shares offered where sold. However, the shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan through December 1, 2008. As of December 31, 2008, cumulative gross offering proceeds were approximately $307.0 million, which includes $7.7 million of proceeds from the dividend reinvestment plan. From the effective date of the Offering through its closing, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount
Underwriting discounts and commissions	$23,847,655
Other expenses paid to non-affiliates	6,340,647
Total offering expenses	$30,188,302

With net offering proceeds of $307.0 million as of December 31, 2008, and mortgage debt in the amount of $239.2 million, and note payable obligation of $7.4 million outstanding as of December 31, 2008, we acquired approximately $349.9 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At December 31, 2008
Construction of plant, building and facilities	$31,871,612
Purchase of real estate interests	120,976,564
Repayment of indebtedness	396,118
Cash and cash equivalents (as of December 31, 2008)	66,106,067
Gross Temporary investments (as of December 31, 2008)	23,614,419
Other uses(1)	64,042,540
Total uses	$307,007,320

(1)	Amount includes note receivable balance as of December 31, 2008 of $48.5 million. See note 6 of the notes to the consolidated financial statements.

As of March 13, 2009, we have sold approximately 31.1 million shares at an aggregate of price of approximately $309.4 million, which includes proceeds from our Dividend Reinvestment Plan.

Item 6. Selected Financial Data

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2008	2007	2006	2005	2004(1)
Operating Data:
Revenues	$41,138,102	$25,821,795	$8,438,688	—	$—
Loss from investments in affiliated real estate entities	(3,357,267)	(7,267,949)	—	—	—
Loss before loss allocated to minority interests	(28,224,164)	(9,242,416)	(1,536,430)	(117,571)	—
Loss allocated to minority interests	84,805	26	86	1,164	—
Net loss applicable to common shares	(28,139,359)	(9,242,390)	(1,536,344)	(116,407)	—
Basic and diluted loss per common shares	(1.24)	(1.01)	(0.96)	(5.82)	—
Dividends declared per common share	9,911,835	7,125,331	1,101,708	—	—
Weighted average common shares outstanding – basic and diluted	22,658,290	9,195,369	1,594,060	20,000	20,000
Balance Sheet Data:
Total assets	$501,809,240	$369,701,354	$140,708,217	$430,996	$205,489
Long-term obligations	246,660,923	243,435,657	95,475,000	—	—
Stockholder's Equity	214,513,327	100,112,198	35,975,704	83,593	200,000
Other financial data:
Funds from operations applicable to common shares(2)	$(11,640,360)	$4,866,331	$1,138,389	$(116,407)	$—

(1)	For the period from June 8, 2004 (date of inception) through December 31, 2004 for operating data, and as of as of December 31, 2004 for balance sheet data.
(2)	We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT. FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REIT’s. Due to certain unique operating characteristics of real estate companies, The National Association of Real Estate Investment Trusts, Inc. (NAREIT) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustment for unconsolidated partnership and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition of computing FFO. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of FFO non-gaap measurement to net loss applicable to common shares.

We believe that FFO and FFO available to common shares are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to common shares may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties will be principally comprised of “Class B” multi-family complexes.

The Company commenced an initial public offering to sell a maximum of 30,000,000 shares of common shares on May 23, 2005, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Offering terminated on October 10, 2008 when all shares offered where sold. However, the shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan through December 1, 2008. As of December 31, 2008, cumulative gross offering proceeds of approximately $307.0 million, which includes $7.7 million of proceeds from the dividend reinvestment plan have been released to the Lightstone REIT and used for the purchase of a 99.68% general partnership interest in the Operating Partnership. The Company expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering in the Operating Partnership.

Lightstone SLP, LLC, an affiliate of the Advisor, periodically purchases special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of December 31, 2008, offering costs of $30.2 million will be substantially offset by $30.0 million of proceeds from the sale of SLP Units. Through December 31, 2008, the Company has received proceeds related to the SLP Units of $23.0 million. The Advisor paid the remaining obligation of $7.0 million in March 2009.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. As of December 31, 2008, the Company has complied with the requirements for maintaining its REIT status

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

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

Through December 31, 2008, Lightstone REIT has completed eight acquisitions: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006 a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

In addition, as of December 31, 2008, Lightstone REIT has acquired two investments in unconsolidated affiliated real estate entities: a 22.54% membership interest in a limited liability corporation which owns 2 factory outlet centers in Orlando, Florida, on June 26, 2008; and a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007. On April 16, 2008, Lightstone REIT made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company. On June 26, 2008, Lightstone REIT entered into an agreement to acquire a 25% membership interest in an affiliated limited liability company which owns 18 factory outlet centers located 15 different states in the United States. This transaction closed on March 30, 2009.

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

We have and will continue to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. As of December 31, 2008, aggregate long-term permanent borrowings exceed 75% of the aggregate fair market value of all properties and were appropriately approved by a majority of the independent directors and are disclosed to our stockholders.

We may finance our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. At December 31, 2006, we qualified as a REIT and have elected to be taxed as a REIT for the taxable year ending December 31, 2008, 2007 and 2006. We plan to own substantially all of our assets and conduct our operations through the Operating Partnership. The Company has assessed it qualified as a REIT for the year ended December 31, 2008.

Current Environment

The slowdown in the economy, which accelerated in the fourth quarter of 2008, coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2009 for our commercial as well as multifamily residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. Analysts expect that more retailers will file for bankruptcy in 2009. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multifamily residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

We believe that the quality of our investment properties is strong. Our occupancy rates for commercial properties in 2008 compared to 2007 remain at approximately 75%, which includes our St. Augustine outlet mall which recently completed an expansion during the last quarter of 2008. For our multifamily proprieties occupancy rates in 2008 compared to 2007 remained at approximately the 90% level. As a result of the current state of the economy, we expect leasing will be challenging in 2009.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

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

Real Estate Purchase Price Allocation.  Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt issued in accordance with SFAS No. 141 (through December 31, 2008), Business Combinations (“SFAS No. 141”), at the date of acquisition, based on evaluation of information and estimates available at that date. See New Accounting Pronouncements for discussion of SFAS No. 141R, which is effective beginning January 1, 2009. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

Unconsolidated Affiliated Real Estate Entities.  We will evaluate our investments in unconsolidated affiliated real estate entities in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the real estate entity or joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a real estate or joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider Accounting Principle Board Opinion 18 — The Equity Method of Accounting for Investments in Common Stock, Statement of Opinion 78-9 — Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 96-16 — Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of our partially-owned entities.

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

Accounting for Derivative Financial Investments and Hedging Activities.  We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has and continues to purchase special General partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the year ended December 31, 2008, distributions of $1.0 million were declared and paid. Distributions of $0.7 million were declared and $0.5 million were paid during the year ended December 31, 2007. The distribution for the fourth quarter 2008 was declared in January 2009 in the amount of $0.5 million. Such distributions are paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2008 and will always be subordinated until stockholders receive a stated preferred return.

Our Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through December 31, 2008, the Advisor has not allocated any organizational costs to the Company as the offering costs of $30.2 million did not exceed 10% of the total proceeds of $307.0 million.

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

We have net operating loss carryforwards for Federal income tax purposes through the year ended December 31, 2006. The availability of such loss carryforwards will begin to expire in 2026. As we do not consider it likely that we will realize any future benefit from our loss carry-forward, any deferred asset resulting from the final determination of our tax losses will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”) (See note 3 of notes to consolidated financial statements). As such, we are subject to federal and state income and franchise taxes from these activities. For the year ended December 31, 2008, the tax provision recorded related to the TRS was approximately $0.1 million and is included in other income, net in the consolidated statement of operations. For the years ended December 31, 2007 and 2006, there was no tax provision recorded.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of December 31, 2008, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Results of Operations

The Company’s primary financial measure for evaluating each of its properties is net operating income (“NOI”). NOI represents rental income less property operating expenses and real estate taxes. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the company’s properties.

We commenced operations on February 1, 2006 upon the release of our offering proceeds from escrow. We acquired our three initial real estate properties on March 31, 2006, June 29, 2006, and December 21, 2006, respectively. We continued to acquire properties throughout 2007, on January 4, 2007; a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multifamily apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

Properties that the Company owned for all of both 2008 and 2007 represent 2 retail properties and 4 multifamily apartment communities. The Company’s growth for the years ended December 31, 2008 and 2007 is primarily driven by the impact of acquisitions. Prior to 2008, as we have a limited operating history, and we have completed our first nine acquisitions over the past two years, the majority of fluctuations are the result of these acquisitions.

Comparison of the Year Ended December 31, 2008 Versus the Year Ended December 31, 2007

Revenues

Total revenues increased by $15.3 million to $41.1 million for the year ended December 31, 2008 compared to $25.8 million for the year ended December 31, 2007. Rental income increased by approximately $14.2 million primarily due to our acquisitions of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, on June 29, 2007 which subsequently opened in April of 2008, two hotels in Houston, Texas on October 17, 2007, five multifamily apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increase by $1.1 million primarily as a result of our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas as well as the acquisition of five multifamily apartment communities during 2007. The acquisitions in 2007 accounted for $14.3 million of the rental income increase and $0.8 million of the tenant recovery income increase in 2008 compared to 2007. Excluding the impact of acquisitions, total revenues were flat for the year ended December 31, 2008 compared to 2007.

Property Operating Expenses

Property operating expenses increased by $8.3 million to approximately $17.8 million, for the year ended December 31, 2008, compared to $9.5 million for the same period last year. Our 2007 acquisitions (see revenues above) resulted in an increase in property operating expenses of $7.6 million. The remaining increase is primarily due to the expected increase at St. Augustine Outlet Mall due to the recent expansion. The grand opening occurred during the fourth quarter of 2008.

Real Estate Taxes

Real estate taxes increased by $1.5 million to approximately $4.2 million, for the year ended December 31, 2008, compared to $2.7 million for the same period last year as a result of our 2007 acquisitions (see revenues above).

Impairment of Long-lived Assets and Loss on Disposal

For the year ended December 31, 2008, we recorded an asset impairment charge of $4.9 million primarily related to impairment on one our industrial properties located in Sarasota, Florida. We identified certain indicators of impairment related to this property such as the property is currently vacate and is experiencing negative cash flows and the difficulty in leasing space. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, we recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair value within the accompanying consolidated statement of operations. For the years ended December 31, 2007, we did not record an impairment charge.

General and Administrative Expenses

General and administrative costs increased by $8.6 million to $12.3 million due to the following:

•	$5.0 million additional acquisition fees, including closing costs, related to our investments in unconsolidated affiliated real estate entities during 2008 as well as our potential future investment in Prime compared to 2007. See notes 4 and 6 of notes to consolidated financial statements.
•	$1.2 million related to asset management fees due to an increase in the average asset value during 2008 compared to 2007 as a result of our acquisitions.
•	$1.0 million related to an increase in bad debt expense predominately within our multifamily residential properties.
•	The remaining increase is primarily associated with an increase in consulting fees associated with legal, accounting and other professional services.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.7 million to $8.9 million in 2008 as compared to 2007 primarily due to the acquisition of new properties in 2007. During 2008, we incurred a full year of depreciation and amortization expense compared to a partial year during 2007 based upon the dates of acquisition of our properties.

Other, Net

Other, net includes vending and other ancillary revenue as well as provision for income taxes related to our TRS. During 2008, other, net decreased by $0.2 million primarily related to the provision for income taxes related to our TRS. The provision is 2008 was $0.1 million compared to none in 2007. The remaining decrease is a reduction in vending and other ancillary revenue.

Interest Income

Interest income increased by approximately $2.9 million due to:

•	Interest earned of $1.4 million on note receivables issued during 2008 (See Notes 4 and 6 of the notes to consolidated financial statements).
•	The remaining increase is primarily due to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and marketable securities was $65.7 million for 2008 and $43.0 million for 2007.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $4.4 million for the year ended December 31, 2008 as compared to 2007, primarily due to the inclusion of a full year of interest expense associated with the financing of new properties acquired during 2007. This increase was offset slightly by an increase in interest costs capitalized during the year ended December 31, 2008 compared to 2007 of approximately $0.8 million related to financed renovation and expansion projects.

Gain on Sale of Equity Securities

Gain on sale of equity securities decreased by $0.8 million for the year ended December 31, 2008 as compared to 2007 due to timing of sales of securities and difference in cost basis compared to proceeds received on sale.

Other than Temporary Impairment — Marketable Securities

During the year ended December 31, 2008, we recorded a non-cash charge of $9.8 million, of which $9.7 million and $0.1 million was recorded during the quarters ended September 30, 2008 and December 31, 2008, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary. No such impairments were recorded during the year ended December 31, 2007 (See note 7 of notes to consolidated financial statements).

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

A $3.4 million loss from investment in unconsolidated real estate entities for the year ended December 31, 2008 compared to a $7.3 million loss during the year ended December 31, 2007. The change of $3.9 million is primarily related to a lower net loss realized from our 49% investment in 1407 Broadway of $3.0 million in 2008 compared to $7.3 million in 2007. The improved performance within 1407 Broadway primarily related to a reduction in interest expense as a result of a lower LIBOR rates during 2008 compared to 2007 plus a decrease in depreciation and amortization expense as a result of in-place leases becoming fully amortized.

Minority Interest

The loss allocated to minority interests of approximately $84,805 for the year ended December 31, 2008 relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements). During the year ended December 31, 2007, the minority interests of $26 relates to the interests in the Operating Partnership held by our Sponsor.

Comparison of the Year Ended December 31, 2007 Versus the Year Ended December 31, 2006

Revenues

Total revenues more than tripled as compared to 2006. Total Revenues for 2007 were $25.8 million compared to $8.4 million for the year ended December 31, 2006. Rental income increased by approximately $14.7 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida on March 31, 2006 and the southeastern Michigan multi-family properties on June 29, 2006, a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increased by approximately $2.7 million primarily as a result of our acquiring the Belz Outlets in St. Augustine, Florida, the Oakview Center in Omaha, Nebraska, and the portfolio of 12 industrial and 2 office buildings in Louisiana and Texas.

Total Property Expenses

Total property expenses, including property operating expenses and real estate taxes, increased by $7.8 million to approximately $12.3 million, for the year ended December 31, 2007, compared to $4.5 million for the same period last year. Increases in property operating expenses ($5.9 million) and real estate taxes ($1.9 million) were primarily the result of the acquisition of a full year of expenses for the 2006 acquisitions, and the additional expenses associated with all of the 2007 acquisitions.

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

Financial Condition, Liquidity and Capital Resources

Overview

We intend that rental revenue will be the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that our cash flow from operating activities is insufficient to finance non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, we are dependent upon the net proceeds received from our public offering to conduct such proposed activities. We have financed such activities through debt and equity financings. Our public offering closed during October 2008. We expect that future financing will be through debt financings and proceeds from our dividend reinvestment plan. The capital required to purchase real estate investments has been obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

We currently have $239.2 million of outstanding mortgage debt, and an additional $7.4 million of outstanding notes payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

The Company does not have any other significant capital plans for 2009.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2008, our total borrowings represented 98% of net assets.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Acquisition fees	$2,336,565	$6,551,896	$2,771,992
Asset management fees	2,203,563	1,033,371	274,724
Property management fees	1,783,275	1,057,272	328,532
Acquisition expenses reimbursed to Advisor	1,265,528	635,848	—
Development fees	932,783	71,901	—
Leasing commissions	1,001,324	176,041	33,706
Total	$9,523,038	$9,526,329	$3,408,954

As of December 31, 2008, we had approximately $66.1 million of cash and cash equivalents on hand and $11.5 million of marketable securities. Our cash and cash equivalents on hand and our marketable securities resulted primarily from proceeds from our Offering.

Summary of Cash Flows.  The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows provided by (used in) operating activities	$(5,083,076)	$6,651,989	$1,722,853
Cash flows used in investing activities	(97,097,602)	(227,971,386)	(119,467,655)
Cash flows provided by financing activities	138,696,930	231,628,502	136,820,482
Net change in cash and cash equivalents	36,516,252	10,309,105	19,075,680
Cash, beginning of the period	29,589,815	19,280,710	205,030
Cash, end of the period	$66,106,067	$29,589,815	$19,280,710

Our principal source of cash flow was derived from the issuance of our common stock and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Operating Activities

During the year ended December 31, 2008, cash flows used in operating activities was $5.1 million compared to cash generated from operating activities of $6.7 million during the year ended December 31, 2007 resulting in a total change of $11.8 million. The change is primarily driven by difference in our net loss adjusted for non-cash items primarily as a result of acquisition fees paid in 2008 compared to 2007 of $3.5 million. In addition, movements in working capital accounts, which were a use of funds of $4.3 million for 2008 compared to source of funds of $4.0 million contributed to the change. The change in working capital relates primarily to the timing of payments of interest on note receivables issued in 2008 (see Note 4 and 6 of the notes to consolidated financial statements), an increase in accounts receivable primarily within our commercial properties and timing of accounts payable.

During 2007, cash flows from operating activities were generated primarily from our retail property in St. Augustine, Florida acquired in March of 2006, the four residential apartment communities we acquired in June of 2006, the Oakview Plaza in Omaha, Nebraska acquired on December 21, 2006 and the Gulf Coast industrial portfolio acquired on February 1, 2007, two hotels acquired in Houston, Texas on October 17, 2007, five multi family apartment communities acquired on November 16, 2007, substantially offset by the payment of a $1.6 million acquisition fee related to our investment in a joint venture which acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York.

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

Investing Activities

Cash used in investing activities for the year ended December 31, 2008 primarily related to the following:

•	$49.5 million note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in Prime Outlets Acquisition Company, which owns 18 retail outlet malls and four development projects;
•	a preferred equity contribution of $11.0 million into a real estate lending company which is an affiliate of our Sponsor;
•	$28.4 million on investments in real estate, primarily related to the renovation and expansion project at our St. Augustine Outlet Mall; and
•	$13.0 million in net purchases of marketable securities.
•	Offset by repayments on note receivable of $1.0 million and distribution payments received from investments in unconsolidated affiliates of $2.0 million.

Cash used in investing activities for the year end December 31, 2007 of $228.0 million resulted primarily from the purchases of the Gulf Coast Industrial portfolio on February 1, 2007, the investment in the unconsolidated joint venture, two hotels acquired in Houston, Texas on October 17, 2007, five multifamily apartment communities acquired on November 16, 2007, as well as the purchase of an industrial building in Sarasota, Florida, the purchase of marketable securities of $27.7 million offset by the proceeds from the sale of Marketable securities of $17.0 million.

Financing Activities

Cash provided by financing activities of $138.7 million during the year ended December 31, 2008 is primarily related to proceeds from issuance of common stock of $167.9 million, net proceeds from mortgage financing and notes payable of $3.2 million and proceeds from sale of general partnership units of $10.1 million. Offset by the payment of offering costs of $17.0 million associated with the issuance of common stock, the issuance of a note receivable of $17.6 million entered into in connection with our investment in two retail outlet malls in Orlando, Florida and distributions paid to common stockholders of $6.9 million.

Cash provided by financing activities during the year ended December 31, 2007 is primarily the proceeds from mortgage financing and notes payable ($148.2 million) and the proceeds from the issuance of common stock ($88.6 million), and the proceeds from the sale of general partnership units ($8.9 million).

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. We believe our current balance sheet position is financially sound, however due to the current weakness in and unpredictability of the capital and credit markets we can give no assurance that affordable access to capital will exist when our debt maturities occur.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2008.

Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Mortgage Payable(1)	$12,325,023	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$239,243,982
Note Payable(2)	7,416,941	—	—	—	—	—	7,416,941
Interest Payments(3)	13,745,231	13,084,302	12,851,955	12,980,592	12,772,092	27,751,042	93,185,214
Total Contractual Obligations	$33,487,195	$13,443,828	$14,438,912	$15,761,604	$15,879,447	$246,835,151	$339,846,137

(1)	These amounts represent mortgage payable obligations outstanding as of December 31, 2008.
(2)	Amount represents note payable obligation outstanding as of December 31, 2008.
(3)	These amounts represent future interest payments related to mortgage and note payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2008 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

Funds from Operations

We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT. FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REIT’s. Due to certain unique operating characteristics of real estate companies, The National Association of Real Estate Investment Trusts, Inc. (NAREIT) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustment for unconsolidated partnership and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition of computing FFO.

We believe that FFO and FFO available to common shares are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to common shares may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net income to FFO for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Net loss applicable to common shares	$(28,139,359)	$(9,242,390)	$(1,536,344)
Allocation to Minority Interests	(84,805)	(26)	(86)
Adjustments:
Depreciation and amortization of real estate assets	8,941,153	6,163,437	2,674,819
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	7,363,009	7,945,310	—
Loss on sale of investment property	315,642	—	—
FFO applicable to common shares	$(11,604,360)	$4,866,331	$1,138,389
FFO per common share, basic and diluted	$(0.51)	$0.53	$0.71
Weighted average number of common shares outstanding, basic and diluted	22,658,290	9,195,369	1,594,060

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statement at fair value at lease annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised solely of marketable securities, and financial liabilities. The adoption of SFAS No.157 did not have a material effect on the consolidated results of operations or financial position.

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	Fair Value Measurement Using
As of December 31, 2008	Level 1	Level 2	Level 3	Total
Corporate bonds	$9,656,500	$—	$—	$9,656,500
Equity Securities, primarily REITs	1,794,065	$—	$—	$1,794,065
Total Marketable securities – available for sale	$11,450,565	$—	$—	$11,450,565

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

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

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will only impact our recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. Prior to FASB 141 (R), we expensed acquisition fees related to investments in unconsolidated affiliated entities. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material effect on the consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2008, we had an interest rate cap agreement outstanding for LIBOR at 6.0% related to our note payable obligation as per our debt agreement. At December 31, 2008, the fair value of this interest rate cap agreement was zero. We did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2008, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $1.1 million.

The following table shows the mortgage and note payable obligations maturing during the next five years and thereafter at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Mortgage Payable	$12,325,023	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$239,243,982
Note Payable	7,416,941	—	—	—	—	—	7,416,941
Total maturities	$19,741,964	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$246,660,923

As of December 31, 2008, approximately $19.4 million, or 8%, of our debt (mortgage and note payable obligations combined) are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million. The fair value of the mortgage debt and notes payable as of December 31, 2007 approximated the book value of approximately $243.4 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2008, we had no off-balance sheet arrangements.

We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation, as of December 31, 2008. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2009
Edison, New Jersey

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Investment property:
Land	$65,050,624	$62,032,138
Building	273,255,468	240,221,044
Construction in progress	3,318,021	7,499,319
Gross investment property	341,624,113	309,752,501
Less accumulated depreciation	(17,287,242)	(5,455,550)
Net investment property	324,336,871	304,296,951
Investments in unconsolidated affiliated real estate entities	21,375,908	6,284,675
Investment in affiliate, at cost	10,150,000	—
Cash and cash equivalents	66,106,067	29,589,815
Marketable securities	11,450,565	10,752,910
Restricted escrows	7,773,705	9,595,453
Tenant accounts receivable	2,073,756	1,471,740
Other accounts receivable, primarily escrow receivable	1,238,894	59,440
Note receivable, related party	48,500,000	—
Acquired in-place lease intangibles (net of accumulated amortization of $1,849,234 and $2,646,629, respectively)	1,141,538	1,982,292
Acquired above market lease intangibles (net of accumulated amortization of $710,720 and $373,175, respectively)	439,939	830,727
Deferred intangible leasing costs (net of accumulated amortization of $832,824 and $605,093, respectively)	695,016	1,153,712
Deferred leasing costs (net of accumulated amortization of $158,792 and $50,606, respectively)	1,019,225	154,879
Deferred financing costs (net of accumulated amortization of $634,612 and $172,939, respectively)	1,723,093	2,154,560
Interest receivable from related parties	1,815,279	—
Prepaid expenses and other assets	1,969,384	1,374,200
Total Assets	$501,809,240	$369,701,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage payable	$239,243,982	$237,610,371
Note payable	7,416,941	5,825,286
Accounts payable and accrued expenses	8,518,275	5,811,535
Due to sponsor	1,145,890	521,427
Tenant allowances and deposits payable	5,673,760	943,854
Distributions payable	—	2,463,361
Prepaid rental revenues	978,648	1,066,724
Acquired below market lease intangibles (net of accumulated amortization of $2,258,021 and $1,874,843, respectively)	1,204,434	2,391,883
	264,181,930	256,634,441
Minority interest in partnership	23,113,983	12,954,715
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 30,985,544 and 13,606,608 shares issued and outstanding, respectively	309,855	136,066
Additional paid-in-capital	275,589,300	120,297,590
Accumulated other comprehensive loss	(4,212,454)	(1,199,278)
Accumulated distributions in addition to net loss	(57,173,374)	(19,122,180)
Total stockholder’s equity	214,513,327	100,112,198
Total Liabilities and Stockholders' Equity	$501,809,240	$369,701,354

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenues:
Rental income	$36,309,102	$22,065,035	$7,447,759
Tenant recovery income	4,829,000	3,756,760	990,929
Total revenues	41,138,102	25,821,795	8,438,688
Expenses:
Property operating expenses	17,756,179	9,523,862	3,633,519
Real estate taxes	4,188,142	2,739,866	882,212
Impairment of long lived assets and loss on disposal	4,866,437	—	—
General and administrative costs	12,329,641	3,710,363	808,502
Depreciation and amortization	8,941,153	6,163,437	2,674,819
Total operating expenses	48,081,552	22,137,528	7,999,052
Operating (loss) income	(6,943,450)	3,684,267	439,636
Other income, net	377,632	539,520	151,545
Interest income	4,819,109	1,884,180	459,916
Interest expense	(13,818,263)	(9,384,383)	(2,587,527)
Gain on sale of equity securities	528,334	1,301,949	—
Other than temporary impairment – marketable securities	(9,830,259)	—	—
Loss from investments in unconsolidated affiliated real estate entities	(3,357,267)	(7,267,949)	—
Minority interest	84,805	26	86
Net loss applicable to common shares	$(28,139,359)	$(9,242,390)	$(1,536,344)
Net loss per common share, basic and diluted	$(1.24)	$(1.01)	$(0.96)
Weighted average number of common shares outstanding, basic and diluted	22,658,290	9,195,369	1,594,060

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, December 31, 2007 and December 31, 2006

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Loss	Total Stockholders’ Equity
	Preferred Shares	Amount	Common Shares	Amount
BALANCE, December 31, 2005	—	$—	20,000	$200	$199,800	$—	$(116,407)	$83,593
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,536,344)	(1,536,344)
Distributions declared						—	(1,101,708)	(1,101,708)
Proceeds from offering	—	—	4,276,165	42,762	42,570,940	—	—	42,613,702
Selling commissions and dealer manager fees	—	—	—	—	(3,337,501)	—	—	(3,337,501)
Other offering costs	—	—	—	—	(943,869)	—	—	(943,869)
Proceeds from distribution reinvestment program			20,824	208	197,623	—	—	197,831
BALANCE, December 31, 2006	—	—	4,316,989	43,170	38,686,993	—	(2,754,459)	35,975,704
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,242,390)	(9,242,390)
Unrealized loss on available for sale securities	—	—	—	—	—	(1,199,278)	—	(1,199,278)
Total comprehensive loss								(10,441,668)
Distributions declared	—	—	—	—	—	—	(7,125,331)	(7,125,331)
Proceeds from offering	—	—	9,082,793	90,828	88,541,468	—	—	88,632,296
Selling commissions and dealer manager fees	—	—	—	—	(6,130,796)	—	—	(6,130,796)
Other offering costs	—	—	—	—	(2,762,855)	—	—	(2,762,855)
Proceeds from distribution reinvestment program	—	—	206,826	2,068	1,962,780	—	—	1,964,848
BALANCE, December 31, 2007	—	—	13,606,608	136,066	120,297,590	(1,199,278)	(19,122,180)	100,112,198
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,139,359)	(28,139,359)
Unrealized loss on available for sale securities	—	—	—	—	—	(3,013,176)	—	(3,013,176)
Total comprehensive loss								(31,152,535)
Distributions declared	—	—	—	—	—	—	(9,911,835)	(9,911,835)
Proceeds from offering	—	—	16,900,087	169,000	167,709,611	—	—	167,878,611
Redemption and cancellation of shares			(102,207)	(1,022)	(918,841)			(919,863)
Selling commissions and dealer manager fees	—	—	—	—	(14,379,358)	—	—	(14,379,358)
Other offering costs	—	—	—	—	(2,633,923)	—	—	(2,633,923)
Proceeds from distribution reinvestment program	—	—	581,056	5,811	5,514,221	—	—	5,520,032
BALANCE, December 31, 2008	—	$—	30,985,544	$309,855	$275,589,300	$(4,212,454)	$(57,173,374)	$214,513,327

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,139,359)	$(9,242,390)	$(1,536,344)
Loss allocated to minority interests	(84,805)	(26)	(86)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,345,479	5,617,908	2,551,588
Gain on sale of marketable securities	(528,335)	(1,301,949)	—
Impairment of long lived assets and loss on disposal	4,866,437	—	—
Realized loss on impairment of marketable securities	9,830,259	—	—
Amortization of deferred financing costs	473,630	146,126	26,813
Amortization of deferred leasing costs	595,674	545,529	123,230
Amortization of above and below-market lease intangibles	(796,661)	(628,150)	(878,177)
Equity in loss from investments in unconsolidated affiliated real estate entities	3,357,267	7,267,949	—
Provision for bad debts	1,286,837	262,310	60,376
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,581,124)	(518,555)	(573,470)
Increase in tenant and other accounts receivable	(3,068,307)	(1,477,258)	(376,608)
Increase in tenant allowance and security deposits payable	57,228	641,884	301,970
Increase in accounts payable and accrued expenses	390,780	4,352,908	1,942,541
(Decrease)/increase in prepaid rents	(88,076)	985,703	81,020
Net cash (used in) provided by operating activities	(5,083,076)	6,651,989	1,722,853
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(28,408,095)	(201,085,650)	(104,120,077)
Purchase of marketable securities	(23,135,006)	(27,689,153)	—
Issuance of note receivable, related party	(49,500,000)	—	—
Repayment of note receivable, related party	1,000,000	—	—
Proceeds from sale of marketable securities	10,122,251	17,038,915	—
Investment in affiliate	(11,000,000)	(13,552,623)	—
Distribution from investments in unconsolidated affiliates	2,001,500	—	—
Funding of restricted escrows	1,821,748	(2,682,875)	(6,912,578)
Refundable deposit for investment in real estate	—	—	(8,435,000)
Net cash used in investing activities	(97,097,602)	(227,971,386)	(119,467,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	2,029,730	142,333,800	95,475,000
Proceeds from notes payable	1,591,654	5,825,286	—
Mortgage payments	(396,118)	(198,429)	—
Payment of loan fees and expenses	(42,163)	(1,608,909)	(718,590)
Proceeds from issuance of common stock	167,878,611	88,632,296	42,613,702
Redemption and cancellation of common shares	(919,863)	—	—
Proceeds from issuance of special general partnership units	10,063,525	8,672,567	4,281,369
Payment of offering costs	(17,013,281)	(8,893,651)	(4,055,404)
Note receivable from minority interest partner	(17,640,000)	—	—
Due from escrow agent	—	163,949	(163,949)
Due from affiliates	—	—	(309,055)
Distributions paid	(6,855,165)	(3,298,407)	(302,591)
Net cash provided by financing activities	138,696,930	231,628,502	136,820,482
Net change in cash and cash equivalents	36,516,252	10,309,105	19,075,680
Cash and cash equivalents, beginning of year	29,589,815	19,280,710	205,030
Cash and cash equivalents, end of year	$66,106,067	$29,589,815	$19,280,710
Cash paid for interest	$14,213,869	$8,696,812	$2,329,904
Dividends declared	$9,911,835	$7,125,331	$1,101,708
Unrealized loss on available for sale securities	$(3,013,176)	$(1,199,278)	$—
Non cash purchase of investment property	$(5,833,650)	$—	$—
Proceeds from shares issued in distribution reinvestment program	$5,520,032	$1,964,848	$197,831
Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$19,600,000	$—	$—

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

The Company commenced an initial public offering to sell a maximum of 30,000,000 shares of common shares on May 23, 2005, at a price of $10 per share (exclusive of 4 million shares available pursuant to the Company’s dividend reinvestment plan, 600,000 shares that could be obtained through the exercise of selling dealer warrants when and if issued and 75,000 shares that are reserved for issuance under the Company’s stock option plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company sold 20,000 shares to the Advisor on July 6, 2004, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.9% general partnership interest in the Operating Partnership. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

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

The Offering terminated on October 10, 2008 when all shares offered where sold. However, the shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan through December 1, 2008. As of December 31, 2008, cumulative gross offering proceeds of approximately $307.0 million, which includes $7.7 million of proceeds from the dividend reinvestment plan have been released to the Lightstone REIT and used for the purchase of a 99.68% general partnership interest in the Operating Partnership.

The Advisor is responsible for offering and organizational costs exceeding 10% of the gross offering proceeds without recourse to the Company. Since its inception, and through December 31, 2008, the Advisor has not allocated any organizational costs to the Company as the offering costs of $30.2 million did not exceed 10% of the total proceeds of $307.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

1. Organization  – (continued)

Minority Interest — Partners of Operating Partnership

Lightstone SLP, LLC, an affiliate of the Advisor, periodically purchases special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. Proceeds from the sale of the SLP Units will be used to fund organizational and offering costs incurred by the Company. As of December 31, 2008, offering costs of $30.2 million were substantially offset by $30.0 million of proceeds from the sale of SLP Units. Through December 31, 2008, the Company has received proceeds related to the SLP Units of $23.0 million. The Advisor paid the remaining obligation of $7.0 million on March 30, 2009.

During the year ended December 31, 2008, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ in exchange for an investment in Mill Run (See Note 4). The total aggregate value of the Common Units and Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000. See Note 4 for further discussion.

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

Operating Partnership Activity

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. The Company’s commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the following acquisitions and investments:

2006

The Company completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan, a retail power center and raw land in Omaha, Nebraska and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties).

2007

The Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Factory Outlet World in St. Augustine, Florida, five apartment communities

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

1. Organization  – (continued)

located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX .

2008

The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run LLC, which consists of two retail properties located in Orlando, Florida. In addition, the Company entered into an agreement to acquire a 25% interest in Prime Outlets Acquisitions Company which has a portfolio of 18 retail outlet malls and four development projects located in 15 different states across the United States. This transaction closed on March 30, 2009.

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. (See Note 14 Related Party Transactions).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2008, the Company had a 99.68% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. See further discussion in Note 4.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities consist of equity securities that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Certain Investments in Debt and Equity Securities. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company to from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. See Note 7.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million at December 31, 2008 and 2007.

Investment in Real Estate

Accounting for Acquisitions

Through December 31, 2008, the Company accounted for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are generally capitalized. Fees incurred in the acquisition of investments in unconsolidated affiliated real estate entities are expensed as incurred.

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with SFAS No. 141 (through December 31, 2008, at the date of acquisition, based on evaluation of information and estimates available at that date. See New Accounting Pronouncements for discussion of SFAS No. 141R, which is effective beginning January 1, 2009. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

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

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. See Note 15, Impairment of long lived assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

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

Income or Losses from Investments in Unconsolidated Affiliated Real Estate Entities

The Company invests in real estate entities and joint ventures that are formed to acquire, develop, and/or sell real estate assets. These entities are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. Under the equity method, the Company records its share of the net income and losses from the underlying entities on a single line item in the consolidated statement of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost method of accounting, the dividends earned from the underlying entities are recorded to interest income. The Company determines whether or not consolidation of these entities is recorded through appropriate evaluation of FIN No. 46, Consolidation of Variable Interest.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2008, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards for Federal income tax purposes through the year ended December 31, 2006. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax losses will be fully offset by a valuation allowance of the same amount.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

In 2007, to maintain the Company’s qualification as a REIT, the Company engages in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”) (See note 3). As such, the Company is subject to federal and state income and franchise taxes from these activities. For the year ended December 31, 2008, the tax provision recorded related to the TRS was approximately $0.1 million and is included in other income, net in the consolidated statement of operations. For the years ended December 31, 2007 and 2006, there was no tax provision recorded.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of December 31, 2008, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Organization and Offering Costs

The Company’s organization and offering costs associated with its initial public offering which closed on October 10, 2008 were approximately $30.2 million. Subject to limitations in terms of the maximum percentage of costs to offering proceeds that may be incurred by the Company, third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to the Dealer Manager, are accounted for as a reduction against additional paid-in capital (“APIC”) as offering proceeds are released to the Company.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million. The fair value of the mortgage debt and notes payable as of December 31, 2007 approximated the book value of approximately $243.4 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

Accounting for Derivative Financial Investments and Hedging Activities

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

SFAS 133. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock Compensation

The Company has a stock-based incentive award plan for our directors. The Company accounts for the incentive award plan in accordance with SFAS no. 123R, “Share-Based Payment.” Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows as required under previous regulations. For the year end December 31, 2008 and 2007, the Company had no significant compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised solely of marketable securities, and financial liabilities. The adoption of SFAS No.157 did not have a material effect on the consolidated results of operations or financial position.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will only impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. Prior to FASB 141 (R), the Company expensed acquisition fees related to investments in unconsolidated affiliated entities. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material effect on the consolidated results of operations or financial position.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

The following is summary of the Company’s acquisitions during the year ended December 31, 2008 and 2007.

2008 Acquisitions

The Company during 2008 did not have any acquisitions. See Notes 4 and 5 for discussion of the Company’s investments in unconsolidated affiliated real estate entities the Company acquired during the year ended December 31, 2008.

2007 Acquisitions

The Company during the year ended December 31, 2007 completed several acquisitions as discussed below. See Note 4 for discussion of the Company’s investments in unconsolidated affiliated real estate entities during the year ended December 31, 2007.

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
For the Years Ended December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

through a combination of $14.4 million in offering proceeds and approximately $53.0 million in loan proceeds from a fixed rate mortgage loan secured by the properties. The Company does not intend to make significant renovations or improvements to the properties.

Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of the Company’s offering. In addition, the Company in 2007 entered into a construction loan to the fund the development of the power center for up to $8.2 million (See Note 10). Upon completion of development in March 2008, the center opened and is 100% occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

The purchase and sale agreement (the “Land Agreement”) for this transaction was negotiated between Lake Jackson Crossing Limited Partnership (formerly an affiliate of the Sponsor) and Starplex Operating, LP, an unaffiliated entity (the “Land Seller”). Prior to the closing, a 99% limited partnership interest in the Lake Jackson Limited Partnership was assigned to the Operating Partnership and the membership interests in Brazos Crossing LLC (the 1% general partner of the Lake Jackson Limited Partnership) were assigned to the Company.

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

Houston Extended Stay Hotels

On October 17, 2007, the Company, through TLG Hotel Acquisitions LLC, a wholly owned subsidiary of our operating partnership (together with such subsidiary, the “Houston Partnership”), acquired two hotels located in Houston, TX (the “Katy Hotel”) and Sugar Land, TX (the “Sugar Land Hotel” and together with the Katy Hotel, the “Hotels”) from Morning View Hotels — Katy, LP, Morning View Hotels — Sugar Land, LP and Point of Southwest Gardens, Ltd., pursuant to an Asset Purchase and Sale Agreement. The seller is not an affiliate of the Company or its subsidiaries.

Prior to the acquisition of the Hotels, our board of directors expanded the Company’s eligible investments to include the acquisition, holding and disposition of hotels (primarily extended stay hotels). The reasons for such change include the expertise of our sponsor who acquired the Extended Stay Hotels group of companies (“ESH”) and control of its management company (HVM L.L.C.) which operates 686 extended stay hotels. The ability to draw upon their expertise, the intense competition in the real estate market for all types of assets and the ability to better diversify the Company’s portfolio, caused our board of directors to review the Company’s investment objectives and expand them to include lodging facilities.

The acquisition price for the Hotels was $16 million inclusive of closing costs. In connection with the transaction, the Company’s advisor received an acquisition fee equal to 2.75% of the contract price ($15.2 million), or approximately $0.4 million. The acquisition was funded through a combination of $6.0 million in offering proceeds and approximately $10 million in loan proceeds from a floating rate mortgage loan secured by the Hotels. At the time of acquisition, the Hotels were recently remodeled by the previous owner; however the Company planned to make a $2.8 million dollar investment in capital expenditures to convert the Hotels to Extended Stay Deluxe (“ESD”) brand properties. The ESD brand is under license from an affiliate within the Extended Stay Hotels group of companies.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 — Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which includes up to an additional $2.8 million of renovation proceeds. The renovations include implementing ESD’s national reservation system, new carpeting, new paint, new signage, exterior façade improvements, re-striping parking lot, guest room upgrades, landscaping and constructing pools. As of December 31, 2008, the Company has invested an additional $1.9 million See Note 9.

In addition, the Company’s TRS, LVP Corp, entered into operating lease agreements with each of the Katy Hotel and the Sugar Land Hotel, respectively, and LVP Corp. has entered into management agreements with HVM L.L.C., a controlled affiliate of our sponsor, for the management of the hotels.

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

In July, 2007, CAD Funding, LLC (“CAD”), an affiliate of Park Avenue Funding, LLC, had the highest bid on the Sarasota Property in a foreclosure action. Park Avenue Funding, LLC, is a real estate lending company founded in 2004 and an affiliate of the Company’s Advisor and Sponsor. CAD initiated the foreclosure action following the default of an unaffiliated third party on a loan made to the third party by CAD, for which the Sarasota Property served as security. Prior to the entry of the foreclosure judgment, the Sponsor expressed an interest in bidding at the foreclosure sale in anticipation that the Registrant would exercise the JV Option. On August 6, 2007, the Sarasota Property was indirectly acquired by the Sponsor. The Sarasota Property was contributed to the Joint Venture prior to the Registrant’s exercise of the JV Option. The contribution to the Joint Venture by the Company was $13.1 million of offering proceeds used to acquire the Sarasota Property. The property was independently appraised in May of 2006 for $17.4 million. As December 31, 2007, the Company owned 100% of the Sarasota property and its operations are fully consolidated in the Company’s financial statements.

In evaluating the Sarasota Property as a potential acquisition, the Company has considered a variety of factors, and determined that the acquisition cost was at a substantial discount to current market value. The Sarasota Property is subject to competition from similar properties within its market area, and economic

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

performance could be affected by changes in local economic conditions. See Note 15 for discussion of impairment of long-lived asset related to the Sarasota Property.

2006 Acquisitions

The Company during the year ended December 31, 2006 completed several acquisitions as discussed below.

St. Augustine Retail Outlet Mall

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

As of December 31, 2008, the Company has substantially completed an expansion and renovation of the St. Augustine center. The total project costs through December 31, 2008 were approximately $25.6 million. The Company funded the costs of this project using a portion of the proceeds from our offering.

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
For the Years Ended December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

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

The property was purchased subject to a commitment to acquire a 2.1 acre parcel of land (the “Option Land”) located immediately adjacent to the property. The unimproved Option Land was subsequently acquired in July of 2007 by a subsidiary of the Operating Partnership from Oakview for a fixed contract price of $650,000. The acquisition price for the property, exclusive of the Option Land, was $33.5 million, including an acquisition fee paid to the Advisor of $0.9 million and $47,000 in other acquisition-related transaction costs. Approximately $6.0 million of the acquisition cost was funded with offering proceeds from the sale of our common stock and the remainder was funded with a $27.5 million fixed rate loan from Wachovia secured by the property. Offering proceeds were also used to fund financing related costs ($0.2 million) and insurance and tax reserves ($0.2 million), as well as the acquisition of the Option Land. The Property was independently appraised at $38.0 million.

Pro Forma Results

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations for the year ended December 31, 2007, as if the above described acquisitions had occurred at January 1, 2007. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the year ended December 31, 2007, or for any future period.

Year Ended December 31, 2007
Real estate revenues	$39,256,808
Net loss	(9,993,332)
Basic and diluted loss per share	$(0.71)

4. Investments in Unconsolidated Affiliated Real Estate Entities

As summary of the Company’s investments in unconsolidated affiliated real estate entities as of as of December 31, 2008 and 2007 is as follows:

		As of
Real Estate Entity	Ownership %	December 31, 2008	December 31, 2007
Mill Run LLC	22.54%	$19,279,406	$—
1407 Broadway Mezz II LLC	49.00%	2,096,502	6,284,675
Total Investment in unconsolidated affiliated real estate entities		$21,375,908	$6,284,675

Mill Run Interest

On June 26, 2008, the Company, through the Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor Mill Run JRM LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run LLC. The Mill Run Interest is a Class

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

A member and a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture after consideration of Class B members adjusted capital balance. The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness secured by the Mill Run Properties. As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment. In connection with this transaction, Lightstone Value Plus REIT LLC, our advisor, received an acquisition fee equal to 2.75% of the acquisition price, or approximately $2.4 million. Additional closing costs totaled approximately $1.7 million. These costs are included in general and administrative expenses.

In exchange for the Mill Run Interest, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor JRM and (ii) 2,000 Common Units and 380 Preferred Units with an aggregate liquidation preference of $380,000 to Arbor CJ. The total aggregate value of the Common Units and Series A Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000, which is classified within minority interests on the Consolidated Balance Sheet as of December 31, 2008. In connection with the contribution of the Mill Run Interest, the Company made loans to Arbor JRM and Arbor CJ in the aggregate principal amount of $17.6 million (the “Mill Loans”), which is classified as reduction to minority interest in partnership. The Mill Loans are payable semi-annually and shall accrue interest at an annual rate of 4%. The Mill Loans mature on July 1, 2016 and contain customary events of default and default remedies. The Mill Loans require Arbor JRM and Arbor CJ to prepay their respective loans in full upon the redemption of the Series A Preferred Units by the Operating Partnership. The Mill Loans are secured by the Preferred Units and Common Units issued in connection with the acquisition of the Mill Interest. Accrued interest related to this loan totaled $0.4 million at December 31, 2008, and is included in prepaid expenses and other assets in the consolidated balance sheet. See Note 19, Commitments and Contingencies for discussion of tax protection agreement.

The Company within its June 30, 2008 and September 30, 2008 quarterly reports, filed on Form 10-Q, misclassified the Common Units and Preferred Units issued as well as the Mill Loans as part of stockholders’ equity within the Consolidated Balance Sheet instead of as a part of minority interest. The Company concluded that this misclassification was not material, both qualitatively or quantitatively, to the Company’s financial position and, accordingly reclassified these items to minority interest on the Consolidated Balance Sheet as of December 31, 2008. There was no impact on the consolidated statements of operations or cash flows. The reclassification amounted to a $2.0 million reduction in stockholder’s equity and an increase of $2.0 million to minority interest in partnership.

The Company accounted for the investment in this unconsolidated affiliated real estate entity under the equity method of accounting as the Company exercises significant influence, but does not control this entity. In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock , paragraph 19b., the difference of $20.6 million between the cost of the Mill Run Interest and the amount of underlying equity in net assets of the Company has been accounted for as if the investee were a consolidated subsidiary, and additional depreciation and amortization will be recorded over the lives of the appropriate assets, in accordance with the allocation of the difference between land, building and intangible assets of Mill Run. For the year ended December 31, 2008, the Company’s results included $0.3 million loss from investment in this unconsolidated affiliated real estate entity for the period June 26, 2008 through December 31, 2008 resulting in a net investment balance of approximately $19.3 million as of December 31, 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the unaudited condensed income statement for this unconsolidated affiliated real estate entity for the following period June 26, 2008 through December 31, 2008:

For the Period June 26, 2008 Through December 31, 2008
Revenue	$20,578,725
Property operating expenses	6,578,144
Depreciation and amortization	5,025,800
Operating income	8,974,781
Interest expense and other, net	(7,639,803)
Net income	$1,334,978
Company's share of net income (22.54%)	$300,904
Additional depreciation and amortization expense(1)	(621,647)
Company's loss from investment	$(320,743)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Company.

The following table represents the unaudited condensed balance sheet for this unconsolidated affiliated real estate entity as of December 31, 2008:

As of December 31, 2008
Real estate, at cost (net)	$270,591,378
Intangible assets	1,266,969
Cash and restricted cash	7,836,738
Other assets	26,557,746
Total Assets	$306,252,831
Mortgage note payable	$283,261,676
Other liabilities	25,494,446
Member capital	(2,503,291)
Total liabilities and members' capital	$306,252,831

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

The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from the Sponsor, our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding,

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

Inc. (“Lehman”). This mortgage loan matures on January 9, 2010. The mortgage loan has two one-year extension options for a fee of 0.125% of the amount of the respective loan for each extension. Additionally, Lehman will receive a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business. To date, the Lender did not share in any net profits of the project. All other income and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture. The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects.

Under the mortgage loan, the Joint Venture has available credit of approximately $13.5 million, as of December 31, 2008, to be used for capital improvements to the property. Due to the financial condition of Lehman Brothers Holding, Inc. there is uncertainty as to whether the full amount of this credit is readily available to the Joint Venture. The Joint Venture is currently investigating other financing to meet its capital expenditure needs. See Note 19.

The original investment was $13.0 million and will be subsequently adjusted for cash contributions and distributions, and the Company’s share of earnings and losses. The Company and the co-Venturer contributed an additional $0.6 million in 2007. In addition, during 2008, the Company and the co-Venturer each received a distribution of approximately $1.2 million. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table represents the condensed income statement derived from audited financial statements for this unconsolidated affiliated real estate entity for the year ended December 31, 2008 and for the period from January 4, 2007 (date of inception) through December 31, 2007:

	For the Year Ended December 31, 2008	For the Period January 4, 2007 (Date of Inception) Through December 31, 2007
Total Revenue	$39,598,698	$37,447,442
Property operating expenses	27,385,058	26,701,479
Depreciation & Amortization	11,448,474	16,214,919
Operating income/(loss)	765,166	(5,468,956)
Interest Expense and other, net	6,962,154	9,363,592
Net operating income/(loss)	$(6,196,988)	$(14,832,548)
Company's share of net operating loss (49%)	$(3,036,524)	$(7,267,949)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the condensed balance sheet derived from audited financial statements for this unconsolidated affiliated real estate entity as of December 31, 2008 and December 31, 2007:

	As of December 31, 2008	As of December 31, 2007
Real estate, at cost (net)	$110,425,157	$111,361,237
Intangible assets	4,233,365	9,009,676
Cash and restricted cash	10,309,580	11,458,097
Other assets	8,178,293	9,475,857
Total Assets	$133,146,395	$141,304,867
Mortgage note payable	$113,709,491	$110,847,201
Other liabilities	15,166,588	17,640,362
Member capital	4,270,316	12,817,304
Total liabilities and members' capital	$133,146,395	$141,304,867

5. Investment in Affiliate

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

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit the Company as a member. The Preferred Units are entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF fails to pay such distribution when due, the preferred distribution rate will increase to 17% per annum. The Preferred Units are redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “Redemption”). In addition, the Preferred Units are entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “Guarantee”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounted for this investment under the cost method. Total accrued distributions related to this investment totaled $0.3 million at December 31, 2008, and are included in prepaid expenses and other assets. During 2008, the Company received redemption payment from PAF of $850,000. As of December 31, 2008, the Company’s investment in PAF is $10,150,000 and is included in investment in affiliate, at cost in the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

6. Notes Receivable

On June 26, 2008, the Company, through the Operating Partnership, entered into a Contribution and Conveyance Agreement with AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”), pursuant to which AR Prime will contribute to the Operating Partnership a 25% membership interest (the “Prime Interest”) in Prime Outlets Acquisitions Company (“Prime”). Prime Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of Prime. The acquisition price for the Prime Interest, excluding acquisition and closing costs, is approximately $356 million, $56 million of which will be in the form of equity and $300 million of which will be in the form of indebtedness secured by the Prime Properties (18 retail outlet malls, and two development projects). As the Company would account for this investment in accordance with the equity method of accounting, the indebtedness would not be included in the Company’s investment. In connection with the transaction, upon closing our advisor will receive an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.8 million. Through December 31, 2008, the Company incurred acquisition costs of approximately $2.2 million related to accounting and legal fees. These costs are included in general and administrative expenses.

The closing of the acquisition of the Prime Interest is subject to customary closing conditions, and is scheduled for the earlier of December 15, 2008 or a maximum 30 days after the Operating Partnership obtains audited financial statements of Prime for the last three fiscal years ending December 31, 2007, 2006 and 2005 (the “Financial Statements”), but in no event later than June 26, 2009. If the Operating Partnership does not obtain the Financial Statements by June 26, 2009 and does not close the transaction, it would be required to pay liquidated damages in the amount of $6.08 million. However, AR Prime cannot specifically enforce the Contribution and Conveyance Agreement if the Operating Partnership does not obtain the Financial Statements. Subject to the fulfillment of the closing conditions, the Operating Partnership will issue to AR Prime (i) 275,000 Common Units and 52,250 Series A Preferred Units with an aggregate liquidation preference of $52,250,000 (this amount will be reduced by the amount of any distributions by Prime to AR Prime prior to closing) and (ii) Common Units with a value equal to 5% of the Adjustment Amount and additional Series A Preferred Units with a liquidation preference equal to 95% of the Adjustment Amount. The Adjustment Amount is the amount of interest that would have accrued on a loan in the principal amount of $52,250,000, at an interest rate of 4.6316%, from June 26, 2008 until the closing. See Note 19, Commitments and Contingencies for discussion of tax protection agreement. This transaction closed on March 30, 2009 and the Financial Statements are expected to be completed by June 26, 2009 in accordance with the agreement. See note 20, Subsequent Events.

In connection with the contribution of the Prime Interest, the Company made a loan to AR Prime in the principal amount of $49.5 million (the “Prime Loan”). The Prime Loan is payable semi-annually and accrues interest at an annual rate of 4%. The Prime Loan matures on July 1, 2016 and contains customary events of default and default remedies. The Prime Loan contains provisions requiring AR Prime to prepay the Prime Loan (i) in full upon the redemption by the Operating Partnership of the Series A Preferred Units to be issued to AR Prime in connection with the closing of the acquisition of the Prime Interest and (ii) in part, with the proceeds of any distribution received by AR Prime from Prime prior to such closing. The Prime Loan is secured by AR Prime’s interest in the Prime Interest. Upon the closing, the Common Units and Preferred Units issued to AR Prime will replace the Prime Interest as the security for the Prime Loan. Also, upon the closing, the Company will make an additional loan to AR Prime, on the same terms and conditions as the Prime Loan, in the principal amount equal to 90% of the Adjustment Amount. This additional loan made at closing on March 30, 2009 was approximately $1.7 million.

Subsequent to June 26, 2008, AR Prime received a distribution from Prime of $1.0 million. As per the Prime Loan provisions, AR Prime repaid $1.0 million of the principal portion of the Prime Loan. As of December 31, 2008, the note receivable principal balance due from AR Prime is $48.5 million and the

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

6. Notes Receivable  – (continued)

accrued interest related to this loan is $1.0 million and are included in note receivable, related party and interest receivable from related parties, respectively in the consolidated balance sheet.

7. Marketable Securities and Fair Value Measurements

As summary of marketable securities as of as of December 31, 2008 and 2007 is as follows.

	As of
	December 31, 2008	December 31, 2007
Equity Securities, primarily REITs	$1,794,065	$10,752,910
Corporate bonds	9,656,500	—
Marketable Securities – available for sale	$11,450,565	$10,752,910

During the year ended December 31, 2008, the Company recorded a write-down of $9.8 million, of which $9.7 million and $0.1 million was recorded during the quarters ended September 30, 2008 and December 31, 2008, respectively, compared to $0 for the year ended December 31, 2007 for other than temporary declines on certain available-for-sale securities, which are included in Other than temporary impairment — marketable securities on the consolidated statement of operations. The Company’s marketable securities and the overall REIT market experienced significant declines during 2008, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary. During 2008, subsequent to the Company recording the other than temporary impairment, the Company sold one of the securities for a loss of $1.8 million. This loss was reflected in the impairment charge of $9.8 million.

At December 31, 2008 and 2007, the Company has included $4.2 million and $1.2 million of net unrealized losses in accumulated other comprehensive loss, respectively.

The following is a summary of the Company’s available for sale securities at December 31, 2008 and 2007:

As of December 31, 2008	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$9,508,760	$147,740	$9,656,500
Equity Securities, primarily REITs	6,154,259	(4,360,194)	1,794,065
Total Marketable Securities – available for sale	$15,663,019	$(4,212,454)	$11,450,565

As of December 31, 2007	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Equity Securities, primarily REITs	$11,952,188	$(1,199,278)	$10,752,910

The Company has two corporate bonds outstanding as of December 31, 2008. One bond valued at $4.9 million matures on August 1, 2009 and the other bond valued at $4.7 million is callable on June 16, 2009 and has a maturity date of December 31, 2037.

Fair Value Measurements

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

7. Marketable Securities and Fair Value Measurements  – (continued)

unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	Fair Value Measurement Using			Total
As of December 31, 2008	Level 1	Level 2	Level 3
Corporate bonds	$9,656,500	$—	$—	$9,656,500
Equity Securities, primarily REITs	1,794,065	$—	$—	$1,794,065
Total Marketable securities – available for sale	$11,450,565	$—	$—	$11,450,565

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

8. Accounts Payable and Accrued Expenses

A summary of accounts payable and accrued expenses as of as of December 31, 2008 and 2007 is as follows.

	As of December 31,
	2008	2007
Mortgage Interest payable	$958,171	$960,318
Accrued construction in process payable	1,160,972	—
Accrued acquisiton fees	607,835	—
Accrued Real Estate and other taxes	1,145,364	1,102,487
Due to affiliates	1,062,828	974,557
Accounts payable and other accrued expenses	3,583,105	2,774,173
Total accounts payable and accrued expenses	$8,518,275	$5,811,535

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

9. Mortgages Payable

Mortgages payable, totaling approximately $239.2 million and $237.6 million at December 31, 2008 and 2007, respectively, consists of the following:

	Interest Rate	Maturity Date	Amount Due at Maturity	Loan Amount as of
Property				December 31, 2008	December 31, 2007
St. Augustine	6.09%	April 2016	$23,747,523	$26,738,211	$27,051,571
Southeastern Michigan Multi Family Properties	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 1.75%	April 2009	11,729,489	11,986,971	10,040,000
Camden Multi Family Properties – (Five Individual Loans)	5.44%	December 2014	74,955,771	79,268,800	79,268,800
Total mortgage obligations			$223,711,510	$239,243,982	$237,610,371

LIBOR at December 31, 2008 and 2007 was 0.43625% and 4.60%, respectively. Monthly installments of principal and interest are required throughout the remainder of its stated term for the St. Augustine loan and the Houston Extended Stay Hotels loans. Monthly installments of interest only are required through the first 60 months (through July 2011) for the Southeastern Michigan multi-family properties, through the first 60 months (through November 2012) for the Oakview Plaza loan, through the first 60 months (through March 2012) for the Gulf Coast Industrial Portfolio loan, and through the first 48 months (through December 2010) for the Camden Multi-Family properties’ loans and monthly installments of principal and interest are required throughout the remainder of its stated term. Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at December 31, 2008:

2009	2010	2011	2012	2013	Thereafter	Total
$12,325,023	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$239,243,982

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.8 million were held in restricted escrow accounts at December 31, 2008. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

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

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 — Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million, which includes up to an additional $2.8 million of renovation proceeds which will

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

9. Mortgages Payable  – (continued)

be borrowed as the renovation proceeds. The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan matured on October 16, 2008 and the Company exercised its 6-month extension option, as described above. During the extension period, monthly installments of principal and interest payments are due. Principal payments will be equal to the principal component of an amortization of the principal of the loan on the basis of an assumed interest rate of 8.0% per annum on a 360 months term. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2009. The Company intends to repay or refinance this loan upon its maturity in April of 2009. The mortgage loan is secured by the Hotels and will be nonrecourse to the Company. The weighted average interest rate related to this variable interest rate loan for year ended December 31, 2008 was 4.49%.

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

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine; Houston extended stay hotels, Gulf Coast Industrial Portfolio and Southeastern Michigan multifamily properties. The Company was in compliance with its financial covenants at December 31, 2008.

Interest costs capitalized related to the renovation and expansion projects during the years ended December 31, 2008 and 2007 amounted to $824,981 and $28,383, respectively.

10. Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas Location. The loan allowed the Company to draw up to $8.2 million, and requires monthly installments of interest only through the first 12 months and bears interest at the greater of 6.75% or 150 basis points (1.5%) in excess of LIBOR. For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term. The loan is secured by acquired real estate and is guaranteed by the Company. The balance at December 31, 2008 and 2007 was $7.4 million and $5.8 million, respectively. The construction phase of the loan matured on December 4, 2008. The Company exercised its right to convert the loan from the construction phase to the term phase. The term phase of the loan matures on December 4, 2009. The weighted average interest rate for year ended December 31, 2008 was 6.90%.

The agreement also required the Company to obtain an interest rate cap of LIBOR at 6.0% for the term of the loan. Due to the fact that interest rates during 2008 and 2007 were below the 6.0% interest rate cap, the interest rate cap had a zero fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

11. Intangible Assets

At December 31, 2008 and 2007, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets as of December 31, 2008 and December 31, 2007:

	At December 31, 2008			At December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired in-place lease intangibles	$2,990,772	$(1,849,234)	$1,141,538	$4,628,921	$(2,646,629)	$1,982,292
Acquired above market lease intangibles	1,150,659	(710,720)	439,939	1,203,902	(373,175)	830,727
Acquired leasing costs	1,527,840	(832,824)	695,016	1,758,805	(605,093)	1,153,712
Acquired below market lease intangibles	(3,462,455)	2,258,021	(1,204,434)	(4,266,726)	1,874,843	(2,391,883)

During 2008, the Company wrote off fully amortized acquired intangible assets of approximately $2.7 million resulting in a reduction of cost and accumulated amortization of intangible assets at December 31, 2008 compared to the December 31, 2007. There were no additions during 2008.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at December 31, 2008:

Amortization of:	2009	2010	2011	2012	2013	Thereafter	Total
Acquired above market lease value	$202,726	$97,974	$53,943	$23,379	$14,425	$47,492	$439,939
Acquired below market lease value	(554,504)	(264,968)	(125,966)	(87,922)	(86,625)	(84,449)	(1,204,434)
Projected future net rental income increase	$(351,778)	$(166,994)	$(72,023)	$(64,543)	$(72,200)	$(36,957)	$(764,495)

Amortization benefit of acquired above and below market lease values is included in total revenues in our statement of operations was $0.8 million, $0.6 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at December 31, 2008:

Amortization of:	2009	2010	2011	2012	2013	Thereafter	Total
Acquired in-place leases value	$500,573	$222,620	$111,900	$72,871	$66,883	$166,691	$1,141,538
Acquired leasing costs value	282,161	143,566	80,977	46,641	41,219	100,452	695,016
Projected future amortization expense	$782,734	$366,186	$192,877	$119,512	$108,102	$267,143	$1,836,554

Actual total amortization expense included in depreciation and amortization expense in our statement of operations was $1.4 million, $1.9 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12. Distributions Payable

As of December 31, 2008, the Company paid all dividends declared through December 31, 2008.

On September 24, 2007, the Company’s Board of Directors declared a dividend for the three-month period ending December 31, 2007. The dividend was calculated based on stockholders of record each day

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

12. Distributions Payable  – (continued)

during this period at a rate of $0.0019178 per day. If paid each day for a 365-day period, the dividend represented a 7.0 percent annualized rate based on a share price of $10.00. The dividend in the amount of $2.2 million was paid in full in January 2008 using a combination of cash ($1.3 million), and pursuant to the Company’s Distribution Reinvestment Program, shares of the Company’s stock at a discounted price of $9.50 per share ($0.9 million). On September 24, 2007, the Company’s Board of Directors also declared dividends for its special general partner interests. The distribution for the fourth quarter 2007 in the amount of $0.2 million was included in distributions payable at December 31, 2007 and was paid in January 2008.

13. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of December 31, 2008 and 2007, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

13. Stockholder’s Equity  – (continued)

which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 31.0 million and 13.6 million shares of common stock outstanding as of December 31, 2008 and 2007, respectively.

Dividends

The Board of Directors of the Company declared a dividend for each quarter in 2008, 2007, and 2006 and for the quarter ending March 31, 2009. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. Total dividends declared during year ended December 31, 2008, 2007 and 2006 were $9.9 million, $7.1 million and $1.1 million, respectively.

On January 8, 2009, the Company’s Board of Directors declared the dividend for the three-month period ending December 31, 2008 of $5.5 million. The dividend was paid during January 2009 using a combination of cash ($3.1 million), and shares ($2.4 million) which represents approximately 251,337 shares of the Company’s common shares issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

On March 30, 2009, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2009 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2009.

The amount of dividends to be distributed to stockholders in the future will be determined by the Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Stock-Based Compensation

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

The Lightstone REIT’s stock option plan provides for the automatic grant of a nonqualified stock option to each of the Lightstone REIT’s independent directors, without any further action by the board of directors or the stockholders, to purchase 3,000 shares of the Lightstone REIT’s common stock on the date of each annual stockholders meeting. At our annual stockholder meeting in July 2007 and August 2008, options were granted to each of our three independent directors. As of December 31, 2008 and 2007, options to purchase 18,000 and 9,000 shares of stock, respectively, were outstanding, none of which are fully vested, at an exercise price of $10 per share. During the year ended December 31, 2008 and 2007, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan will be fixed at $10 per share until the termination of the Lightstone REIT’s initial public offering which occurred in October 2008, and

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

13. Stockholder’s Equity  – (continued)

thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. Notwithstanding any other provisions of the Lightstone REIT’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FAS No. 123(R), Share-Based Payment (FAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has applied the modified prospective method of adoption, under which prior periods are not restated for comparative purposes. Under the modified prospective method, FAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. There were no options grants prior to 2007, and as such, there was no compensation expense recognized prior to 2007. The compensation expense included in general and administrative expenses for the year ended December 31, 2008 and 2007, was insignificant. Stock-based compensation is classified within general and administrative expense in the consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures, which is an immaterial adjustment. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

14. Related Party Transactions

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

14. Related Party Transactions  – (continued)

Fees	Amount
Reimbursement of Offering Expenses	Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, up to $30 million based upon maximum offering of 30 million shares. The Lightstone REIT will sell a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to offset such costs.
Acquisition Fee	The Advisor will be paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Lightstone REIT anticipates that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.
Property Management – Residential/Retail/ Hospitality	The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Lightstone REIT may pay the Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Property Management – Office/Industrial	The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.55% of the Lightstone REIT’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

14. Related Party Transactions  – (continued)

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased special General partner interests in the Operating Partnership. These special general partner interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the year ended December 31, 2008, distributions of $1.0 million were declared and paid. Distributions of $0.7 million were declared and $0.5 million were paid during the year ended December 31, 2007. The distribution for the fourth quarter 2008 was declared in January 2009 in the amount of $0.5 million. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2008 and will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

14. Related Party Transactions  – (continued)

Operating Stage Distributions	Amount of Distribution
Returns in Excess of12%	After the 12% return threshold is realized by stockholders and Lightstone SLP, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

Liquidating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.
12% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.
Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The Lightstone REIT pursuant to the related party arrangements described above has recorded the following amounts the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Acquisition fees	$2,336,565	$6,551,896	$2,771,992
Asset management fees	2,203,563	1,033,371	274,724
Property management fees	1,783,275	1,057,272	328,532
Acquisition expenses reimbursed to Advisor	1,265,528	635,848	—
Development fees	932,783	71,901	—
Leasing commissions	1,001,324	176,041	33,706
Total	$9,523,038	$9,526,329	$3,408,954

In July of 2007, the Company purchased a $16.0 million certificate of deposit with an affiliate of the Advisor. The certificate of deposit matured in less than three months, and earned interest at 10 percent. The Company redeemed the certificate of deposit in September of 2007, and has included $0.3 million in interest income from this investment.

See Notes 4, 5 and 6 for other related party transactions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

15. Impairment of Long-Lived Assets

For the year ended December 31, 2008, the Company recorded an asset impairment charge of $4.9 million primarily related to impairment on one its industrial properties located in Sarasota, Florida. The Company identified certain indicators of impairment related to this property such as the property is currently vacate and is experiencing negative cash flows and the difficulty in leasing space. The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, the Company has recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair values within the accompanying consolidated statement of operations. For the years ended December 31, 2007 and 2006, the Company did not record an impairment charge.

16. Leases

As of December 31, 2008, the approximate fixed future minimum rental from the Company’s commercial real estate properties, are as follows:

2009	2010	2011	2012	2013	Thereafter	Total
$12,342,362	$9,466,244	$7,320,928	$5,953,428	$4,988,647	$18,571,755	$58,643,364

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

17. Segment Information

The Company currently operates in four business segments as of December 31, 2008: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2008, 2007 and 2006 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2008, 2007 and 2006. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

17. Segment Information  – (continued)

Selected results of operations for the years ended December 31, 2008, 2007 and 2006, and total assets as of December 31, 2008, 2007 and 2008 regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2008
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$8,812,248	$20,304,214	$8,054,802	$3,966,838	$—	$41,138,102
Property operating expenses	3,197,470	9,988,742	2,346,680	2,223,287	—	17,756,179
Real estate taxes	999,531	2,053,246	921,537	213,828	—	4,188,142
General and administrative costs	39,394	1,117,206	108,283	35,704	11,029,054	12,329,641
Net operating income (loss)	4,575,853	7,145,020	4,678,302	1,494,019	(11,029,054)	6,864,140
Depreciation and amortization	2,616,341	2,978,312	2,923,096	423,404	—	8,941,153
Impairment of long lived assets and loss on disposal	—	—	4,866,437	—	—	4,866,437
Operating income (loss)	$1,959,512	$4,166,708	$(3,111,231)	$1,070,615	$(11,029,054)	$(6,943,450)
Total purchases of investment property	$30,009,704	$406,166	$1,427,859	$2,398,016	$—	$34,241,745
As of December 31, 2008:
Total Assets	$107,410,907	$142,329,673	$73,794,036	$18,669,330	$159,605,294	$501,809,240

	For the Year Ended December 31, 2007
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$7,947,533	$9,807,211	$7,530,709	$536,342	$—	$25,821,795
Property operating expenses	2,735,067	4,375,567	1,805,789	607,439	—	9,523,862
Real estate taxes	949,572	1,056,977	698,489	34,828	—	2,739,866
General and administrative costs	6,205	252,591	5,919	1,568	3,444,080	3,710,363
Net operating income	4,256,689	4,122,076	5,020,512	(107,493)	(3,444,080)	9,847,704
Depreciation and amortization	2,210,951	1,306,107	2,579,386	66,993	—	6,163,437
Impairment of long lived assets and loss on disposal	—	—	—	—	—	—
Operating income (loss)	$2,045,738	$2,815,969	$2,441,126	$(174,486)	$(3,444,080)	$3,684,267
Total purchases of investment property	$11,983,102	$96,039,586	$77,223,815	$15,839,147	$—	$201,085,650
As of December 31, 2007:
Total Assets	$79,721,597	$146,012,732	$80,552,749	$16,668,512	$46,745,764	$369,701,354

	For the Year Ended December 31, 2006
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total Revenues	$4,283,221	$4,155,467	$—	$—	$—	$8,438,688
Property operating expenses	1,666,335	1,967,184				3,633,519
Real estate taxes	400,968	481,244	—	—	—	882,212
General and administrative costs	—	—	—	—	808,502	808,502
Net operating income	2,215,918	1,707,039	—	—	(808,502)	3,114,455
Depreciation and amortization	1,279,376	1,395,443	—	—	—	2,674,819
Impairment of long lived assets and loss on disposal	—	—	—	—	—	—
Operating income (loss)	$936,542	$311,596	$—	$—	$(808,502)	$439,636
Total purchases of investment property	$60,475,337	$43,644,740	$—	$—	$—	$104,120,077
As of December 31, 2006:
Total Assets	$67,390,609	$44,418,280	$—	$—	$28,899,328	$140,708,217

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

18. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2008 and 2007:

	2008
	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total revenue	$41,138,102	$11,160,021	$10,266,853	$9,937,419	$9,773,809
Net loss	(28,139,359)	(8,672,966)	(11,186,591)	(6,218,600)	(2,061,202)
Net loss per common share, basic and diluted	$(1.24)	$(0.35)	$(0.44)	$(0.31)	$(0.14)

	2007
	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total revenue	$25,821,795	$8,200,439	$6,158,610	$6,113,114	$5,349,632
Net loss	(9,242,390)	(543,596)	(1,884,211)	(2,451,828)	(4,362,755)
Net loss per common share, basic and diluted	$(1.01)	$(0.04)	$(0.17)	$(0.32)	$(0.86)

19. Commitments and Contingencies

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

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“Mezz II”), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property”). Mezz II is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

The Sublease Interest was acquired pursuant to a Sale and Purchase of Leasehold Agreement with Gettinger Associates, L.P. (“Gettinger”). In July 2006, Abraham Kamber Company, as Sublessor under the sublease (“Sublessor”), served two notices of default on Gettinger (the “Default Notices”). The first alleged

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

19. Commitments and Contingencies  – (continued)

that Gettinger had failed to satisfy its obligations in performing certain renovations and the second asserted numerous defaults relating to Gettinger's purported failure to maintain the Office Property in compliance with its contractual obligations.

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”). Pursuant to that loan agreement, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509. Because Lehman did not honor October 2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a motion dated February 6, 2009 in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies. That motion has been consensually adjourned while the parties attempt to resolve the dispute and has not yet been heard by the Bankruptcy Court.

The requested funds will be used to pay for building improvements and tenant build-outs at the Office Property, and Office Owner has also given notice to Lehman that it reserves all rights and claims it may have against Lehman for damages arising from the consequences of Lehman’s failure to honor its funding commitments.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Tax Protection Agreement

In connection with the contribution of the Mill Run Interest (see Note 4) and the POAC Interest (See Note 5), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ and AR Prime (collectively, the “Contributors”), each dated as of June 26, 2008. Under these Tax Protection

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

19. Commitments and Contingencies  – (continued)

Agreements, the Operating Partnership is required to indemnify each of Arbor JRM and Arbor CJ with respect to the Mill Run Properties, and AR Prime, with respect to the POAC Properties, for a period of five years from June 26, 2008 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM and Arbor CJ, on the one hand, or AR Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $11,600,000, $241,000, and $59,000,000 to each of Arbor JRM, Arbor CJ and AR Prime, respectively.

Each Tax Protection Agreement imposes certain restrictions upon the Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could result in taxable income or gain to the Contributors. The Operating Partnership may not dispose or transfer any Mill Run Property or any POAC Property without first proving that the Operating Partnership possesses the requisite liquidity, including the proceeds from any such transaction, to make any payments that would come due pursuant to the Tax Protection Agreement. However, the Operating Partnership may take the following actions: (i) (A) as to the POAC Properties, commencing with the period one year following the date of the Tax Protection Agreement, or as may be extended if the contribution of the POAC Interest does not occur by February 26, 2009 (the extension is the number of days between February 26, 2009 and the date of actual contribution), the Operating Partnership can sell on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent (10%) or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent (10%) value not sold can be applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent (10%) test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property known by Design Outlet Center; and (ii) the Operating Partnership can enter into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm stating that it is “more likely than not” that the transaction will not give rise to current taxable income or gain.

20. Subsequent Events

On March 30, 2009, the Company, through its Operating Partnership and as general partner of the Operating Partnership, consummated its transaction with AR Prime to acquire a 25% membership interest in Prime. See Note 6 for further discussion. In exchange for the Prime Interest, the Operating Partnership issued to AR Prime (i) 284,209 Common Units, valued at the closing at $2,842,095, and 53,146 Series A Preferred Units, with an aggregate liquidation preference of $53,146,316. The acquisition price for the Prime Interest is approximately $356 million, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the Prime properties (18 retail outlet malls and two development projects).

In addition, in connection with the transfer of the POAC Interest, on March 30, 2009, the Company made an additional loan to AR Prime in the principal amount of $1,657,708 (the “Additional Prime Loan”) evidenced by a Promissory Note dated March 30, 2009 (the “Additional Prime Note”). The terms of the Additional Prime Loan and the Additional Prime Note are substantially identical to the Prime Loan and the

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

20. Subsequent Events – (continued)

Prime Note. As security for the Prime Loan and the Additional Prime Loan, on March 30, 2009, pursuant to a Pledge Agreement dated as of such date, AR Prime pledged to the Company all of Common Units and Series A Preferred Units issued to AR Prime in exchange for the Prime Interest.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008

		Initial Cost (A)			Gross Amount at Which Carried at End of Period
	Encumbrance	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)
Belz Factory Outlet St. Augustine, FL	$26,738,211	$5,384,290	$22,374,795	$5,389,517	$5,384,290	$27,764,312	$33,148,602	$(2,036,431)	3/29/2006	(D)
Belz Factory Outlet Expansion St. Augustine, FL	—	5,821,990	19,728,279	—	5,821,990	19,728,279	25,550,269	(98,297)	10/2/2007	(D)
Four Residential Communities Southeastern Michigan	40,725,000	8,051,125	34,297,538	455,149	8,116,520	34,687,292	42,803,812	(2,210,899)	6/29/2006	(D)
Oakview Plaza Omaha, Nebraska	27,500,000	6,705,942	25,462,968	615,245	7,355,942	25,428,213	32,784,155	(1,573,419)	12/21/2006	(D)
Gulfcoast Industrial Portfolio
New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	53,025,000	12,767,476	51,648,719	1,242,153	12,767,476	52,890,872	65,658,348	(3,475,221)	2/1/2007	(D)
Brazos Crossing Lake Jackson, Texas	7,416,941	1,688,326	4,337,962	2,227,918	1,688,326	6,565,880	8,254,206	(263,493)	6/29/2007	(D)
Houston ES Hotels Houston, Texas	11,986,971	1,900,546	14,359,818	318,158	1,904,161	14,674,362	16,578,523	(432,340)	10/17/2007	(D)
Sarasota Sarasota, Florida	—	2,000,000	11,291,586	35,977	2,000,000	11,327,563	13,327,563	(4,961,892)	11/15/2007	(D)
Camden Apartments Tampa, Florida	79,268,800	19,976,387	79,905,549	318,679	20,011,919	80,188,696	100,200,615	(2,235,250)	11/16/2007	(D)
Total	$246,660,923	$64,296,082	$263,407,214	$10,602,796	$65,050,624	$273,255,469	$338,306,093	$(17,287,242)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2008	2007	2006
Balance at beginning of year	$302,253,182	$102,358,472	$—
Purchases of investment properties	36,052,911	201,484,789	104,093,295
Acquired in-place lease intangibles	—	(1,461,731)	(3,167,190)
Acquired in-place lease intangibles (commissions)	—	(903,919)	(677,245)
Acquired above market lease intangibles	—	(526,657)	(854,886)
Acquired below market lease intangibles	—	1,302,228	2,964,498
Balance at end of year	$338,306,093	$302,253,182	$102,358,472

(C) Reconciliation of accumulated depreciation, note amortization is not included for purposes of this disclosure:

	For the Years Ended Decmeber 31,
	2008	2007	2006
Balance at beginning of period	$5,455,550	$1,184,590	$—
Depreciation expense	7,421,450	4,298,367	1,184,590
Impairment charge(1)	4,550,795
Disposals	(140,553)	(27,407)	—
Balance at end of period	$17,287,242	$5,455,550	$1,184,590

(1)	For the year ended December 31, 2008, the Company recorded an asset impairment charge of $4.6 million primarily related to impairment on one our industrial properties located in Sarasota, Florida. We identified certain indicators of impairment related to this property such as the property is currently vacate and is experiencing negative cash flows and the difficulty in leasing space. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, we recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair values within the accompanying consolidated statement of operations.

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 39 years
Tenant improvements and equipment	5 – 10 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2008.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2008, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.  Our Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table presents certain information as of March 13, 2009 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	48	Chief Executive Officer, President and Chairman of the Board of Directors	2009	2004
Edwin J. Glickman	76	Director	2009	2005
George R. Whittemore	59	Director	2009	2006
Shawn R. Tominus	49	Director	2009	2006
Bruno de Vinck	63	Chief Operating Officer, Senior Vice President, Secretary and Director	2009	2005

David Lichtenstein is the Chairman of our board of directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Since 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of the The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Extended Stay Hotels and Prime Retail, both private companies. Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT.

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

George R. Whittemore is one of our independent directors. Mr. Whittemore also serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank & Trust in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

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

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is a Senior Vice President with the Lightstone Group, and has been employed by Lightstone since April 1994. Mr. de Vinck is also presently a Director of the privately held Park Avenue Bank, and Extended Stay Hotels, as well as Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.

Executive Officers

The following table presents certain information as of March 13, 2009 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	48	Chief Executive Officer, President and Chairman of the Board of Directors
Bruno de Vinck	62	Chief Operating Officer, Senior Vice President, Secretary and Director
Stephen Hamrick	56	President
Joseph Teichman	35	General Counsel
Donna Brandin	51	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

Stephen H. Hamrick is our President and the President and CEO of our affiliated dealer-manager. Mr. Hamrick previously served as our Vice President of Investor Relations. Mr. Hamrick is also the Vice President of our advisor. Prior to joining Lightstone Securities LLC in July of 2006, Mr. Hamrick served five years as President of Carey Financial Corporation and Managing Director of W.P. Carey & Co. Mr. Hamrick is a member of the Committee on Securities for the American Stock Exchange and The Board of Trustees of The Saratoga Group of Funds. In the 1990s, Mr. Hamrick developed an electronic trading business utilized by the institutional customers of Cantor Fitzgerald, including brokerage firms and banks, to trade privately held securities; spent two years as CEO of a full-service, investment brokerage business at Wall Street Investor Services, where he executed a turnaround strategy and the ultimate sale of that business; and served as Chairman of Duroplas Corporation, a development stage company building on proprietary technology that enables the production of thermoplastic compounds. From 1988 until 1994, Mr. Hamrick headed up Private Investments at PaineWebber Incorporated and was a member of the firm’s Management Council. From 1975 until joining PaineWebber, he was associated with E.F. Hutton & Company, holding positions ranging from Account Executive to National Director of Private Placements. Mr. Hamrick has served on the Listings Panel for NASDAQ, as Chairman of the Securities Industry Association’s Direct Investment Committee and as Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of our Advisor and Sponsor as well as director of Extended Stay Hotels, a private company. Prior to joining us in January 2007, Mr. Teichman had been an Associate with Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman was admitted to the Bar in the State of New York after having earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. in Talmudic Law from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer of our advisor and our sponsor. Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin spent over three years as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country. Prior to Equity Residential, Ms. Brandin was the Senior Vice President and Treasurer of Cardinal Health, Inc. Prior to 2000, Ms. Brandin held the Assistant Treasurer roles at Campbell Soup for two years and Emerson Electric Company for seven years. Prior to Emerson, Ms. Brandin spent 10 years at Peabody Holding Company as manager of financial reporting and the director of planning and analysis. Ms. Brandin earned her Masters in Finance at St. Louis University in Missouri and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2008, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2008, with the exception of those reports disclosed herein. During the fiscal year ended December 31, 2008, Mr. de Vinck inadvertently failed to file on a timely basis to file on a timely basis two Form 4s, each of which reported a single transaction. A late Form 4 was filed with the SEC.

Information Regarding Audit Committee

Our Board established an audit committee in April 2005. The charter of audit committee is available at www.lightstonereit.com or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Executive Officers

The following table presents certain information as of March 13, 2009 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT
David Lichtenstein	20,000	0.1%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	5,470	0.0%
Donna Brandin	—	—
Joseph Teichman	—	—
Stephen Hamrick	10,000	0.0%
Our directors and executive officers as a group (9 persons)	35,470	0.1%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan will be fixed at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. At our annual stockholder meeting in July 2007 and August 2008, options were granted to each of our three independent directors. As of December 31, 2008, options to purchase 18,000 shares of stock were outstanding, none of which are fully vested, at an exercise price of $10 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2008:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	18,000	$10.00	57,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	18,000	$10.00	57,000

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

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Property management fees	$1,783,275	$1,057,272	$328,532
Development fees	932,783	71,901	—
Leasing commissions	1,001,324	176,041	33,706
Total	$3,717,382	$1,305,214	$362,238

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

We will pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. . We have recorded the following amounts related to the Advisor for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Acquisition fees	$2,336,565	$6,551,896	$2,771,992
Asset management fees	2,203,563	1,033,371	274,724
Acquisition expenses reimbursed to Advisor	1,265,528	635,848	—
Total	$5,805,656	$8,221,115	$3,046,716

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued and will continue to issue special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incur in connection with our organization and the offering of our common stock. As of December 31, 2008, 2007 and 2006, Lightstone SLP, LLC had contributed $23.0 million, $13.0 million and $4.3 million, respectively to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Item 14. Principal Accountant Fees and Services

Amper, Politziner & Mattia LLP audited our financial statements for the year ended December 31, 2008 and 2007. Amper, Politziner & Mattia LLP report directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Lightstone REIT for the year ended December 31, 2007 and 2006 by the Lightstone REIT’s principal accounting firm of Amper, Politziner & Mattia LLP:

	2008	2007
Audit Fees(a)	$199,500	$215,300
Audit-Related Fees(b)	58,925	7,750
Tax Fees(c)	—	0
All Other Fees(d)	204,750	0
Total Fees	$463,175	$223,050

(a)	Fees for audit services in 2008 and 2007 consisted of the audit of the Lightstone REIT’s annual financial statements, and reviews of the Lightstone REIT’s quarterly financial statements.
(b)	Fees for audit-related services in 2008 related to registration statement consents and additional audit procedures on our investment in the Mill Run LLC (see note 4 of notes to consolidated financial statements).
(c)	There were no fees for tax services billed in 2008 and 2007.
(d)	Fees under all other fees in 2008 relate to a three year audit of Prime Outlet Acquisition Company. (see note 5 of notes to consolidated financial statements). There were no fees for other services billed in 2007.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited financial statements as of and for the year ended December 31, 2008.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.

Item 15. Exhibits and Financial Statement Schedules

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit No.	Description
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association
10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

Exhibit No.	Description
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale

Exhibit No.	Description
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46#	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.
10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.
10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).
10.50###	Consolidated Financial Statements for 1407 Broadway Mezz II, LLC and Subsidiaries as of December 31, 2007.
10.51####	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52###	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53####	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54####	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55####	First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LLC
10.56####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1###	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007
+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007
#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.
###	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007.
####	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Quarterly Report on Form 10-Q For The Quarter Ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Date: March 31, 2009	By: /s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2009
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2009
/s/ Bruno de Vinck Bruno de Vinck	Director	March 31, 2009
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 31, 2009
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 31, 2009
/s/ George R. Whittemore George R. Whittemore	Director	March 31, 2009