Form 10-Q
period 2009-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2009-05-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☐  No ☑

As of May 6, 2009, there were 31.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

INDEX

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Investment property:
Land	$65,064,246	$65,050,624
Building	275,988,446	273,255,468
Construction in progress	1,096,835	3,318,021

Gross investment property	342,149,527	341,624,113
Less accumulated depreciation	(19,210,926)	(17,287,242)
Net investment property	322,938,601	324,336,871

Investments in unconsolidated affiliated real estate entities	89,132,354	21,375,908
Investment in affiliate, at cost	9,533,334	10,150,000
Cash and cash equivalents	51,570,663	66,106,067
Marketable securities	10,804,102	11,450,565
Restricted escrows	7,411,360	7,773,705
Tenant accounts receivable	1,611,014	2,073,756
Other accounts receivable, primarily escrow receivable	128,523	1,238,894
Note receivable, related party	-	48,500,000
Acquired in-place lease intangibles (net of accumulated amortization of $1,904,683 and $1,849,234, respectively)	989,929	1,141,538
Acquired above market lease intangibles (net of accumulated amortization of $768,206 and $710,720, respectively)	379,871	439,939
Deferred intangible leasing costs (net of accumulated amortization of $870,133 and $832,824, respectively)	604,661	695,016
Deferred leasing costs (net of accumulated amortization of $201,649 and $158,792, respectively)	1,069,354	1,019,225
Deferred financing costs (net of accumulated amortization of $743,237 and $634,612, respectively)	1,649,335	1,723,093
Interest receivable from related parties	485,388	1,815,279
Prepaid expenses and other assets	2,862,770	1,969,384

Total Assets	$501,171,259	$501,809,240

Liabilities and Equity
Mortgage payable	$238,962,204	$239,243,982
Note payable	7,397,442	7,416,941
Accounts payable and accrued expenses	5,883,516	8,518,275
Due to sponsor	633,920	1,145,890
Tenant allowances and deposits payable	2,216,263	5,673,760
Distributions payable	5,365,225	-
Prepaid rental revenues	1,217,704	978,648
Acquired below market lease intangibles (net of accumulated amortization of $2,356,443 and $2,258,021, respectively)	1,040,198	1,204,434

Total Liabilites	262,716,472	264,181,930

Commitments and contingencies

Equity
Company's stockholders' equity:

Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized, 31,116,630 and 30,985,544 shares issued and outstanding, respectively	311,166	309,855
Additional paid-in-capital	276,833,301	275,589,300
Accumulated other comprehensive loss	(4,856,334)	(4,212,454)
Accumulated distributions in addition to net loss	(68,741,469)	(57,173,374)
Total Company's stockholder’s equity	203,546,664	214,513,327

Noncontrolling interests	34,908,123	23,113,983

Total Equity	238,454,787	237,627,310

Total Liabilities and Equity	$501,171,259	$501,809,240

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues:
Rental income	$9,177,390	$8,704,282
Tenant recovery income	1,276,709	1,069,527

Total revenues	10,454,099	9,773,809

Expenses:
Property operating expenses	4,013,088	4,116,309
Real estate taxes	1,127,787	1,038,193
General and administrative costs	1,500,819	1,036,216
Depreciation and amortization	2,417,090	2,160,570

Total operating expenses	9,058,784	8,351,288

Operating income	1,395,315	1,422,521

Other income, net	178,614	146,091
Interest income	1,091,501	884,597
Interest expense	(3,532,670)	(3,571,978)
Income/(loss) from investments in unconsolidated affiliated real estate entities	108,936	(942,488)

Net loss	(758,304)	(2,061,257)

Less: net loss attributable to noncontrolling interests	3,019	55

Net loss attributable to Company's common shares	$(755,285)	$(2,061,202)

Net loss per Company's common share, basic and diluted	$(0.02)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	31,109,274	15,239,189

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Company's Stockholders
	Preferred Shares		Common Shares			Accumulated	Accumulated
					Additional	Other	Distributions in	Total
	Preferred		Common		Paid-In	Comprehensive	Excess of Net	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Loss	Interests	Equity
BALANCE, December 31, 2008	-	$-	30,985,544	$309,855	$275,589,300	$(4,212,454)	$(57,173,374)	$23,113,983	$237,627,310

Comprehensive loss:
Net loss	-	-	-	-	-	-	(755,285)	(3,019)	(758,304)
Unrealized loss on available for sale securities	-	-	-	-	-	(643,880)	-	(2,584)	(646,464)
Total comprehensive loss									(1,404,768)

Distributions declared	-	-	-	-	-	-	(10,812,810)	-	(10,812,810)

Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(1,013,494)	(1,013,494)
Proceeds from special general parnter interest units	-	-	-	-	-	-	-	6,982,534	6,982,534

Redemption and cancellation of shares			(120,224)	(1,202)	(1,140,930)			-	(1,142,132)
Shares issued from distribution reinvestment program	-	-	251,310	2,513	2,384,931	-	-	-	2,387,444

Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	55,988,411	55,988,411
Note receivable secured by noncontrolling interest units	-	-	-	-	-	-	-	(50,157,708)	(50,157,708)
BALANCE, March 31, 2009	-	$-	31,116,630	$311,166	$276,833,301	$(4,856,334)	$(68,741,469)	$34,908,123	$238,454,787

The Company’s notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758,304)	$(2,061,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,276,397	2,006,747
Amortization of deferred financing costs	96,669	119,542
Amortization of deferred leasing costs	140,693	153,823
Amortization of above and below-market lease intangibles	(104,167)	(231,718)
Equity in (income)/loss from investments in unconsolidated affiliated real estate entities	(108,936)	942,488
Provision for bad debts	356,838	176,974
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	544,816	286,866
Increase/(decrease) in tenant and other accounts receivable	1,216,275	(410,772)
Increase in tenant allowance and security deposits payable	3,794	6,825
(Decrease)/increase in accounts payable and accrued expenses	(2,669,104)	135,645
(Decrease)/increase in due to sponsor	(511,970)	238,111
Increase/(decrease) in prepaid rents	239,056	(113,722)
Net cash provided by operating activities	722,057	1,249,552

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(4,032,081)	(2,692,071)
Purchase of marketable securities	-	(4,055,794)
Distribution from investments in unconsolidated affiliate	616,666	-
Purchase of investment in unconsolidated affiliated real estate entity	(11,989,263)	-
Funding of restricted escrows	362,345	(99,956)
Net cash used in investing activities	(15,042,333)	(6,847,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	685,561
Proceeds from notes payable	-	561,084
Mortgage payments	(301,276)	(78,785)
Payment of loan fees and expenses	(22,911)	(6,071)
Proceeds from issuance of common stock	-	36,544,332
Redemption and cancellation of common stock	(1,142,132)	-
Proceeds from issuance of special general partnership units	6,982,534	3,716,367
Payment of offering costs	-	(3,467,726)
Issuance of note receivable to noncontrolling interest	(1,657,708)	-
Distributions paid to noncontrolling interests	(1,013,494)	(221,308)
Distributions paid to Company's common stockholders	(3,060,141)	(1,353,187)
Net cash (used in) provided by financing activities	(215,128)	36,380,267

Net change in cash and cash equivalents	(14,535,404)	30,781,998
Cash and cash equivalents, beginning of period	66,106,067	29,589,815
Cash and cash equivalents, end of period	$51,570,663	$60,371,813

Cash paid for interest	$3,438,945	$3,416,746
Dividends declared	$10,812,810	$2,923,055
Unrealized loss on available for sale securities	$646,464	$3,580,575
Non cash purchase of investment property	$364,505	$-
Value of shares issued from distribution reinvestment program	$2,387,444	$888,865

Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$55,988,411	$-

The Company’s notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to the Company’s dividend reinvestment plan.   As of March 31, 2009, cumulative gross offering proceeds of approximately $307.3 million, which includes redemptions and $10.1 million of proceeds from the dividend reinvestment plan, have been released to the Lightstone REIT and used for the purchase of a 98.7% general partnership interest in the common units of the Operating Partnership.

Noncontrolling Interest – Partners of Operating Partnership

On July 6, 2004, the Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP, LLC, an affiliate of the Advisor, purchased special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. As of March 31, 2009, the Company has received proceeds of $30.0 million from the sale of SLP Units, of which approximately $7.0 million was received during the three months ended March 31, 2009.

On  June 26,  2008, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) 2,000 Common Units and 380 Series A Preferred Units with an aggregate liquidation preference of $380,000 to Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”) in exchange for a 22.54% membership interest in Mill Run LLC (“Mill Run Interest”) (See Note 3). The total aggregate value of the Common Units and Series A Preferred Units issued by the Operating Partnership in exchange for the Mill Run Interest was $19,600,000.

On March 30, 2009, the Operating Partnership issued (i) 284,209 Common Units and 53,146 Series A Preferred Units with an aggregate liquidation preference of $55,988,411 to AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) in exchange for a 25% membership interest in Prime Outlets Acquisitions Company (“POAC Interest”) (See Note 3).

See Note 12 for further discussion of noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

2007
 The Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Factory Outlet World in St. Augustine, Florida, five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX .

2008
The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run LLC, which consists of two retail properties located in Orlando, Florida.

2009
On March 30, 2009, the Company acquired a 25% interest in Prime Outlets Acquisitions Company which has a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States.

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities has received compensation and fees for services related to the offering and will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities will receive fees during the offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements (See Note 13).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of March 31, 2009, the Company had a 98.7% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year.  The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  For further information, refer to consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.  See Note 5.

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until stays occur.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.3 million and $0.2 million at March 31, 2009 and December 31, 2008, respectively.

Investment in Real Estate

Accounting for Acquisitions

Beginning on January 1, 2009, the Company accounts for acquisitions of Properties in accordance with SFAS No. 141R, “Business Combinations (Revised)”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operation.  Transaction costs incurred related to the Company’s investment in unconsolidated real estate entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt in accordance with SFAS No. 141R, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any.  As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required for the three months ended March 31, 2009. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of the 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through March 31, 2009, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards for Federal income tax purposes through the year ended December 31, 2006. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain the Company’s qualification as a REIT, the Company engages in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, the Company is subject to federal and state income and franchise taxes from these activities.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of March 31, 2009, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage debt and notes payable as of March 31, 2009 was approximately $239.5 million compared to the book value of approximately $246.4 million The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Accounting for Derivative Financial Investments and Hedging Activities.

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

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors.  The Company accounts for the incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.  For the three months ended March 31, 2009 and 2008, the Company had no significant compensation costs related to the incentive award plan.

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

New Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141R which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51”, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  SFAS No. 160, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. The Company adopted SFAS No. 160 on January 1, 2009 and the presentation and disclosure requirements  were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157, Fair Value Measurements to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The Company adopted FAS 157-2 on January 1, 2009 and the adoption  did not have a material effect on the consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF No.  08-6 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of EITF No.  08-6 changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of EITF No. 08-6, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009, under the guidance of EITF No. 08-6, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.  For the three months ended March 31, 2009, the Company capitalized $11.7 million of transaction costs incurred during the period related to its investment in Prime Outlets Acquisitions Company (see Note 3).

In April 2009, FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The FSP will be effective for the Company for the quarter ended June 30, 2009.  The Company is currently evaluating the impact of adopting the FSP.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities as of March 31, 2009 and December 31, 2008 is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	March 31, 2009	December 31, 2008
Prime Outlets Acquistions Company	March 30, 2009	25.00%	$67,655,351	$-
Mill Run LLC	June 26, 2008	22.54%	19,696,023	19,279,406
1407 Broadway Mezz II LLC	January 4, 2007	49.00%	1,780,980	2,096,502
Total Investment in unconsolidated affiliated real estate entities			$89,132,354	$21,375,908

Prime Outlets Acquisitions Company

On June 26, 2008, the Operating Partnership entered into a Contribution and Conveyance Agreement with AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”), pursuant to which on March 30, 2009, AR Prime contributed to the Operating Partnership a 25% membership interest (the “POAC Interest”) in Prime Outlets Acquisitions Company (“POAC”) in exchange for units in the Operating Partnership (See Note 1).    POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of POAC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.

The acquisition price before transaction costs for the POAC Interest was approximately $356 million, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the POAC properties (18 retail outlet malls and two development projects).  As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.   In connection with the transaction, our advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.8 million. In addition, during the three months ended March 31, 2009, the Company incurred additional transactions costs related to accounting and legal fees of $1.9 million.  In accordance with EITF No. 08-6, the total transaction costs incurred during the three months ended March 31, 2009 of $11.7 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity.  Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million.

See Note 12 for discussion of loans issued in connection with the contribution of the POAC Interest and see Note 15 for discussion of the tax protection agreement.

Mill Run Interest

On June 26, 2008, the Company, through the Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor JRM and (ii) Arbor CJ, pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run LLC in exchange for units in the Operating Partnership (See Note 1). The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness secured by the Mill Run Properties. As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.  The Mill Run Interest is a Class A member and a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run LLC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

See Note 12 for discussion loans issued in connection with the contribution of the POAC Interest and see Note 15 for discussion of the tax protection agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

Initial equity from the Sponsor, the Company’s co-venturer totaled $13.5 million (representing a 51% ownership interest).  The Company’s initial capital investment of $13.0 million (representing a 49% ownership interest) was funded with proceeds from the Company’s common stock offering.  The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. (“Lehman”).  This mortgage loan matures on January 9, 2010.  The mortgage loan has two one-year extension options for a fee of 0.125% of the amount of the respective loan for each extension. Additionally, Lehman will receive a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business.  To date, the Lender did not share in any net profits of the project.  All other income and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture.  The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects.

Under the mortgage loan, the Joint Venture has available credit of approximately $13.5 million, as of March 31, 2009.  See Note 15.

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

Combined Financial Information

The Company’s carrying value of its Mill Run Interest and POAC Interest differs from its share of member’s equity reported in the condensed combined balance sheet of the unconsolidated affiliated real estate entities due to the Company’s cost of its investments in excess of the historical net book values of the unconsolidated affiliated real estate entities.  The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed combined income statement for unconsolidated affiliated real estate entities for the three month period ended March 31, 2009 and March 31, 2008:

	For the Three Months Ended March 31, 2009 (1)	For the Three Months Ended March 31, 2008 (2)
	(unaudited)
Revenue	$21,236,910	$9,815,133

Property operating expenses	10,916,381	6,329,600
Depreciation and amortization	5,135,402	3,247,463
Operating income	5,185,127	238,070

Interest expense and other, net	(3,337,510)	(2,161,516)
Net income/(loss)	$1,847,617	$(1,923,446)

The Company's share of net income/(loss), net of excess basis depreciation of $0.2 million and zero, respectively	$108,936	$(942,488)

(1) Amounts include the three months ended March 31, 2009 for 1407 Broadway Mezz II LLC and Mill Run LLC plus the period March 30 through 31, 2009 related to Prime Outlets Acquisitions Company.

(2) Amounts include the three months ended March 31, 2008 for 1407 Broadway Mezz II LLC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the condensed combined balance sheet for the unconsolidated affiliated real estate entities as of March 31, 2009 and December 31, 2008:

	As of	As of
	March 31, 2009	December 31, 2008 (1)
	(unaudited)

Real estate, at cost, net	$1,206,079,012	$381,016,535
Intangible assets, net	7,634,423	5,500,334
Cash and restricted cash	58,769,758	18,146,318
Other assets	104,098,021	34,736,039

Total Assets	$1,376,581,214	$439,399,226

Mortgage note payable	$1,591,847,303	$396,971,167
Other liabilities	77,108,076	40,661,034
Member capital	(292,374,165)	1,767,025

Total liabilities and members' capital	$1,376,581,214	$439,399,226

(1) Amounts include the combined balance sheets for 1407 Broadway Mezz II LLC and Mill Run LLC.

4.	Investment in Affiliate

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $0.1 million at March 31, 2009 and $0.3 million at December 31, 2008, and are included in interest receivable from related parties.   Through March 31, 2009, the Company received redemption payments from PAF of $1.5 million, of which $0.6 million was received during the three months ended March 31, 2009.  As of March 31, 2009, the Company’s investment in PAF is $9.5 million and is included in investment in affiliate, at cost in the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

5.	Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
As of March 31, 2009	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$9,508,760	$390,240	$9,899,000	$9,508,760	$147,740	$9,656,500
Equity Securities, primarily REITs	6,154,260	(5,249,158)	905,102	6,154,259	(4,360,194)	1,794,065

Total Marketable Securities - available for sale	$15,663,020	$(4,858,918)	$10,804,102	$15,663,019	$(4,212,454)	$11,450,565

The Company has two corporate bonds outstanding as of March 31, 2009. One bond valued at $5.0 million matures on August 1, 2009 and the other bond valued at $4.9 million is callable on June 16, 2009 and has a maturity date of December 31, 2037.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2009 are as follows:

	Fair Value Measurement Using
As of March 31, 2009	Level 1	Level 2	Level 3	Total
Corporate bonds	$9,899,000	$-	$-	$9,899,000

Equity Securities, primiarily REITs	905,102	$-	$-	$905,102

Total Marketable securities - available for sale	$10,804,102	$-	$-	$10,804,102

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

6.	Intangible Assets

At March 31, 2009, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/(liabilities) as of March 31, 2009 and December 31, 2008:

	At March 31, 2009			At December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$2,894,612	$(1,904,683)	$989,929	$2,990,772	$(1,849,234)	$1,141,538

Acquired above market lease intangibles	1,148,077	(768,206)	379,871	1,150,659	(710,720)	439,939

Deferred intangible leasing costs	1,474,794	(870,133)	604,661	1,527,840	(832,824)	695,016

Acquired below market lease intangibles	(3,396,641)	2,356,443	(1,040,198)	(3,462,455)	2,258,021	(1,204,434)

During the three months ended March 31, 2009, the Company wrote off fully amortized acquired intangible assets of approximately $0.2 million resulting in a reduction of cost and accumulated amortization of intangible assets at March 31, 2009 compared to the December 31, 2008.  There were no additions during the three months ended March 31, 2009.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at March 31, 2009:

Amortization expense/(benefit) of:	Balance 2009	2010	2011	2012	2013	Thereafter	Total

Acquired above market lease value	$142,658	$97,974	$53,943	$23,379	$14,425	$47,492	$379,871

Acquired below market lease value	(390,549)	(264,833)	(125,832)	(87,911)	(86,625)	(84,448)	(1,040,198)

Projected future net rental income increase	$(247,891)	$(166,859)	$(71,889)	$(64,532)	$(72,200)	$(36,956)	$(660,327)

 Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statement of operations was $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at March 31, 2009:

	Balance
Amortization expense of:	2009	2010	2011	2012	2013	Thereafter	Total

Acquired in-place leases value	$349,845	$222,197	$111,477	$72,836	$66,883	$166,691	$989,929

Deferred intangible leasing costs value	198,861	$140,179	$77,590	$46,358	$41,219	$100,454	604,661

Projected future amortization expense	$548,706	$362,376	$189,067	$119,194	$108,102	$267,145	$1,594,590

Actual total amortization expense included in depreciation and amortization expense in our consolidated statement of operations was $0.3 million, and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

7.	Future Minimum Rentals

As of March 31, 2009, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows for the remainder of 2009 and thereafter:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
$9,306,894	$10,092,354	$7,975,266	$6,579,960	$5,579,242	$18,752,399	$58,286,115

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

8.	Mortgages Payable

Mortgages payable, totaling approximately $239.0 million and $239.2 million at March 31, 2009 and December 31, 2008, respectively, consists of the following:

				Loan Amount as of
Property	Interest Rate	Maturity Date	Amount Due at Maturity	March 31, 2009	December 31, 2008

St. Augustine	6.09%	April 2016	$23,747,523	$26,650,063	$26,738,211
Southeastern Michigan Multi Family Properties	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 1.75%	April 2009	11,728,168	11,793,341	11,986,971
Camden Multi Family Properties - (Five Individual Loans)	5.44%	December 2014	74,955,771	79,268,800	79,268,800
Total mortgage obligations			$223,710,189	$238,962,204	$239,243,982

LIBOR at March 31, 2009 and at December 31, 2008 was 0.50063% and 0.43625%, respectively.  Monthly installments of principal and interest are required throughout the remainder of its stated term for the St. Augustine loan and the Houston Extended Stay Hotels loans.  Monthly installments of interest only are required through the first 60 months (through July 2011) for the Southeastern Michigan multi-family properties, through the first 60 months (through November 2012) for the Oakview Plaza loan, through the first 60 months (through March 2012) for the Gulf Coast Industrial Portfolio loan, and through the first 48 months (through December 2010) for the Camden Multi-Family properties’ loans and monthly installments of principal and interest are required throughout the remainder of its stated term.  Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at March 31, 2009:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
$12,043,245	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$238,962,204

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.4 million were held in restricted escrow accounts at March 31, 2009. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million. The mortgage loan has a term of one year with the option of a 6-month term extension, bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (1.75%) per annum rate and requires monthly installments of interest only through the first 12 months. The mortgage loan matured on October 16, 2008 and the Company exercised its 6-month extension option, as described above.  During the extension period, monthly installments of principal and interest payments are due.  Principal payments will be equal to the principal component of an amortization of the principal of the loan on the basis of an assumed interest rate of 8.0% per annum on a 360 months term. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2009.  The Company is in the process of refinancing this loan with its current lender.  The mortgage loan is secured by the Hotels and is guaranteed by the Company.  The weighted average interest rate related to this variable interest rate loan for three months ended March 31, 2009 was 2.17%.

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

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine; Houston extended stay hotels, Gulf Coast Industrial Portfolio and Southeastern Michigan multifamily properties.  The Company was in compliance with its financial covenants at March 31, 2009.

Interest costs capitalized related to the renovation and expansion projects during the three months ended March 31, 2009 and 2008 amounted to zero and $0.1 million, respectively.

       9.      Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas.  The loan allowed the Company to draw up to $8.2 million, and requires monthly installments of interest only through the first 12 months and bears interest at the greater of 6.75% or 150 basis points (1.5%) in excess of LIBOR.  For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term.  The loan is secured by acquired real estate and is guaranteed by the Company.  The balance at March 31, 2009 and December 31, 2008 was $7.4 million. The construction phase of the loan matured on December 4, 2008.  The Company exercised its right to convert the loan from the construction phase to the term phase.  The term phase of the loan matures on December 4, 2009.  The weighted average interest rate for three months ended March 31, 2009 was 6.75%.

The agreement also required the Company to obtain an interest rate cap of LIBOR at 6.0% for the term of the loan. Due to the fact that interest rates were below the 6.0% interest rate cap, the interest rate cap had a zero fair value at March 31, 2009 and December 31, 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

10.	Distributions Payable

On March 30, 2009, the Company declared a dividend for the three-month period ending March 31, 2009 of $5.4 million. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The March 31, 2009 dividend was paid in full in April 2009 using a combination of cash ($3.1 million) and shares ($2.3 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

11.	Company’s Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of March 31, 2009 and December 31, 2008, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 31.1 million and 31.0 million shares of common stock outstanding as of March 31, 2009 and December 31, 2008, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006, 2007, and 2008 and for the three months ended March 31, 2009. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting.  In July, 2007 options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting.  At the annual stockholders meeting in August 2008 additional options for the purchase of 3,000 shares were granted to each of our three independent directors.  As of March 31, 2009, options to purchase 18,000 shares of stock were outstanding, none of which are fully vested, at an exercise price of $10. Through March 31, 2009, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan will be fixed at $10 per share until the termination of the Lightstone REIT’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. Notwithstanding any other provisions of the Lightstone REIT’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

Compensation expense associated with our stock option plan was not material for the three months ended March 31, 2009 and 2008.

12.	Noncontrolling Interests

The noncontrolling interests of the Company hold shares in the Operating Partnership.  These shares include SLP units, limited partner units, Series A Preferred Units and Common Units.

Share Description

See Note 13 for discussion of rights related to SLP units.  The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

The Series A Preferred Units holders are entitled to receive cumulative preferential distributions equal to an annual rate 4.6316%, if and when declared by the Company. The Series A Preferred Units have no mandatory redemption or maturity date. The Series A Preferred Units are not redeemable by the Partnership prior to the Lockout Date of June 26, 2013. On or after the Lockout Date, the Series A Preferred Units may be redeemed at the option of the Partnership (which notice may be delivered prior to the Lockout Date as long as the redemption does not occur prior to the Lockout Date), in whole but not in part, on thirty (30) days’ prior written notice at the option of the Partnership, at a redemption price per Series A Preferred Unit equal to the sum of the Series A Liquidation Preference plus an amount equal to all distributions (whether or not earned or declared) accrued and unpaid thereon to the date of redemption, and the redemption price shall be payable in cash. During any redemption notice period, the holders of the Series A Preferred Units shall retain any conversion rights with respect to the Series A Preferred Units. The Series A Preferred Units shall not be subject to any sinking fund or other obligation of the Partnership to redeem or retire the Series A Preferred Units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Distributions

During the three months March 31, 2009, the Company paid distributions to noncontrolling interests of $1.0 million.  In addition, as of March 31, 2009, the Company declared total distributions to noncontrolling interests of $0.8 million, which were paid during April 2009.

Note Receivable due from Noncontrolling Interests

In connection with the contribution of the Mill Run Interest, the Company made loans to Arbor JRM and Arbor CJ in the aggregate principal amount of $17.6 million (the “Mill Loans”).  In addition, in connection with the contribution of the POAC Interest, the Company made a loan to AR Prime in the principal amount of $49.5 million (the “POAC Loan”) on June 26, 2008 and $1.7 (“Additional POAC Loan”) million on March 30, 2009, collectively the POAC Loans.  These loans are payable semi-annually and accrue interest at an annual rate of 4%. The loans mature on July 1, 2016 and contain customary events of default and default remedies.  The loans required Arbor JRM, Arbor CJ and AR Prime to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership.  The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run Interest and the POAC Interest, as such these loans are classified as a reduction to Noncontrolling interests in the consolidated balance sheet.

 Accrued interest related to these loans totaled $0.4 million at March 31, 2009 and $2.1 million at December 31, 2008, and is included in interest receivable from related parties in the consolidated balance sheet.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Fees	Amount

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the three months ended March 31, 2009, distributions of $1.0 million were declared and distributions of $0.5 million were paid related to the SLP units. Through March 31, 2009, cumulative distributions declared were $2.8 million, of which $2.3 million have been paid.  Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through March 31, 2009 and will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

The Lightstone REIT pursuant to the related party arrangements described above has recorded the following amounts the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)
Acquisition fees	$9,778,760	$-
Asset management fees	660,430	508,183
Property management fees	459,556	413,624
Acquisition expenses reimbursed to Advisor	902,753	-
Development fees	19,226	9,386
Leasing commissions	80,966	145,288
Total	$11,901,691	$1,076,481

See Notes 3, 4 and 12 for other related party transactions.

14.	Segment Information

The Company currently operates in four business segments as of March 31, 2009: (i) retail real estate, (ii) residential multifamily real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2009 and 2008 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2009 and December 31, 2008. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2009 and 2008, and total assets as of March 31, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,773,529	$4,851,671	$1,888,638	$940,261	$-	$10,454,099

Property operating expenses	779,736	2,397,053	397,721	438,578	-	4,013,088
Real estate taxes	313,960	520,928	233,212	59,687	-	1,127,787
General and administrative costs	88,243	274,422	9,349	(3,951)	1,132,756	1,500,819

Net operating income (loss)	1,591,590	1,659,268	1,248,356	445,947	(1,132,756)	3,812,405

Depreciation and amortization	913,428	760,166	628,378	114,841	277	2,417,090

Operating income (loss)	$678,162	$899,102	$619,978	$331,106	$(1,133,033)	$1,395,315

Total purchases of investment property	$340,314	$238,772	$14,366	$95,502	$23,242	$712,196

As of March 31, 2009:
Total Assets	$106,441,793	$143,046,453	$73,710,766	$19,786,503	$158,185,744	$501,171,259

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended March 31, 2008
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,017,586	$4,988,938	$2,026,863	$740,422	$-	$9,773,809

Property operating expenses	669,100	2,444,097	597,144	405,968	-	4,116,309
Real estate taxes	212,507	530,165	242,926	52,595	-	1,038,193
General and administrative costs	15,329	130,816	23,952	11,302	854,817	1,036,216

Net operating income	1,120,650	1,883,860	1,162,841	270,557	(854,817)	3,583,091

Depreciation and amortization	551,131	736,756	768,160	104,523	-	2,160,570

Operating income (loss)	$569,519	$1,147,104	$394,681	$166,034	$(854,817)	$1,422,521

Total purchases of investment property	$1,476,850	$149,838	$255,031	$810,354	$-	$2,692,073

As of March 31, 2008
Total Assets	$80,758,082	$145,104,717	$79,711,538	$17,350,516	$77,454,335	$400,379,188

15.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARES
Notes to Consolidated Financial Statements
(unaudited)

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509.  Because Lehman did not honor October  2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a  motion dated February 6, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies.   Lehman funded the pending draw requests on April 17, 2009, following which we voluntarily dismissed our action without prejudice.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Tax Protection Agreement

In connection with the contribution of the Mill Run Interest (see Note 3) and the POAC Interest (See Note 3), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ and AR Prime (collectively, the “Contributors”), each dated as of June 26, 2008. Under these Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM and Arbor CJ with respect to the Mill Run Properties, and AR Prime, with respect to the POAC Properties, for a period of five years from June 26, 2008 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM and Arbor CJ, on the one hand, or AR Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $11,600,000, $241,000, and $59,000,000 to each of Arbor JRM, Arbor CJ and AR Prime, respectively.

Each Tax Protection Agreement imposes certain restrictions upon the Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could result in taxable income or gain to the Contributors. The Operating Partnership may not dispose or transfer any Mill Run Property or any POAC Property without first proving that the Operating Partnership possesses the requisite liquidity, including the proceeds from any such transaction, to make any payments that would come due pursuant to the Tax Protection Agreement. However, the Operating Partnership may take the following actions: (i) (A) as to the POAC Properties, commencing with the period one year and thirty-one days following the date of the Tax Protection Agreement, the Operating Partnership can sell on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent (10%) or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent (10%) value not sold can be applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent (10%) test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property known by Design Outlet Center; and (ii) the Operating Partnership can enter into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm stating that it is “more likely than not” that the transaction will not give rise to current taxable income or gain.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. As of March 31, 2009, the Company has complied with the requirements for maintaining its REIT status.

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

Through March 31, 2009, Lightstone REIT has completed eight acquisitions: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006 a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

In addition, as of March 31, 2009, Lightstone REIT has acquired three investments in unconsolidated affiliated real estate entities: a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a 22.54% membership interest in a limited liability corporation which owns two factory outlet centers in Orlando, Florida, on June 26, 2008; and  a 25% membership interest in an affiliated limited liability company which owns 18 factory outlet centers located in 15 different states in the United States, on March 30, 2009.  In addition on April 16, 2008, Lightstone REIT made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2009 for our commercial as well as multifamily residential properties.  In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties.  There have been many national retail chains that have filed for bankruptcy.  Analysts expect that more retailers will file for bankruptcy during 2009.  In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multifamily residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

We believe that the quality of our investment properties is strong.  Our occupancy rates for our retail properties (wholly- owned as well as investments in unconsolidated affiliated real estate entities) at March 31, 2009 compared to those at December 31, 2008 remained at approximately 90%, which includes our St. Augustine outlet mall which recently completed an expansion during the last quarter of 2008.  For our multifamily properties, occupancy rates at March 31, 2009 compared to those at December 31, 2008 remained at approximately the 90% level.   As a result of the current state of the economy, we expect leasing will be challenging throughout 2009.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course.  Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.  See notes 8 and 9 of notes to consolidated financial statements for discussion of maturity dates of our debt obligations.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2009	Annualized Revenues based on rents at March 31, 2009
Wholly-Owned Real Estate Properties:

Retail
Wholly-owned:
St. Augustine Outlet Mall (1)	St. Augustine, FL	1998	340,387	82.0%	$4.2 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,103	99.3%	$2.5 million
Brazos Crossing Power Center (2)	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
	Subtotal wholly-owned		578,703	89.2%

Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center	Orlando, FL	1991-2008	978,261	90.5%	$27.7 million
Prime Outlets Acquisition Company (18 retail outlet malls) (3)	Various		6,392,370	92.0%	$118.0 million
	Subtotal unconsolidated affiliated real estate entities		7,370,631	91.8%
		Retail Total	7,949,334	91.6%
	(1) Expansion substantially completed November 2008
	(2) Opened March 2008
	(3) Company acquired 25% interest on March 30, 2009

Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	86.2%	$3.0 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,260	76.5%	$2.0 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	96.2%	$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,316	0.0%	-
		Industrial Total	1,283,068	65.4%

Residential:	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2009	Annualized Revenues based on rents at March 31, 2009

Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965-1972	1,017	88.8%	$7.6 million
Southeast Apt's (Five Multi-Family Apartment Buildings)	Greensboro/Charlotte, NC & Tampa, FL	1980-1987	1,576	88.9%	$10.7 million
		Residential Total	2,593	88.9%

	Location	Year Built	Available Rooms	Percentage Occupied as of March 31, 2009	Revenue per Available Room at 3/31/09
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	26,190	67.1%	$35.41

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2009	Annualized Revenues based on rents at March 31, 2009

Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	82.2%	$35.8 million

2009 Acquisitions and Investments

On June 26, 2008, the Operating Partnership entered into a Contribution and Conveyance Agreement with AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”), pursuant to which on March 30, 2009, AR Prime contributed to the Operating Partnership a 25% membership interest (the “POAC Interest”) in Prime Outlets Acquisitions Company (“POAC”) in exchange for units in the Operating Partnership.    POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of POAC.

The acquisition price before transaction costs for the POAC Interest was approximately $356 million, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the POAC properties (18 retail outlet malls and two development projects). In connection with the transaction, our advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.8 million. In addition, during the three months ended March 31, 2009, the Company incurred additional transactions costs related to accounting and legal fees of $1.9 million. In accordance with EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"), the total transaction costs incurred during the three months ended March 31, 2009 of $11.7 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity. Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2009, we implemented new accounting standards which changed the accounting for business combinations and investments under the equity method, as well as the reporting of noncontrolling interests, formerly titled minority interests. See New Accounting Pronouncements below for discussion of impact to our policies.  These were the only changes during the three months ended March 31, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Lightstone REIT are expensed as incurred. Such fees include acquisition fees associated with the purchase of a interests in affiliated real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Manager.  These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

We have net operating loss carryforwards for Federal income tax purposes through the year ended December 31, 2006. The availability of such loss carryforwards will begin to expire in 2026. As we do not consider it likely that we will realize any future benefit from our loss carry-forward, any deferred asset resulting from the final determination of our tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation, or cash flows. As of March 31, 2009, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Results of Operations

The Company’s primary financial measure for evaluating each of its properties is net operating income (“NOI”).  NOI represents rental income less property operating expenses, real estate taxes and general and administrative expenses.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the company’s properties.

For the Three Months Ended March 31, 2009 vs. March 31, 2008

Consolidated

Revenues

Total revenues increased by $0.7 million to $10.5 million for the three months ended March 31, 2009 compared to $9.8 million for the three months ended March 31, 2008.  The increase is primarily related to additional revenues of $0.6 million associated with our Brazos Crossing Power Center, which opened during March 2008 and the expansion at our St. Augustine Outlet Mall, which was substantially completed in November 2008.  Excluding these items, total revenues were flat for the three months ended March 31, 2009 compared to the same period in 2008.

Property operating expenses

Property operating expenses decreased by $0.1 million to approximately $4.0 million, for the three months ended March 31, 2009, compared to $4.1 million for the same period in 2008 primarily as a result of a reduction in property insurance.

Real estate taxes

Real estate taxes increased by $0.1 million to approximately $1.1 million, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to an increase within our retail segment as a result of the grand opening of our  Brazos Crossing Power Center as well as the recent expansion at our St. Augustine Outlet Mall.

General and administrative expenses

General and administrative costs increased by $0.5 million to $1.5 million due to the following:

•	$0.2 million related to asset management fees due to an increase in the average asset value at March 31, 2009 compared to March 31, 2008 and,
•	$0.2 million related to an increase in bad debt expense predominately within our multifamily residential properties.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million to $2.4 million for the three months ended March 31, 2009 compared to same period in 2008 primarily due to depreciation expense recorded for our Brazos Crossing Power Center, which opened in March 2008, and our St. Augustine Outlet, which substantially completed its expansion during November 2008.

Interest Income

Interest income increased by approximately $0.2 million due to:
•	Interest earned of $0.6 million on note receivable loans issued during 2008. (See Note 12 of the notes to consolidated financial statements).
•	Offset by a decrease in interest and dividend income recorded on short-term investments and marketable securities due to lower interest rates during the 2009 period compared to 2008.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased slightly for the three months ended March 31, 2009 compared to 2008. The slight decrease is a result of a lower libor rate for the 2009 period compared to the same period in 2008 related to our variable interest debt.  Libor as of March 31, 2009 was 0.50063% compared to libor at March 31, 2008 of 2.70%.

Income/(loss) from investments in unconsolidated affiliated real estate entities

Our income from investment in unconsolidated real estate entities for the three months ended March 31, 2009 was $0.1 million compared to a $0.9 million loss during the three months ended March 31, 2008.   The change of $1.0 million is primarily related to the inclusion of our portion of the net income of $0.4 million related to our investment in Mill Run during the three months ended March 31, 2009.  We acquired this investment on June 26, 2008.  The remaining change is due to a lower net loss realized from our 49% investment in 1407 Broadway. The improved performance within 1407 Broadway primarily related to a reduction in interest expense as a result of a lower LIBOR rates during the three months ended March 31, 2009 compared to the same period in 2008.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Three Months Ended March 31, 2009 compared to March 31, 2008

Retail Segment
	For the Three Months Ended		Variance Increase/(Decrease)
	March 31,	March 31,
	2009	2008	$	%
	(unaudited)
Revenue	$2,773,529	$2,017,586	$755,943	37.5%
NOI	1,591,590	1,120,650	470,940	42.0%
Average Occupancy Rate for period	88.5%	92.8%		-4.6%

Revenue increased $0.8 million to $2.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily as a result of additional revenues of $0.6 million associated with the expansion at our St. Augustine Outlet Center and with the opening of our Brazos Crossing Power Center during March 2008.   The average occupancy rate per period decreased for the three months ended March 31, 2009 compared to 2008 as a result of an increase of approximately 87,000 in leasable square feet at our St. Augustine Outlet center as part of the expansion which was substantially completed in November 2008.

Net operating income increased by $0.5 million to $1.6 million primarily as a result of the increase in revenue offset by increased property expenses associated with our Brazos Crossing Power Center being open for a full quarter in 2009 compared to 2008 and additional costs associated with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi Family Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31,	March 31,
	2009	2008	$	%
	(unaudited)
Revenue	$4,851,671	$4,988,938	$(137,267)	-2.8%
NOI	1,659,268	1,883,860	(224,592)	-11.9%
Average Occupancy Rate for period	89.3%	85.7%		4.2%

Revenue decreased slightly by $0.1 million to $4.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.   As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent abatements during the three months ended March 31, 2009 compared to the same period in 2008.  The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.2 million.  This decline has been partially offset by an increase in average occupancy.

Net operating income decreased by $0.2 million to $1.7 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008.  The decrease is a result of the decline in revenue of $0.1 million plus higher bad debt expense incurred during the 2009 period of approximately $0.1 million.

Industrial Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31,	March 31,
	2009	2008	$	%
	(unaudited)
Revenue	$1,888,638	$2,026,863	$(138,225)	-6.8%
NOI	1,248,356	1,162,841	85,515	7.4%
Average Occupancy Rate for period	66.4%	71.8%		-7.5%

Revenue decreased slightly by $0.1 million to $1.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of a decline in the average occupancy rate and a reduction in tenant recoveries of $0.1 million.  The reduction in tenant recoveries is due to lower property expenses incurred that are reimbursed by the tenants during the three months ended March 31, 2009 compared to the 2008 period.

Net operating income increased by $0.1 million to $1.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This increase is due to a reduction in property expenses of approximately $0.2 million to due lower property insurance expense and lower utilities as a result of reduced fuel prices during the three months ended March 31, 2009 compared to the same period in 2008.  This reduction in expenses was offset by a reduction in tenant recoveries of $0.1 million.

Hospitality

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31,	March 31,
	2009	2008	$	%
	(unaudited)
Revenue	$940,261	$740,422	$199,839	27.0%
NOI	445,947	270,557	175,390	64.8%
Average Occupancy Rate for period	67.1%	55.0%		22.0%
Average Revenue per Available Room for period	$35.41	$27.56	$8.00	29.0%

Revenue increased by $0.2 million to $0.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.   The increase is a result of a combination of an increase in occupancy rates and the average revenue per available room.  During the beginning part of the 2008 year, the hotels were undergoing renovations which included implementing a national reservation system, installing new carpeting, upgrading guest room and constructing swimming pools.  These renovations were completed during 2008 and have directly benefited the revenue generation at our hotels.

Net operating income increased by $0.2  million to $0.4 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of an the increase in revenue.

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

 Our public offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to our dividend reinvestment plan.  For the three months ended March 31, 2009, we received proceeds from our dividend reinvestment plan of $2.4 million.  Our cumulative gross offering proceeds through March 31, 2009 were $309.4 million, which includes $10.1 million of proceeds from the dividend reinvestment plan since its inception.

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

We currently have $239.0 million of outstanding mortgage debt, and an additional $7.4 million of outstanding notes payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

The Company does not have any other significant capital plans for 2009.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2009, our total borrowings represented 95.6% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)
Acquisition fees	$9,778,760	$-
Asset management fees	660,430	508,183
Property management fees	459,556	413,624
Acquisition expenses reimbursed to Advisor	902,753	-
Development fees	19,226	9,386
Leasing commissions	80,966	145,288
Total	$11,901,691	$1,076,481

As of March 31, 2009, we had approximately $51.6 million of cash and cash equivalents on hand and $10.8 million of marketable securities.  Our cash and cash equivalents on hand and our marketable securities resulted primarily from proceeds from our Offering.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(unaudited)
Cash flows provided by operating activities	$722,057	$1,249,552
Cash flows used in investing activities	(15,042,333)	(6,847,821)
Cash flows (used in) provided by financing activities	(215,128)	36,380,267
Net change in cash and cash equivalents	(14,535,404)	30,781,998

Cash and cash equivalents, beginning of the period	66,106,067	29,589,815
Cash and cash equivalents, end of the period	$51,570,663	$60,371,813

During the three months ended March 31, 2009, our principal source of cash flow was derived from proceeds from the issuance of SLP units and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

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

Operating activities

During the three months ended March 31, 2009, cash flows provided by operating activities was $0.7 million compared to cash generated from operating activities of $1.2 million during the three months ended March 31, 2008 resulting in a total change of $0.5 million.  The change is primarily driven by timing of payments of payables offset by increased collections on accounts receivable as a result of increased revenues associated with our Retail Segment.

Investing activities

Cash used in investing activities for the three months ended March 31, 2009 of $15.0 million relates to the following:
•	$12.0 million of the transaction costs paid related to our investment in POAC
•
$4.0 million related to the funding of investment property purchases, of which $3.6 million relates to funding of tenant allowances.  These additional tenant allowances relate to the timing of payments associated with our St. Augustine Outlet Mall expansion.  We expect additional tenant allowances to be funded during 2009.

•	In addition, we received $0.6 million in redemption payments related to our investment in affiliate, at cost which partially offset the cash used in investing activities.

Cash used in investing activities for the three months ended March 31, 2008 of $6.8 million resulted primarily from the development costs at our Brazos Crossing Power Center and the expansion at our St. Augustine Outlet Mall.

Financing activities

Cash used in financing activities of $0.2 million during the three months ended March 31, 2009 primarily related to the  payments of distributions to common shareholders and noncontrolling interests of $4.1 million, $1.7 million issuance of note receivable to noncontrolling interest (see note 12 of notes to consolidated financial statements for further discussion), and $1.1 million associated with redemption of common shares during the period.  These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

Cash provided by financing activities during the three months ended March 31, 2008 of $36.4 million is primarily from the issuance of common stock ($36.5 million), proceeds from issuance of SLP units ($3.7 million), offset by the payment of offering costs ($3.5 million).

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2009.

Contractual Obligations	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Mortgage Payable [1]	$12,043,245	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$238,962,204
Note Payable[2]	7,397,442	-	-	-	-	-	7,397,442
Interest Payments[3]	10,273,065	13,084,302	12,851,955	12,980,592	12,772,092	27,751,042	89,713,048

Total Contractual Obligations	$29,713,752	$13,443,828	$14,438,912	$15,761,604	$15,879,447	$246,835,151	$336,072,694

1)	These amounts represent mortgage payable obligations outstanding as of March 31, 2009.
2)	Amount represents note payable obligation outstanding as of March 31, 2009.
3)
These amounts represent future interest payments related to mortgage and note payable obligations based on the fixed and variable interest rates specified in the associated debt agreement.  All variable rate debt agreements are based on the one month LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of March 31, 2009 was used.

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

Below is a reconciliation of net loss to FFO for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)
Net loss	$(758,304)	$(2,061,257)
Adjustments:
Depreciation and amortization of real estate assets	2,417,090	2,160,570
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	1,872,060	1,591,257
FFO	3,530,846	1,690,570
Less: FFO attributable to noncontrolling interests	(14,116)	(45)
FFO attributable to Company's common shares	$3,516,730	$1,690,525

FFO per Company's common share, basic and diluted	$0.11	$0.11

Weighted average number of common shares outstanding, basic and diluted	31,109,274	15,239,189

For the three months ended March 31, 2009, approximately 60% of our distributions to our common shareholders were funded or will be funded with funds from operations and 40% were funded or will be funded from the uninvested proceeds from the sale of shares from our offering.

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 141R, “Business Combinations (Revised)”, which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The Company adopted SFAS No. 141R on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” , which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  SFAS No. 160, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. The Company adopted SFAS No. 160 on January 1, 2009 and the presentation and disclosure requirements  were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157, Fair Value Measurements to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk.  The Company adopted FAS 157-2 on January 1, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. The adoption of EITF No. 08-6 changed the Company’s accounting for transaction costs related to equity investments. Prior to the adoption of EITF No. 08-6, the Company expensed these transaction costs to general and administrative expense as incurred. Beginning January 1, 2009, under the guidance of EITF No. 08-6, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting are capitalized as part of the cost of the investment. For the three months ended March 31, 2009, the Company capitalized $11.7 million of transaction costs incurred during the period related to its investment in Prime Outlets Acquisitions Company (see Note 3 of notes to consolidated financial statements).

In April 2009, FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP will be effective for the Company for the quarter ended June 30, 2009. The Company is currently evaluating the impact of adopting the FSP.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2009, we had an interest rate cap agreement outstanding for LIBOR at 6.0% related to our note payable obligation as per our debt agreement. At March 31, 2009, the fair value of this interest rate cap agreement was zero.  We did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes.  We regularly review the market prices of these investments for impairment purposes.  As of March 31, 2009, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $1.1 million.

The following table shows the mortgage and note payable obligations maturing during the next five years and thereafter at March 31, 2009:

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

Mortgage Payable	$12,043,245	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$238,962,204
Note Payable	7,397,442	-	-	-	-	-	7,397,442

Total maturities	$19,440,687	$359,526	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$246,359,646

As of March 31, 2009, approximately $19.2 million, or 8%, of our debt (mortgage and note payable obligations combined) are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage debt and notes payable as of March 31, 2009 was approximately $239.5 million compared to the book value of approximately $246.4 million.  The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2009, we had no off-balance sheet arrangements.

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509.  Because Lehman did not honor October  2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a  motion dated February 6, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies.   Lehman funded the pending draw requests on April 17, 2009, following which we voluntarily dismissed our action without prejudice.

As of the date hereof, we are not a party to any other material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did repurchase approximately 0.1 million shares.

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan.   As of March 31, 2009, cumulative gross offering proceeds were approximately $309.4 million, which includes $10.1 million of proceeds from the dividend reinvestment plan. From the effective date of the Offering through its closing, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount
Underwriting discounts and commissions	$23,847,655
Other expenses paid to non-affiliates	6,340,647
Total offering expenses	$30,188,302

With net offering proceeds of $309.4 million as of March 31, 2009, and mortgage debt in the amount of $239.0 million, and note payable obligation of $7.4 million outstanding as of March 31, 2009, we acquired approximately $419.6 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At March 31, 2009
Construction of plant, building and facilities	$32,397,026
Purchase of real estate interests	184,353,678
Repayment of indebtedness	720,305
Cash and cash equivalents (as of March 31, 2009)	51,570,663
Gross Temporary investments (as of March 31, 2009)	23,614,419
Other uses	16,738,674

Total uses	$309,394,765

As of May 6, 2009, we have sold approximately 31.2 million shares at an aggregate of price of approximately $311.7 million, which includes proceeds from our Dividend Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2009	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)