Form 10-Q
period 2009-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2009-08-14
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐  No ☑

As of August 7, 2009, there were 31.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Investment property:
Land	$65,385,804	$65,050,624
Building	276,212,456	273,255,468
Construction in progress	875,880	3,318,021
Gross investment property	342,474,140	341,624,113
Less accumulated depreciation	(21,264,564)	(17,287,242)
Net investment property	321,209,576	324,336,871

Investments in unconsolidated affiliated real estate entities	89,093,112	21,375,908
Investment in affiliate, at cost	8,908,335	10,150,000
Cash and cash equivalents	48,207,328	66,106,067
Marketable securities	6,137,962	11,450,565
Restricted escrows	8,527,087	7,773,705
Tenant accounts receivable, net	1,184,764	2,073,756
Other accounts receivable, primarily escrow receivable	18,393	1,238,894
Note receivable, related party	-	48,500,000
Acquired in-place lease intangibles (net of accumulated amortization of $1,933,361 and $1,849,234, respectively)	848,696	1,141,538
Acquired above market lease intangibles (net of accumulated amortization of $812,819 and $710,720, respectively)	322,331	439,939
Deferred intangible leasing costs (net of accumulated amortization of $907,609 and $832,824, respectively)	527,307	695,016
Deferred leasing costs (net of accumulated amortization of $265,662 and $158,792, respectively)	1,232,782	1,019,225
Deferred financing costs (net of accumulated amortization of $840,670 and $634,612, respectively)	1,551,902	1,723,093
Interest receivable from related parties	1,173,052	1,815,279
Prepaid expenses and other assets	2,372,861	1,969,384
Total Assets	$491,315,488	$501,809,240

Liabilities and Equity
Mortgage payable	$237,544,587	$239,243,982
Note payable	7,377,944	7,416,941
Accounts payable and accrued expenses	5,432,633	8,518,275
Due to sponsor	18,376	1,145,890
Tenant allowances and deposits payable	2,148,068	5,673,760
Distributions payable	5,444,721	-
Prepaid rental revenues	1,128,164	978,648
Acquired below market lease intangibles (net of accumulated amortization of $2,430,264 and $2,258,021, respectively)	879,920	1,204,434
Total Liabilites	259,974,413	264,181,930

Commitments and contingencies

Equity
Company's stockholders' equity:

Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized, 31,219,967 and 30,985,544 shares issued and outstanding, respectively	312,199	309,855
Additional paid-in-capital	277,846,975	275,589,300
Accumulated other comprehensive gain/(loss)	167,561	(4,212,454)
Accumulated distributions in addition to net loss	(81,090,634)	(57,173,374)
Total Company's stockholder’s equity	197,236,101	214,513,327
Noncontrolling interests	34,104,974	23,113,983
Total Equity	231,341,075	237,627,310
Total Liabilities and Equity	$491,315,488	$501,809,240

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Rental income	$9,285,067	$8,945,993	$18,462,457	$17,650,275
Tenant recovery income	1,130,699	991,426	2,407,408	2,060,953
Total revenues	10,415,766	9,937,419	20,869,865	19,711,228

Expenses:
Property operating expenses	3,865,215	4,123,152	7,878,303	8,239,461
Real estate taxes	1,098,793	1,048,434	2,226,580	2,086,627
General and administrative costs	2,425,904	5,927,984	3,926,723	6,964,200
Depreciation and amortization	2,456,582	2,242,145	4,873,672	4,402,715
Total operating expenses	9,846,494	13,341,715	18,905,278	21,693,003
Operating income	569,272	(3,404,296)	1,964,587	(1,981,775)

Other income, net	186,407	118,548	365,021	264,639
Interest income	946,730	1,093,125	2,038,231	1,977,722
Interest expense	(3,630,184)	(3,408,242)	(7,162,854)	(6,980,220)
Loss on sale of marketable securities	(843,896)	-	(843,896)	-
Other than temporary impairment - marketable securities	(3,373,716)	-	(3,373,716)	-
Loss from investments in unconsolidated affiliated real estate entities	(849,155)	(617,829)	(740,219)	(1,560,317)
Net loss	(6,994,542)	(6,218,694)	(7,752,846)	(8,279,951)
Less: net loss attributable to noncontrolling interests	90,097	94	93,116	149
Net loss attributable to Company's common shares	$(6,904,445)	$(6,218,600)	$(7,659,730)	$(8,279,802)

Net loss per Company's common share, basic and diluted	$(0.22)	$(0.31)	$(0.25)	$(0.48)

Weighted average number of common shares outstanding, basic and diluted	31,205,067	19,797,471	31,157,435	17,302,874

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Company's Stockholders
	Preferred Shares		Common Shares		Additional	Accumulated Other	Accumulated Distributions in	Total
	Preferred		Common		Paid-In	Comprehensive	Excess of Net	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Loss	Interests	Equity

BALANCE, December 31, 2008	-	$-	30,985,544	$309,855	$275,589,300	$(4,212,454)	$(57,173,374)	$23,113,983	$237,627,310

Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,659,730)	(93,116)	(7,752,846)

Unrealized gain on available for sale securities	-	-	-	-	-	139,324	-	43,602	182,926

Relassification adjustment for loss realized in net loss	-	-	-	-	-	4,240,691	-	2,501	4,243,192
Total comprehensive loss									(3,326,728)

Distributions declared	-	-	-	-	-	-	(16,257,530)	-	(16,257,530)

Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(1,775,233)	(1,775,233)
Proceeds from special general parnter interest units	-	-	-	-	-	-	-	6,982,534	6,982,534

Redemption and cancellation of shares	-	-	(260,291)	(2,603)	(2,437,157)			-	(2,439,760)

Shares issued from distribution reinvestment program	-	-	494,714	4,947	4,694,832	-	-	-	4,699,779

Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	55,988,411	55,988,411

Note receivable secured by noncontrolling interest units	-	-	-	-	-	-	-	(50,157,708)	(50,157,708)
BALANCE, June 30, 2009	-	$-	31,219,967	$312,199	$277,846,975	$167,561	$(81,090,634)	$34,104,974	$231,341,075

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,752,846)	$(8,279,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,586,528	4,087,487
Loss on sale of marketable securities	843,896	-
Realized loss on impairment of marketable securities	3,373,716
Amortization of deferred financing costs	194,102	242,495
Amortization of deferred leasing costs	287,144	315,228
Amortization of above and below-market lease intangibles	(206,906)	(461,590)
Equity in loss from investments in unconsolidated affiliated real estate entities	740,219	1,560,317
Provision for bad debts	666,761	363,389
Changes in assets and liabilities:
Increase/(decrease) in prepaid expenses and other assets	411,856	(140,281)
Increase/(decrease) in tenant and other accounts receivable	1,117,678	(523,880)
(Decrease)/increase in tenant allowance and security deposits payable	(19,916)	18,682
Decrease in accounts payable and accrued expenses	(1,535,865)	(256,489)
(Decrease)/increase in due to sponsor	(1,127,514)	1,044,684
Increase in prepaid rental revenues	149,516	214,593
Net cash provided by (used in) operating activities	1,728,369	(1,815,316)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(6,012,821)	(7,547,656)
Purchase of marketable securities	-	(4,055,794)
Proceeds from sale of marketable securities	5,521,106	-
Issuance of note receivables, related party	-	(49,500,000)
Investment in unconsolidated affiliated real estate entity	-	(11,000,000)
Distribution from investments in unconsolidated affiliate	1,241,665	-
Purchase of investment in unconsolidated affiliated real estate entity	(12,859,177)	-
Funding of restricted escrows	(753,382)	(248,068)
Net cash used in investing activities	(12,862,609)	(72,351,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	2,654,030
Mortgage payments	(1,738,391)	(154,261)
Payment of loan fees and expenses	(22,911)	(11,911)
Proceeds from issuance of common stock	-	88,203,834
Redemption and cancellation of common stock	(2,439,760)	-
Proceeds from issuance of special general partnership units	6,982,534	9,279,259
Payment of offering costs	-	(8,194,809)
Issuance of note receivable to noncontrolling interest	(1,657,708)	(17,640,000)
Distributions paid to noncontrolling interests	(1,775,233)	(482,848)
Distributions paid to Company's common stockholders	(6,113,030)	(2,950,795)
Net cash (used in) provided by financing activities	(6,764,499)	70,702,499

	(17,898,739)	(3,464,335)
	66,106,067	29,589,815
	$48,207,328	$26,125,480

Cash paid for interest	$7,026,597	$7,101,558
Dividends declared	$16,257,530	$6,156,642
Non cash purchase of investment property	$484,528	$-
Value of shares issued from distribution reinvestment program	$4,699,779	$1,952,772
Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$55,988,411	$19,600,000

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to the Company’s dividend reinvestment plan.   As of June 30, 2009, cumulative gross offering proceeds of approximately $308.3 million, which includes redemptions and $12.4 million of proceeds from the dividend reinvestment plan, have been released to the Lightstone REIT and used for the purchase of a 98.7% general partnership interest in the common units of the Operating Partnership.

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

Lightstone SLP, LLC, an affiliate of the Advisor, purchased special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. As of June 30, 2009, the Company has received proceeds of $30.0 million from the sale of SLP Units, of which approximately $7.0 million was received during the three months ended March 31, 2009 and none thereafter.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of June 30, 2009, the Company had a 98.7% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives of fixed assets, amortizable lives of intangibles, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position, No FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.  See Note 5.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.4 million and $0.2 million at June 30, 2009 and December 31, 2008, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. Management concluded no impairment adjustment was required for the three and six months ended June 30, 2009. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Investments in Unconsolidated Affiliated Real Estate Entities

The Company invests in real estate entities and joint ventures that are formed to acquire, develop, and/or sell real estate assets. These entities are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. Under the equity method, the Company records its share of the net income and losses from the underlying entities on a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities.  Under the cost method of accounting, the dividends earned from the underlying entities are recorded to interest income. The Company determines whether or not consolidation of these entities is recorded through the appropriate evaluation of FIN No. 46R, Consolidation of Variable Interests.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of the 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through June 30, 2009, the Company has complied with the requirements for maintaining its REIT status.

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
(unaudited)

In 2007, to maintain the Company’s qualification as a REIT, the Company engages in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, the Company is subject to federal and state income and franchise taxes from these activities.

As of June 30, 2009, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage debt and notes payable as of June 30, 2009 was approximately $238.0 million compared to the book value of approximately $244.9 million The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income(loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income(loss)to the statement of operations  in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors.  The Company accounts for the incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.  For the three and six  months ended June 30, 2009 and 2008, the Company had no material compensation costs related to the incentive award plan.

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
(unaudited)

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

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF No.  08-6 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of EITF No.  08-6 changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of EITF No. 08-6, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009, under the guidance of EITF No. 08-6, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.  For the three  and six months ended June 30, 2009, the Company capitalized $0.8 million and $12.5 million, respectively of transaction costs incurred during the related period related to its investment in Prime Outlets Acquisitions Company (see Note 3).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The FSP is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the FSP during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the quarter ended June 30, 2009. SFAS No. 165 did not impact the consolidated results of operations or financial position.  The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 14, 2009.  During this period no material subsequent events came to the Company’s attention.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its quarter ending September 30, 2009. There will be no change to the Company’s consolidated results or operations or financial position due to the implementation of SFAS No. 168.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities as of June 30, 2009 and December 31, 2008 is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	June 30, 2009	December 31, 2008
Prime Outlets Acquistions Company	March 30, 2009	25.00%	$67,148,918	$-
Mill Run LLC	June 26, 2008	22.54%	20,159,507	19,279,406
1407 Broadway Mezz II LLC	January 4, 2007	49.00%	1,784,687	2,096,502
Total Investments in unconsolidated affiliated real estate entities			$89,093,112	$21,375,908

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The acquisition price before transaction costs for the POAC Interest was approximately $356 million, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the POAC properties (18 retail outlet malls and two development projects).  As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.   In connection with the transaction, our advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.8 million. In addition, during the three and six months ended June 30, 2009, the Company incurred additional transactions costs related to accounting and legal fees of $0.8 million and $2.7million respectively.  In accordance with EITF No. 08-6, the total transaction costs incurred during the three and six months ended June 30, 2009 of $0.8 million and $12.5 million, respectively were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity.  Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million.

See Note 12 for discussion of loans issued in connection with the contribution of the POAC Interest and see Note 15 for discussion of the tax protection agreement.

Mill Run Interest

On June 26, 2008, the Company, through the Operating Partnership, entered into Contribution and Conveyance Agreements between the Operating Partnership and (i) Arbor JRM and (ii) Arbor CJ, pursuant to which Arbor JRM and Arbor CJ contributed to the Operating Partnership an aggregate 22.54% membership interest (the “Mill Run Interest”) in Mill Run LLC in exchange for units in the Operating Partnership (See Note 1). The acquisition price for the Mill Run Interest was approximately $85 million, $19.6 million of which was in the form of equity and $65.4 million in the form of indebtedness, which matures November 2009 with a one year extension and is secured by the Mill Run Properties. As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.  The Mill Run Interest is a Class A member and a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run LLC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

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

Under the mortgage loan, the Joint Venture has available credit of approximately $10.5 million, as of June 30, 2009.  See Note 15.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

Combined Financial Information

The Company’s carrying value of its Mill Run Interest and POAC Interest differs from its share of member’s equity reported in the condensed combined balance sheet of the unconsolidated affiliated real estate entities due to the Company’s cost of its investments in excess of the historical net book values of the unconsolidated affiliated real estate entities.  The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.    The Company’s POAC Interest additional basis allocation to depreciable assets is a preliminary estimate and could change based upon the final fair value to net book value analysis, which is expected to be completed within 12 months from the date of acquisition.

The following table represents the condensed combined income statement for unconsolidated affiliated real estate entities for the three and six month period ended June 30, 2009 and June 30, 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008 (1)	June 30, 2009 (2)	June 30, 2008 (3)
	(unaudited)		(unaudited)
Revenue	$64,682,534	$9,947,767	$85,919,444	$19,680,280

Property operating expenses	30,317,160	6,721,887	41,233,541	13,051,486
Depreciation and amortization	14,700,097	3,373,699	19,835,499	6,621,161
Operating income	19,665,277	(147,819)	24,850,404	7,633

Interest expense and other, net	(13,225,808)	(1,129,840)	(16,563,318)	(3,208,734)
Net income/(loss)	$6,439,469	$(1,277,659)	$8,287,086	$(3,201,101)

The Company's share of net income/(loss), net of excess basis depreciation of $2.3 million, zero, $2.5 million and zero, respectively	$(849,155)	$(617,829)	$(740,219)	$(1,560,317)

(1)	Amounts include the three months ended June 30, 2008 for 1407 Broadway Mezz II LLC and the period June 26, 2008 through June 30, 2008 for Mill Run LLC.
(2)	Amounts include the six months ended June 30, 2009 for 1407 Broadway Mezz II LLC and Mill Run LLC plus the period March 30, 2009 through June 30, 2009 related to Prime Outlets Acquisitions Company.
(3)	Amounts include the six months ended June 30, 2008 for 1407 Broadway Mezz II LLC and the period June 26, 2008 through June 30, 2008 for Mill Run LLC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the condensed combined balance sheet for the unconsolidated affiliated real estate entities as of June 30, 2009 and December 31, 2008:

	As of	As of
	June 30, 2009	December 31, 2008 (1)
	(unaudited)

Real estate, at cost, net	$1,222,417,787	$381,016,535
Intangible assets, net	21,105,902	5,500,334
Cash and restricted cash	73,786,973	18,146,318
Other assets	99,388,702	34,736,039

Total Assets	$1,416,699,364	$439,399,226

Mortgage note payable	$1,590,511,322	$396,971,167
Other liabilities	71,404,137	40,661,034
Member capital	(245,216,095)	1,767,025

Total liabilities and members' capital	$1,416,699,364	$439,399,226

(1) Amounts include the combined balance sheets for 1407 Broadway Mezz II LLC and Mill Run LLC.

4.	Investment in Affiliate

 Park Avenue Funding

On April 16, 2008, the Company made a preferred equity contribution of $11.0 million (the “Contribution”) to PAF-SUB LLC (“PAF”), a wholly-owned subsidiary of Park Avenue Funding LLC (“Park Avenue”), in exchange for membership interests of PAF with certain rights and preferences described below (the “Preferred Units”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $0.1 million at June 30, 2009 and $0.3 million at December 31, 2008, and are included in interest receivable from related parties.   Through June 30, 2009, the Company received redemption payments from PAF of $2.1 million, of which $1.2 million was received during the six months ended June 30, 2009.  As of June 30, 2009, the Company’s investment in PAF is $8.9 million and is included in investment in affiliate, at cost in the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

5.	Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Adjusted Cost	Unrealized Gain	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$4,833,755	$168,495	$5,002,250	$9,508,760	$147,740	$9,656,500
Equity Securities, primarily REITs	1,090,544	45,168	1,135,712	6,154,259	(4,360,194)	1,794,065

Total Marketable Securities - available for sale	$5,924,299	$213,663	$6,137,962	$15,663,019	$(4,212,454)	$11,450,565

The Company has one corporate bond outstanding as of June 30, 2009, which is valued at $5.0 million matured on August 1, 2009.

The Company, in 2008, during the three months ended September 30, 2008 and December 31, 2008 recorded a write down of $9.7 million and $0.1 million, respectively for other than temporary declines on certain available-for-securities.  During the first half of 2009, the Company’s marketable securities and the overall REIT market continued to experience significant declines, which increased the duration and magnitude of the Company’s unrealized losses.  The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project.  Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  As a result, during the three months ended June 30, 2009, the Company recorded a write-down of $3.4 million for other than temporary declines on certain available-for-sale securities, which are included in Other than temporary impairment – marketable securities on the consolidated statements of operations to reflect the additional reduction from 2008 that is considered to be other than temporary.

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

Assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:

	Fair Value Measurement Using
As of June 30, 2009	Level 1	Level 2	Level 3	Total
Corporate bonds	$5,002,250	$-	$-	$5,002,250

Equity Securities, primiarily REITs	1,135,712	$-	$-	$1,135,712
Total Marketable securities - available for sale	$6,137,962	$-	$-	$6,137,962

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

6.	Intangible Assets

At June 30, 2009, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of June 30, 2009 and December 31, 2008:

	At June 30, 2009			At December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$2,782,057	$(1,933,361)	$848,696	$2,990,772	$(1,849,234)	$1,141,538

Acquired above market lease intangibles	1,135,150	(812,819)	322,331	1,150,659	(710,720)	439,939

Deferred intangible leasing costs	1,434,916	(907,609)	527,307	1,527,840	(832,824)	695,016

Acquired below market lease intangibles	(3,310,184)	2,430,264	(879,920)	(3,462,455)	2,258,021	(1,204,434)

During the three and six months ended  June 30, 2009, the Company wrote off fully amortized acquired intangible assets of approximately $0.3 million and  $0.5 million, respectively, resulting in a reduction of cost and accumulated amortization of intangible assets at June 30, 2009 compared to the December 31, 2008.  There were no additions during the three and six months ended June 30, 2009.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at June 30, 2009:

Amortization expense/(benefit) of:	Balance 2009	2010	2011	2012	2013	Thereafter	Total
Acquired above market lease value	$87,353	$96,857	$52,826	$23,379	$14,425	$47,491	$322,331

Acquired below market lease value	(230,270)	(264,833)	(125,832)	(87,911)	(86,625)	(84,449)	(879,920)

Projected future net rental income increase	$(142,917)	$(167,976)	$(73,006)	$(64,532)	$(72,200)	$(36,958)	$(557,589)

 Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statements of operations was $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively and was $0.2 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at June 30, 2009:

	Balance
Amortization expense of:	2009	2010	2011	2012	2013	Thereafter	Total
Acquired in-place leases value	$211,128	$220,938	$110,218	$72,836	$66,883	$166,693	$848,696

Deferred intangible leasing costs value	122,928	$139,469	$76,880	$46,358	$41,219	$100,453	527,307

Projected future amortization expense	$334,056	$360,407	$187,098	$119,194	$108,102	$267,146	$1,376,003

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Actual total amortization expense included in depreciation and amortization expense in our consolidated statements of operations was $0.2 million, and $0.4 million for the three months ended June 30, 2009 and 2008, respectively and was $0.5 million, and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.

7.	Future Minimum Rentals

As of June 30, 2009, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows for the remainder of 2009 and thereafter:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
$6,245,313	$10,750,371	$8,634,040	$7,193,855	$6,063,823	$20,091,761	$58,979,163

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

Mortgages payable, totaling approximately $237.5 million and $239.2 million at June 30, 2009 and December 31, 2008, respectively, consists of the following:

				Loan Amount as of
Property	Interest Rate	Maturity Date	Amount Due at Maturity	June 30, 2009	December 31, 2008

St. Augustine	6.09%	April 2016	$23,747,523	$26,569,537	$26,738,211
Southeastern Michigan Multi Family Properties	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	April 2010	10,018,750	10,456,250	11,986,971
Camden Multi Family Properties - (Five Individual Loans)	5.44%	December 2014	74,955,771	79,268,800	79,268,800
Total mortgage obligations			$222,000,771	$237,544,587	$239,243,982

LIBOR at June 30, 2009 and at December 31, 2008 was 0.30875% and 0.43625%, respectively.  Monthly installments of principal and interest are required throughout the remainder of its stated term for the St. Augustine loan and the Houston Extended Stay Hotels loans.  Monthly installments of interest only are required through the first 60 months (through July 2011) for the Southeastern Michigan multi-family properties, through the first 60 months (through November 2012) for the Oakview Plaza loan, through the first 60 months (through March 2012) for the Gulf Coast Industrial Portfolio loan, and through the first 48 months (through December 2010) for the Camden Multi-Family properties’ loans and monthly installments of principal and interest are required throughout the remainder of its stated term.  Each of the loans is secured by acquired real estate and is non-recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at June 30, 2009:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
$431,878	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,544,587

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $8.5 million were held in restricted escrow accounts at June 30, 2009. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

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

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2009.  At maturity, this mortgage loan agreement was amended extending the term for one-year to April 16, 2010 on a principal amount of $10,500,000.  The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2010.  The mortgage loan is secured by the Hotels and is guaranteed by the Company.  The weighted average interest rate related to this variable interest rate loan for three and six months ended June 30, 2009 was 4.47% and 3.30%, respectively.

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

The Company is required to maintain minimum debt service coverage ratios as defined in the loan documents for the St. Augustine; Houston extended stay hotels, Gulf Coast Industrial Portfolio and Southeastern Michigan multifamily properties.  The Company was in compliance with its financial covenants at June 30, 2009.

Interest costs capitalized related to the renovation and expansion projects during the three months ended June 30, 2009 and 2008 amounted to zero and $0.2 million, respectively and during the six months ended June 30, 2009 and 2008 amounted to zero and $0.3 million, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

9.	Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas.  The loan allowed the Company to draw up to $8.2 million, and requires monthly installments of interest only through the first 12 months and bears interest at the greater of 6.75% or 150 basis points (1.5%) in excess of LIBOR.  For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term.  The loan is secured by acquired real estate and is guaranteed by the Company.  The balance at June 30, 2009 and December 31, 2008 was $7.4 million. The construction phase of the loan matured on December 4, 2008.  The Company exercised its right to convert the loan from the construction phase to the term phase.  The term phase of the loan matures on December 4, 2009.  The weighted average interest rate for three and six months ended June 30, 2009 was 6.75%.

The agreement also required the Company to obtain an interest rate cap of LIBOR at 6.0% for the term of the loan. Due to the fact that interest rates were below the 6.0% interest rate cap, the interest rate cap had a zero fair value at June 30, 2009 and December 31, 2008.

10.	Distributions Payable

On May 13, 2009, the Company declared a dividend for the three-month period ending June 30, 2009 of $5.4 million. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The June 30, 2009 dividend was paid in full in July 2009 using a combination of cash ($3.1 million) and shares ($2.3 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

11.	Company’s Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of June 30, 2009 and December 31, 2008, the Lightstone REIT had no outstanding preferred shares.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 31.2 million and 31.0 million shares of common stock outstanding as of June 30, 2009 and December 31, 2008, respectively.

Dividends

 The Board of Directors of the Lightstone REIT declared a dividend for each quarter in 2006, 2007, 2008 and 2009. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting.  In July 2007 options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting.  At the annual stockholders meeting in August 2008 additional options for the purchase of 3,000 shares were granted to each of our three independent directors.  As of June 30, 2009, options to purchase 18,000 shares of stock were outstanding, none of which are fully vested, at an exercise price of $10. Through June 30, 2009, there were no forfeitures related to stock options previously granted.

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

Compensation expense associated with our stock option plan was not material for the three and six months ended June 30, 2009 and 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

The Series A Preferred Units holders are entitled to receive cumulative preferential distributions equal to an annual rate 4.6316%, if and when declared by the Company. The Series A Preferred Units have no mandatory redemption or maturity date. The Series A Preferred Units are not redeemable by the Operating Partnership prior to the Lockout Date of June 26, 2013. On or after the Lockout Date, the Series A Preferred Units may be redeemed at the option of the Operating Partnership (which notice may be delivered prior to the Lockout Date as long as the redemption does not occur prior to the Lockout Date), in whole but not in part, on thirty (30) days’ prior written notice at the option of the Operating Partnership, at a redemption price per Series A Preferred Unit equal to the sum of the Series A Liquidation Preference plus an amount equal to all distributions (whether or not earned or declared) accrued and unpaid thereon to the date of redemption, and the redemption price shall be payable in cash. During any redemption notice period, the holders of the Series A Preferred Units shall retain any conversion rights with respect to the Series A Preferred Units. The Series A Preferred Units shall not be subject to any sinking fund or other obligation of the Operating Partnership to redeem or retire the Series A Preferred Units.

Distributions

During the six months ended June 30, 2009, the Company paid distributions to noncontrolling interests of $1.8 million.  In addition, as of June 30, 2009, the Company declared total distributions to noncontrolling interests of $1.4 million, which were paid during July 2009.

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

 Accrued interest related to these loans totaled $1.0 million at June 30, 2009 and $1.4 million at December 31, 2008, and is included in interest receivable from related parties in the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

Fees	Amount
Selling Commission	The Dealer Manager was paid up to 7% of the gross offering proceeds, or approximately $21.0 million, before reallowance of commissions earned by participating broker-dealers.

Dealer Management Fee	The Dealer Manager was paid up to 1% of gross offering proceeds, or approximately $3.0 million, before reallowance to participating broker-dealers.

Reimbursement of Offering Expenses
Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, up to $30 million based upon maximum offering of 30 million shares. The Lightstone REIT sold a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and apply all the sales proceeds to offset such costs.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Fees	Amount
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

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the six months ended June 30, 2009, distributions of $1.6 million were declared and distributions of $1.1 million were paid related to the SLP units. Through June 30, 2009, cumulative distributions declared were $3.3 million, of which $2.8 million have been paid.  Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through June 30, 2009 and will always be subordinated until stockholders receive a stated preferred return, as described below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Lightstone REIT pursuant to the related party arrangements described above has recorded the following amounts the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)
Acquisition fees	$-	$2,336,565	$9,778,760	$2,336,565
Asset management fees	1,144,398	513,656	1,804,828	1,021,839
Property management fees	464,678	418,441	924,234	832,065
Acquisition expenses reimbursed to Advisor	-	1,265,528	902,753	1,265,528
Development fees and leasing commissions	105,139	562,488	205,331	717,162
Total	$1,714,215	$5,096,678	$13,615,906	$6,173,159

See Notes 3, 4 and 12 for other related party transactions.

14.	Segment Information

The Company currently operates in four business segments as of June 30, 2009: (i) retail real estate, (ii) residential multifamily real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2009 and 2008 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2009 and December 31, 2008. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended June 30, 2009 and 2008, and total assets as of June 30, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,796,396	$4,795,117	$1,808,342	$1,015,911	$-	$10,415,766

Property operating expenses	744,534	2,107,365	549,230	464,086	-	3,865,215
Real estate taxes	295,686	519,889	233,215	50,003	-	1,098,793
General and administrative costs	93,807	230,895	(11,489)	7,286	2,105,405	2,425,904

Net operating income (loss)	1,662,369	1,936,968	1,037,386	494,536	(2,105,405)	3,025,854

Depreciation and amortization	928,342	771,637	636,748	119,302	553	2,456,582

Operating income (loss)	$734,027	$1,165,331	$400,638	$375,234	$(2,105,958)	$569,272

Total purchases of investment property, net	$943,590	$446,090	$225,496	$(649,871)	$(23,242)	$942,063

As of June 30, 2009:
Total Assets	$106,385,254	$142,897,493	$73,535,133	$18,335,610	$150,161,998	$491,315,488

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended June 30, 2008
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$1,991,125	$5,092,564	$1,925,195	$928,535	$-	$9,937,419

Property operating expenses	614,582	2,565,684	471,677	471,209	-	4,123,152
Real estate taxes	238,511	514,809	252,055	43,059	-	1,048,434
General and administrative costs	26,644	130,769	34,842	(3,268)	5,738,997	5,927,984

Net operating income	1,111,388	1,881,302	1,166,621	417,535	(5,738,997)	(1,162,151)

Depreciation and amortization	646,151	742,244	743,210	110,540	-	2,242,145

Operating income (loss)	$465,237	$1,139,058	$423,411	$306,995	$(5,738,997)	$(3,404,296)

Total purchases of investment property net	$3,660,027	$43,521	$192,085	$959,952	$-	$4,855,585

As of June 30, 2008

Total Assets	$83,760,925	$144,371,595	$79,187,363	$18,207,892	$119,530,832	$445,058,607

 Selected results of operations for the six months ended June 30, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Six Months Ended June 30, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,569,925	$9,646,788	$3,696,980	$1,956,172	$-	$20,869,865

Property operating expenses	1,524,270	4,504,418	946,951	902,664	-	7,878,303
Real estate taxes	609,646	1,040,817	466,427	109,690	-	2,226,580
General and administrative costs	182,050	505,317	(2,141)	3,335	3,238,162	3,926,723

Net operating income (loss)	3,253,959	3,596,236	2,285,743	940,483	(3,238,162)	6,838,259

Depreciation and amortization	1,841,770	1,531,803	1,265,126	234,143	830	4,873,672

Operating income (loss)	$1,412,189	$2,064,433	$1,020,617	$706,340	$(3,238,992)	$1,964,587

Total purchases of investment property, net	$1,283,904	$684,862	$239,862	$(554,369)	$-	$1,654,259

	For the Six Months Ended June 30, 2008
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$4,008,711	$10,081,502	$3,952,058	$1,668,957	$-	$19,711,228

Property operating expenses	1,283,682	5,009,781	1,068,821	877,177	-	8,239,461
Real estate taxes	451,018	1,044,974	494,981	95,654	-	2,086,627
General and administrative costs	41,973	261,585	58,794	8,034	6,593,814	6,964,200

Net operating income (loss)	2,232,038	3,765,162	2,329,462	688,092	(6,593,814)	2,420,940

Depreciation and amortization	1,197,282	1,479,000	1,511,370	215,063	-	4,402,715

Operating income (loss)	$1,034,756	$2,286,162	$818,092	$473,029	$(6,593,814)	$(1,981,775)

Total purchases of investment property	$5,136,878	$193,359	$447,116	$1,770,306	$-	$7,547,659

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

15.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, as of December 31, 2008, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509.  Because Lehman did not honor October 2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a  motion dated February 6, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies.   Lehman funded the pending draw requests of approximately $3.0 million on April 17, 2009, following which we voluntarily dismissed our action without prejudice.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. As of June 30, 2009, the Company has complied with the requirements for maintaining its REIT status.

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

Through June 30, 2009, Lightstone REIT has completed eight acquisitions: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006 a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

In addition, as of June 30, 2009, Lightstone REIT has acquired three investments in unconsolidated affiliated real estate entities: a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a 22.54% membership interest in a limited liability corporation which owns two factory outlet centers in Orlando, Florida, on June 26, 2008; and  a 25% membership interest in an affiliated limited liability company which owns 18 factory outlet centers located in 15 different states in the United States, on March 30, 2009.  In addition on April 16, 2008, Lightstone REIT made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company.

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

We believe that the quality of our investment properties is strong.  Our occupancy rates for our retail properties (wholly- owned as well as investments in unconsolidated affiliated real estate entities) at June 30, 2009 compared to those at December 31, 2008 remained at approximately 90%, which includes our St. Augustine outlet mall which recently completed an expansion during the last quarter of 2008.  For our multifamily properties, occupancy rates at June 30, 2009 were 87.8% compared to those at December 31, 2008 of 90.7%.   As a result of the current state of the economy, we expect leasing will be challenging throughout 2009 and into 2010.

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

Portfolio Summary –
	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2009	Annualized Revenues based on rents at June 30, 2009
Wholly-Owned Real Estate Properties:

Retail
Wholly-owned:
St. Augustine Outlet Mall (1)	St. Augustine, FL	1998	338,414	85.4%	$4.5 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,103	99.3%	$2.4 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
	Subtotal wholly-owned		576,730	91.3%

Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center	Orlando, FL	1991-2008	978,234	93.1%	$27.8 million
Prime Outlets Acquisition Company (18 retail outlet malls) (2)	Various		6,392,661	93.2%	$117.9 million
	Subtotal unconsolidated affiliated real estate entities		7,370,895	93.2%

		Retail Total	7,947,625	93.1%
	(1) Expansion substantially completed November 2008
	(2) Company acquired 25% interest on March 30, 2009

Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	86.2%	$3.0 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,260	76.5%	$2.0 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	96.2%	$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,316	4.2%	$0.1 million
		Industrial Total	1,283,068	66.3%

Residential:	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2009	Annualized Revenues based on rents at June 30, 2009
Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965-1972	1,017	87.0%	$7.5 million
Southeast Apt's (Five Multi-Family Apartment Buildings)	Greensboro/Charlotte, NC & Tampa, FL	1980-1987	1,576	88.3%	$10.6 million
		Residential Total	2,593	87.8%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2009	Revenue per Available Room through June 30, 2009
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	52,671	71.7%	$36.62

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2009	Annualized Revenues based on rents at June 30, 2009
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	77.6%	$33.5 million

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

The acquisition price before transaction costs for the POAC Interest was approximately $356 million, excluding transaction costs, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the POAC properties (18 retail outlet malls and two development projects).   In connection with the transaction, our advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $9.8 million. In addition, during the three and six months ended June 30, 2009, the Company incurred additional transactions costs related to accounting and legal fees of $0.8 million and $2.7 million, respectively.  In accordance with EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"), the total transaction costs incurred during the three and six months ended June 30, 2009 of $0.8 million and $12.5 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity.  Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2009, we implemented new accounting standards which changed the accounting for business combinations and investments under the equity method, as well as the reporting of noncontrolling interests, formerly titled minority interests.  See New Accounting Pronouncements below for discussion of impact to our policies.  These were the only changes during the six months ended June 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Treatment of Management Compensation and Expense Reimbursements

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Lightstone REIT are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in affiliated real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Manager.  These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

As of June 30, 2009, the Company had no material uncertain income tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

For the Three Months Ended June 30, 2009 vs. June 30, 2008

Consolidated

Revenues

Total revenues increased by $0.5 million to $10.4 million for the three months ended June 30, 2009 compared to $9.9 million for the three months ended June 30, 2008.  The increase is related to additional revenues of $0.8 million within our Retail segment primarily associated with the expansion at our St. Augustine Outlet Mall, which was substantially completed in November 2008.  This increase was offset by a decline of approximately $0.3 million within our Multi Family segment due to increased rent concessions during the current period compared to the same period a year ago.

Property operating expenses

Property operating expenses decreased by $0.2 million to approximately $3.9 million, for the three months ended June 30, 2009, compared to $4.1 million for the same period in 2008 primarily as a result of a decrease in repair and maintenance expense within our Multi Family segment.  In the prior year, this segment incurred additional costs due to a significant turnover in tenants at the beginning of 2008.

Real estate taxes

Real estate taxes increased by $0.1 million to approximately $1.1 million, for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase within our Retail segment as a result of our expansion at our St. Augustine Outlet Mall.

General and administrative expenses

General and administrative costs decreased by $3.5 million to $2.4 million for the three months ended June 30, 2009 compared to $5.9 million during the three months ended June 30, 2008 due to a reduction of $4.1 million in acquisition fees expensed, including closing costs, related to our investment in unconsolidated affiliated real estate entities.   These type of costs were expensed during 2008 and effective January 1, 2009, in accordance with EITF No. 08-6,  these type of costs incurred during 2009 were capitalized as part of the investment as discussed above in 2009 Acquisitions and Investments section.  Offsetting this decline was an increase of $0.6 million related to asset management fees due to an increase in the average asset value at June 30, 2009 compared to June 30, 2008 and $0.1 million related to an increase in bad debt expense predominately within our multi family residential properties.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million to $2.5 million for the three months ended June 30, 2009 compared to same period in 2008 primarily due to additional depreciation expense recorded for our St. Augustine Outlet, which substantially completed its expansion during November 2008.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.2 million for the three months ended June 30, 2009 compared to 2008. The increase is due to interest capitalized of $0.2 million during the three months ended June 30, 2008 compared to $0 during 2009.

Loss on sale of marketable securities

Loss on sale of marketable securities decreased by $0.8 million for the  three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to timing of sales of securities and difference in cost basis compared to proceeds received on sale.   During the three months ended June 30, 2009, we sold marketable securities for a loss of $0.8 million.  During the three months ended June 30, 2008, we did not have any sale of marketable securities transactions.

Other than temporary impairment – marketable securities

During the three months ended June 30, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary.  No such impairments were recorded during the three months ended June 30, 2008 (See note 5 of notes to consolidated financial statements).

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities for the three months ended June 30, 2009 was $0.8 million compared to a $0.6 million during the three months ended June 30, 2008.   The reduction in the loss from unconsolidated affiliated real estate is as a result of improved performance from our 49% investment in 1407 Broadway of $0.6 million.  This improvement is due to lower amortization expense as a result of assets becoming fully amortized during the current year plus a reduction in interest expense driven by lower LIBOR rates during the three months ended June 30, 2009 compared to the same period in 2008. Also, included in the three months ended June 30, 2009 is an increase in income due to our portion of the income related to our investment of POAC, which was acquired March 30, 2009 of $0.6 million and Mill Run which was acquired June 26, 2008 of $0.9 million.  Offsetting the increase of $2.1 million associated with the net income from these three investments is $2.3 million of additional depreciation expense recorded during the six months ended June 30, 2009 associated with the difference in the Company’s cost of these investments in excess of their historical net book values.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Three Months Ended June 30, 2009 compared to June 30, 2008

Retail Segment
			Variance
	For the Three Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$2,796,396	$1,991,125	$805,271	40.4%
NOI	1,662,369	1,111,388	550,981	49.6%
Average Occupancy Rate for period	90.3%	90.9%		-0.7%

Revenue increased $0.8 million to $2.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of additional revenues of $0.7 million associated with the expansion at our St. Augustine Outlet Center.  The average occupancy rate per period decreased for the three months ended June 30, 2009 compared to 2008 as a result of an increase of approximately 87,000 in leasable square feet at our St. Augustine Outlet center as part of the expansion which was substantially completed in November 2008.

Net operating income increased by $0.6 million to $1.7 million primarily as a result of the increase in revenue offset by increased property expenses associated with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi Family Segment

Variance
For the Three Months Ended	Increase/(Decrease)
June 30, 2009	June 30, 2008	$	%
(unaudited)
Revenue	$4,795,117	$5,092,564	$(297,447)	-5.8%
NOI	1,936,968	1,881,302	55,666	3.0%
Average Occupancy Rate for period	88.1%	86.9%	1.4%

Revenue decreased by $0.3 million to $4.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.   As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent concessions during the three months ended June 30, 2009 compared to the same period in 2008.  The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.3 million.

Net operating income increased slightly to $1.9 million for the three months ended June 30, 2009 from the three months ended June 30, 2008.  The increase is a result a decline in repairs and maintenance expense compared to the prior year offset by the decline in revenue plus higher bad debt expense incurred during the 2009 period of approximately $0.1 million.

Industrial Segment

			Variance
	For the Three Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$1,808,342	$1,925,195	$(116,853)	-6.1%
NOI	1,037,386	1,166,621	(129,235)	-11.1%
Average Occupancy Rate for period	66.7%	69.6%		-4.2%

Revenue decreased slightly by $0.1 million to $1.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Net operating income decreased by $0.1 million to $1.0 million during three months ended June 30, 2009.  These declines were due to a reduction in the average occupancy rate as a result of the expiration of certain tenant leases  and timing of re-leasing the space.

Hospitality

			Variance
	For the Three Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$1,015,911	$928,535	$87,376	9.4%
NOI	494,536	417,535	77,001	18.4%
Average Occupancy Rate for period	76.3%	68.8%		10.9%
Average Revenue per Available Room for period	$37.54	$34.71	$3.00	8.6%

Revenue increased slightly to $1.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.   The increase is a result of a combination of an increase in occupancy rates and the average revenue per available room.  During the beginning part of the 2008 year, the hotels were undergoing renovations which included implementing a national reservation system, installing new carpeting, upgrading guest room and constructing swimming pools.  These renovations were completed during 2008 and have directly benefited the revenue generation at our hotels.

Net operating income increased by $0.1  million to $0.5 million for the three months ended June 30, 2009 compared to the same period in 2008 as a result of an the increase in revenue.

For the Six Months Ended June 30, 2009 vs. June 30, 2008

Consolidated

Revenues

Total revenues increased by $1.2 million to $20.9 million for the six months ended June 30, 2009 compared to $19.7 million for the six months ended June 30, 2008. The increase is related to additional revenues of $1.6 million within our Retail segment primarily associated with our Brazos Crossing Power Center, which opened during March 2008 and the expansion at our St. Augustine Outlet Mall, which was substantially completed in November 2008.  This increase was offset by a decline of approximately $0.4 million within our Multi Family segment due to increased rent concessions during the current period compared to the same period a year ago.

Property operating expenses

Property operating expenses decreased by $0.3 million to approximately $7.9 million, for the six months ended June 30, 2009, compared to $8.2 million for the same period in 2008 primarily as a result of a decrease in repair and maintenance expense within our Multi Family segment.  In the prior year, this segment incurred additional costs associated due to a significant turnover in tenants at the beginning of 2008.

Real estate taxes

Real estate taxes increased by $0.1 million to approximately $2.2 million, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase within our Retail segment as a result of the grand opening of our Brazos Crossing Power Center as well as the recent expansion at our St. Augustine Outlet Mall.

General and administrative expenses

General and administrative costs decreased by $3.1 million to $3.9 million for the six months ended June 30, 2009 compared to $7.0 million during the six months ended June 30, 2008 due to a reduction of $4.1 million in acquisition fees expensed, including closing costs, related to our investment in unconsolidated affiliated real estate entities.   These type of costs were expensed during 2008 and effective January 1, 2009, in accordance with EITF No. 08-6,  these type of costs incurred during 2009 were capitalized as part of the investment as discussed above in 2009 Acquisitions and Investments section.  Offsetting this decline was an increase of $0.8 million related to asset management fees due to an increase in the average asset value at June30, 2009 compared to June 30, 2008 and $0.3 million related to an increase in bad debt expense predominately within our multi family residential properties.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million to $4.9 million for the six months ended June 30, 2009 compared to same period in 2008 primarily due to depreciation expense recorded for our Brazos Crossing Power Center, which opened in March 2008, and our St. Augustine Outlet, which substantially completed its expansion during November 2008.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.2 million for the three months ended June 30, 2009 compared to 2008. The increase is due to interest capitalized of $0.3 million during the six months ended June 30, 2008 compared to $0 during 2009.

Loss on sale of marketable securities

 Loss on sale of marketable securities decreased by $0.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to timing of sales of securities and difference in cost basis compared to proceeds received on sale.   During the six months ended June 30, 2009, we sold marketable securities for a loss of $0.8 million.  During the three months ended June 30, 2008, we did not have any sale of marketable securities transactions.

Other than temporary impairment – marketable securities

During the six months ended June 30, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary.  No such impairments were recorded during the six months ended June 30, 2008 (See note 5 of notes to consolidated financial statements).

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities for the six months ended June 30, 2009 was $0.7 million compared to a $1.6 million during the six months ended June 30, 2008.   The reduction in the loss from unconsolidated affiliated real estate is as a result of improved performance from our 49% investment in 1407 Broadway of $1.2 million.  This improvement is due to lower amortization expense as a result of assets becoming fully amortized during the current year plus a reduction in interest expense driven by lower LIBOR rates during the six months ended June 30, 2009 compared to the same period in 2008. Also, included in the six months ended June 30, 2009 is our portion of the income related to our investment of POAC, which was acquired March 30, 2009 of $0.6 million and Mill Run which was acquired June 26, 2008 of $1.5 million.  Offsetting the increase in income of $3.3 million associated with the net income from these three investments is $2.5 million of additional depreciation expense recorded during the six months ended June 30, 2009 associated with the difference in the Company’s cost of these investments in excess of their historical net book values.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Six Months Ended June 30, 2009 compared to June 30, 2008

Retail Segment
			Variance
	For the Six Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$5,569,925	$4,008,711	$1,561,214	38.9%
NOI	3,253,959	2,232,038	1,021,921	45.8%
Average Occupancy Rate for period	89.4%	91.8%		-2.6%

Revenue increased $1.6 million to $5.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of additional revenues of $1.2 million associated with the expansion at our St. Augustine Outlet Center and $0.3 million with the opening of our Brazos Crossing Power Center during March 2008.   The average occupancy rate per period decreased for the six months ended June 30, 2009 compared to 2008 as a result of an increase of approximately 87,000 in leasable square feet at our St. Augustine Outlet center as part of the expansion which was substantially completed in November 2008.

Net operating income increased by $1.0 million to $3.3 million primarily as a result of the increase in revenue offset by increased property expenses associated with our Brazos Crossing Power Center being open for a full quarter in 2009 compared to 2008 and additional costs associated with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi Family Segment

			Variance
	For the Six Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$9,646,788	$10,081,502	$(434,714)	-4.3%
NOI	3,596,236	3,765,162	(168,926)	-4.5%
Average Occupancy Rate for period	88.7%	86.3%		2.8%

Revenue decreased by $0.4 million to $9.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.   As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent abatements during the six months ended June 30, 2009 compared to the same period in 2008.  The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.5 million.  This decline has been partially offset by an increase in average occupancy.

Net operating income decreased by $0.2 million to $3.6 million for the six months ended June 30, 2009 from $3.8 million for the six months ended June 30, 2008.  The decrease is a result of the decline in revenue of $0.4 million plus higher bad debt expense incurred during the 2009 period of approximately $0.2 million offset by a decrease in repair and maintenance costs during 2009 due to significant turnover in tenants at the beginning of 2008.

Industrial Segment

			Variance
	For the Six Months Ended		Increase/(Decrease)
	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$3,696,980	$3,952,058	$(255,078)	-6.5%
NOI	2,285,743	2,329,462	(43,719)	-1.9%
Average Occupancy Rate for period	66.6%	70.7%		-5.8%

Revenue decreased by $0.3 million to $3.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of a decline in the average occupancy rate and a reduction in tenant recoveries of $0.2 million.  The reduction in tenant recoveries is due to lower property expenses incurred that are reimbursed by the tenants during the six months ended June 30, 2009 compared to the 2008 period.

Net operating income decreased slightly for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the decline in revenue offset by a decline in bad debt expense of approximately $0.1 million as a result of a tenant defaults in the prior year which did not occur in 2009.  The impact of the lower property expenses was offset by a reduction in tenant recoveries of $0.2 million.

Hospitality

			Variance
	For the Six Months Ended		Increase/(Decrease)

	June 30, 2009	June 30, 2008	$	%
	(unaudited)
Revenue	$1,956,172	$1,668,957	$287,215	17.2%
NOI	940,483	688,092	252,391	36.7%
Average Occupancy Rate for period	71.7%	61.9%		15.8%
Average Revenue per Available Room for period	$36.62	$31.13	$5.00	16.1%

Revenue increased by $0.3 million to $2.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.   The increase is a result of a combination of an increase in occupancy rates and the average revenue per available room.  During the beginning part of the 2008 year, the hotels were undergoing renovations which included implementing a national reservation system, installing new carpeting, upgrading guest room and constructing swimming pools.  These renovations were completed during 2008 and have directly benefited the revenue generation at our hotels.

Net operating income increased by $0.3  million to $0.9 million for the six months ended June 30, 2009 compared to the same period in 2008 as a result of an the increase in revenue.

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

 Our public offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to our dividend reinvestment plan.  For the three and a six months ended June 30, 2009, we received proceeds from our dividend reinvestment plan of $2.3 million and $4.7 million, respectively.  Our cumulative gross offering proceeds through June 30, 2009 were $311.7 million, which includes $12.4 million of proceeds from the dividend reinvestment plan since its inception.

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

We currently have $237.5 million of outstanding mortgage debt, and an additional $7.4 million of outstanding notes payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

The Company does not have any other significant capital plans for 2009.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2009, our total borrowings represented 96.8% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)
Acquisition fees	$-	$2,336,565	$9,778,760	$2,336,565
Asset management fees	1,144,398	513,656	1,804,828	1,021,839
Property management fees	464,678	418,441	924,234	832,065
Acquisition expenses reimbursed to Advisor	-	1,265,528	902,753	1,265,528
Development fees and leasing commissions	105,139	562,488	205,331	717,162
Total	$1,714,215	$5,096,678	$13,615,906	$6,173,159

As of June 30, 2009, we had approximately $48.2 million of cash and cash equivalents on hand and $6.1 million of marketable securities.  Our cash and cash equivalents on hand and our marketable securities resulted primarily from proceeds from our Offering.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2008
	(unaudited)
Cash flows provided by (used in) operating activities	$1,728,369	$(1,815,316)
Cash flows used in investing activities	(12,862,609)	(72,351,518)
Cash flows (used in) provided by financing activities	(6,764,499)	70,702,499
Net change in cash and cash equivalents	(17,898,739)	(3,464,335)

Cash and cash equivalents, beginning of the period	66,106,067	29,589,815
Cash and cash equivalents, end of the period	$48,207,328	$26,125,480

During the six months ended June 30, 2009, our principal source of cash flow was derived from proceeds from the issuance of SLP units and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

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

Operating activities

During the six months ended June 30, 2009, cash flows provided by operating activities was $1.7 million compared to cash used by operating activities of $1.8 million during the six months ended June 30, 2008 resulting in a total change of $3.5 million.  The change is primarily driven an increase of $4.9 million in net income, adjusted for non cash charges offset by timing of payments to our Sponsor of $2.2 million for asset management fees.

Investing activities

Cash used in investing activities for the six months ended June 30, 2009 of $12.9 million relates to the following:
•	$12.9 million of the transaction costs paid related to our investment in POAC
•
$6.0 million related to the funding of investment property purchases, of which $4.0 million relates to funding of tenant allowances.  These additional tenant allowances relate to the timing of payments associated with our St. Augustine Outlet Mall expansion.  We expect additional tenant allowances to be funded during 2009.

•
Offset by proceeds of $5.5 million associated with proceeds from the maturity of a corporate bond of $5.0 million and $0.5 from the sale of marketable securities, plus $1.2 million in redemption payments received related to our investment in affiliate.

Cash used in investing activities for the six months ended June 30, 2008 of $72.4 million resulted primarily from the following:
•
$49.5 million note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in Prime Outlets Acquisition Company, which owns 18 retail outlet malls and two development projects;

•	a preferred equity contribution of $11.0 million into a real estate lending company which is an affiliate of our Sponsor
•	$7.5 million on investments in real estate, primarily related to the renovation and expansion project at our St. Augustine Outlet Mall; and
•	$4.0 million in net purchases of marketable securities.

Financing activities

Cash used in financing activities of $6.7 million during the six months ended June 30, 2009 primarily related to (i) the  payments of distributions to common shareholders and noncontrolling interests of $7.9 million; (ii) $1.7 million of principal payments on debt primarily associated with the pay down of $1.2 million related to the amendment to the hotels  loan.  The original loan matured in April 2009; (iii) $1.7 million issuance of note receivable to noncontrolling interest (see note 12 of notes to consolidated financial statements for further discussion); (iv) and $2.4 million associated with redemption of common shares during the period.  These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

Cash provided by financing activities during the six months ended June 30, 2008 of $70.7 million is primarily from the issuance of common stock ($88.2 million), proceeds from issuance of SLP units ($9.3 million), offset by the payment of offering costs ($8.2 million) and the issuance of a note receivable ($17.6 million) entered into in connection with our investment in Mill Run (two retail outlet malls in Orlando, Florida).

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2009.

Contractual Obligations	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Mortgage Payable [1]	$431,878	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,544,587
Note Payable[2]	7,377,944	-	-	-	-	-	7,377,944
Interest Payments[3]	7,094,169	13,309,983	13,067,707	12,980,592	12,772,092	27,751,042	86,975,585

Total Contractual Obligations	$14,903,991	$23,863,259	$14,654,664	$15,761,604	$15,879,447	$246,835,151	$331,898,116

1)	These amounts represent mortgage payable obligations outstanding as of June 30, 2009.
2)	Amount represents note payable obligation outstanding as of June 30, 2009.
3)
These amounts represent future interest payments related to mortgage and note payable obligations based on the fixed and variable interest rates specified in the associated debt agreement.  All variable rate debt agreements are based on the one month LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of June 30, 2009 was used.

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

Below is a reconciliation of net loss to FFO for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(6,994,542)	$(6,218,694)	$(7,752,846)	$(8,279,951)
Adjustments:
Depreciation and amortization of real estate assets	2,456,582	2,242,145	4,873,672	4,402,715

Equity in depreciation and amortization for unconsolidated affiliated real estate entities	6,540,350	1,619,509	8,412,410	3,210,766
FFO	2,002,390	(2,357,040)	5,533,236	(666,470)
Less: FFO attributable to noncontrolling interests	(25,793)	36	(39,909)	(9)
FFO attributable to Company's common shares	$1,976,597	$(2,357,004)	$5,493,327	$(666,479)

FFO per Company's common share, basic and diluted	$0.06	$(0.12)	$0.18	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	31,205,067	19,797,471	31,157,435	17,302,874

 Included in FFO for the three and six months ended June 30, 2009 are non cash related items of $3.4 million related to an other than temporary impairment charge for marketable securities and $0.8 million loss related to the sale of equity securities recorded during the three months end June 30, 2009.   Included in FFO for the three and six months ended June 30, 2008 are acquisition fees expensed of $4.1 million associated with the investment in Mill Run.  Effective January 1, 2009, in accordance with EITF No. 08-06, these type of charges are capitalized to the investment.

For the three months ended June 30, 2009, 100% of our distributions declared for the period to our common shareholders were funded or will be funded with funds from operations, adjusted for non cash related items.

For the six months ended June 30, 2009, approximately 87% of our distributions to our common shareholders were funded or will be funded with funds from operations, adjusted for non cash related items and 13% were funded or will be funded from the uninvested proceeds from the sale of shares from our offering.

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

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations" ("EITF No. 08-6"). EITF No. 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF No.  08-6 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of EITF No.  08-6 changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of EITF No. 08-6, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009, under the guidance of EITF No. 08-6, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of the investment.  For the three and six months ended June 30, 2009, the Company capitalized $0.8 million and $12.5 million, respectively, of transaction costs incurred during the period related to its investment in Prime Outlets Acquisitions Company (see Note 3 of notes to consolidated financial statements).

In April 2009, FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.   The FSP is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the FSP during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the quarter ended June 30, 2009.  SFAS No. 165 did not impact the consolidated results of operations or financial position. .  The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 14, 2009.  During this period no material subsequent events came to the Company’s attention.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 198 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its quarter ending September 30, 2009. There will be no change to the Company’s consolidated results or operations or financial position due to the implementation of SFAS No. 168.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2009, we had an interest rate cap agreement outstanding for LIBOR at 6.0% related to our note payable obligation as per our debt agreement. At June 30, 2009, the fair value of this interest rate cap agreement was zero.  We did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes.  We regularly review the market prices of these investments for impairment purposes.  As of June 30, 2009, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.6 million.

The following table shows the mortgage and note payable obligations maturing during the next five years and thereafter at June 30, 2009:

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

Mortgage Payable	$431,878	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,544,587
Note Payable	7,377,944	-	-	-	-	-	7,377,944

Total maturities	$7,809,822	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$244,922,531

As of June 30, 2009, approximately $17.8 million, or 7%, of our debt (mortgage and note payable obligations combined) are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage debt and notes payable as of June 30, 2009 was approximately $238.0 million compared to the book value of approximately $244.9 million.  The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2009, we had no off-balance sheet arrangements.

 We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4T. CONTROLS AND PROCEDURES.

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, as of December 31, 20080, Lehman has loaned a total of $127,250,000, leaving borrowing availability of $13,540,509.  Because Lehman did not honor October 2008 and January 2009 draws that are well within Office Owner’s borrowing limits, Office Owner filed a  motion dated February 6, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan, seek a replacement senior lender for the remaining unfunded portion of the loan, and pursue other remedies.   Lehman funded the pending draw requests of approximately $3.0 million on April 17, 2009, following which we voluntarily dismissed our action without prejudice.

As of the date hereof, we are not a party to any other material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did repurchase approximately 0.3 million shares.

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan.   As of June 30, 2009, cumulative gross offering proceeds were approximately $311.7 million, which includes $12.4 million of proceeds from the dividend reinvestment plan. From the effective date of the Offering through its closing, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense Amount
Underwriting discounts and commissions	$23,847,655
Other expenses paid to non-affiliates	6,340,647
Total offering expenses	$30,188,302

With net offering proceeds of $311.7 million as of June 30, 2009, and mortgage debt in the amount of $237.5 million, and note payable obligation of $7.4 million outstanding as of June 30, 2009, we acquired approximately $419.6 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At June 30, 2009

Construction of plant, building and facilities	$33,417,398
Purchase of real estate interests	184,526,226
Repayment of indebtedness	2,157,420
Cash and cash equivalents (as ofJune 30, 2009)	48,207,490
Gross Temporary investments (as of June 30, 2009)	15,879,790
Other uses	27,551,775

Total uses	$311,740,099

As of August 7, 2009, we have sold approximately 31.3 million shares at an aggregate of price of approximately $314.1 million, which includes proceeds from our Dividend Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2009	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)