Form 10-Q
period 2009-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2009-11-16
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐  No ☑

As of November 6, 2009, there were 31.5 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Investment property:
Land	$55,979,164	$65,050,624
Building	231,832,643	273,255,468
Construction in progress	347,181	3,318,021

Gross investment property	288,158,988	341,624,113
Less accumulated depreciation	(14,051,674)	(17,287,242)
Net investment property	274,107,314	324,336,871

Investments in unconsolidated affiliated real estate entities	132,333,242	21,375,908
Investment in affiliate, at cost	8,283,336	10,150,000
Cash and cash equivalents	22,705,537	66,106,067
Marketable securities	879,996	11,450,565
Restricted escrows	7,185,113	7,773,705
Tenant accounts receivable, net	1,203,686	2,073,756
Other accounts receivable, primarily escrow receivable	17,763	1,238,894
Note receivable, related party	-	48,500,000
Acquired in-place lease intangibles (net of accumulated amortization of $1,924,752 and $1,849,234, respectively)	732,522	1,141,538
Acquired above market lease intangibles (net of accumulated amortization of $813,675 and $710,720, respectively)	274,155	439,939
Deferred intangible leasing costs (net of accumulated amortization of $919,288 and $832,824, respectively)	459,954	695,016
Deferred leasing costs (net of accumulated amortization of $288,268 and $158,792, respectively)	1,247,013	1,019,225
Deferred financing costs (net of accumulated amortization of $931,225 and $634,612, respectively)	1,461,347	1,723,093
Interest receivable from related parties	1,001,884	1,815,279
Prepaid expenses and other assets	2,776,162	1,969,384

Total Assets	$454,669,024	$501,809,240

Liabilities and Equity
Mortgage payable	$237,287,774	$239,243,982
Note payable	7,358,445	7,416,941
Accounts payable and accrued expenses	4,489,283	8,518,275
Due to sponsor and other affiliates	11,696,163	1,145,890
Tenant allowances and deposits payable	1,255,732	5,673,760
Distributions payable	5,519,406	-
Prepaid rental revenues	1,291,907	978,648
Acquired below market lease intangibles (net of accumulated amortization of $2,476,823 and $2,258,021, respectively)	752,008	1,204,434

Total Liabilities	269,650,718	264,181,930

Commitments and contingencies

Equity
Company's stockholders' equity:

Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized, 31,279,146 and 30,985,544 shares issued and outstanding, respectively	312,791	309,855
Additional paid-in-capital	278,408,582	275,589,300
Accumulated other comprehensive gain/(loss)	364,582	(4,212,454)
Accumulated distributions in addition to net loss	(135,255,187)	(57,173,374)
Total Company's stockholder’s equity	143,830,768	214,513,327
Noncontrolling interests	41,187,538	23,113,983
Total Equity	185,018,306	237,627,310
Total Liabilities and Equity	$454,669,024	$501,809,240

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:
Rental income	$8,863,816	$9,191,180	$27,326,273	$26,841,456
Tenant recovery income	1,277,035	1,075,673	3,684,443	3,136,626

Total revenues	10,140,851	10,266,853	31,010,716	29,978,082

Expenses:
Property operating expenses	4,029,502	4,712,463	11,907,805	12,951,925
Real estate taxes	1,093,325	1,030,937	3,319,905	3,117,564
General and administrative costs	1,891,522	1,335,185	5,818,245	8,299,384
Impairment of long lived assets, net of gain on disposal	44,960,800	-	44,960,800	-
Depreciation and amortization	2,694,337	2,136,873	7,568,009	6,539,587

Total operating expenses	54,669,486	9,215,458	73,574,764	30,908,460

Operating (loss) income	(44,528,635)	1,051,395	(42,564,048)	(930,378)

Other income, net	145,453	120,873	510,474	385,512
Interest income	1,038,464	1,550,433	3,076,695	3,528,156
Interest expense	(3,653,893)	(3,492,802)	(10,816,747)	(10,473,022)
Gain/(loss) on sale of marketable securities	1,187,620	(7,454)	343,724	(7,454)
Other than temporary impairment - marketable securities	-	(9,733,015)	(3,373,716)	(9,733,015)
Loss from investments in unconsolidated affiliated real estate entities	(3,508,079)	(676,194)	(4,248,298)	(2,236,511)

Net loss	(49,319,070)	(11,186,764)	(57,071,916)	(19,466,712)

Less: net loss attributable to noncontrolling interests	673,924	173	767,040	322

Net loss attributable to Company's common shares	$(48,645,146)	$(11,186,591)	$(56,304,876)	$(19,466,390)

Net loss per Company's common share, basic and diluted	$(1.55)	$(0.44)	$(1.80)	$(0.97)

Weighted average number of common shares outstanding, basic and diluted	31,297,445	25,464,696	31,204,618	20,058,683

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE GAIN/(LOSS)
(UNAUDITED)

	Preferred Shares		Common Shares
	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Distributions in Excess of Net Loss	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2008	-	$-	30,985,544	$309,855	$275,589,300	$(4,212,454)	$(57,173,374)	$23,113,983	$237,627,310

Comprehensive loss:
Net loss	-	-	-	-	-	-	(56,304,876)	(767,040)	(57,071,916)

Unrealized gain on available for sale securities	-	-	-	-	-	499,314	-	49,395	548,709

Reclassification adjustment for loss realized in net loss	-	-	-	-	-	4,077,722	-	(122)	4,077,600
Total comprehensive loss									(52,445,607)

Distributions declared	-	-	-	-	-	-	(21,776,937)	-	(21,776,937)

Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,200,003)	(3,200,003)
Proceeds from special general partner interest units	-	-	-	-	-	-	-	6,982,534	6,982,534

Redemption and cancellation of shares	-	-	(453,167)	(4,532)	(4,267,550)			-	(4,272,082)
Shares issued from distribution reinvestment program	-	-	746,769	7,468	7,086,832	-	-	-	7,094,300

Issuance of equity in subsidiary in exchange for payment of acquisition fee (see Note 13)	-	-	-	-	-	-	-	6,878,087	6,878,087

Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	78,988,411	78,988,411
Note receivable secured by noncontrolling interest units	-	-	-	-	-	-	-	(70,857,707)	(70,857,707)
BALANCE, September 30, 2009	-	$-	31,279,146	$312,791	$278,408,582	$364,582	$(135,255,187)	$41,187,538	$185,018,306

The Company’s notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,071,916)	$(19,466,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,140,070	6,100,190
Impairment of long lived assets, net of gain on disposal	44,960,800	-
(Gain)/loss on sale of marketable securities	(343,724)	7,454
Realized loss on impairment of marketable securities	3,373,716	9,733,015
Amortization of deferred financing costs	284,657	368,625
Amortization of deferred leasing costs	427,939	439,397
Amortization of above and below-market lease intangibles	(286,641)	(632,518)
Equity in loss from investments in unconsolidated affiliated real estate entities	4,248,298	2,236,511
Provision for bad debts	785,987	990,613
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	154,085	(1,567,703)
Decrease/(increase) in tenant and other accounts receivable	980,160	(1,032,029)
Increase in tenant allowance and security deposits payable	250,023	31,335
Decrease)/increase in accounts payable and accrued expenses	(2,450,934)	9,882,151
Increase/(decrease) in due to sponsor	132,485	(3,209,190)
(Decrease)/increase in prepaid rental revenues	313,259	(26,645)
Net cash provided by operating activities	2,898,264	3,854,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(7,875,155)	(22,656,237)
Purchase of marketable securities	-	(9,290,458)
Proceeds from sale of marketable securities	12,166,886	83,562
Issuance of note receivables, related party	-	(49,500,000)
Investment in unconsolidated affiliated real estate entity	-	(10,150,000)
Distribution from investments in unconsolidated affiliate	1,866,664	-
Purchase of investment in unconsolidated affiliated real estate entity	(18,997,677)	-
Funding of restricted escrows	588,592	(407,832)
Net cash used in investing activities	(12,250,690)	(91,920,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	3,187,177
Mortgage payments	(2,014,703)	(230,947)
Payment of loan fees and expenses	(22,911)	(441,509)
Proceeds from issuance of common stock	-	152,146,559
Redemption and cancellation of common stock	(4,272,082)	-
Proceeds from issuance of special general partnership units	6,982,534	12,292,129
Payment of offering costs	-	(15,853,449)
Issuance of note receivable to noncontrolling interest	(22,357,708)	(17,640,000)
Distributions paid to noncontrolling interests	(3,200,003)	(482,697)
Distributions paid to Company's common stockholders	(9,163,231)	(4,951,117)
Net cash (used in) provided by financing activities	(34,048,104)	128,026,146

Net change in cash and cash equivalents	(43,400,530)	39,959,675
Cash and cash equivalents, beginning of period	66,106,067	29,589,815
Cash and cash equivalents, end of period	$22,705,537	$69,549,490

Cash paid for interest	$10,633,573	$10,667,126
Dividends declared	$21,776,937	$10,645,812
Non cash purchase of investment property	$232,952	$5,725,735
Value of shares issued from distribution reinvestment program	$7,094,300	$3,447,577

Issuance of equity for payment of acquisition fee obligation (See Note 13)	$6,878,087	$-

Issuance of units in exchange for investment in unconsolidated affiliated real estate entities	$78,988,411	$19,600,000

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to the Company’s dividend reinvestment plan.   As of September 30, 2009, cumulative gross offering proceeds of approximately $308.9 million, which includes redemptions and $14.8 million of proceeds from the dividend reinvestment plan, have been released to the Lightstone REIT and used for the purchase of a 98.4% general partnership interest in the common units of the Operating Partnership.

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

Lightstone SLP, LLC, an affiliate of the Advisor, purchased special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. As of September 30, 2009, the Company has received proceeds of $30.0 million from the sale of SLP Units, of which approximately $7.0 million was received during the three months ended March 31, 2009 and none thereafter.

On  June 26,  2008, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) 2,000 Common Units and 380 Series A Preferred Units with an aggregate liquidation preference of $380,000 to Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”) in exchange for a 22.54% membership interest in Mill Run LLC (Mill Run) (See Note 3). The total aggregate value of the Common Units and Series A Preferred Units issued by the Operating Partnership in exchange for the 22.54% membership interest in Mill Run was $19,600,000.

On March 30, 2009, the Operating Partnership issued 284,209 Common Units and 53,146 Series A Preferred Units with an aggregate liquidation preference of $53,146,000 to AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) in exchange for a 25% membership interest in Prime Outlets Acquisitions Company (“POAC”) (See Note 3).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On August 25, 2009, the Operating Partnership issued  a total of 115,000 Common Units and 21,850 Series A Preferred Units with an aggregate liquidation preference of $21,850,000 to TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and  JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an additional 14.26% membership interest in Mill Run and for an additional 15% membership interest in POAC (See Note 3).

See Note 13 for further discussion of noncontrolling interests.

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

2008
The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run, which consists of two retail properties located in Orlando, Florida.

2009
On March 30, 2009, the Company acquired a 25% interest in POAC which has a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States.  On August 25, 2009, the Company acquired an additional 14.26% interest in Mill Run and an additional 15% interest in POAC.  As of September 30, 2009, the Company’s membership interest in Mill Run was 36.8% and 40% in POAC.

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities has received compensation and fees for services related to the offering and will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities will receive fees during the offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements (See Note 14).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of September 30, 2009, the Company had a 98.4% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.  See Note 5.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.3 million and $0.2 million at September 30, 2009 and December 31, 2008, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Investment in Real Estate

Accounting for Acquisitions

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operation.  Transaction costs incurred related to the Company’s investment in unconsolidated real estate entities, accounted for under the equity method of accounting, and are capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any.  As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Company evaluates the long-lived assets on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.  See Note 7.

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

Deferred Costs

The Company capitalizes initial direct costs.  The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

Investments in Unconsolidated Affiliated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

The Company accounts for its investments in unconsolidated real estate entities using the equity or cost method of accounting.  Under the equity method, the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received.  The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.   These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities.  Under the cost of accounting, the dividends earned from the underlying entities are recorded to interest income.

The Company annually reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of the 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through September 30, 2009, the Company has complied with the requirements for maintaining its REIT status.

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

As of September 30, 2009, the Company had no material uncertain income tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage debt and notes payable as of September 30, 2009 was approximately $237.7 million compared to the book value of approximately $244.7 million. The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million. The fair value of the mortgage debt and notes payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will account for derivative and hedging activities, following Topic 815 - “Derivative and Hedging” in the Accounting Standards Codification (“ASC”).  The Company records all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors.  The Company accounts for the incentive award plan in accordance with Topic 718 – “Compensation-Stock Compensation” in the ASC.  Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows as required under previous regulations.  For the three and nine months ended September 30, 2009 and 2008, the Company had no material compensation costs related to the incentive award plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. As of September 30, 2009, the Company has 27,000 options issued and outstanding, and does not have any warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss.  The 27,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net  loss attributable to Company’s common shares.

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,”  which was primarily codified into Topic 820 - “Fair Value Measurements and Disclosures” in the ASC.  This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 – “Investments-Equity Method” in the ASC.  This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009,  transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.  For the three  and nine months ended September 30, 2009, the Company capitalized $13.3 million and $25.8 million, respectively of transaction costs incurred during the related period related to its investments in POAC and Mill Run (see Note 3).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 – “Investments-Debt and Equity Securities” in the ASC.  This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The guidance is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into Topic 855 - “Subsequent Events” in the ASC. This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted the standard in the quarter ended June 30, 2009. The standard did not impact the consolidated results of operations or financial position. See Note 17.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities as of September 30, 2009 and December 31, 2008 is as follows:

			As of
Real Estate Entity	Dates Acquired	Ownership %	September 30, 2009	December 31, 2008
Prime Outlets Acquistions Company	March 30, 2009 & August 25, 2009	40.00%	$92,271,514	$-
Mill Run LLC	June 26, 2008 & August 25, 2009	36.80%	39,275,600	19,279,406
1407 Broadway Mezz II LLC	January 4, 2007	49.00%	786,128	2,096,502
Total Investments in unconsolidated affiliated real estate entities			$132,333,242	$21,375,908

Prime Outlets Acquisitions Company

On March 30, 2009, the Operating Partnership acquired a 25% membership interest in POAC from AR Prime in exchange for units in the Operating Partnership (see Note 1).  The acquisition price before transaction costs for the 25% membership interest in POAC was approximately $356 million, $56 million in the form of equity and approximately $300 million in the form of indebtedness secured by the POAC properties (18 retail outlet malls and two development projects).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC from JT Prime in exchange for units in the Operating Partnership (see Note 1).  The acquisition price before transaction costs for the 15% membership interest in POAC was approximately $195 million, $17 million in the form of equity and approximately $178 million in the form of indebtedness secured by the POAC properties.

As of September 30, 2009, the Operating Partnership owns a 40% membership interest in POAC (“POAC Interest”).  The POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of POAC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.

As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.   In connection with the transaction, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $15.4 million, of which $5.6 million was recorded during the three months ended September 30, 2009 related to the acquisition of the 15% membership interest in POAC (See Note 13). In addition, during the three and nine months ended September 30, 2009, the Company incurred additional transactions costs related to accounting, brokerage, legal and other transaction fees of $5.3 million and $8.0 million respectively.  The total transaction costs incurred during the three and nine months ended September 30, 2009 of $10.9 million and $23.4 million, respectively were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity.  Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million.  Total transactions fees associated with the acquisition of the POAC Interest including the advisor acquisition fee as of September 30, 2009 were $25.6 million.

See Note 13 for discussion of loans issued in connection with the contribution of the POAC Interest and see Note 16 for discussion of the tax protection agreement.

Mill Run Interest

On June 26, 2008, the Operating Partnership acquired a 22.54% membership interest in Mill Run from Arbor JRM and Arbor CJ in exchange for units in the Operating Partnership (see Note 1).  The acquisition price before transaction costs for the 22.54% membership interest in Mill Run was approximately $85 million, $19.6 million in the form of equity and approximately $65.4 million in the form of indebtedness, which matures November 2010 and is secured by the Mill Run properties.

On August 25, 2009, the Operating Partnership acquired an additional 14.26% membership interest in Mill Run from TRAC and Central Jersey in exchange for units in the Operating Partnership (see Note 1).  The acquisition price before transaction costs for the 14.26% membership interest in Mill Run was approximately $56.0 million, $6.0 million in the form of equity, approximately $39.6 million in the form of indebtedness, which matures November 2010 and is secured by the Mill Run properties, plus $10.4 million assumption of TRAC and Central Jersey member interest loans due to Mill Run. These member interest loans are recorded as part of due to sponsor and other affiliates in the consolidated balance sheet as of September 30, 2009. Any distributions to the Company from Mill Run related to the 14.26% membership interest will require the Company to make an equal amount of mandatory repayment on the member interest loans.

As of September 30, 2009, the Operating Partnership owns a 36.8% membership interest in Mill Run (“Mill Run Interest”).  The Mill Run Interest includes Class A and B membership shares and is a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run LLC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment.   In connection with the transaction, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $3.6 million, of which $1.3 million was recorded during the three months ended September 30, 2009 related to the acquisition of the 14.26% membership interest in Mill Run (See Note 13). In addition, during the three and nine months ended September 30, 2009, the Company incurred additional transactions costs related to accounting, brokerage, legal and other transaction fees of $1.1 million.  The total transaction costs incurred during the three and nine months ended September 30, 2009 of $2.4 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity.  Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in Mill Run of $4.1 million.  Total transactions fees associated with the acquisition of the Mill Run Interest including the advisor acquisition fee as of September 30, 2009 were $8.8 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

See Note 13 for discussion loans issued in connection with the contribution of the Mill Run Interest and see Note 16 for discussion of the tax protection agreement.

In connection with the contribution of the 14.26% membership interest in Mill Run and the 15% membership interest in POAC, the Company entered into certain letter agreements with the owners of the membership interests of JT Prime, TRAC and Central Jersey pursuant to which the Company agreed to pay an aggregate amount equal to $6.0 million in consideration for certain restrictive covenants and for brokerage services received by the Company in connection with the contribution of the 14.26% membership interest in Mill Run and the 15% membership interest in POAC.  The $6.0 million related to these agreements are included in the total transactions fees discussed above.  $1.1million of the $6.0 million is included in the total transaction fees of $8.8 million for the Mill Run Interest and $4.9 million of the $6.0 million is included in the total transaction fees of $25.6 million for the POAC Interest discussed above.

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

Initial equity from the Sponsor, the Company’s co-venturer totaled $13.5 million (representing a 51% ownership interest).  The Company’s initial capital investment of $13.0 million (representing a 49% ownership interest) was funded with proceeds from the Company’s common stock offering.  The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. (“Lehman”).  This mortgage loan matures on January 9, 2010.  The mortgage loan has two one-year extension options for a fee of 0.125% of the amount of the respective loan for each extension, which the Company plans to exercise. Additionally, Lehman will receive a 35% net profit interest in the project, which is contingent upon a capital transaction, as defined as any transaction involving the sale, assignment, transfer, liquidation, condemnation or settlement in lieu thereof, disposition, financing, refinancing or any other conversion to cash of all or any portion of the property or equity or membership interests in Borrower, directly, other than the leasing of space for occupancy and/or any other transaction with respect to the Property or the direct or indirect ownership interests in Borrower outside the ordinary course of business.  To date, the Lender did not share in any net profits of the project.  All other income and cash distributions will be allocated in accordance with each investor’s ownership percentage of the venture.  The Joint Venture plans to continue an ongoing renovation project at the property that consists of lobby, elevator and window redevelopment projects.

Under the mortgage loan, the Joint Venture has available credit of approximately $10.5 million, as of September 30, 2009.  See Note 16.

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

Combined Financial Information

The Company’s carrying value of its Mill Run Interest and POAC Interest differs from its share of member’s equity reported in the condensed combined balance sheet of the unconsolidated affiliated real estate entities due to the Company’s cost of its investments in excess of the historical net book values of the unconsolidated affiliated real estate entities.  The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.    The Company’s POAC Interest additional basis allocation to depreciable assets is a preliminary estimate and could change based upon the final fair value to net book value analysis, which is expected to be completed within twelve months from the date of acquisition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the condensed combined income statement for unconsolidated affiliated real estate entities for the three and nine month period ended September 30, 2009 and September 30, 2008:

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2009	September 30, 2008 (1)	September 30, 2009 (2)	September 30, 2008 (3)
	(unaudited)		(unaudited)
Revenue	$66,917,202	$20,057,911	$152,836,646	$39,738,193

Property operating expenses	35,419,965	10,720,876	76,653,506	23,772,362
Depreciation and amortization	16,534,485	5,491,540	36,369,984	12,112,701

Operating income	14,962,752	3,845,495	39,813,156	3,853,130

Interest expense and other, net	(15,334,759)	(4,918,293)	(31,898,077)	(8,127,027)
Net (loss)/income	$(372,007)	$(1,072,798)	$7,915,079	$(4,273,897)

The Company's share of net income/(loss), net of excess basis depreciation of $2.9 million, zero, $5.4 million and zero, respectively	$(3,508,079)	$(676,194)	$(4,248,298)	$2,236,511

(1)	Amounts include the three months ended September 30, 2008 for 1407 Broadway Mezz II LLC and Mill Run LLC.
(2)
Amounts include the nine months ended September 30, 2009 for 1407 Broadway Mezz II LLC and Mill Run LLC plus the period March 30, 2009 through September 30, 2009 related to Prime Outlets Acquisitions Company.

(3)	Amounts include the nine months ended September 30, 2008 for 1407 Broadway Mezz II LLC and the period June 26, 2008 through September 30, 2008 for Mill Run LLC.

The following table represents the condensed combined balance sheet for the unconsolidated affiliated real estate entities as of September 30, 2009 and December 31, 2008:

	As of	As of
	September 30, 2009	December 31, 2008 (1)
	(unaudited)

Real estate, at cost, net	$1,166,060,976	$381,016,535
Intangible assets, net	17,827,431	5,500,334
Cash and restricted cash	73,497,484	18,146,318
Other assets	63,702,505	34,736,039

Total Assets	$1,321,088,396	$439,399,226

Mortgage note payable (2)	$1,576,272,795	$396,971,167
Other liabilities	60,145,904	40,661,034
Member capital	(315,330,303)	1,767,025

Total liabilities and members' capital	$1,321,088,396	$439,399,226

(1)	Amounts include the combined balance sheets for 1407 Broadway Mezz II LLC and Mill Run LLC.
(2)	As of September 30, 2009, the Company’s portion of the $1.6 billion mortgage note payable outstanding is approximately $632.3 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

4.	Investment in Affiliate

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $0.1 million at September 30, 2009 and $0.3 million at December 31, 2008, and are included in interest receivable from related parties.   Through September 30, 2009, the Company received redemption payments from PAF of $2.7 million, of which $1.9 million was received during the nine months ended September 30, 2009.  As of September 30, 2009, the Company’s investment in PAF is $8.3 million and is included in investment in affiliate, at cost in the consolidated balance sheet.

5.	Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at September 30, 2009 and December 31, 2008:

	As of September 30, 2009			As of December 31, 2008
	Adjusted Cost	Unrealized Gain	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$-	$-	$-	$9,508,760	$147,740	$9,656,500
Equity Securities, primarily REITs	466,141	413,855	879,996	6,154,259	(4,360,194)	1,794,065

Total Marketable Securities - available for sale	$466,141	$413,855	$879,996	$15,663,019	$(4,212,454)	$11,450,565

The Company, in 2008, during the three months ended September 30, 2008 and December 31, 2008 recorded a write down of $9.7 million and $0.1 million, respectively for other than temporary declines on certain available-for-securities.  During the six months ended June 30, 2009, the Company’s marketable securities and the overall REIT market continued to experience significant declines, which increased the duration and magnitude of the Company’s unrealized losses.  The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project.  Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  As a result, during the three months ended June 30, 2009, the Company recorded a write-down of $3.4 million for other than temporary declines on certain available-for-sale securities, which are included in Other than temporary impairment – marketable securities on the consolidated statements of operations to reflect the additional reduction from 2008 that is considered to be other than temporary. During the three months ended September 30, 2009, no additional impairment charge has been recorded.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis as of September 30, 2009 are as follows:

	Fair Value Measurement Using
As of September 30, 2009	Level 1	Level 2	Level 3	Total
Corporate bonds	$-	$-	$-	$-
Equity Securities, primiarily REITs	879,996	$-	$-	$879,996
Total Marketable securities - available for sale	$879,996	$-	$-	$879,996

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Intangible Assets

At September 30, 2009, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of September 30, 2009 and December 31, 2008:

	At September 30, 2009			At December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$2,657,274	$(1,924,752)	$732,522	$2,990,772	$(1,849,234)	$1,141,538

Acquired above market lease intangibles	1,087,830	(813,675)	274,155	1,150,659	(710,720)	439,939

Deferred intangible leasing costs	1,379,242	(919,288)	459,954	1,527,840	(832,824)	695,016

Acquired below market lease intangibles	(3,228,831)	2,476,823	(752,008)	(3,462,455)	2,258,021	(1,204,434)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

During the three and nine months ended  September 30, 2009, the Company wrote off fully amortized acquired intangible assets of approximately $0.3 million and  $0.8 million, respectively, resulting in a reduction of cost and accumulated amortization of intangible assets at September 30, 2009 compared to the December 31, 2008.  There were no additions during the three and nine months ended September 30, 2009.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at September 30, 2009:

	Balance 2009	2010	2011	2012	2013	Thereafter	Total
Amortization expense/(benefit) of:

Acquired above market lease value	$39,297	$96,735	$52,826	$23,379	$14,425	$47,493	$274,155

Acquired below market lease value	(102,403)	(264,789)	(125,832)	(87,911)	(86,625)	(84,448)	(752,008)

Projected future net rental income increase	$(63,106)	$(168,054)	$(73,006)	$(64,532)	$(72,200)	$(36,955)	$(477,853)

 Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statements of operations was $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively and was $0.2 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at September 30, 2009:

	Balance 2009	2010	2011	2012	2013	Thereafter	Total
Amortization expense of:

Acquired in-place leases value	$97,638	$219,186	$109,287	$72,836	$66,883	$166,692	$732,522

Deferred intangible leasing costs value	57,202	$138,354	$76,368	$46,358	$41,219	$100,453	459,954

Projected future amortization expense	$154,840	$357,540	$185,655	$119,194	$108,102	$267,145	$1,192,476

Actual total amortization expense included in depreciation and amortization expense in our consolidated statements of operations was $0.2 million, and $0.2 million for the three months ended September 30, 2009 and 2008, respectively and was $0.8million, and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

7.	Impairment of Long- Lived Assets

For the three and nine months ended September 30, 2009, the Company recorded an asset impairment charge of $45.2 million primarily related to the impairment within the multi-family segment of $43.2 million associated with the five properties within the Camden portfolio and $2.0 million within the retail segment associated with our Brazos Crossing power center.  The Company identified certain indicators of impairment related to these properties such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009.   These indicators did not exist during the Company’s prior reviews of the properties through June 30, 2009. The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows.  Therefore, the Company has recorded an impairment charge of $45.2 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of line item impairment of long lived assets, net of gain on disposal within the accompanying consolidated statements of operations.  The fair value for these assets was determined to be $60.0 million. The Company’s debt obligations outstanding on these properties are approximately $86.7 million. For the three and nine months ended September 30, 2008, the Company did not record an impairment charge.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

8.	Future Minimum Rentals

As of September 30, 2009, the approximate fixed future minimum rentals from the Company’s commercial real estate properties are as follows for the remainder of 2009 and thereafter:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

$3,209,866	$11,224,304	$9,086,765	$7,603,283	$6,412,516	$21,828,582	$59,365,316

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

9.	Mortgages Payable

Mortgages payable, totaling approximately $237.3 million and $239.2 million at September 30, 2009 and December 31, 2008, respectively, consists of the following:

				Loan Amount as of
Property	Interest Rate	Maturity Date	Amount Due at Maturity	September 30, 2009	December 31, 2008

St. Augustine	6.09%	April 2016	$23,747,523	$26,487,724	$26,738,211
Southeastern Michigan Multi Family Properties	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	April 2010	10,018,750	10,281,250	11,986,971
Camden Multi Family Properties - (Five Individual Loans)	5.44%	December 2014	74,955,771	79,268,800	79,268,800
Total mortgage obligations			$222,000,771	$237,287,774	$239,243,982

LIBOR at September 30, 2009 and at December 31, 2008 was 0.24563% and 0.43625%, respectively.  Monthly installments of principal and interest are required throughout the remainder of its stated term for the St. Augustine loan and the Houston Extended Stay Hotels loans.  Monthly installments of interest only are required through the first 60 months (through July 2011) for the Southeastern Michigan multi-family properties, through the first 60 months (through November 2012) for the Oakview Plaza loan, through the first 60 months (through March 2012) for the Gulf Coast Industrial Portfolio loan, and through the first 48 months (through December 2010) for the Camden Multi-Family properties’ loans and monthly installments of principal and interest are required throughout the remainder of its stated term.  Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the mortgage debt maturing during the next five years and thereafter at September 30, 2009:

Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

$175,065	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,287,774

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.2 million were held in restricted escrow accounts at September 30, 2009. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgage debt also contains clauses providing for prepayment penalties.

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

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2009.  At maturity, this mortgage loan agreement was amended extending the term for one-year to April 16, 2010 on a principal amount of $10,500,000.  The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus one hundred seventy-five basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2010.  The mortgage loan is secured by the Hotels and is guaranteed by the Company.  The weighted average interest rate related to this variable interest rate loan for three and nine months ended September 30, 2009 was 4.77% and 3.75%, respectively.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The Loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The Loans require monthly installments of interest only through the first three years and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due.  During October 2009, the Company decided to not make its required debt service payments of $0.2 million on two of these five loans, which had an outstanding principal balance of $42.3 million as of September 30, 2009.  The Company determined that future debt service payments on these loans would no longer be economically beneficial to the Company based upon the current and expected future performance of the locations associated with these two loans.   The Company is in current discussions with the lender regarding its default status and potential future remedies.  For the three months ended September 30, 2009, the Company recorded an impairment charge on long lived assets of $43.2 million associated with all five properties within the Camden portfolio.    See Note 7.

Interest costs capitalized related to the renovation and expansion projects during the three months ended September 30, 2009 and 2008 amounted to zero and $0.2 million, respectively and during the nine months ended September 30, 2009 and 2008 amounted to zero and $0.5 million, respectively.

10.	Note Payable

On December 5, 2007, the Company entered into a construction loan to fund the development of the Brazos Crossing Power Center, in Lake Jackson, Texas.  The loan allowed the Company to draw up to $8.2 million, and requires monthly installments of interest only through the first 12 months and bears interest at the greater of 6.75% or 150 basis points (1.5%) in excess of LIBOR.  For the second twelve months, principal payments shall be made in monthly installments in amounts equal to one-twelfth of the principal component of an annual amortization of the principal of the loan on the basis of an assumed interest rate of 6.82% and a thirty year term.  The loan is secured by acquired real estate and is guaranteed by the Company, in certain events.  The balance at September 30, 2009 and December 31, 2008 was $7.4 million. The construction phase of the loan matured on December 4, 2008.  The Company exercised its right to convert the loan from the construction phase to the term phase.  The term phase of the loan matures on December 4, 2009.  The weighted average interest rate for three and nine months ended September 30, 2009 was 6.75%.

The agreement also required the Company to obtain an interest rate cap of LIBOR at 6.0% for the term of the loan. Due to the fact that interest rates were below the 6.0% interest rate cap, the interest rate cap had a zero fair value at September 30, 2009 and December 31, 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

11.	Distributions Payable

On September 17, 2009, the Company declared a dividend for the three-month period ending September 30, 2009 of $5.5 million. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The September 30, 2009 dividend was paid in full in October 2009 using a combination of cash ($3.1 million) and shares ($2.4 million) which represents 0.3 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

12.	Company’s Stockholders’ Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of September 30, 2009 and December 31, 2008, the Lightstone REIT had no outstanding preferred shares.

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 31.3 million and 31.0 million shares of common stock outstanding as of September 30, 2009 and December 31, 2008, respectively.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting.  In July 2007, August 2008 and September 2009, options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting on the respective dates.   As of September 30, 2009, options to purchase 27,000 shares of stock were outstanding, 9,000 were fully vested, at an exercise price of $10. Through September 30, 2009, there were no forfeitures related to stock options previously granted.

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

Compensation expense associated with our stock option plan was not material for the three and nine months ended September 30, 2009 and 2008.

13.	Noncontrolling Interests

The noncontrolling interests of the Company holds units in the Operating Partnership.  These units include SLP units, limited partner units, Series A Preferred Units and Common Units.

Share Description
See Note 14 for discussion of rights related to SLP units.  The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Distributions

During the nine months ended September 30, 2009, the Company paid distributions to noncontrolling interests of $3.2 million.  In addition, as of September 30, 2009, the total distributions declared and not paid to noncontrolling interests was $1.5 million, which were subsequently paid during October 2009.

Note Receivable due from Noncontrolling Interests

In connection with the contribution of the Mill Run and POAC membership interests, the Company made loans to Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, “Noncontrolling Interest Borrowers”) in the aggregate principal amount of $88.5 million (the “Noncontrolling Interest Loans”), of which $20.7 million was issued during the three months ended September 30, 2009 and $22.4 million during the nine months ended September 30, 2009.  These loans are payable semi-annually and accrue interest at an annual rate of 4%. The loans mature through September 2017 and contain customary events of default and default remedies.  The loans require the noncontrolling interest borrowers to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership.  The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run and the POAC membership interests, as such these loans are classified as a reduction to Noncontrolling interests in the consolidated balance sheet.

 Accrued interest related to these loans totaled $0.9 million at September 30, 2009 and $1.4 million at December 31, 2008, and is included in interest receivable from related parties in the consolidated balance sheet.

Noncontrolling Interest of Subsidiary within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run.  In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run, see Note 3).  On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC, a Delaware limited liability company (“PRO”) in exchange for a 99.99% managing membership interest in PRO.  In addition, Lightstone REIT contributed $2,900 cash for a 0.01% non- managing membership interest in PRO.  As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company.   On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein.  Under the terms of the operating agreement of PRO, the 19.17% profit membership interest will not receive any distributions until the Operating Partnership and Lightstone REIT receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions to $6.9 million.  Any remaining distributions shall be split between the three members in proportion to their profit interests.

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

Reimbursement of Offering Expenses
Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, up to $30 million based upon maximum offering of 30 million shares. The Lightstone REIT sold a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and applied all the sales proceeds to offset such costs.

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

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the nine months ended September 30, 2009, distributions of $2.1 million were declared and distributions of $1.6 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through September 30, 2009, cumulative distributions declared were $3.9 million, of which $3.4 million have been paid.  Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through September 30, 2009 and will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Lightstone REIT pursuant to the related party arrangements described above has recorded the following amounts the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)
Acquisition fees	$6,878,087	$-	$16,656,847	$2,336,565
Asset management fees	1,259,999	560,170	3,064,827	1,582,009
Property management fees	447,564	432,814	1,371,798	1,264,879
Acquisition expenses reimbursed to Advisor	-	-	902,753	1,265,528
Development fees and leasing commissions	106,187	645,455	311,518	1,041,795
Total	$8,691,837	$1,638,439	$22,307,743	$7,490,776

See Notes 3, 4 and 13 for other related party transactions.

15.	Segment Information

The Company currently operates in four business segments as of September 30, 2009: (i) retail real estate, (ii) residential multifamily real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2009 and 2008 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2009 and December 31, 2008. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended September 30, 2009 and 2008, and total assets as of September 30, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,716,180	$4,627,957	$1,972,123	$824,591	$-	$10,140,851

Property operating expenses	783,074	2,345,321	429,430	471,290	387	4,029,502
Real estate taxes	304,095	487,743	249,318	52,169	-	1,093,325
General and administrative costs	(75,813)	179,389	17,112	7,913	1,762,921	1,891,522

Net operating income (loss)	1,704,824	1,615,504	1,276,263	293,219	(1,763,308)	3,126,502

Impairment of long lived assets, net of (gain) on disposal	2,002,465	43,196,149	(237,814)	-	-	44,960,800
Depreciation and amortization	1,125,310	831,287	616,112	121,628	-	2,694,337
Operating income (loss)	$(1,422,951)	$(42,411,932)	$897,965	$171,591	$(1,763,308)	$(44,528,635)

Total purchases of investment property	$(40,848)	$321,735	$294,311	$28,927	$(237,809)	$366,316

As of September 30, 2009:
Total Assets	$103,185,064	$98,686,912	$73,332,797	$17,881,137	$161,583,114	$454,669,024

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended September 30, 2008
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,070,368	$5,180,930	$1,948,375	$1,067,180	$-	$10,266,853

Property operating expenses	699,427	2,510,043	716,383	786,610	-	4,712,463
Real estate taxes	225,310	521,371	241,072	43,184	-	1,030,937
General and administrative costs	1,244	596,693	15,931	16,199	705,118	1,335,185

Net operating income	1,144,387	1,552,823	974,989	221,187	(705,118)	3,188,268

Depreciation and amortization	583,477	746,018	690,773	116,605	-	2,136,873

Operating income (loss)	$560,910	$806,805	$284,216	$104,582	$(705,118)	$1,051,395

Total purchases of investment property	$14,596,105	$144,485	$49,179	$318,809	$-	$15,108,578

As of September 30, 2008

Total Assets	$98,219,074	$143,406,072	$79,222,007	$18,425,287	$168,683,873	$507,956,313

 Selected results of operations for the nine months ended September 30, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Nine Months Ended September 30, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,286,105	$14,274,745	$5,669,103	$2,780,763	$-	$31,010,716

Property operating expenses	2,307,344	6,849,739	1,376,381	1,373,954	387	11,907,805
Real estate taxes	913,741	1,528,560	715,744	161,860	-	3,319,905
General and administrative costs	106,237	684,706	14,972	11,247	5,001,083	5,818,245

Net operating income (loss)	4,958,783	5,211,740	3,562,006	1,233,702	(5,001,470)	9,964,761

Impairment of long lived assets, net of (gain) on disposal	2,002,465	43,196,149	(237,814)	-	-	44,960,800
Depreciation and amortization	2,967,080	2,363,090	1,881,238	355,771	830	7,568,009
Operating income (loss)	$(10,762)	$(40,347,499)	$1,918,582	$877,931	$(5,002,300)	$(42,564,048)

Total purchases of investment property	$1,243,056	$1,006,597	$534,173	$(525,442)	$(237,809)	$2,020,575

	For the Nine Months Ended September 30, 2008
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$6,079,080	$15,262,432	$5,900,433	$2,736,137	$-	$29,978,082

Property operating expenses	1,983,111	7,519,823	1,785,204	1,663,787	-	12,951,925
Real estate taxes	676,327	1,566,345	736,053	138,839	-	3,117,564
General and administrative costs	43,215	858,278	74,725	24,234	7,298,932	8,299,384

Net operating income (loss)	3,376,427	5,317,986	3,304,451	909,277	(7,298,932)	5,609,209

Depreciation and amortization	1,780,757	2,225,018	2,202,144	331,668	-	6,539,587

Operating income (loss)	$1,595,670	$3,092,968	$1,102,307	$577,609	$(7,298,932)	$(930,378)

Total purchases of investment property	$19,732,982	$337,844	$496,295	$2,089,115	$-	$22,656,236

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

16.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 and April 17, 2009 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, Lehman agreed to loan to Office Owner a total of $127,250,000, of which as of September 30, 2009 $10,453,737 remains left to fund.  Lehman has not funded six monthly draws commencing with the April 21, 2009 draw, and the aggregate amount of these draws  are well within Office Owner’s borrowing limits.  In addition, Lehman has claimed that it has assigned certain of its interests in the loan to Swedbank AB and Lehman Brothers Bankhaus AG, although Lehman has provided no signed documentation evidencing the transfers.  In response to the foregoing, Office Owner filed a  motion on November 5, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan and related net profits interest, seek a replacement  lender for the remaining unfunded portion of the loan, and pursue other remedies.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Tax Protection Agreement
 In connection with the contribution of the Mill Run Interest (see Note 3) and the POAC Interest (See Note 3), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under these Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $155.9 million.

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

Investment Company Act of 1940

The Investment Company Act of 1940 places restrictions on the capital structure and business activities of companies registered thereunder. The Company intends to conduct its operations so that it will not be subject to regulation under the Investment Company Act of 1940. However, based upon changes in the valuation of the Company’s portfolio of investments as of September 30, 2009, including with respect to certain investment securities the Company currently holds, the Company may be deemed to have become an inadvertent investment company under the Investment Company Act of 1940.  The Company is currently evaluating its response to this development, including the availability of exemptive or other relief under the Investment Company Act of 1940, and the Company intends to take affirmative steps to ensure compliance with applicable regulatory requirements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

If the Company fails to maintain an exemption or exclusion from registration as an investment company, the Company could, among other things, be required either (a) to substantially change the manner in which the Company conducts its operations to avoid being required to register as an investment company, or (b) to register as an investment company, either of which could have an adverse effect on the Company and the market price of its common stock. If the Company were required to register as an investment company under the Investment Company Act of 1940, the Company would become subject to substantial regulation with respect to its capital structure (including its ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act of 1940), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. In addition, if the SEC or a court takes the view that the Company has operated and continues to operate as an unregistered investment company in violation of the Investment Company Act of 1940, and does not provide the Company with a sufficient period to either register as an investment company, obtain exemptive relief, or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties and certain of the contracts to which it is a party may be voidable.

The Company intends to continue to monitor its compliance with the exemptions under the Investment Company Act of 1940 on an ongoing basis.

17.	Subsequent Events

The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 16, 2009, which represents the date these financial statements are being filed with the SEC.  Pursuant to the requirements of Topic 855 – “Subsequent Events” in the ASC, the Company disclosed its voluntary choosing to not make its October 2009 monthly debt service in payment of $0.2 million related to two loans with a total outstanding principal balance of $42.3 million, see Note 9.  There were not any other events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.  The Company evaluated all events and transactions that occurred subsequent to September 30, 2009 through November 16, 2009.  During this period, no other material subsequent events came to the Company’s attention.

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

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. As of September 30, 2009, the Company has complied with the requirements for maintaining its REIT status.

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

Through September 30, 2009, Lightstone REIT has completed eight acquisitions: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006 a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007, two hotels in Houston, Texas on October 17, 2007, five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007, and an industrial building in Sarasota, Florida on November 13, 2007.

In addition, as of September 30, 2009, Lightstone REIT has acquired three investments in unconsolidated affiliated real estate entities: a 49% equity interest in a joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a 36.8% membership interest in a limited liability corporation which owns two factory outlet centers in Orlando, Florida, of which 22.54% was acquired on June 26, 2008 and 14.26% was acquired on August 25, 2009; and  a 40% membership interest in an affiliated limited liability company which owns 18 factory outlet centers located in 15 different states in the United States, of which 25% was acquired on March 30, 2009 and 15% was acquired on August 25, 2009.  In addition on April 16, 2008, Lightstone REIT made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company.

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

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course.  Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.  See notes 9 and 10 of notes to consolidated financial statements for discussion of maturity dates of our debt obligations.

As a result of the current environment and the direct impact it is having to certain properties, we recorded an impairment charge to our long-lived assets of $45.2 million which represents the excess of carrying value compared to fair value during the three and nine months ended September 30, 2009.  This charge is netted with a gain on disposal in the line item impairment of long-lived assets, net of gain on disposal within our consolidated statements of operations. In addition, during October 2009, we choose not to make our required debt service payments of $0.2 million on two of the five loans within the Camden portfolio, which had an outstanding principal balance of $42.3 million as of September 30, 2009.  We determined that future debt service payments on these loans would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these two loans.   We are in current discussions with the lender regarding our default status and potential future remedies.   See Notes 7 and 9 of the notes to the consolidated financial statements.

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

Portfolio Summary –

					Annualized Revenues based
		Year Built (Range of	Leasable Square	Percentage Occupied as	on rents at
	Location	years built)	Feet	of September 30, 2009	September 30, 2009
Wholly-Owned Real Estate Properties:

Retail
Wholly-owned:
St. Augustine Outlet Mall	St. Augustine, FL	1998	337,732	84.2%	$4.4 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,103	99.3%	$2.3 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
	Subtotal wholly-owned		576,048	90.5%

Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center	Orlando, FL	1991-2008	978,254	92.8%	$28.2 million

Prime Outlets Acquisition Company (18 retail outlet malls)	Various		6,394,158	93.4%	$118.6 million
	Subtotal unconsolidated affiliated real estate
	entities		7,372,412	93.4%
		Retail Total	7,948,460	9.2%

Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial
Portfolio	New Orleans, LA	1980-2000	339,700	84.4%	$3.0 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial
Portfolio	San Antonio, TX	1982-1986	484,255	70.2%	$1.9 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial
Portfolio	Baton Rouge, LA	1985-1987	182,792	96.2%	$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,316	4.2%	$0.1 million
		Industrial Total	1,283,063	63.5%

				Percentage Occupied as	Annualized Revenues based
		Year Built (Range of		of	on rents at
Residential:	Location	years built)	Leasable Units	September 30, 2009	September 30, 2009

Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965-1972	1,017	86.3%	$7.4 million
	Greensboro/Charlotte, NC &
Southeast Apt's (Five Multi-Family Apartment Buildings)	Tampa, FL	1980-1987	1,576	92.7%	$11.0 million
		Residential Total	2,593	90.2%

Percentage Occupied for
				the	Revenue per Available
			Year to date	Nine Months Ended	Room through September
	Location	Year Built	Available Rooms	September 30, 2009	30, 2009
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	79,443	69.4%	$34.55

				Percentage Occupied as	Annualized Revenues based
			Leasable Square	of	on rents at
	Location	Year Built	Feet	September 30, 2009	September 30, 2009

Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	80.7%	$31.8 million

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2009, we implemented new accounting standards which changed the accounting for business combinations and investments under the equity method, as well as the reporting of noncontrolling interests, formerly titled minority interests.  See New Accounting Pronouncements below for discussion of impact to our policies.  These were the only changes during the nine months ended September 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Our Property Manager may also perform fee-based construction management services for both our re-development activities and tenant construction projects. These fees are considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Manager. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

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

As of September 30, 2009, the Company had no material uncertain income tax positions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

For the Three Months Ended September 30, 2009 vs. September 30, 2008

Consolidated

Revenues

Total revenues decreased by $0.2 million to $10.1 million for the three months ended September 30, 2009 compared to $10.3 million for the three months ended September 30, 2008.  The decrease is primarily related to a decline of approximately $0.6 million within our Multi Family segment due to increased rent concessions during the current period compared to the same period a year ago.  In addition, our Hospitality segment declined by $0.2 million due to lower occupancy rates during 2009 as a result of higher than normal demand in 2008 which resulted after Hurricane Ike.  The decrease is offset by an increase of $0.6 million within our Retail segment primarily associated with the expansion at our St. Augustine Outlet Mall, which was substantially completed in November 2008.

Property operating expenses

Property operating expenses decreased by $0.7 million to approximately $4.0 million, for the three months ended September 30, 2009, compared to $4.7 million for the same period in 2008 primarily as a result of a decline in insurance expense.  During the three months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.5 million related to damage sustained at various locations from Hurricanes Ike and Gustav, which did not occur in the current year.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $1.1 million, for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase within our Retail segment.

General and administrative expenses

General and administrative costs increased by $0.6 million to $1.9 million for the three months ended September 30, 2009 compared to $1.3 million during the three months ended September 30, 2008 due to an increase in asset management fees of $0.7 million due to an increase in our average asset value compared to a year ago as well as additional accounting and consulting fees associated with increased activity over the prior year and valuation analysis.   Our total bad debt expense recorded during the three months ended September 30, 2009 declined by $0.5 million compared to a year ago, predominately within our multifamily residential properties, which offset a portion of the increase in other general and administrative costs.

Impairment on long lived assets, net of  gain on disposal

For the three months ended September 30, 2009, we recorded an asset impairment charge of $45.2 million primarily related to the impairment within the multi-family segment of $43.2 million associated with the five properties within the Camden portfolio and $2.0 million within the retail segment associated with our Brazos Crossing power center.  In addition, we recorded $0.2 million gain on disposal of assets offsetting the $45.2 asset impairment charge.

  We identified certain indicators of impairment related to the properties within our Camden portfolio and our Brazos Crossing power center such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009.  These indicators did not exist during our prior reviews of the properties through June 30, 2009. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows.  Therefore, we recorded an impairment charge of $45.2 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets, net of gain on disposal within the accompanying consolidated statements of operations.  The fair value for these assets was determined to be approximately $60.0 million.   Our debt obligations outstanding on these properties are approximately $86.7 million (See note 9 of the notes to consolidated financial statements).  If we should extinguish the debt obligations associated with these properties, we should realize a gain on extinguishment at that time based upon the difference in the recorded fair value of assets and the debt obligations outstanding.  For the three months ended September 30, 2008, we did not record an impairment charge.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million to $2.7 million for the three months ended September 30, 2009 compared to same period in 2008 primarily due to additional depreciation expense recorded for our St. Augustine Outlet, which substantially completed its expansion during November 2008.

Interest income

Interest income declined by $0.5 million primarily due to a decrease in interest and dividends on our money market and marketable securities investments due to a decline in interest rates compared to the same period in the prior year as well as decline in average cash invested of approximately $17.3 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.2 million for the three months ended September 30, 2009 compared to 2008. The increase is due to interest capitalized of $0.2 million during the three months ended September 30, 2008 compared to $0 during 2009.

Gain/(loss) on sale of marketable securities

 Gain/(loss) on sale of marketable securities increased by $1.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale. During the three months ended September 30, 2009, we sold marketable securities for a gain of $1.2 million.  During the three months ended September 30, 2008, we sold securities for a slight loss.

Other than temporary impairment – marketable securities

During the three months ended September 30, 2008, we recorded a non-cash charge of $9.7 million related to a decline in value of certain investment securities which were determined to be other than temporary.  No such impairments were recorded during the three months ended September 30, 2009 (See note 5 of notes to consolidated financial statements).

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities for the three months ended September 30, 2009 was $3.5 million compared to a $0.7 million during the three months ended September 30, 2008.   The change of $2.8 million is due to the addition of our portion of the loss related to our investment in POAC and the additional depreciation expense recorded of $2.2 million related to the difference in our cost of the POAC investment in excess of POAC’s historical net book values.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Three Months Ended September 30, 2009 compared to September 30, 2008

Retail Segment

			Variance
	For the Three Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$2,716,180	$2,070,368	$645,812	31.2%
NOI	1,704,824	1,144,387	560,437	49.0%
Average Occupancy Rate for period	91.0%	86.1%		5.7%

Revenue increased $0.6 million to $2.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of additional revenues of $0.8 million associated with the expansion at our St. Augustine Outlet Center.

Net operating income increased by $0.6 million to $1.7 million primarily as a result of the increase in revenue offset by increased property expenses associated with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi Family Segment

Variance
For the Three Months Ended	Increase/(Decrease)
September 30,	September 30,
2009	2008	$	%
(unaudited)
Revenue	$4,627,957	$5,180,930	$(552,973)	-10.7%
NOI	1,615,504	1,552,823	62,681	4.0%
Average Occupancy Rate for period	89.0%	89.8%	-0.9%

Revenue decreased by $0.6 million to $4.6 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment. In order to assist current tenants and to attract new tenants, we have increased rent concessions during the three months ended September 30, 2009 compared to the same period in 2008.  The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.3 million.  The reminder of the decrease is a result of the decline in the average occupancy rate.

Net operating income increased slightly to $1.6 million for the three months ended September 30, 2009 from the three months ended September 30, 2008.  The increase is a result a decline in repairs and maintenance expense compared to the prior year and a lower bad debt expense incurred during the 2009 period of approximately $0.4 million which offset the decline in revenue.

Industrial Segment

			Variance
	For the Three Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$1,972,123	$1,948,375	$23,748	1.2%
NOI	1,276,263	974,989	301,274	30.9%
Average Occupancy Rate for period	64.3%	66.8%		-3.7%

Net operating income increased by $0.3 million during the three months ended September 30, 2009 compared to the three months September 30, 2008 on constant revenues during the periods.  The NOI increase is primarily due to a decline in insurance expense.  During the three months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.2 million related to damage sustained at various locations from Hurricanes Gustav, which did not occur in the current year.

Hospitality

			Variance
	For the Three Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$824,591	$1,067,180	$(242,589)	-22.7%
NOI	293,219	221,187	72,032	32.6%
Average Occupancy Rate for period	65.0%	72.4%		-10.2%
Average Revenue per Available Room for period	$30.90	$39.58	$(9.00)	-22.7%

Revenue decreased by $0.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The Hospitality segment during the three months ended September 30, 2008 experienced unusual demand for their rooms due to the damage caused by Hurricane Ike, which displaced area residents from their homes.

Net operating income increased by $0.1 million for the three months ended September 30, 2009 compared to the same period in 2008 partially as a result of lower insurance expense offset by the decline in revenue.  During the three months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.3 million related to damage sustained at various locations from Hurricanes Ike, which did not occur in the current year.

For the Nine Months Ended September 30, 2009 vs. September 30, 2008

Consolidated

Revenues

Total revenues increased by $1.0 million to $31.0 million for the nine months ended September 30, 2009 compared to $30.0 million for the nine months ended September 30, 2008. The increase is related to additional revenues of $2.2 million within our Retail segment primarily associated with our Brazos Crossing Power Center, which opened during March 2008 and the expansion at our St. Augustine Outlet Mall, which was substantially completed in November 2008.  This increase was offset by a decline of approximately $1.0 million within our Multi Family segment due to increased rent concessions during the current period compared to the same period a year ago.

Property operating expenses

Property operating expenses decreased by $1.1 million to approximately $11.9 million, for the nine months ended September 30, 2009, compared to $13.0 million for the same period in 2008 primarily as a result of a decline in insurance expense.  During the nine months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.5 million related to damage sustained at various locations from Hurricanes Ike and Gustav, which did not occur in the current year.  In addition, our repair and maintenance expense within our Multi Family segment declined.  In the prior year, this segment incurred additional costs associated due to a significant turnover in tenants at the beginning of 2008.

Real estate taxes

Real estate taxes increased by $0.2 million to approximately $3.3 million, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase within our Retail segment as a result of the grand opening of our Brazos Crossing Power Center as well as the recent expansion at our St. Augustine Outlet Mall.

General and administrative expenses

General and administrative costs decreased by $2.5 million to $5.8 million for the nine months ended September 30, 2009 compared to $8.3 million during the nine months ended September 30, 2008 primarily due to a reduction of $4.1 million in acquisition fees expensed, including closing costs, related to our investment in unconsolidated affiliated real estate entities. These type of costs were expensed during 2008 and effective January 1, 2009, in accordance with accounting guidance,  these type of costs incurred during 2009 were capitalized as part of the investment as discussed above in 2009 Acquisitions and Investments section.   Offsetting this decline was an increase of $1.5 million related to asset management fees due to an increase in the average asset value at September 30, 2009 compared to September 30, 2008.

Impairment on long lived assets, net of gain on disposal

For the nine months ended September 30, 2009, we recorded an asset impairment charge of $45.2 million primarily related to the impairment within the multi-family segment of $43.2 million associated with the five properties within the Camden portfolio and $2.0 million within the retail segment associated with our Brazos Crossing power center.  In addition, we recorded $0.2 million gain on disposal of assets offsetting the $45.2 asset impairment charge.

We identified certain indicators of impairment related to the properties within our Camden portfolio and our Brazos Crossing power center such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009.  These indicators did not exist during our prior reviews of the properties through June 30, 2009. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows.  Therefore, we recorded an impairment charge of $45.2 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets, net of gain on disposal within the accompanying consolidated statements of operations.  The fair value for these assets was determined to be approximately $60.0 million.   Our debt obligations outstanding on these properties are  approximately $86.7 million (See note 9 of the notes to consolidated financial statements).  If we should extinguish the debt obligations associated with these properties, we should realize a gain on extinguishment at that time based upon the difference in the recorded fair value of assets and the debt obligations outstanding.  For the nine months ended September 30, 2008, we did not record an impairment charge.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 million to $7.6 million for the nine months ended September 30, 2009 compared to same period in 2008 primarily due to depreciation expense recorded for our Brazos Crossing Power Center, which opened in March 2008, and our St. Augustine Outlet, which substantially completed its expansion during November 2008.

Interest income

Interest income declined by $0.5 million primarily due to a decrease in interest and dividends on our money market and marketable securities investments due to a decline in interest rates compared to the same period in the prior year as well as decline in average cash invested of approximately $6.0 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.3 million for the three months ended September 30, 2009 compared to 2008. The increase is due to interest capitalized of $0.5 million during the nine months ended September 30, 2008 compared to $0 during 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities increased by $0.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale. During the nine months ended September 30, 2009, we sold marketable securities for a net gain of $0.3 million.  During the nine months ended September 30, 2008, we sold securities for a slight loss.

Other than temporary impairment – marketable securities

During the nine months ended September 30, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary and during the nine months ended September 30, 2008 we recorded an impairment charge of $9.7 million.  (See note 5 of notes to consolidated financial statements).

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities for the nine months ended September 30, 2009 was $4.2 million compared to a $2.2 million during the nine months ended September 30, 2008.   This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC.  The majority of the additional loss recorded represents the additional depreciation expense recorded of $5.4 million associated with the difference in our cost of these investments in excess of their historical net book values during 2009 compared to 2008 primarily related to timing of acquisitions (See note 3 of notes to consolidated financial statements).  Offsetting this additional charge is a higher dollar amount of income allocated to us from our  Mill Run investment compared to 2008 due to timing of acquisition (June 2008) and lower interest expense due to lower libor rates.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Nine Months Ended September 30, 2009 compared to September 30, 2008

Retail Segment

			Variance
	For the Nine Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$8,286,105	$6,079,080	$2,207,025	36.3%
NOI	4,958,783	3,376,427	1,582,356	46.9%
Average Occupancy Rate for period	89.9%	89.9%		0.0%

Revenue increased $2.2 million to $8.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of additional revenues of $2.0 million associated with the expansion at our St. Augustine Outlet Center and the remaining increase is associated the opening of our Brazos Crossing Power Center during March 2008.   The average occupancy rate per period remained the same for the nine months ended September 30, 2009 compared to 2008 and revenue increased as a result of an increase of approximately 87,000 in leasable square feet at our St. Augustine Outlet center as part of the expansion which was substantially completed in November 2008.

Net operating income increased by $1.6 million to $5.0 million primarily as a result of the increase in revenue offset by increased property expenses associated with our Brazos Crossing Power Center being open for a full quarter in 2009 compared to 2008 and additional costs associated with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi Family Segment

	For the Nine Months Ended		Variance Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$14,274,745	$15,262,432	$(987,687)	-6.5%
NOI	5,211,740	5,317,986	(106,246)	-2.0%
Average Occupancy Rate for period	88.8%	87.5%		1.5%

Revenue decreased by $1.0 million to $14.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.   As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent abatements during the nine months ended September 30, 2009 compared to the same period in 2008.  The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.8 million.

Net operating income decreased by $0.1 million to $5.2 million for the nine months ended September 30, 2009 from $5.3 million for the nine months ended September 30, 2008.  The decrease is a result of the decline in revenue of $1.0 million plus higher bad debt expense incurred during the 2009 period of approximately $0.2 million offset by a decrease in repair and maintenance costs during 2009 due to significant turnover in tenants at the beginning of 2008 and lower utilities due to lower rates than the prior year.

Industrial Segment

Variance
For the Nine Months Ended	Increase/(Decrease)
September 30,	September 30,
2009	2008	$	%
(unaudited)
Revenue	$5,669,103	$5,900,433	$(231,330)	-3.9%
NOI	3,562,006	3,304,451	257,555	7.8%
Average Occupancy Rate for period	65.8%	69.4%	-5.2%

Revenue decreased by $0.2 million to $5.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of a decline in the average occupancy rate and a reduction in tenant recoveries of $0.2 million.  The reduction in tenant recoveries is due to lower property expenses incurred that are reimbursed by the tenants during the nine months ended September 30, 2009 compared to the 2008 period.

Net operating income increased by $0.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of a decline in insurance expense of $0.3 million and bad debt expense of $0.1 million.  During the nine months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.2 million related to damage sustained at various locations from Hurricanes Gustav, which did not occur in the current year.

Hospitality

			Variance
	For the Nine Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2009	2008	$	%
	(unaudited)
Revenue	$2,780,763	$2,736,137	$44,626	1.6%
NOI	1,233,702	909,277	324,425	35.7%
Average Occupancy Rate for period	69.4%	65.4%		6.1%
Average Revenue per Available Room for period	$34.55	$33.97	$1.00	2.9%

Net operating income increased by $0.3 million during the nine months ended September 30, 2009 compared to the nine months September 30, 2008 on constant revenues during the periods.  The NOI increase is primarily due to a decline in insurance expense.  During the nine months ended September 30, 2008, we recorded insurance deductible charges of approximately $0.3 million related to damage sustained at various locations from Hurricanes Ike, which did not occur in the current year.

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

 Our public offering terminated on October 10, 2008 when all shares offered where sold.   However, the shares continued to be sold to existing stockholders pursuant to our dividend reinvestment plan.  For the three and a nine months ended September 30, 2009, we received proceeds from our dividend reinvestment plan of $2.4 million and $7.1 million, respectively.  Our cumulative gross offering proceeds through September 30, 2009 were $308.9 million, which includes redemptions and $14.8 million of proceeds from the dividend reinvestment plan since its inception.

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

We currently have $237.3 million of outstanding mortgage debt, and an additional $7.4 million of outstanding notes payable. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2009, our total borrowings represented 96.3% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)
Acquisition fees	$6,878,087	$-	$16,656,847	$2,336,565
Asset management fees	1,259,999	560,170	3,064,827	1,582,009
Property management fees	447,564	432,814	1,371,798	1,264,879
Acquisition expenses reimbursed to Advisor	-	-	902,753	1,265,528
Development fees and leasing commissions	106,187	645,455	311,518	1,041,795
Total	$8,691,837	$1,638,439	$22,307,743	$7,490,776

As of September 30, 2009, we had approximately $22.7 million of cash and cash equivalents on hand and $0.9 million of marketable securities. Our cash and cash equivalents on hand and our marketable securities resulted primarily from proceeds from our Offering.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2008
	(unaudited)
Cash flows provided by operating activities	$2,898,264	$3,854,494
Cash flows used in investing activities	(12,250,690)	(91,920,965)
Cash flows (used in) provided by financing activities	(34,048,104)	128,026,146
Net change in cash and cash equivalents	(43,400,530)	39,959,675

Cash and cash equivalents, beginning of the period	66,106,067	29,589,815
Cash and cash equivalents, end of the period	$22,705,537	$69,549,490

During the nine months ended September 30, 2009, our principal source of cash flow was derived from proceeds from the issuance of SLP units and the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity are our property operating expenses, real estate taxes, insurance, tenant improvements, leasing costs, acquisition and development activities, debt service and distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows, the sale of properties, and the issuance of equity and debt securities and the placement of mortgage loans.

Operating activities

During the nine months ended September 30, 2009, cash flows provided by operating activities decreased by $1.0 million during the nine months ended September 30, 2009 to $2.9 million compared to the same period a year ago.  The decline driven by timing of accounts payable offset by the increase of $3.7 million in net income, adjusted for non cash charges.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2009 of $12.3 million relates to the following:
•	$19.0 million of the transaction costs paid related to our investments in POAC and Mill Run.
•
$7.9 million related to the funding of investment property purchases, of which $4.9 million relates to funding of tenant allowances.  These additional tenant allowances relate to the timing of payments associated with our St. Augustine Outlet Mall expansion.  We expect additional tenant allowances to be funded during 2009.

•	Offsetting these outflows, we received $12.2 million related to proceeds from sale of marketable securities and proceeds from maturity of corporate bonds.

Cash used in investing activities for the nine months ended September 30, 2008 of $91.9 million resulted primarily from the following:
•	$49.5 million note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in POAC;
•	A preferred equity contribution of $11.0 million into a real estate lending company which is an affiliate of our Sponsor offset by redemptions payments received of $0.9 million.
•	$22.7 million on investments in real estate, primarily related to the renovation and expansion project at our St. Augustine Outlet Mall; and
•	$9.2 million in net purchases of marketable securities and corporate bonds.

Financing activities

Cash used in financing activities of $34.0 million during the nine months ended September 30, 2009 primarily related to (i) the  payments of distributions to common shareholders and noncontrolling interests of $12.4 million; (ii) $2.0 million of principal payments on debt primarily associated with the pay down of $1.2 million related to the amendment to the hotels  loan.  The original loan matured in April 2009; (iii) $22.4 million issuance of note receivable to noncontrolling interest (see Note 13 of notes to consolidated financial statements for further discussion); (iv) and $4.3 million associated with redemption of common shares during the period.  These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

Cash provided by financing activities during the nine months ended September 30, 2008 of $128.0 million is primarily from the issuance of common stock ($152.1 million), proceeds from issuance of SLP units ($12.3 million), offset by the payment of offering costs ($15.9 million); distribution paid to common shareholders and noncontrolling interests of $5.4 million and the issuance of a note receivable ($17.6 million) entered into in connection with our investment in Mill Run (two retail outlet malls in Orlando, Florida).

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2009.

Contractual Obligations	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

Mortgage Payable [1]	$175,065	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,287,774
Note Payable[2]	7,358,445	-	-	-	-	-	7,358,445
Interest Payments[3]	3,482,106	13,261,753	13,067,707	12,980,592	12,772,092	27,751,042	83,315,292

Total Contractual Obligations	$11,015,616	$23,815,029	$14,654,664	$15,761,604	$15,879,447	$246,835,151	$327,961,511

1)	These amounts represent mortgage payable obligations outstanding as of September 30, 2009.
2)	Amount represents note payable obligation outstanding as of September 30, 2009.
3)
These amounts represent future interest payments related to mortgage and note payable obligations based on the fixed and variable interest rates specified in the associated debt agreement.  All variable rate debt agreements are based on the one month LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of September 30, 2009 was used.

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

Below is a reconciliation of net loss to FFO for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(49,319,070)	$(11,186,764)	$(57,071,916)	$(19,466,712)
Adjustments:
Depreciation and amortization of real estate assets	2,694,337	2,136,873	7,568,009	6,539,587
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	8,287,673	1,915,249	16,700,083	5,126,014
Gain on disposal of investment property	(237,808)	-	(237,808)	-
FFO	(38,574,868)	(7,134,642)	(33,041,632)	(7,801,111)
Less: FFO attributable to noncontrolling interests	527,109	110	487,200	101
FFO attributable to Company's common shares	$(38,047,759)	$(7,134,532)	$(32,554,432)	$(7,801,010)

FFO per Company's common share, basic and diluted	$(1.22)	$(0.28)	$(1.04)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	31,297,445	25,464,696	31,204,618	20,058,683

 Included in FFO for the three months ended September 30, 2009 are non cash related item of $45.2 million related to the impairment charge on long lived assets offset by the gain on sale of marketable securities of $1.2 million.  For the nine months ended September 30, 2009,  non cash related items included in FFO are $45.2 million related to the impairment charge on long lived assets,  $3.4 million related to an other than temporary impairment charge for marketable securities offset by $0.3 million gain related to the sale of equity securities.

   Included in FFO for the three months ended September 30, 2008, $9.7 million related to an other than temporary impairment charge for marketable securities.   Included in FFO for the nine months ended September 30, 2008 are acquisition fees expensed of $4.1 million associated with the investment in Mill Run and non cash charge of $9.7 million related to an other than temporary impairment charge for marketable securities. Effective January 1, 2009, under current accounting guidance, these acquisitions fees associated with investments under the equity method are recorded as part of the cost of the investment and not expensed through the consolidated statements of operations.

For the three months ended September 30, 2009, 100% of our distributions declared for the period to our common shareholders were funded or will be funded with funds from operations, adjusted for non cash related items.

For the nine months ended September 30, 2009, approximately 93% of our distributions to our common shareholders were funded or will be funded with funds from operations, adjusted for non cash related items and 7% were funded or will be funded from the uninvested proceeds from the sale of shares from our offering.

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,”  which was primarily codified into Topic 820 - “Fair Value Measurements and Disclosures” in the ASC.  This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 – “Investments-Equity Method” in the ASC.  This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009,  transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.  For the three  and nine months ended September 30, 2009, the Company capitalized $13.3 million and $25.8 million, respectively of transaction costs incurred during the related period related to its investments in POAC and Mill Run (see Note 3).

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 – “Investments-Debt and Equity Securities” in the ASC.  This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The guidance is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into Topic 855 - “Subsequent Events” in the ASC.  This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted the standard in the quarter ended June 30, 2009. The standard did not impact the consolidated results of operations or financial position. See Note 17 to the notes of the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2009, we had an interest rate cap agreement outstanding for LIBOR at 6.0% related to our note payable obligation as per our debt agreement. At September 30, 2009, the fair value of this interest rate cap agreement was zero.  We did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes.  We regularly review the market prices of these investments for impairment purposes.  As of September 30, 2009, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.1 million.

The following table shows the mortgage and note payable obligations maturing during the next five years and thereafter at September 30, 2009:

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total

Mortgage Payable	$175,065	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$237,287,774
Note Payable	7,358,445	-	-	-	-	-	7,358,445

Total maturities	$7,533,510	$10,553,276	$1,586,957	$2,781,012	$3,107,355	$219,084,109	$244,646,219

As of September 30, 2009, approximately $17.6 million, or 7%, of our debt (mortgage and note payable obligations combined) are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage debt and notes payable as of September 30, 2009 was approximately $237.7 million compared to the book value of approximately $244.7 million.  The fair value of the mortgage debt and notes payable as of December 31, 2008 was approximately $239.8 million compared to the book value of approximately $246.7 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2009, we had no off-balance sheet arrangements.

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

Office Owner is the borrower under a Loan Agreement dated January 4, 2007 and amended on September 10, 2007 and April 17, 2009 with Lehman Brothers Holdings Inc. (“Lehman”).  Pursuant to that loan agreement, Lehman agreed to loan to Office Owner a total of $127,250,000, of which as of September 30, 2009 $10,453,737 remains left to fund.  Lehman has not funded six monthly draws commencing with the April 21, 2009 draw, and the aggregate amount of these draws  are well within Office Owner’s borrowing limits.  In addition, Lehman has claimed that it has assigned certain of its interests in the loan to Swedbank AB and Lehman Brothers Bankhaus AG, although Lehman has provided no signed documentation evidencing the transfers.  In response to the foregoing, Office Owner filed a  motion on November 5, 2009  in Lehman’s bankruptcy case, asking the Bankruptcy Court to enter an order compelling Lehman to comply with its obligations to lend, or alternatively, to grant Office Owner relief from the bankruptcy stay to declare Lehman in default of the loan and related documents, suspend payments under the loan and related net profits interest, seek a replacement  lender for the remaining unfunded portion of the loan, and pursue other remedies

As of the date hereof, we are not a party to any other material pending legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes during the nine months ended September 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our intention is that neither we nor our operating partnership will be considered an “investment company” as defined in the Investment Company Act of 1940, and we do not intend to engage in the types of business that characterize an investment company under that law. We intend that investments in real estate will generally represent the substantial majority of our business. While a company that owns investment securities having a value exceeding 40 percent of its total assets could be considered an investment company, we believe that if we make investments in joint ventures they will be structured so that they are not considered “investment securities” for purposes of the law.

Based upon changes in the valuation of our portfolio of investments as of September 30, 2009 described in Item 5. Other Information, including with respect to certain investment securities we currently hold, we may be deemed to have  inadvertently become an investment company under the Investment Company Act of 1940.  We are currently evaluating our response to this development, including the availability of exemptive or other relief under the Investment Company Act of 1940, and we intend to take affirmative steps to comply with applicable regulatory requirements. However, if an examination of our investments by the SEC or a court should deem us to hold investment securities in excess of the amount that would require us to register under the Investment Company Act of 1940, we could be deemed to be an investment company and be subject to additional restrictions.

If we fail to maintain an exemption or exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act of 1940, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act of 1940), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.  In addition, if the SEC or a court takes the view that we have operated and continue to operate as an unregistered investment company in violation of the Investment Company Act of 1940, and does not provide us with a sufficient period to either register as an investment company, obtain exemptive relief, or divest of our investment securities and/or acquire non-investment securities, we may be subject to significant potential penalties and certain of the contracts to which we are a party may be voidable.

We intend to continue to monitor our compliance with the exemptions under the Investment Company Act of 1940 on an ongoing basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did repurchase approximately 0.2 million shares.

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

The Offering terminated on October 10, 2008 when all shares offered where sold.   However, shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan.   As of September 30, 2009, cumulative gross offering proceeds were approximately $308.9 million, which includes redemptions and $14.8 million of proceeds from the dividend reinvestment plan since its inception.  Below is a summary of the expenses we incurred in connection with the issuance and distribution of the registered securities.  As the offering is closed as of October 2008, we will not have any future expenses.

Type of Expense Amount
Underwriting discounts and commissions	$23,847,655
Other expenses paid to non-affiliates	6,340,647
Total offering expenses	$30,188,302

With net offering proceeds of $308.9 million as of September 30, 2009, and mortgage debt in the amount of $237.3 million, and note payable obligation of $7.4 million outstanding as of September 30, 2009, we acquired approximately $451.3 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At September 30, 2009
Construction of plant, building and facilities	$32,749,953
Purchase of real estate interests	215,766,037
Repayment of indebtedness	2,410,821
Cash and cash equivalents (as of September 30, 2009)	22,705,537
Gross Temporary investments (as of September 30, 2009)	2,173,554
Other uses	33,103,772

Total uses	$308,909,674

As of November 6, 2009, we have sold approximately 31.5 million shares at an aggregate of price of approximately $311.3 million, which includes proceeds from our Dividend Reinvestment Plan and redemptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 17, 2009.  The shareholders voted on one proposal related to board of director nominees.  The shareholders elected to the board all five director nominees for a term expiring at the 2010 annual meeting or until their successors are elected and qualify, with the vote of each director being reflected below:

Nominee	For	Withheld
David Lichtenstein (Director)	16,051,169	381,711
Edwin J. Glickman (Independent Director)	16,062,768	370,112
George R. Whittemore (Independent Director)	16,070,378	362,503
Shawn R. Tominus (Independent Director)	16,070,209	362,671
Bruno de Vinck ( Director)	16,065,488	367,392

ITEM 5. OTHER INFORMATION.

There is no established public trading market for our shares of common stock.  In order for qualified plans to report account values as required by ERISA, beginning with the fiscal year ended December 31, 2009, we will be providing an estimated share value on an annual basis.   We are required to report the annual statement of value to our shareholder as part of our December 31, 2009 reporting; however, we performed an interim valuation in light of the current economic conditions, as well as, current asset impairment charges that we recorded through the nine months ended September 30, 2009 (See Notes 5 and 7 of the notes to the consolidated financial statements).   As of November 16, 2009, the value for shareholders is estimated to be $9.97 per share.

The value for shareholder is only an estimate and may not reflect the actual value of our shares. The value is based on the estimated value of each share of common stock based as of the close of our quarter ended September 30, 2009.  The board of directors, in part, relied upon a third party source and advice in arriving at this estimated value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry.  The value represents an average price per share within a range of prices we estimated utilizing various assumptions.  Our estimated value of $9.97 per share is also within the range estimated by our third party source.

PART II. OTHER INFORMATION, CONTINUED:

We cannot assure that:

•	this estimate of value could actually be realized by us or by our shareholders upon liquidation;

•	shareholders could realize this estimate of value if they were to attempt to sell their shares of common stock now or in the future;

•
this estimate of value reflects the price or prices at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system; or the annual statement of value complies with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors reconfirmed the purchase price under our distribution reinvestment program as $9.50 per share.  Under our distribution reinvestment program, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 16, 2009	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)