Form 10-K
period 2009-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-03-31
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 333-117367

LIGHTSTONE VALUE PLUS
REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1237795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of Principal Executive Offices)	(Zip Code)

732-367-0129

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the common shares held by non-affiliates of the registrant was $311.8 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2010, there were 31.6 million shares of common stock held by non-affiliates of the registrant.

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

ii

PART I.

Item 1. Business:

General Description of Business

The Lightstone REIT, a Maryland corporation, was formed on June 8, 2004 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico. The Lightstone REIT has acquired portfolios and individual properties, with its commercial holdings consisting of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties, and its residential properties consisting of “Class B” multi-family complexes. Building classifications in most markets refer to Class “A”, “B”, “C” and sometimes “D” properties. Class “A”, “AA” and “AAA” properties are typically newer buildings with superior construction and finish in excellent locations with easy access are attractive to creditworthy tenants and offer valuable amenities such as on-site management or covered parking. These buildings command the highest rental rates in their market. As the classification of a building decreases (e.g., Class “A” to Class “B”), one building attribute or another becomes less desirable.

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

As of December 31, 2009, on a collective basis, we either wholly owned or owned interests in 23 retail properties containing a total of approximately 7.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 9 multi-family properties containing a total of 2,593 units, 2 hotel properties containing a total of 290 rooms and 1 office property containing a total of approximately 1.1 million square feet of office space. All of our properties are located within the United States. As of December 31, 2009, the retail properties, the industrial properties, the multi-family properties and the office property were 94%, 60%, 90% and 76% occupied based on a weighted average basis, respectively. Our hotel properties’ average revenue per available room was $32 and occupancy was 69% for the year ended December 31, 2009.

On December 8, 2009, we signed a definitive agreement to dispose of a substantial portion of our retail properties, our St. Augustine Outlet center plus our interests in our investments in Prime Outlets Acquisitions Company (“POAC”), which includes 18 retail properties and Mill Run, LLC (“Mill Run”), which includes 2 of our retail properties. We expect the transaction to be completed during 2010. See further discussion in Operating Partnership, Contribution Agreement and Sale Agreement, below.

In addition, during 2009, we decided to not make our required debt service payments of $0.2 million in the month of October on two loans within our multi- family segment, which had an outstanding principal balance of $42.3 million as of December 31, 2009. We determined that future debt service payments on these two loans would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these two loans. The bank has notified that us that we are in default on these two loans. During the first quarter of 2010, we have been notified by the lender that it will be foreclosing on these two properties. The foreclosure sales are not expected to be completed until mid year 2010. Prior to this notification, we were in discussions with the lender regarding its default status and potential future remedies, which included transferring the two properties to the lender. The principal balance of these two loans of $42.3 million has been accelerated from its original maturity date of December 2014 to due current. In addition, during 2009, we recorded an impairment charge on long lived assets of $43.2 million associated with the two properties connected to these two loans as well as three other properties within our multi-family segment (See Notes 9 and 14 of notes to consolidated financial statements).

Structure

The Lightstone REIT commenced an initial public offering to sell a maximum of 30,000,000 shares of common shares on May 23, 2005, at a price of $10 per share (exclusive of 4 million shares available pursuant to the our dividend reinvestment plan and 75,000 shares reserved for issuance under the our stock option plan). The Lightstone REIT’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 22, 2005, and on May 24, 2005, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, served as the dealer manager of the Company’s public offering (the “Offering”). In addition, the Lightstone REIT issued 20,000 shares to the Advisor on July 6, 2004, for $10 per share.

The Offering terminated on October 10, 2008 when all shares offered where sold. However, the shares continued to be sold to existing stockholders pursuant to the Company’s dividend reinvestment plan. As of December 31, 2009, cumulative gross offering and dividend reinvestment proceeds of approximately $311.3 million, which includes redemptions and $17.1 million of proceeds from the dividend reinvestment plan, have been received by the Lightstone REIT and used for the purchase of a 98.4% general partnership interest in the common units of the Operating Partnership.

Noncontrolling Interest — Partners of Operating Partnership

On July 6, 2004, the Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP, LLC, an affiliate of the Advisor, purchased special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. As of December 31, 2009, the Company has received proceeds of $30.0 million from the sale of SLP Units, of which approximately $7.0 million was received during the three months ended March 31, 2009 and none thereafter.

On June 26, 2008, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) 2,000 Common Units and 380 Series A Preferred Units with an aggregate liquidation preference of $380,000 to Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”) in exchange for a 22.54% membership interest in Mill Run (See Note 4 of notes to consolidated financial statements). The total aggregate value of the Common Units and Series A Preferred Units issued by the Operating Partnership in exchange for the 22.54% membership interest in Mill Run was $19,600,000.

On March 30, 2009, the Operating Partnership issued 284,209 Common Units and 53,146 Series A Preferred Units with an aggregate liquidation preference of $53,146,000 to AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) in exchange for a 25% membership interest in POAC (See Note 4 of the notes to the consolidated financial statements).

On August 25, 2009, the Operating Partnership issued a total of 115,000 Common Units and 21,850 Series A Preferred Units with an aggregate liquidation preference of $21,850,000 to TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an additional 14.26% membership interest in Mill Run and for an additional 15% membership interest in POAC (See Note 4 of the notes to the consolidated financial statements).

Operating Partnership Activity

Through its Operating Partnership, the Company acquired and operates commercial, residential, and hospitality properties, principally in the United States. The Company’s commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties have been acquired and operated by the Company alone or jointly with another party. Since inception, the Company has completed the following acquisitions and investments:

Acquisitions and Investments

2006

The Company completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan and a retail power center and raw land in Omaha, Nebraska.

2007

The Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Factory Outlet World in St. Augustine, Florida, a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties), five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX.

2008

The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run, which consists of two retail properties located in Orlando, Florida.

2009

On March 30, 2009, the Company acquired a 25% interest in POAC which has a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States. On August 25, 2009, the Company acquired an additional 14.26% interest in Mill Run and an additional 15% interest in POAC. As of December 31, 2009, the Company’s membership interest in Mill Run and POAC was 36.8% and 40%, respectively.

Contribution and Sale Agreement

On December 8, 2009, the Company entered into a Contribution Agreement with certain affiliates of The Lightstone Group, LLC (the “Lightstone Parties”), Simon Property Group, Inc., a Delaware corporation (“Parent REIT”), Simon Property Group, L.P., a Delaware limited partnership (“Parent OP”), Marco Capital Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent OP (“Parent Sub”, and together with Parent REIT and Parent OP, the “Parent Parties”) and POAC.

Under the terms of the Contribution Agreement, (i) the Company will contribute to Parent Sub its membership interests in Mill Run and POAC (collectively, the “Contributions”), and (ii) the Operating Partnership will sell to Parent Sub its membership interest in LVP St. Augustine Outlets LLC (“St. Augustine”), a Delaware limited liability company, and a related parcel of land (the “Sale”) (Collectively, “disposition of our retail outlet assets”).

As consideration for the Contributions, the Company is expected to receive approximately $228.5 million in consideration before transaction expenses, twenty percent (20%) of which will consist of common operating partnership units in Parent OP and eighty percent (80%) of which will consist of cash from a debt-financed distribution by Parent OP. The pricing of the common operating partnership units in Parent OP will be based on the volume weighted average closing price of Parent REIT’s common stock during the ten (10) trading days prior to the date that is three (3) trading days prior to the closing date, subject to a ten percent (10%) collar. As consideration for the Sale, the Operating Partnership will receive approximately $17.2 million in cash, subject to certain adjustments. A portion of the aggregate consideration to be received by the Company and the Lightstone Parties will be subject to an escrow for eighteen (18) months following closing in respect of certain indemnity obligations to the Parent Parties.

The Contribution Agreement contains representations and warranties and covenants of the Company, the Lightstone Parties, the Parent Parties and POAC, including among others, covenants concerning the conduct of the business of POAC and Mill Run during the period between the execution of the Contribution Agreement and the closing of the Contributions and the Sale. In addition, the Company agreed to refrain from initiating or entering into certain discussions with, or providing certain information to, third parties as it relates POAC and Mill Run.

The closing of the Contributions and the Sale is anticipated to occur in 2010 and is subject to various closing conditions including, among others, with respect to the execution by the Company of a tax protection agreement with the Parent Parties. The Contribution Agreement is subject to certain rights of the parties to terminate the Contribution Agreement, including in the event of certain breaches by the parties of their respective obligations thereunder.

Related Party

Our business is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors. Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 170 properties containing approximately 10,620 multifamily units, 5.2 million square feet of office space, 2.8 million square feet of industrial space, and 12.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 25 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey, Illinois and Maryland, our sponsor employs approximately 1,050 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor, on December 8, 2009, entered into a definitive agreement to dispose of all of its outlet centers interests, which comprise of approximately 8 million square feet of the 12.5 million square feet of retail space owned. The transaction is expected to close during calendar 2010.

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

Our Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities has received compensation and fees for services related to the offering and the Advisor and Property Manager will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities receive fees during the offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and
•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have to date acquired residential and commercial properties principally, all of which are located in the continental United States. Our acquisitions include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties are principally comprised of “Class B” multi-family complexes. Upon closing of the disposition of our retail outlet assets (See Note 1 of the notes to consolidated financial statements); we will have additional funds to invest in other properties in the future from the proceeds from the proposed disposition of our retail outlet assets.

We may acquire the following types of real estate interests:

•	Fee interests in market-rate, middle market multifamily properties at a discount to replacement cost located either in emerging markets or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.
•	Fee interests in well-located, multi-tenant, community, power and lifestyle shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and submarkets. We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.
•	Fee interests in improved, multi-tenant, industrial properties located near major transportation arteries and distribution corridors with limited management responsibilities.
•	Fee interests in improved, multi-tenanted, office properties located near major transportation arteries in urban and suburban areas.
•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

All of the properties are owned by subsidiary limited partnerships or limited liability companies. These subsidiaries are single-purpose entities that we created to own a single property, and each have no assets other than the property it owns. These entities represent a useful means of shielding our operating partnership from liability under state laws and will make the underlying properties easier to transfer. However, tax law disregards single-member LLCs and so it will be as if the operating partnership owns the underlying properties for tax purposes. Use of single-purpose entities in this manner is customary for REITs. Our independent directors are not required to approve all transactions involving the creation of subsidiary limited liability companies and limited partnerships that we use for investment in properties on our behalf. These subsidiary arrangements are intended to ensure that no environmental or other liabilities associated with any particular property can be attributed against other properties that the operating partnership or we will own. The limited liability aspect of a subsidiary’s form will shield parent and affiliated (but not subsidiary) companies, including the operating partnership and us, from liability assessed against it. No additional fees are imposed upon the REIT by the subsidiary companies’ managers and these subsidiaries are not affected our stockholders’ voting rights.

We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Not more than 10% of our total assets may be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year. Additionally, we do not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded.

Although we are not limited as to the geographic area where we may conduct our operations, we have invested and will continue to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible.

Financing Strategy and Policies

We utilize leverage when acquiring our properties. The number of different properties we acquire are affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. The Lightstone REIT had $244.5 million in outstanding long-term obligations as of December 31, 2009, which includes $26.4 million related to St. Augustine debt that is classified as held for sale (see Note 8 of the notes to the consolidated financial statements).

Dividend Objectives

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions are at the discretion of the board of directors and depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our stockholders as of daily record dates and aggregate and pay such dividends quarterly.

Since the period beginning February 1, 2006, the Board of Directors of the Lightstone REIT declared quarterly dividends in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period. Through December 31, 2009, we have paid aggregate distribution in the amount of $39.9 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the years ended December 31, 2009, 2008 and 2007 were $27.3 million, $9.9 million and $7.1 million, respectively.

On March 2, 2010, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which was paid on March 30, 2010.

Tax Status

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2006 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. It is our intention to adhere to these requirements and maintain our REIT status. The Company has qualified and continues to qualify as a REIT in 2009.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Competition

The retail, office, industrial and residential real estate markets are highly competitive. We compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are other REITs with asset acquisition objectives similar to ours that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by the Lightstone REIT. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enable us to compete with the other real estate investment companies.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an advisory agreement with our Advisor on April 22, 2005, pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay our Advisor fees for services related to the investment and management of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.LightstoneREIT.com.

Item 1A. Risk Factors:

Set forth below are the risk factors that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 8. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to the Common Stock

Distributions to stockholders may be reduced or not made at all.  Distributions are based principally on cash available from our properties. The amount of cash available for distributions is affected by many factors, such as the operating performance of the properties we acquire, our ability to buy properties with proceeds from the pending disposition of our retail outlet assets, if consummated (see Note 1 of notes to consolidated financial statements), and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.
•	Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.
•	If the pending disposition of our retail outlet assets is consummated, until we invest these proceeds from the disposition in new real properties, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investment.
•	In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, that issuance could reduce the cash available for distributions to stockholders.
•	We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Our operations could be restricted if we become subject to the Investment Company Act of 1940.  We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The Company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the Company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The Company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

Based upon changes in the valuation of our portfolio of investments as of September 30, 2009, including with respect to certain investment securities we currently hold, we may be deemed to have inadvertently become an investment company under the Investment Company Act of 1940. We are currently evaluating our response to this development, including the availability of exemptive or other relief under the Investment Company Act of 1940, and we intend to take affirmative steps to comply with applicable regulatory requirements. However, if an examination of our investments by the SEC or a court should deem us to hold investment securities in excess of the amount that would require us to register under the Investment Company Act of 1940, we could be deemed to be an investment company and be subject to additional restrictions.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The price of our common stock is subjective and may not bear any relationship to what a stockholder could receive if it was sold.  Our board of directors determined the current net asset value of the common stock at $9.97 per share. The board of directors, in part, relied upon a third party source and advice in arriving at this estimated value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry. This value is based upon an estimated amount we determined would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	This value may not actually be realized by us or by our stockholders upon liquidation;
•	Stockholders may not realize this value if they were to attempt to sell their common stock; or
•	This value may not reflect the price at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system.

Our common stock is not currently listed on an exchange or trading market and is illiquid.  There is currently no public trading market for the shares. Subsequent to the close of our initial public offering in October 2008, our common stock has not been listed on a stock exchange. Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

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

The special general partner interests entitle Lightstone SLP, LLC, which is directly owned and controlled by our Sponsor, to certain payments and distributions that will significantly reduce the distributions available to stockholders after a 7% return.  Lightstone SLP, LLC receives returns on its special general partner interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP, LLC in connection with its special general partner interests. In addition, we may eventually repay Lightstone SLP, LLC up to $30,000,000 for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders.

Conflicts of Interest

There are conflicts of interest between advisor, property managers and their affiliates and us.  David Lichtenstein, our sponsor, is the founder of The Lightstone Group, LLC which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our advisor, our property managers, our operating partnership, our dealer manager and affiliates, except for us. Our advisor does not advise any entity other than us. However, employees of our advisor are also employed by Lightstone Value Plus REIT II LLC, the advisor to Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), the sponsor’s other public program. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Our Sponsor’s other public program, Lightstone II, may be engaged in competitive activities.  Our advisor, property managers and their respective affiliates through activities of Lightstone II may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including Lightstone II may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

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

We may compete with other entities affiliated with our sponsor for tenants.  The sponsor and its affiliates, as well as Lightstone II, are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. The sponsor, its affiliates or Lightstone II may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by the sponsor and its affiliates. The sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the sponsor, its affiliates and Lightstone II and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of your investment.  Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor. In particular, we depend on the skills and expertise of David Lichtenstein, the architect of our investment strategies. We cannot guarantee that all, or any particular one, of our employees will remain affiliated with us or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer.

Further, we do not intend to separately maintain key person life insurance that would provide us with proceeds in the event of death or disability of Mr. Lichtenstein or any of our key personnel. We believe our future success depends upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

Certain of our affiliates will receive substantial fees prior to the payment of dividends to our stockholders.  We have paid and will continue to pay substantial compensation to our Advisor, Property Manager, management and affiliates and their employees. We have paid and will continue to pay various types of compensation to affiliates of our Sponsor and such affiliates’ employees, including salaries, and other cash compensation. In addition, our Advisor and Property Manager receive compensation for acting, respectively, as our Advisor and Property Manager. In general, this compensation is dependent on our success or profitability. These payments are payable before the payment of dividends to the stockholders and none of these payments are subordinated to a specified return to the stockholders. Also, our Property Manager receives compensation under the Management Agreement though, in general, this compensation would be dependent on our gross revenues. In addition, other affiliates may from time to time provide services to us if and as approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

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

Risks Associated With Our Properties and the Market

Real Estate Investment Risks

Operating risks.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared.  Although we currently have been able to pay both our expenses and debt service payments and dividends at our historical per-share amounts, we cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and dividend at any particular level, if at all. The sufficiency of cash flow to fund future dividend payments will depend on the performance of our real property investments.

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

Economic conditions may adversely affect our income.  U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, higher unemployment, less consumer spending and a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced the demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of our properties has declined resulting in an impairment charge of $45.2 million during 2009 (see Note 14 of notes to consolidated financial statements) and these values may decline further if the current market conditions persist or worsen.

A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income would be adversely affected if the properties we invest in cannot be rented on favorable terms or if a significant number of tenants in such properties are unable to pay rent. Our performance is linked to economic conditions in the regions where the properties we invest in are located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to stockholders.

The profitability of our acquisitions is uncertain.  We have acquired properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

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

Rising expenses could reduce cash flow and funds available for future acquisitions.  Properties we invest in are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. While some of our properties are leased on a triple-net basis or require the tenants to pay a portion of the expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

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

Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue that we may derive from percentage rent leases could decline upon a general economic downturn.

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

Residential Industry Risks.

Our residential properties are subject to the various risks discussed above. In addition, they are subject to the risks discussed below.

The short-term nature of our residential leases may adversely impact our income.  If residents of properties we invest in decide not to renew their leases upon expiration, we may not be able to relet their units. Because substantially all of our residential leases are for apartments, they generally are for terms of no more than one or two years. If we are unable to promptly renew the leases or relet the units then our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire.  As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. Moreover, low residential mortgage interest rates could result from an economic downturn and encourage potential renters to purchase residences rather than lease them. Our residential properties may experience declines in occupancy rate or rent per unit due to any such decline in residential mortgage interest rates. During 2009, the impact of the economic downturn on the residential properties resulted in a decline in value of one of our residential portfolios of $43.2 million. See Note 14 of notes to consolidated financial statements.

Lodging Industry Risks.

We may be subject to the risks common to the lodging industry.  Our hotels are subject to all of the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

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

Third-Party management of lodging properties can adversely affect our properties.  Our lodging properties are operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments. Any lodging properties we acquire are expected to be operated under brands owned by an affiliate of our sponsor and managed by a management company that is affiliated with such brands. Because of this concentration, negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders.

As a REIT, we cannot directly operate our lodging properties.  We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, and ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our extended stay hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or taxable REIT subsidiary (“TRS”) lessee, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all of our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. Our lodging operations were not significant to our overall results in 2009, and while we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

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

Our use of the taxable REIT subsidiary structure will increase our expenses.  A TRS structure subjects us to the risk of increased lodging operating expenses. The performance of our TRS lessees is based on the operations of our lodging properties. Our operating risks include not only changes in hotel revenues and changes to our TRS lessees’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

Failure to properly structure our TRS leases could cause us to incur tax penalties.  A TRS structure subjects us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arms-length which would expose us to potentially significant tax penalties. Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arms-length transaction as that term is defined by tax law, we may be subject to tax penalties as the lessor that would adversely impact our profitability and our cash flows.

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

Travel and hotel industries may be affected by economic slowdowns, terrorist attacks and other world events.  The most recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy had adversely affected the travel and hotel industries, including extended stay hotel properties, in the past and these adverse effects may continue or occur in the future. As a result of events such as terrorist attacks around the world, the war in Iraq and the effects of the economic recession, the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

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

Expanding use of internet travel websites by customers can adversely affect our profitability.  The increasing use of internet travel intermediaries by consumers may cause fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our third party hotel management company will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management company. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management company and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our third-party management company and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Industrial Industry Risks

Potential liability as the result of, and the cost of compliance with, environmental matters is greater if we invest in industrial properties or lease our properties to tenants that engage in industrial activities.   Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances.

Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Our industrial properties are subject to fluctuations in manufacturing activity in the United States.  Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

Office Industry Risks

The loss of anchor tenants for our office properties could adversely affect our profitability.  We may acquire office properties and, as with our retail properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Declines in overall activity in our markets may adversely affect the performance of our office properties.  Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected during periods of diminished economic growth and a decline in white-collar employment. We may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect our profitability. While lease termination fees increase current period income, future rental income may be diminished because, during periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

Real Estate Financing Risks

General Financing Risks

We have incurred mortgage indebtedness and other borrowings, which may increase our business risks.  We acquired and intend to continue to acquire properties subject to existing financing or by borrowing new funds. In addition, we incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan, which is in default.

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

Our debt financing for acquisitions is frequently determined from appraised values in lieu of acquisition cost. As appraisal values are typically greater than acquisition cost for the type of value assets we seek to acquire, our debt can be expected to exceed certain leverage limitations of the Lightstone REIT. Our Board, including all of its independent directors, has approved and will continue to approve any leverage exceptions as required by the Lightstone REIT’s Articles of Incorporation.

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2009, our total borrowings represented 130.2% of net assets.

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

If lenders are not willing to make loans to our sponsor because of recent defaults on some of the sponsor’s properties, lenders may be less inclined to make loans to us and we may not be able to obtain financing for any future acquisitions.  U.S. and international markets are currently experiencing increased levels of volatility due to a combination of factors, including decreasing values of residential and commercial real estate, limited access to credit, the collapse or near collapse of certain financial institutions, higher energy costs, decreased consumer spending and fears of a national and global recession. Certain of our sponsor’s program and non-program properties have been adversely affected by recent market conditions and their impact on the real estate market. After an analysis of these factors and other factors, taking into account the increased costs of borrowing, the dislocation in the credit markets and that certain properties are not generating sufficient cash flow to cover their fixed costs, the sponsor has elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may increase the time it takes for us to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

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

Property values may also be affected by the proximity of such properties to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”) to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines and other states have required transmission facilities to measure for levels of EMFs.

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

Changes in applicable laws and regulations may adversely affect the income and value of our properties.  The income and value of a property may be affected by such factors as environmental, rent control and other laws and regulations and changes in applicable general and real estate tax laws (including the possibility of changes in the federal income tax laws or the lengthening of the depreciation period for real estate). For example, the properties we will acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Failure to comply with applicable laws and regulations where we invest could result in fines, suspension of personnel of our advisor, or other sanctions. Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures, which could reduce the available cash flow for distributions to our stockholders. Additionally, future laws, ordinances or regulations may impose material environmental liability, which may have a material adverse effect on our results of operations.

Risks Related to General Economic Conditions and Terrorism

If we invest our capital in marketable securities of real estate related companies pending an acquisition of real estate, our profits may be adversely affected by the performance of the specific investments we make.  A resolution passed by our Board of Directors allows us from time to time to invest up to 30% of our available cash in marketable securities of real estate related companies. Issuers of real estate securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed below, including risks relating to rising interest rates or volatility in the credit markets. Our investments in marketable securities of real estate related companies will involve special risks relating to the particular issuer of securities, including the financial condition and business outlook of the issuer. As of December 31, 2009, the adjusted cost basis of our marketable securities of real estate related companies was approximately $0.5 million, and we included approximately $0.4 million of unrealized gains for 2009 related to such securities in accumulated other comprehensive gain/(loss). Substantial market price volatility caused by general economic or market conditions, including disruptions in the credit markets, may require us to mark down the value of these investments, and our profits and results of operations may be adversely affected.

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

Current state of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This results in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

Item 1B. Unresolved Staff Comments:

None applicable.

Item 2. Properties:

	Location	Year Built (Range of Years Built)	Leasable Square Feet		Percentage Occupied as of December 31, 2009		Annualized Revenues Based on Rents at December 31, 2009
Wholly-Owned Real Estate Properties:
Retail
Wholly-owned:
St. Augustine Outlet Mall(1)	St. Augustine, FL	1998	337,732		83.8%		$4.6 million
Oakview Power Center	Omaha, NE	1999 – 2005	177,103		99.3%		$2.3 million
Brazos Crossing Power Center	Lake Jackson, TX	2007 – 2008	61,213		100.0%		$0.8 million
	Subtotal wholly-owned			576,048		90.3%
Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center(1)	Orlando, FL	1991 – 2008	978,724		94.5%		$28.2 million
Prime Outlets Acquisition Company(1) (18 retail outlet malls)	Various		6,392,906		94.4%		$120.1 million
	Subtotal unconsolidated affiliated real estate entities			7,371,630		94.4%
	Retail Total			7,947,678		94.1%
Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980 – 2000	339,700		81.5%		$2.9 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982 – 1986	484,255		64.2%		$1.7 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985 – 1987	182,792		94.4%		$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,316		5.6%		$0.1 million
	Industrial Total			1,283,063		60.4%

	Location	Year Built (Range of Years Built)	Leasable Units		Percentage Occupied as of December 31, 2009		Annualized Revenues Based on Rents at December 31, 2009
Residential:
Michigan Apt’s (Four Multi-Family Apartment Buildings)	Southeast MI	1965 – 1972	1,017		86.6%		$7.4 million
Southeast Apt’s (Five Multi-Family Apartment Buildings)	Greensboro/Charlotte, NC & Tampa, FL	1980 – 1987	1,576		91.7%		$11.1 million
	Residential Total			2,593		89.7%

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2009	Revenue per Available Room through December 31, 2009
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	106,215	69.2%	$32.20

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2009	Annualized Revenues Based on Rents at December 31, 2009
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	76.3%	$31.9 million

(1)	St. Augustine as of December 31, 2009 has been classified as assets held for sale and discontinued operations as the Company has signed a definitive agreement to dispose of St. Augustine along with its investments in POAC and Mill Run. See Notes 1 and 8 of notes to consolidated financial statements.

Item 3. Legal Proceedings:

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

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

The Sublease Interest was acquired pursuant to a Sale and Purchase of Leasehold Agreement with Gettinger Associates, L.P. (“Gettinger”). In July 2006, Abraham Kamber Company, as Sublessor under the sublease (“Sublessor”), served two notices of default on Gettinger (the “Default Notices”). The first alleged that Gettinger had failed to satisfy its obligations in performing certain renovations and the second asserted numerous defaults relating to Gettinger’s purported failure to maintain the Office Property in compliance with its contractual obligations.

In response to the Default Notices, Gettinger commenced legal action and obtained an injunction that extends its time to cure any default, prohibits interference with its leasehold interest and prohibits Sublessor from terminating its sublease pending resolution of the litigation. A motion by Sublessor for partial summary judgment, alleging that certain work on the Office Property required its prior approval, was denied by the Supreme Court, New York County. Subsequently, by agreement of the parties, a stay was entered precluding the termination of the Sublease Interest pending a final decision on Sublessor’s claim of defaults under the Sublease Interest. In addition, the parties stipulated to the intervention of Office Owner as a party to the proceedings. The parties have been directed to engage in and complete discovery. We consider the litigation to be without merit.

Prior to consummating the acquisition of the Sublease Interest, Office Owner received a letter from Sublessor indicating that Sublessor would consider such acquisition a default under the original sublease, which prohibits assignments of the Sublease Interest when there is an outstanding default there under. On February 16, 2007, Office Owner received a Notice to Cure from Sublessor stating the transfer of the Sublease Interest occurred in violation of the Sublease given Sublessor’s position that Office Seller is in default. Office Owner will commence and vigorously pursue litigation in order to challenge the default, receive an injunction and toll the termination period provided for in the Sublease.

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease. The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Item 4. Removed and Reserved

PART II.

Item 5. Markets for Common Equity and Related Shareholder Matters:

As of March 15, 2010, we had approximately 31.6 million common shares outstanding, held by a total of 7,705 stockholders. The number of stockholders is based on the records of ACS Securities Services, Inc, which serves as our registrar and transfer agent.

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

The prices at which stockholders who have held shares for the required one-year period may sell shares back to us are as follows:

•	during the 12 months following the termination of the offering period (October 2008 through September 2009), the lesser of (i) $9.50 per share or (ii) the purchase price per share if purchased from Lightstone Securities at a reduced price in accordance with the volume discounts; and
•	after September 2009, the lesser of (i) the share price as determined by the board of directors or (ii) the purchase price per share if purchased at a reduced price. As of December 31, 2009, the share price determined by the board of directors is $9.97 per share.

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

Our board of directors, at its sole discretion, has the power to terminate the share repurchase program after the end of the offering period, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors. As of March 2, 2010, the board of directors has temporarily suspended the share repurchase program. Our board of directors will revisit this decision subsequent to the closing of its previously announced disposition of retail outlet assets and anticipates resuming redeeming shares under the share repurchase program during the second half of 2010. (See Note of 1 of notes to consolidated financial statements).

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares.

We are required to report the annual statement of value to our shareholder as part of our December 31, 2009 reporting; however, we performed an interim valuation in light of the current economic conditions, as well as, current asset impairment charges that we recorded through the nine months ended September 30, 2009 (See Note 14 of the notes to the consolidated financial statements). We have previously published that the value for shareholders is estimated to be $9.97 per share as of November 16, 2009. Management has reaffirmed that the value as of December 31, 2009 is $9.97 per share.

The value for shareholder is only an estimate and may not reflect the actual value of our shares. The value is based on the estimated value of each share of common stock based as of the close of year end December 31, 2009. The board of directors, in part, relied upon a third party source and advice in arriving at this estimated value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry. The value represents an average price per share within a range of prices we estimated utilizing various assumptions. Our estimated value of $9.97 per share is also within the range estimated by our third party source.

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

Since the period beginning February 1, 2006, the Board of Directors of the Lightstone REIT declared quarterly dividends in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period. Through December 31, 2009, we have paid aggregate distribution in the amount of $39.9 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the year ended December 31, 2009, 2008 and 2007 were $27.3 million, $9.9 million and $7.1 million, respectively. On November 3, 2009, the Company’s Board of Directors declared the dividend for the three-month period ending December 31, 2009 of $5.6 million. The dividend was paid January 15, 2010.

The following table provides a summary of the quarterly dividends declared and the source of distribution based upon cash flows provided by/(used in) operations for the year ended December 31, 2009.

	2009
	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Dividend period	2009 Year	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Date dividend declared		November 3, 2009	September 17, 2009	May 13, 2009	March 30, 2009
Date dividend paid		January 15, 2010	October 15, 2009	July 15, 2009	April 15, 2009
Dividend Paid	$12,492,168	$3,237,141	$3,151,937	$3,050,200	$3,052,890
Dividend Reinvested	9,394,853	2,320,529	2,367,469	2,394,520	2,312,335
Total Dividends	$21,887,021	$5,557,670	$5,519,406	$5,444,720	$5,365,225
Source of distributions
Cash flows provided by/(used in) operations	$1,377,643	$(1,520,621)	$1,169,895	$1,006,312	$722,057
Proceeds from issuance of common stock	20,509,378	7,078,291	4,349,511	4,438,408	4,643,168
Total Sources	$21,887,021	$5,557,670	$5,519,406	$5,444,720	$5,365,225

The cash flows provided/(used in) operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon modified funds from operations (“MFFO’) (See Item 6 “Selected Financial Data” and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information and calculation of MFFO). Based upon MFFO, for the year ended December 31, 2009, approximately 90% of our distributions were funded or will be funded from MFFO and approximately 10% were funded or will be funded for with uninvested proceeds from the sale of shares from our offering.

On March 2, 2010, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which was paid, on March 30, 2010.

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

The Offering terminated on October 10, 2008 when all shares offered where sold. However, shares continued to be sold to existing stockholders pursuant to the dividend reinvestment plan. As of December 31,

2009, cumulative gross offering proceeds were approximately $311.3 million, which includes redemptions and $17.1 million of proceeds from the dividend reinvestment plan since its inception. Below is a summary of the expenses we incurred in connection with the issuance and distribution of the registered securities. As the offering is closed as of October 2008, we will not have any future expenses. These offering expense were funded through our Sponsor’s purchase of $30.0 million of SLP units.

Type of Expense Amount
Underwriting discounts and commissions	$23,847,655
Other expenses paid to non-affiliates	6,340,647
Total offering expenses	$30,188,302

Through the closing of the offering, the total costs of raising capital associated with our offering including fees paid to our Dealer Manager was approximately 9.8% of total proceeds.

With net offering proceeds of $311.3 million as of December 31, 2009, and mortgage debt in the amount of $244.5 million outstanding as of December 31, 2009, which includes $26.4 million related to St. Augustine debt classified as liabilities held for sale (see Note 8 of the notes to the consolidated financial statements), we acquired approximately $451.5 million in real estate investments and related assets. Cumulatively, we have used the net offering proceeds as follows:

At December 31, 2009
Construction of plant, building and facilities	$33,121,941
Purchase of real estate interests	215,385,381
Repayment of indebtedness	2,628,295
Cash and cash equivalents (as of December 31, 2009)	17,076,320
Cash used for Temporary investments	11,496,110
Other uses	31,559,097
Total uses	$311,267,144

As of March 15, 2010, we have sold approximately 31.6 million shares at an aggregate of price of approximately $311.9 million, which includes proceeds from our Dividend Reinvestment Plan and redemptions.

Item 6. Selected Financial Data:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2009	2008	2007	2006	2005
Operating Data:
Revenues	$33,886,060	$36,374,104	$21,076,056	$4,188,808	—
Loss from investments in affiliated real estate entities	(10,310,720)	(3,357,267)	(7,267,949)	—	—
Net loss from continuing operations	(65,743,316)	(27,786,668)	(8,543,501)	(1,287,104)	(117,571)
Net loss from discontinued operations	(360,328)	(437,496)	(698,915)	(249,326)
Net loss	(66,103,644)	(28,224,164)	(9,242,416)	(1,536,430)	(117,571)
Less: net loss attributable to noncontrolling interest	908,991	84,805	26	86	1,164
Net loss applicable to Company’s common shares	(65,194,653)	(28,139,359)	(9,242,390)	(1,536,344)	(116,407)
Basic and diluted net loss per Company’s common share
Continuing operations	(2.07)	(1.22)	(0.93)	(0.81)	(5.82)
Discontinued operations	(0.01)	(0.02)	(0.08)	(0.15)	—
Basic and diluted loss per Company’s common shares	$(2.08)	$(1.24)	$(1.01)	$(0.96)	$(5.82)
Dividends declared per Company’s common share(1)	27,334,606	9,911,835	7,125,331	1,101,708	—
Weighted average common shares outstanding-basic and diluted	31,276,697	22,658,290	9,195,369	1,594,060	20,000
Balance Sheet Data:
Total assets	$429,563,876	$501,648,900	$369,701,354	$140,708,217	$430,996
Long-term obligations	218,051,497	219,922,712	210,558,800	68,225,000	—
Liabilities held for sale	27,431,060	36,184,083	29,885,959	29,466,261	—
Company’s Stockholder’s Equity	131,702,285	214,513,327	100,112,198	35,975,704	83,593
Other financial data:
Funds from operations (FFO) attributable to Company’s common shares(2)	$(28,243,129)	$(11,566,691)	$4,865,844	$1,138,325	$(116,407)
Modified FFO (MFFO) attributable to Company’s common shares(2)	19,386,336	7,080,911	3,864,380	250,802	(116,407)

(1)	Dividends declared per Company’s common share for the year ended December 31, 2009 include the dividend related to the quarter end December 31, 2008 which was declared on January 8, 2009.
(2)	In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and modified funds from operations (“MFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations).

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include a significant impact related to non cash activity such as impairment of long-lived assets held for use, other than temporary impairment-marketable securities and gain/loss on sale of marketable securities as well as cash related to acquisition and divestiture fees expensed related to investments in unconsolidated affiliated real estate entities, which are not reflected of our operating performance. In addition GAAP net earnings and FFO include non cash impact related to straight-line rental revenue and the net amortization of above-market and below-market leases on our recognition of revenue from rental properties. Straight-line rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when the payment is due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. As a result, management pays particular attention to MFFO, a supplemental non-GAAP performance measure that we define as FFO adjusted for straight-line rental revenue, net amortization of above-market and below-market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment on long-lived assets held for sale and acquisition fee expensed. In management’s view, MFFO provides a more accurate depiction than FFO.

FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and MFFO as well as FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and MFFO as well as FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of FFO and MFFO non–gaap measurements to net loss applicable to common shares.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) has acquired and operates commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and our residential properties are principally comprised of “Class B” multi-family complexes.

We do not have employees. We entered into an advisory agreement dated April 22, 2005 with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf.

Beginning with the year ended December 31, 2006, the Company qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. As of December 31, 2009, the Company continues to comply with the requirements for maintaining its REIT status.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We acquire fee interests in multi-tenanted, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we seek to acquire mid-scale, extended stay lodging properties and multi-tenanted industrial properties located near major transportation arteries and distribution corridors; multi-tenanted office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate are made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year.

Through December 31, 2009, Lightstone REIT has completed eight acquisitions: the Belz Factory Outlet World, a retail outlet shopping mall in St. Augustine, Florida, on March 31, 2006; four multi-family communities in Southeast Michigan on June 29, 2006; the Oakview Plaza, a retail shopping mall located in Omaha, Nebraska, on December 21, 2006: a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, intended for immediate development as a power retail center, on June 29, 2007: two hotels in Houston, Texas on October 17, 2007: five multi family apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007: and an industrial building in Sarasota, Florida on November 13, 2007.

In addition, as of December 31 2009, Lightstone REIT has acquired three investments in unconsolidated affiliated real estate entities: a 49% equity interest in an affiliated joint venture, formed to purchase a sub-leasehold interest in a ground lease to an office building in New York, NY, on January 4, 2007; a 36.8% membership interest in an affiliated limited liability corporation which owns two factory outlet centers in Orlando, Florida, of which 22.54% was acquired on June 26, 2008 and 14.26% was acquired on August 25, 2009; and a 40% membership interest in an affiliated limited liability company which owns 18 factory outlet centers located in 15 different states in the United States, of which 25% was acquired on March 30, 2009 and 15% was acquired on August 25, 2009. In addition on April 16, 2008, Lightstone REIT made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company. See Note 1 of the notes to consolidation financial statements for discussion on definitive agreement signed on December 8, 2009 regarding the disposition of our interests in POAC and Mill Run and our retail outlet mall in St. Augustine.

We financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. We own substantially all of our assets and conduct our operations through the Operating Partnership.

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2010 for our commercial as well as multifamily residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multifamily residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course. Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve. See Note 9 of notes to consolidated financial statements for discussion of maturity dates of our debt obligations.

As a result of the current environment and the direct impact it is having to certain properties, we recorded an impairment charge during 2009 to our long-lived assets of $45.2 million, which represents the excess of carrying value compared to fair value. This charge is netted with a gain on disposal in the line item impairment of long-lived assets, net of gain on disposal within our consolidated statements of operations. In addition, during October 2009, we choose not to make our required debt service payments of $0.2 million on two of the five loans within the Camden portfolio, which had an outstanding principal balance of $42.3 million as of December 31, 2009. We determined that future debt service payments on these loans would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these two loans. During the first quarter of 2010, we were notified by the lender that it will be foreclosing on these two properties. The foreclosure sales are not expected to be completed until mid year 2010. Prior to this notification, we were in discussions with the lender regarding our default status and potential future remedies, which include transferring the two properties to the lender. See Notes 9 and 14 of the notes to the consolidated financial statements.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require our management’s most difficult, subjective or complex judgments.

Revenue Recognition and Valuation of Related Receivables.  Our revenue, which is comprised largely of rental income, includes rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which has an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decreases our total assets and stockholders’ equity.

In addition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred.

Investments in Real Estate.  We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which are approximately 39 years for buildings and improvements, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as ‘held for sale’ when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. Once assets are classified as held for sale, we cease recording depreciation expense on those assets. Additionally, we record the operating results and cash flows related to these assets and liabilities as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, for all periods presented, if the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and we will not have any significant continuing involvement in the operations of the disposal group after disposal.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We make subjective assessments as to whether there are impairments in the values of our investments in real estate. We evaluate our ability to collect both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation.  The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values prior to 2009. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operation. Transaction costs, which are incurred related to our investment in unconsolidated real estate entities accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

We allocate the purchase price of an acquired property to tangible assets based on the estimated fair values of those tangible assets assuming the building was vacant. We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases. Currently, our leases range from one month to 11 years. The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

Unconsolidated Affiliated Real Estate Entities.  We evaluate all joint venture arrangements for consolidation. We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining if the arrangement qualifies for consolidation.

For those investments in affiliated real estate entities which do not meet the criteria for consolidation, we record these investments in unconsolidated real estate entities using the equity or cost method of accounting. We account for our investments in partially-owned entities under the equity method when we do not exercise direct or indirect control of the entity and our ownership interest is more than 3% but less than 50%, in the case of a partially-owned limited partnership, or more than 20% but less than 50%, in the case of all other partially-owned entities. Factors that we consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control an entity, such entities will be consolidated.

On a periodic basis we evaluate whether there are any indicators that the value of our investments in partially owned entities are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities.  We may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. We will account for derivative and hedging activities, following Topic 815 — “Derivative and Hedging” in the Accounting Standards Codification (“ASC”). We record all derivative instruments at fair value on the consolidated balance sheet.

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

Leasing activity at our properties has also been outsourced to our Property Manager. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

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

We have net operating loss carryforwards for Federal income tax purposes through the year ended December 31, 2008. The availability of such loss carryforwards will begin to expire in 2026. As we do not consider it likely that we will realize any future benefit from our loss carry-forward, any deferred asset resulting from the final determination of our tax losses will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities. For the year ended December 31, 2009, there was no tax provision recorded. For the year ended December 31, 2008, the tax provision recorded related to the TRS was approximately $0.1 million and is included in other income, net in the consolidated statement of operations. For the year ended December 31, 2007, there was no tax provision recorded.

As of December 31, 2009, the Company had no material uncertain income tax positions and its net operating loss carryforward was approximately $3.4 million. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

Consolidated

Revenues

Total revenues decreased by $2.5 million to $33.9 million for the year ended December 31, 2009 compared to $36.4 million for the year ended December 31, 2008. The decrease is related to a decline of approximately $1.4 million within our Multi Family segment due to increased rent concessions during the current period compared to the same period a year ago, $0.6 million decline in our Industrial segment due to a reduction in occupancy and tenant recoveries, as well as, a decline in our Hospitality segment of $0.5 million due to lower room rates earned as a result of an increase in longer term stay tenants.

Property Operating Expenses

Property operating expenses decreased by $1.4 million to approximately $13.6 million, for the year ended December 31, 2009, compared to $15.0 million for the same period in 2008 primarily as a result of a decline in insurance expense and repairs and maintenance expense. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.5 million related to damage sustained at various locations from Hurricanes Ike and Gustav, which did not occur in the current year. In addition, our repair and maintenance expense within our Multi Family segment declined. In the prior year, this segment incurred additional costs associated with a significant turnover in tenants at the beginning of 2008.

Real Estate Taxes

Real estate taxes were consistent at $3.8 million for the year ended December 31, 2009 compared to December 31, 2008.

Impairment on Long Lived Assets, Net of (Gain)/Loss on Disposal

For the year ended December 31, 2009, we recorded an asset impairment charge of $45.2 million primarily related to the impairment within the Multi Family segment of $43.2 million associated with the five properties within the Camden portfolio and $2.0 million within the Retail segment associated with our Brazos Crossing power center. In addition, we recorded $0.2 million gain on disposal of assets offsetting the $45.2 million asset impairment charge.

We identified certain indicators of impairment related to the properties within our Camden portfolio and our Brazos Crossing power center such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009. These indicators did not exist during our prior reviews of the properties during prior periods. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows. Therefore, we recorded an impairment charge of $45.2 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets, net of (gain)/loss on disposal within the accompanying consolidated statements of operations. The fair value for these assets was determined to be approximately $60.0 million. Our debt obligations outstanding on these properties are approximately $86.6 million (See Note 9 of the notes to consolidated financial statements). If we should extinguish the debt obligations associated with these properties, we should realize a gain on extinguishment at that time based upon the difference in the recorded fair value of assets and the debt obligations outstanding.

For the year ended December 31, 2008, we recorded an asset impairment charge of $4.6 million primarily related to impairment on one of our industrial properties located in Sarasota, Florida. In addition, we recorded $0.3 million loss on disposal of asset. We identified certain indicators of impairment related to this property such as the property is currently vacate and is experiencing negative cash flows and the difficulty in leasing space. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, we recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair value within the accompanying consolidated statements of operations.

General and Administrative Expenses

General and administrative costs decreased by $3.7 million to $8.6 million for the year ended December 31, 2009 compared to $12.3 million during the year ended December 31, 2008 primarily due to a reduction of $6.6 million in acquisition fees expensed, including closing costs, related to our investment in unconsolidated affiliated real estate entities. These type of costs were expensed during 2008 and effective January 1, 2009, in accordance with accounting guidance, these type of costs incurred during 2009 were capitalized as part of the investment as discussed above in 2009 Acquisitions and Investments section. Offsetting this decline was an increase of $2.3 million related to asset management fees due to an increase in the average asset value at December 31, 2009 compared to December 31, 2008 as well as additional consulting fees associated with valuation work performed during 2009 which did not occur in 2008 and additional accounting services.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.4 million to $7.3 million for the year ended December 31, 2009 compared to same period in 2008 primarily due to a reduction in the depreciable asset base as a result of the impairment charges recorded during 2009 and 2008 (see Note 14 of notes to consolidated financial statements).

Other Income, Net

Other income, net includes vending and other ancillary revenue as well as provision for income taxes related to our TRS. During 2009, other income, net increased by $0.2 million primarily related to the provision for income taxes related to our TRS. The provision in 2008 was $0.1 million compared to none in 2009. The remaining increase is due to an increase in vending and other ancillary revenue within our Multi Family segment.

Interest Income

Interest income declined by $0.6 million primarily due to a decrease in interest and dividends on our money market and marketable securities investments of $2.5 million due to a decline in interest rates compared to the same period in the prior year as well as a decline in average cash invested of approximately $19.8 million offset by additional interest earned on related party loans of $1.5 million (See Note 12 of notes to consolidated financial statements) and $0.3 million additional dividends earned on investment in affiliate, at cost.

Interest Expense

Interest expense, including amortization of deferred financing costs, was consistent at $12.9 million for the year ended December 31, 2009 compared to December 31, 2008.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased by $0.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale.

Other than Temporary Impairment — Marketable Securities

During the year ended December 31, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary and during the year ended December 31, 2008 we recorded an impairment charge of $9.8 million. (See Note 6 of notes to consolidated financial statements).

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

Our loss from investment in unconsolidated affiliated real estate entities for the year ended December 31, 2009 was $10.3 million compared to $3.4 million during the year ended December 31, 2008. This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC. The majority of the additional loss recorded represents the additional depreciation expense recorded of $10.8 million associated with the difference in our cost of these investments in excess of their historical net book values during 2009 compared to 2008 primarily related to timing of acquisitions (See Note 4 of notes to consolidated financial statements). Offsetting this additional charge is a higher amount of income of $3.8 million allocated to us from our Mill Run investment compared to 2008 due to timing of acquisition (June 2008 and August 2009).

Noncontrolling Interests

The loss allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements).

Segment Results of Operations for the Year Ended December 31, 2009 compared to December 31, 2008

Retail Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$4,029,065	$4,048,250	$(19,185)	-0.5%
NOI	2,660,617	2,922,379	(261,762)	-9.0%
Average Occupancy Rate for period	99.5%	99.4%		0.1%

Revenue was relatively flat for the year ended December 31, 2009 compared to the year ended December 31, 2008, based upon consistent average occupancy for each of the years.

Net operating income decreased by $0.3 million to $2.7 million primarily as a result of an increase in repairs and maintenance of approximately $0.2 million plus an increase in real estate taxes based upon current year assessments compared to last year.

Multi Family Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$18,942,594	$20,304,214	$(1,361,620)	-6.7%
NOI	7,081,037	7,145,020	(63,983)	-0.9%
Average Occupancy Rate for period	89.1%	88.5%		0.7%

Revenue decreased by $1.4 million to $18.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment. In order to assist current tenants and to attract new tenants, we have increased rent abatements during the year ended December 31, 2009. The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $1.0 million.

Net operating income decreased by $0.1 million to $7.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is a result of the decline in revenue of $1.4 million offset by lower bad debt expense incurred during the 2009 period of approximately $0.3 million and a decrease in repair and maintenance costs during 2009 due to significant turnover in tenants at the beginning of 2008 and lower utilities due to lower rates than the prior year.

Industrial Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$7,444,840	$8,054,802	$(609,962)	-7.6%
NOI	4,512,876	4,678,302	(165,426)	-3.5%
Average Occupancy Rate for period	65.1%	69.0%		-5.7%

Revenue decreased by $0.6 million to $7.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of a decline in the average occupancy rate and a reduction in tenant recoveries of $0.4 million. The reduction in tenant recoveries is due to lower property expenses incurred that are reimbursed by the tenants during the year ended December 31, 2009 compared to the 2008 period.

Net operating income decreased by $0.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of the decline in revenue offset by a reduction in certain property expenses. Insurance expense declined by $0.3 million and bad debt expense of $0.1 million. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.2 million related to damage sustained at various locations from Hurricanes Gustav, which did not occur in the current year.

Hospitality

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$3,469,561	$3,966,838	$(497,277)	-12.5%
NOI	1,384,061	1,494,019	(109,958)	-7.4%
Average Occupancy Rate for period	69.2%	67.1%		3.1%
Average Revenue per Available Room for period	$32.20	$36.78	$(4.58)	-12.5%

Revenue declined by $0.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of a decline in the average revenue per available room. During the second half of 2008, the Hospitality segment experienced higher demand than usual for their rooms due to the damage caused by Hurricane Ike, which displaced area residents from their homes. This type of demand did not exist in 2009. In addition, during 2009, the Hospitality segment had more rooms occupied under longer term stays which typically earn a lower rate than short term stays.

Net operating income decreased by $0.1 million during the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the decline in revenue offset by a decline in insurance expense. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.3 million related to damage sustained at various locations from Hurricanes Ike, which did not occur in the current year.

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

Properties that we owned for the entire period for both 2008 and 2007 represent 2 retail properties and 4 multifamily apartment communities. The Company’s growth for the years ended December 31, 2008 and 2007 is primarily driven by the impact of acquisitions. In addition, one of the retail properties owned during both 2008 and 2007 is St. Augustine, which during 2009 has been classified to discontinued operations. We have not provided a segment analysis for the comparison of the years ended December 31, 2008 and 2007 as the majority of the growth is acquisition growth.

Revenues

Total revenues increased by $15.3 million to $36.4 million for the year ended December 31, 2008 compared to $21.1 million for the year ended December 31, 2007. Rental income increased by approximately $14.2 million primarily due to our acquisitions of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas, on February 1, 2007; and a land parcel in Lake Jackson, TX, on June 29, 2007 which subsequently opened in April of 2008, two hotels in Houston, Texas on October 17, 2007, five multifamily apartment communities, one in Tampa, Florida, two in Greensboro, North Carolina and two in Charlotte, North Carolina on November 16, 2007. Tenant recovery income increase by $1.1 million primarily as a result of our acquisition of a portfolio of 12 industrial and 2 office buildings in Louisiana and Texas as well as the acquisition of five multifamily apartment communities during 2007. The acquisitions in 2007 accounted for $14.3 million of the rental income increase and $0.8 million of the tenant recovery income increase in 2008 compared to 2007. Excluding the impact of acquisitions, total revenues were relatively flat for the year ended December 31, 2008 compared to 2007.

Property Operating Expenses

Property operating expenses increased by $7.7 million to approximately $15.0 million, for the year ended December 31, 2008, compared to $7.3 million for the same period last year. Our 2007 acquisitions (see revenues above) resulted in an increase in property operating expenses of $7.6 million.

Real Estate Taxes

Real estate taxes increased by $1.5 million to approximately $3.8 million, for the year ended December 31, 2008, compared to $2.3 million for the same period last year as a result of our 2007 acquisitions (see revenues above).

Impairment of Long-Lived Assets, Net of (Gain)/Loss on Disposal

For the year ended December 31, 2008, we recorded an asset impairment charge of $4.6 million primarily related to impairment on one of our industrial properties located in Sarasota, Florida. In addition, we recorded $0.3 million loss on disposal of asset. We identified certain indicators of impairment related to this property such as the property is currently vacate and is experiencing negative cash flows and the difficulty in leasing space. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, we recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair value within the accompanying consolidated statement of operations. For the year ended December 31, 2007, we did not record an impairment charge.

General and Administrative Expenses

General and administrative costs increased by $8.6 million to $12.3 million due to the following:

•	$4.6 million additional acquisition fees, including closing costs, related to our investments in unconsolidated affiliated real estate entities during 2008 as well as our investment in POAC compared to 2007. See Note 4 notes to consolidated financial statements.
•	$1.2 million related to asset management fees due to an increase in the average asset value during 2008 compared to 2007 as a result of our acquisitions.
•	$1.0 million related to an increase in bad debt expense predominately within our Multi Family segment.
•	The remaining increase is primarily associated with an increase in consulting fees associated with legal, accounting and other professional services.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.7 million to $7.7 million in 2008 as compared to 2007 primarily due to the acquisition of new properties in 2007. During 2008, we incurred a full year of depreciation and amortization expense compared to a partial year during 2007 based upon the dates of acquisition of our properties.

Other Income, Net

Other income, net includes vending and other ancillary revenue as well as provision for income taxes related to our TRS. During 2008, other income, net decreased by $0.2 million primarily related to the provision for income taxes related to our TRS. The provision in 2008 was $0.1 million compared to none in 2007. The remaining decrease is a reduction in vending and other ancillary revenue.

Interest Income

Interest income increased by approximately $3.0 million due to:

•	Interest earned of $1.4 million on note receivables issued during 2008 (See Note 12 of the notes to consolidated financial statements).
•	The remaining increase is primarily due to the increase in interest and dividend income recorded on the short-term investments and marketable securities. The average balance of cash and marketable securities was $65.7 million for 2008 and $43.0 million for 2007.

Interest Expense

Interest expense, including amortization of deferred financing costs, increased $5.2 million for the year ended December 31, 2008 as compared to 2007, primarily due to the inclusion of a full year of interest expense associated with the financing of new properties acquired during 2007.

Gain on Sale of Marketable Securities

Gain on sale of equity securities decreased by $0.8 million for the year ended December 31, 2008 as compared to 2007 due to timing of sales of securities and difference in cost basis compared to proceeds received on sale.

Other than Temporary Impairment — Marketable Securities

During the year ended December 31, 2008, we recorded a non-cash charge of $9.8 million, of which $9.7 million and $0.1 million was recorded during the quarters ended September 30, 2008 and December 31, 2008, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary. No such impairments were recorded during the year ended December 31, 2007 (See Note 6 of notes to consolidated financial statements).

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

Noncontrolling Interests

The loss allocated to noncontrolling interests of approximately $84,805 for the year ended December 31, 2008 relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (See Note 1 of the notes to the consolidated financial statements). During the year ended December 31, 2007, the noncontrolling interests of $26 relates to the interests in the Operating Partnership held by our Sponsor.

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

Our public offering terminated on October 10, 2008 when all shares offered where sold. However, the shares continued to be sold to existing stockholders pursuant to our dividend reinvestment plan. For the year ended December 31, 2009, we received proceeds from our dividend reinvestment plan of $9.5 million. Our cumulative gross offering proceeds through December 31, 2009 were $311.3 million, which includes redemptions and $17.1 million of proceeds from the dividend reinvestment plan since its inception.

We utilize leverage in acquiring our properties. The number of different properties we acquire are affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our source of funds in the future will primarily be operating cash flows, proceeds from our dividend reinvestment plan and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $244.5 million of outstanding mortgage debt, which includes $26.4 million related to St. Augustine outlet center debt classified as liabilities held for sale. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2009, our total borrowings represented 130.2% of net assets.

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

We typically obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year. Accordingly, we expect that some of the mortgages on our property will provide for fixed interest rates. However, most of the mortgages on our properties provide for a so-called “balloon” payment and that certain of our mortgages may provide for variable interest rates.

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

In addition to making investments in accordance with our investment objectives, our capital resources are used to make certain payments to our Advisor and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we pay our Property Manager a property management fee and our Advisor an asset management fee. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the year ended December 31, 2009, 2008 and 2007:

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Acquisition fees	$16,656,847	$2,336,565	$6,551,896
Asset management fees	4,541,195	2,203,563	1,033,371
Property management fees	1,812,195	1,783,275	1,057,272
Acquisition expenses reimbursed to Advisor	902,753	1,265,528	635,848
Development fees and leasing commissions	270,122	1,934,107	247,942
Total	$24,183,112	$9,523,038	$9,526,329

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2009, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contract price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2009, the acquisition fees and acquisition expenses were less than 6% of the contract price.

Summary of Cash Flows.  The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows provided by (used in) operating activities	$1,377,693	$(3,303,624)	$6,651,989
Cash flows used in investing activities	(11,465,930)	(97,097,602)	(227,971,386)
Cash flows (used in)/provided by financing activities	(38,941,510)	136,917,478	231,628,502
Net change in cash and cash equivalents	(49,029,747)	36,516,252	10,309,105
Cash and cash equivalents, beginning of the period	66,106,067	29,589,815	19,280,710
Cash and cash equivalents, end of the period	$17,076,320	$66,106,067	$29,589,815

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

Operating Activities

During the year ended December 31, 2009, cash flows provided by operating activities was $1.4 million compared to cash used in operating activities of $3.3 million during the year ended December 31, 2008 resulting in a total change of $4.7 million. The improvement is driven by a reduction in accounts receivable of $2.2 million based upon timing of payments and an increase of $2.3 million in net income, adjusted for non cash charges.

During the year ended December 31, 2008, cash flows used in operating activities was $3.3 million compared to cash provided by operating activities of $6.7 million during the year ended December 31, 2007 resulting in a total change of $10.0 million. The change is primarily driven by difference in our net loss adjusted for non-cash items primarily as a result of acquisition fees paid in 2008 compared to 2007 of $3.5 million. In addition, movements in working capital accounts, which were a use of funds of $4.3 million for 2008 compared to source of funds of $4.0 million contributed to the change. The change in working capital relates primarily to the timing of payments of interest on note receivables issued in 2008 (see Note 4 and 6 of the notes to consolidated financial statements), an increase in accounts receivable primarily within our commercial properties and timing of accounts payable.

Investing Activities

Cash used in investing activities for the year ended December 31, 2009 of $11.5 million relates to $30.2 million paid associated with our investments in POAC and Mill Run. The $30.2 million is composed of transaction costs paid of $19.7 million and $10.5 million related to payment of a shareholder loan to Mill Run, which was acquired as part of the investment in Mill Run. In addition, $8.2 million relates to funding of investment property purchased, of which $6.7 million relates to our St. Augustine Outlet Mall expansion which is classified as discontinued operations (See Note 8 of notes to consolidated financial statements). The St. Augustine expenditures related to tenant allowances funded during 2009. Offsetting, the cash outflows were $13.0 million of distributions received from Mill Run investment ($10.5 million) and PAF of ($2.5 million), as well as, $12.2 million related to proceeds from sale of marketable securities and proceeds from maturity of corporate bonds.

Cash used in investing activities for the year ended December 31, 2008 of $97.1 million primarily related to the following:

•	$49.5 million note receivable issued in connection to the signing of a material agreement to enter into a contribution and conveyance agreement to acquire a 25% interest in Prime Outlets Acquisition Company, which owns 18 retail outlet malls and four development projects;
•	a preferred equity contribution of $11.0 million into a real estate lending company which is an affiliate of our Sponsor
•	$28.4 million on investments in real estate, primarily related to the renovation and expansion project at our St. Augustine Outlet Mall, which is included in discontinued operations; and
•	$13.0 million in net purchases of marketable securities.
•	Offset by repayments on note receivable of $1.0 million and distribution payments received from investments in unconsolidated affiliates of $2.0 million.

Financing Activities

Cash used in financing activities of $38.9 million during the year ended December 31, 2009 primarily related to (i) the payments of distributions to common shareholders and noncontrolling interests of $17.1 million; (ii) $2.2 million of principal payments on debt primarily associated with the pay down of $1.2 million related to the amendment to the hotels loan and $0.3 million related to debt associated with St. Augustine included in discontinued operations; (iii) $22.4 million issuance of note receivable to noncontrolling interests (see Note 12 of notes to consolidated financial statements for further discussion); (iv) and $4.3 million associated with redemption of common shares during the period. These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

Cash provided by financing activities of $136.9 million during the year ended December 31, 2008 is primarily related to proceeds from issuance of common stock of $167.9 million, net proceeds from mortgage financing $3.2 million and proceeds from sale of general partnership units of $10.1 million. Offset by the payment of offering costs of $17.0 million associated with the issuance of common stock, the issuance of a note receivable of $17.6 million entered into in connection with our investment in two retail outlet malls in Orlando, Florida and distributions paid to common stockholders and noncontrolling interests of $8.7 million.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2009.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Mortgage Payable(1)	$53,671,629	$7,536,569	$2,213,555	$2,501,237	$37,584,958	$140,943,708	$244,451,656
Interest Payments(2)	11,391,055	11,158,304	10,686,907	10,517,067	10,366,780	15,163,526	69,283,639
Total Contractual Obligations	$65,062,684	$18,694,873	$12,900,462	$13,018,304	$47,951,738	$156,107,234	$313,735,295

(1)	These amounts represent mortgage payable obligations outstanding as of December 31, 2009, including $26.4 million related to St. Augustine debt classified within liabilities held for sale on our consolidated balance sheet. In addition, the amount due in 2010 of $53.7 million includes the principal balance of $42.3 million associated with the two of loans within the Camden portfolio that are in default status (see Note 9 of notes to consolidated financial statements).
(2)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement including $9.8 million related to St. Augustine debt classified as held for sale and discontinued operations as of December 31, 2009. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2009 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt. See Note 9 of notes to consolidate financial statement for discussion of two loans within the Camden portfolio which are in default as a result of nonpayment of debt service. The principal balance of these two loans of $42.3 million has been accelerated and is due immediately. We have reflected these loans as payments for 2010 based upon the default status. During the first quarter of 2010, we were notified by the lender of that their intent is to foreclose on these two properties. The foreclosure sales are not expected to be completed until mid year 2010.

Funds from Operations and Modified Funds from Operations

We focus on funds from operations (“FFO”) and modified funds from operations (“MFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, and gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations).

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include a significant impact related to non cash activity such as impairment of long-lived assets held for use, other than temporary impairment-marketable securities and gain/loss on sale of marketable securities as well as cash related to acquisition fees expensed related to investments in unconsolidated affiliated real estate entities which are not reflected of our operating performance. In addition GAAP net earnings and FFO include the non cash impact related to straight-line rental revenue and the net amortization of above-market and below-market leases on our recognition of revenue from rental properties. As a result, management pays particular attention to MFFO, a supplemental non-GAAP performance measure that we define as FFO adjusted for straight-line rental revenue, net amortization of above-market and below-market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment on long-lived assets held for sale and acquisition fee expensed. In management’s view, MFFO provides a more accurate depiction than FFO.

FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and MFFO as well as FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and MFFO as well as FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net loss to FFO for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
Net loss	$(66,103,644)	$(28,224,164)	$(9,242,416)
Adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	7,285,198	7,713,671	4,998,723
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	28,058,821	7,363,009	7,945,310
(Gain)/loss on disposal of investment property	(237,812)	315,642	—
Gain on disposal of investment property for unconsolidated affiliated real estate entities	(120,961)	—	—
Discontinued Operations:
Depreciation and amortization of real estate assets	2,458,162	1,227,482	1,164,714
FFO	$(28,660,236)	$(11,604,360)	$4,866,331
Less: FFO attributable to noncontrolling interests	417,107	37,669	(487)
FFO attributable to Company’s common share	$(28,243,129)	$(11,566,691)	$4,865,844
FFO per common share, basic and diluted	$(0.90)	$(0.51)	$0.53
Weighted average number of common shares outstanding, basic and diluted	31,276,697	22,658,290	9,195,369

Below is the reconciliation of MFFO for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
FFO	$(28,660,236)	$(11,604,360)	$4,866,331
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases(1)	(633,196)	(902,980)	(721,772)
Straight-line rent adjustment(2)	(2,633,170)	(501,430)	(646,794)
Impairment of assets held for use	45,198,614	4,550,795	—
Gain on sale of marketable securities	(343,724)	(528,334)	(1,301,949)
Other than temporary impairment – marketable securities	3,373,716	9,830,259	—
Total non cash adjustments	44,962,240	12,448,310	(2,670,515)
Other adjustments:
Acquisition/divestiture costs expensed(3)	3,370,638	6,260,021	1,668,950
MFFO	$19,672,642	$7,103,971	$3,864,766
Less: MFFO attributable to noncontrolling interests	(286,306)	(23,060)	(386)
MFFO attributable to Company’s common share	$19,386,336	$7,080,911	$3,864,380

(1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations of $0.1 million, $0.4 million and $0.2 million; amortization from unconsolidated entities of $0.3 million, $0.1 million and $0.1 million; as well as, amortization from discontinued operations of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations of $0.1 million, $0.1 million and $0.2 million; straight-line rent from unconsolidated entities of $2.4 million, $0.4 million and $0.4 million; as well as, straight-line rent from discontinued operations of $0.1 million, zero and zero for the years ended December 31, 2009, 2008 and 2007, respectively.
(3)	Acquisitions/divestiture costs expenses in 2009 include divestiture costs of $3.4 million associated from unconsolidated entities.

For the year ended December 31, 2009, approximately 90% of our distributions to our common shareholders were funded or will be funded with funds from operations, adjusted for non cash related items and acquisition fees and 10% were funded or will be funded from the uninvested proceeds from the sale of shares from our offering.

For the year ended December 31, 2008, approximately 46% of our distributions to our common shareholders were funded with funds from operations, adjusted for non cash related items and acquisition fees and 54% were funded from the uninvested proceeds from the sale of shares from our offering.

For the year ended December 31, 2007, approximately 47% of our distributions to our common shareholders were funded with funds from operations, adjusted for non cash related items and acquisition fees and 53% were funded from the uninvested proceeds from the sale of shares from our offering.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 — “Business Combinations” in the ASC. This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 — “Consolidation” in the ASC. This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” which was primarily codified into Topic 820 — “Fair Value Measurements and Disclosures” in the ASC. This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 — “Investments-Equity Method” in the ASC. This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments. Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred. Beginning January 1, 2009, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting are capitalized as part of the cost of the investment. For the year ended December 31, 2009, the Company capitalized $26.0 million, respectively of transaction costs incurred during the related period related to its investments in POAC and Mill Run (see Note 4).

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 —  “Investments-Debt and Equity Securities” in the ASC. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance is effective for the Company for the quarter ended June 30, 2009. The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which was primarily codified into Topic 105 —  “Generally Accepted Accounting Standards” in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2009, we did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2009, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.1 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2009, including $26.4 million related to St. Augustine debt classified as liabilities held for sale in the consolidated balance sheet:

	2010(1)	2011	2012	2013	2014	Thereafter	Total
Mortgage Payable	$53,671,629	7,536,569	2,213,555	2,501,237	37,584,958	140,943,708	$244,451,656

(1)	In addition, the amount due in 2010 of $53.7 million includes the principal balance of $42.3 million associated with the two loans within the Camden portfolio that are in default status (see Note 9 of notes to consolidated financial statements).

As of December 31, 2009, approximately $17.5 million, or 7%, of our debt, including $26.4 million related to St. Augustine debt classified as liabilities held for sale, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $25.6 million related to St. Augustine debt classified as liabilities held for sale compared to the book value of approximately $244.5 million, including $26.4 related to St. Augustine. The fair value of the mortgage payable as of December 31, 2008 was approximately $239.8 million, which includes $25.5 million related to St. Augustine compared to the book value of approximately $246.7 million, including $26.7 related to St. Augustine.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2009, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
(A Maryland Corporation)

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation, as of December 31, 2009. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Investment property:
Land	$44,799,646	$53,967,517
Building	183,330,499	225,647,655
Construction in progress	284,952	2,517,707
Gross investment property	228,415,097	282,132,879
Less accumulated depreciation	(11,602,988)	(15,153,906)
Net investment property	216,812,109	266,978,973
Investments in unconsolidated affiliated real estate entities	115,972,466	21,375,908
Investment in affiliate, at cost	7,658,337	10,150,000
Cash and cash equivalents	17,076,320	66,106,067
Marketable securities	840,877	11,450,565
Restricted escrows	2,034,774	2,944,971
Tenant accounts receivable	677,753	1,524,761
Other accounts receivable, primarily escrow receivable	23,182	414,991
Note receivable, related party	—	48,500,000
Acquired in-place lease intangibles, net	609,487	1,032,151
Acquired above market lease intangibles, net	199,348	360,761
Deferred intangible leasing costs, net	377,687	620,925
Deferred leasing costs (net of accumulated amortization of $204,208 and $89,844 respectively)	584,973	523,373
Deferred financing costs (net of accumulated amortization of $949,475 and $584,090 respectively)	1,212,847	1,555,322
Interest receivable from related parties	1,886,449	1,815,279
Prepaid expenses and other assets	2,047,683	1,249,491
Assets held for sale (See Note 8)	61,549,584	65,045,362
Total Assets	$429,563,876	$501,648,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$218,051,497	$219,922,712
Accounts payable and accrued expenses	3,869,310	4,455,060
Due to sponsor	1,349,730	1,145,890
Tenant allowances and deposits payable	946,420	961,115
Distributions payable	5,557,670	—
Prepaid rental revenues	767,334	695,913
Acquired below market lease intangibles, net	380,504	656,817
Liabilities held for sale (See Note 8)	27,431,060	36,184,083
Total Liabilities	258,353,525	264,021,590
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 31,528,353 and 30,985,544 shares issued and outstanding in 2009 and 2008, respectively	315,283	309,855
Additional paid-in-capital	280,763,558	275,589,300
Accumulated other comprehensive income/(loss)	326,077	(4,212,454)
Accumulated distributions in addition to net loss	(149,702,633)	(57,173,374)
Total Company’s stockholder’s equity	131,702,285	214,513,327
Noncontrolling interests	39,508,066	23,113,983
Total Equity	171,210,351	237,627,310
Total Liabilities and Stockholders’ Equity	$429,563,876	$501,648,900

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2009, 2008 and 2007

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$30,956,600	$33,019,099	$18,780,905
Tenant recovery income	2,929,460	3,355,005	2,295,151
Total revenues	33,886,060	36,374,104	21,076,056
Expenses:
Property operating expenses	13,564,676	15,046,065	7,250,123
Real estate taxes	3,757,062	3,807,236	2,323,001
Impairment of long lived assets, net of (gain)/loss on disposal	44,960,802	4,866,437	—
General and administrative costs	8,627,264	12,310,137	3,704,601
Depreciation and amortization	7,285,198	7,713,671	4,998,723
Total operating expenses	78,195,002	43,743,546	18,276,448
Operating (loss) income	(44,308,942)	(7,369,442)	2,799,608
Other income, net	584,638	343,122	518,913
Interest income	4,186,168	4,792,979	1,780,962
Interest expense	(12,864,468)	(12,894,135)	(7,676,984)
Gain on sale of marketable securities	343,724	528,334	1,301,949
Other than temporary impairment – marketable securities	(3,373,716)	(9,830,259)	—
Loss from investments in unconsolidated affiliated real estate entities	(10,310,720)	(3,357,267)	(7,267,949)
Net loss from continuing operations	(65,743,316)	(27,786,668)	(8,543,501)
Net loss from discontinued operations	(360,328)	(437,496)	(698,915)
Net loss	(66,103,644)	(28,224,164)	(9,242,416)
Less: net loss attributable to noncontrolling interest	908,991	84,805	26
Net loss applicable to Company’s common shares	$(65,194,653)	$(28,139,359)	$(9,242,390)
Basic and diluted net loss per Company’s common share
Continuing operations	$(2.07)	$(1.22)	$(0.93)
Discontinued operations	(0.01)	(0.02)	(0.08)
Net loss per Company’s common share, basic and diluted	$(2.08)	$(1.24)	$(1.01)
Weighted average number of common shares outstanding, basic and diluted	31,276,697	22,658,290	9,195,369

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2009, December 31, 2008 and December 31, 2007

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Distributions in Excess of Net Loss	Total Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2006	—	$—	4,316,989	$43,170	$38,686,993	$—	$(2,754,459)	$4,282,122	$40,257,826
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,242,390)	(26)	(9,242,416)
Unrealized loss on available for sale securities	—	—	—	—	—	(1,199,278)	—	—	(1,199,278)
Total comprehensive loss									(10,441,694)
Distributions declared	—	—	—	—	—	—	(7,125,331)		(7,125,331)
Distributions paid	—	—	—	—	—	—	—	—
Proceeds from special general partner interest (SLP) units	—	—	—	—	—	—	—	8,672,567	8,672,567
Proceeds from offering	—	—	9,082,793	90,828	88,541,468	—	—	—	88,632,296
Selling commissions and dealer manager fees	—	—	—	—	(6,130,796)	—	—	—	(6,130,796)
Other offering costs and other	—	—	—	—	(2,762,855)	—	—	52	(2,762,803)
Shares issued from distribution reinvestment program	—	—	206,826	2,068	1,962,780	—	—	—	1,964,848
BALANCE, December 31, 2007	—	—	13,606,608	136,066	120,297,590	(1,199,278)	(19,122,180)	12,954,715	113,066,913
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,139,359)	(84,805)	(28,224,164)
Unrealized loss on available for sale securities	—	—	—	—	—	(3,013,176)	—	—	(3,013,176)
Total comprehensive loss									(31,237,340)
Distributions declared	—	—	—	—	—	—	(9,911,835)		(9,911,835)
Distributions paid	—	—	—	—	—	—	—	(1,779,452)	(1,779,452)
Proceeds from SLP units	—	—	—	—	—	—	—	10,063,525	10,063,525
Proceeds from offering	—	—	16,900,087	169,000	167,709,611	—	—	—	167,878,611
Redemption and cancellation of shares			(102,207)	(1,022)	(918,841)				(919,863)
Selling commissions and dealer manager fees	—	—	—	—	(14,379,358)	—	—	—	(14,379,358)
Other offering costs	—	—	—	—	(2,633,923)	—	—	—	(2,633,923)
Shares issued from distribution reinvestment program	—	—	581,056	5,811	5,514,221	—	—	—	5,520,032
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	19,600,000	19,600,000
Note receivable secured by noncontrolling interest units	—	—	—	—	—	—	—	(17,640,000)	(17,640,000)
BALANCE, December 31, 2008	—	—	30,985,544	309,855	275,589,300	(4,212,454)	(57,173,374)	23,113,983	237,627,310
Comprehensive loss:
Net loss	—	—	—	—	—	—	(65,194,653)	(908,991)	(66,103,644)
Unrealized loss on available for sale securities	—	—	—	—	—	460,809	—	48,781	509,590
Reclassification adjustment for loss realized in net loss						4,077,722		(122)	4,077,600
Total comprehensive loss									(61,516,454)
Distributions declared	—	—	—	—	—	—	(27,334,606)		(27,334,606)
Distributions paid	—	—	—	—	—	—	—	(4,736,909)	(4,736,909)
Proceeds from SLP units	—	—	—	—	—	—	—	6,982,534	6,982,534
Redemption and cancellation of shares			(453,167)	(4,532)	(4,277,550)				(4,282,082)
Shares issued from distribution reinvstment program	—	—	995,976	9,960	9,451,808	—	—	—	9,461,768
Issurance of equity in subsidiary in exchange for payment of acquisition fee (see Note 12)	—	—	—	—	—	—	—	6,878,087	6,878,087
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	78,988,411	78,988,411
Note receivable secured by noncontrolling interest units	—	—	—	—	—	—	—	(70,857,708)	(70,857,708)
BALANCE, December 31, 2009	—	$—	31,528,353	$315,283	$280,763,558	$326,077	$(149,702,633)	$39,508,066	$171,210,351

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2009, 2008 and December 31, 2007

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(66,103,644)	$(28,224,164)	$(9,242,416)
Less net loss – discontinued operations	(360,328)	(437,496)	(698,915)
Net loss – continuing operations	(65,743,316)	(27,786,668)	(8,543,501)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,839,592	7,241,621	4,585,394
Gain on sale of marketable securities	(343,724)	(528,335)	(1,301,949)
Impairment of long lived assets and loss on disposal	44,960,802	4,866,437	—
Realized loss on impairment of marketable securities	3,373,716	9,830,259	—
Amortization of deferred financing costs	365,385	447,242	124,623
Amortization of deferred leasing costs	445,606	472,050	413,329
Amortization of above and below-market lease intangibles	(114,900)	(444,826)	(229,498)
Equity in loss from investments in unconsolidated affiliated real estate entities	10,310,720	3,357,267	7,267,949
Provision for bad debts	887,386	1,247,222	256,548
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(600,900)	(1,602,463)	(468,327)
Decrease/(increase) in tenant accounts receivable	186,717	(1,997,306)	(1,462,227)
(Decrease)/increase in tenant allowance and security deposits payable	(68,744)	48,123	632,974
Increase in accounts payable and accrued expenses	240,670	468,437	3,649,426
Increase in prepaid rental revenues	71,420	109,750	611,443
Net cash provided by/(used in) operating activities – continuing operations	810,430	(4,271,190)	5,536,184
Net cash provided by operating activities – discontinued operations	567,263	967,566	1,115,805
Net cash provided by/(used in) operating activities	1,377,693	(3,303,624)	6,651,989
Cash Flows Used in Investing Activities:
Purchase of investment property, net	(1,569,664)	(5,575,329)	(196,193,653)
Purchase of marketable securities	—	(23,135,006)	(27,689,153)
Issuance of note receivable, related party	—	(49,500,000)	—
Repayment of note receivable, related party	—	1,000,000	—
Proceeds from sale of marketable securities	12,166,886	10,122,251	17,038,915
Investment in affiliate	—	(11,000,000)	(13,552,623)
Purchase of investment in unconsolidated affiliated real estate entity	(30,164,058)
Distribution from investments in unconsolidated affiliates	13,037,494	2,001,500	—
Funding of restricted escrows	910,197	999,942	(2,031,993)
Net cash used in investing activities – continuing operations	(5,619,145)	(75,086,642)	(222,428,507)
Net cash used in investing activities – discontinued operations	(5,846,785)	(22,010,960)	(5,542,879)
Net cash used in investing activities	(11,465,930)	(97,097,602)	(227,971,386)
Cash Flows from Financing Activities:
Proceeds from mortgage financing	—	3,621,384	148,159,086
Mortgage payments	(1,871,214)	(82,758)	—
Payment of loan fees and expenses	(22,911)	(42,163)	(1,575,279)
Proceeds from issuance of common stock	—	167,878,611	88,632,296
Redemption and cancellation of common shares	(4,282,082)	(919,863)	—
Proceeds from issuance of special general partnership units	6,982,534	10,063,525	8,672,567
Payment of offering costs	—	(17,013,281)	(8,893,651)
Note receivable from noncontrolling interests	(22,357,708)	(17,640,000)	—
Due from escrow agent	—	—	163,949
Contribution to discontinued operations	(5,375,914)	(22,025,963)	(4,654,570)
Distributions paid to noncontrolling interests	(4,736,909)	(1,779,452)	—
Distributions paid to Company’s shareholders	(12,315,168)	(6,855,165)	(3,298,407)
Net cash (used in)/provided by financing activities – continuing operations	(43,979,372)	115,204,875	227,205,991
Net cash provided by financing activities – discontinued operations	5,037,862	21,712,603	4,422,511
Net cash (used in)/provided by financing activities	(38,941,510)	136,917,478	231,628,502
Net change in cash and cash equivalents	(49,029,747)	36,516,252	10,309,105
Cash and cash equivalents, beginning of year	66,106,067	29,589,815	19,280,710
Cash and cash equivalents, end of year	$17,076,320	$66,106,067	$29,589,815

See Note 1 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

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

On May 23, 2005, the Company commenced an initial public offering to sell a maximum of 30,000,000 shares of common shares, at a price of $10 per share (“the Offering”). The Offering terminated on October 10, 2008 when all shares offered where sold. The Company continues to sell shares existing stockholders pursuant to the Company’s dividend reinvestment plan.

As of December 31, 2009, cumulative gross offering proceeds of approximately $311.3 million, which includes redemptions and $17.1 million of proceeds from the dividend reinvestment plan, have been released to the Lightstone REIT and used for the purchase of a 98.4% general partnership interest in the common units of the Operating Partnership.

Noncontrolling Interest — Partners of Operating Partnership

On July 6, 2004, the Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP, LLC, an affiliate of the Advisor, purchased special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions. As of December 31, 2009, the Company has received proceeds of $30.0 million from the sale of SLP Units, of which approximately $7.0 million was received during the three months ended March 31, 2009 and none thereafter.

On June 26, 2008, the Operating Partnership issued (i) 96,000 units of common limited partnership interest in the Operating Partnership (“Common Units”) and 18,240 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $18,240,000 to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”) and (ii) 2,000 Common Units and 380 Series A Preferred Units with an aggregate liquidation preference of $380,000 to Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”) in exchange for a 22.54% membership interest in Mill Run LLC (Mill Run) (See Note 4). The total aggregate value of the Common Units and Series A Preferred Units issued by the Operating Partnership in exchange for the 22.54% membership interest in Mill Run was $19,600,000.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. Organization  – (continued)

On March 30, 2009, the Operating Partnership issued 284,209 Common Units and 53,146 Series A Preferred Units with an aggregate liquidation preference of $53,146,000 to AR Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) in exchange for a 25% membership interest in Prime Outlets Acquisitions Company (“POAC”) (See Note 4).

On August 25, 2009, the Operating Partnership issued a total of 115,000 Common Units and 21,850 Series A Preferred Units with an aggregate liquidation preference of $21,850,000 to TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an additional 14.26% membership interest in Mill Run and for an additional 15% membership interest in POAC (See Note 4).

See Note 12 for further discussion of noncontrolling interests.

Operating Partnership Activity

Acquisitions and Investments:

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

2006

The Company completed the acquisition of the Belz Factory Outlet World in St. Augustine, Florida, four multi-family communities in Southeast Michigan and a retail power center and raw land in Omaha, Nebraska.

2007

The Company has made an investment in a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, NY, purchased a land parcel in Lake Jackson, TX on which it completed the development of a retail power center in the first quarter of 2008, an 8.5-acre parcel of undeveloped land, including development rights, which is intended to be used for further development of the adjacent Belz Factory Outlet World in St. Augustine, Florida, and a portfolio of industrial and office properties located in New Orleans, LA (5 industrial and 2 office properties), Baton Rouge, LA (3 industrial properties) and San Antonio, TX (4 industrial properties), five apartment communities located in Tampa, FL (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), and two hotels located in Houston, TX.

2008

The Company has made a preferred equity contribution in exchange for membership interests of a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company and acquired a 22.54% interest in Mill Run, which consists of two retail properties located in Orlando, Florida.

2009

On March 30, 2009, the Company acquired a 25% interest in POAC which has a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States. On August 25, 2009, the Company acquired an additional 14.26% interest in Mill Run and an additional 15% interest in POAC. As of December 31, 2009, the Company’s membership interest in Mill Run was 36.8% and 40% in POAC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. Organization  – (continued)

Contribution and Sale Agreement:

On December 8, 2009, the Company entered into a Contribution Agreement with certain affiliates of The Lightstone Group, LLC (the “Lightstone Parties”), Simon Property Group, Inc., a Delaware corporation (“Parent REIT”), Simon Property Group, L.P., a Delaware limited partnership (“Parent OP”), Marco Capital Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent OP (“Parent Sub”, and together with Parent REIT and Parent OP, the “Parent Parties”) and POAC.

Under the terms of the Contribution Agreement, (i) the Company will contribute to Parent Sub its membership interests in Mill Run and POAC (collectively, the “Contributions”), and (ii) the Operating Partnership will sell to Parent Sub its membership interest in LVP St. Augustine Outlets LLC (“St. Augustine”), a Delaware limited liability company, and a related parcel of land (the “Sale”). (Collectively, “disposition of our retail outlet assets”)

As consideration for the Contributions, the Company is expected to receive approximately $228.5 million in consideration before transaction expenses, twenty percent (20%) of which will consist of common operating partnership units in Parent OP and eighty percent (80%) of which will consist of cash from a debt-financed distribution by Parent OP. The pricing of the common operating partnership units in Parent OP will be based on the volume weighted average closing price of Parent REIT’s common stock during the ten (10) trading days prior to the date that is three (3) trading days prior to the closing date, subject to a ten percent (10%) collar. As consideration for the Sale, the Operating Partnership will receive approximately $17.2 million in cash, subject to certain adjustments. A portion of the aggregate consideration to be received by the Company and the Lightstone Parties will be subject to an escrow for eighteen (18) months following closing in respect of certain indemnity obligations to the Parent Parties.

The Contribution Agreement contains representations and warranties and covenants of the Company, the Lightstone Parties, the Parent Parties and POAC, including among others, covenants concerning the conduct of the business of POAC and Mill Run during the period between the execution of the Contribution Agreement and the closing of the Contributions and the Sale. In addition, the Company agreed to refrain from initiating or entering into certain discussions with, or providing certain information to, third parties as it relates POAC and Mill Run.

The closing of the Contributions and the Sale is anticipated to occur in 2010 and is subject to various closing conditions including, among others, with respect to the execution by the Company of a tax protection agreement with the Parent Parties. The Contribution Agreement is subject to certain rights of the parties to terminate the Contribution Agreement, including in the event of certain breaches by the parties of their respective obligations thereunder.

Related Party:

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Lightstone Securities, LLC (the “Dealer Manager”) are each related parties. Each of these entities has received compensation and fees for services related to the offering and will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities will receive fees during the offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements (See Note 13).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2009, the Company had a 98.4% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in affiliated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary will be accounted for using the equity method. Investments in affiliated real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Supplemental cash flow for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash paid for interest	$13,589,854	$14,213,869	$8,696,812
Dividends declared	27,334,606	9,911,835	7,125,331
Non cash purchase of investment property	103,959	5,833,650	—
Value of shares issued from distribution reinvestment program	9,461,768	5,520,032	1,964,848
Issuance of equity for payment of acquisition fee obligation (See Note 12)	6,878,087	—	—
Issuance of units in exchange for investment in unconsolidated affiliated real estate entities	$78,988,411	$19,600,000	$—

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. See Note 6.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million at December 31, 2009 and 2008.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

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

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. See Note 14.

Assets and Liabilities Held for Sale and Discontinued Operations

Assets and groups of assets and liabilities which comprise disposal groups are classified as ‘held for sale’ when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. Assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. Assets held for sale are not depreciated.

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, for all periods presented, if the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and the Company will not have any significant continuing involvement in the operations of the disposal group after disposal.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

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

Investments in Unconsolidated Affiliated Real Estate Entities

The Company evaluates all joint venture arrangements and investments in real estate entities for consolidation. The percentage interest in the joint venture or investment in real estate entities, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

The Company accounts for its investments in unconsolidated real estate entities using the equity or cost method of accounting, as appropriate. Under the equity method, the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received. The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost of accounting, the dividends earned from the underlying entities are recorded to interest income.

The Company continuously reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of the 2006 federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2009, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $3.4 million for Federal income tax purposes through the year ended December 31, 2008. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain the Company’s qualification as a REIT, the Company engages in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, the Company is subject to federal and state income and franchise taxes from these activities.

As of December 31, 2009, the Company had no material uncertain income tax positions and its net operating loss carryforward was approximately $3.4 million. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Organization and Offering Costs

The Company’s organization and offering costs associated with its initial public offering which closed on October 10, 2008 were approximately $30.2 million. Subject to limitations in terms of the maximum percentage of costs to offering proceeds that may be incurred by the Company, third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, along with selling commissions and dealer manager fees paid to the Dealer Manager, were accounted for as a reduction against additional paid-in capital (“APIC”) as offering proceeds were released to the Company.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $25.6 million related to St. Augustine debt classified as liabilities held for sale compared to the book value of approximately $244.5 million, including $26.4 related to St. Augustine. The fair value of the mortgage payable as of December 31, 2008 was approximately $239.8 million, which includes $25.5 million related to St. Augustine compared to the book value of approximately $246.7 million, including $26.7 related to St. Augustine. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will account for derivative and hedging activities, following Topic 815  — “Derivative and Hedging” in the Accounting Standards Codification (“ASC”). The Company records all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

(loss) to the consolidated statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors. The Company accounts for the incentive award plan in accordance with Topic 718 — “Compensation-Stock Compensation” in the ASC. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2009, 2008 and 2007, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. As of December 31, 2009, the Company has 27,000 options issued and outstanding, and does not have any warrants outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss. The 27,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net loss attributable to Company’s common shares.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 — “Business Combinations” in the ASC. This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 — “Consolidation” in the ASC. This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” which was primarily codified into Topic 820 — “Fair Value Measurements and Disclosures” in the ASC. This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 — “Investments-Equity Method” in the ASC. This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments. Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred. Beginning January 1, 2009, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting are capitalized as part of the cost of the investment. For the year ended December 31, 2009, the Company capitalized $26.0 million of transaction costs incurred during the related period related to its investments in POAC and Mill Run (see Note 4).

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 —  “Investments-Debt and Equity Securities” in the ASC. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance is effective for the Company for the quarter ended June 30, 2009. The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Summary of Significant Accounting Policies  – (continued)

enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which was primarily codified into Topic 105 —  “Generally Accepted Accounting Standards” in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

The following is summary of the Company’s acquisitions during the years ended December 31, 2009, 2008 and 2007.

2009 and 2008 Acquisitions

The Company during 2009 and 2008 did not have any acquisitions. See Notes 4 and 5 for discussion of the Company’s investments in unconsolidated affiliated real estate entities the Company acquired during the years ended December 31, 2009 and 2008.

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
For the Years Ended December 31, 2009, 2008 and 2007

3. Acquisitions  – (continued)

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

Brazos Crossing Mall

On June 29, 2007, a subsidiary of the Operating Partnership acquired a 6.0 acre land parcel in Lake Jackson, Texas for immediate development of a 61,287 square foot power center. The land was purchased for $1.65 million cash and was funded 100% from the proceeds of the Company’s offering. In addition, the Company in 2007 entered into a construction loan to the fund the development of the power center for up to $8.2 million. Upon completion of development in March 2008, the center opened and is 100% occupied by three triple net tenants: Pet Smart, Office Depot and Best Buy.

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
For the Years Ended December 31, 2009, 2008 and 2007

3. Acquisitions  – (continued)

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

Unaudited Pro Forma Results

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

Year Ended December 31, 2007
(Unaudited)
Real estate revenues	$34,467,938
Net loss from continuing operations	$(9,294,417)
Net loss from discontinued operations	(698,915)
Net loss	(9,993,332)
Basic and diluted net loss per Company’s common share
Continuing operations	$(0.66)
Discontinued operations	(0.05)
Basic and diluted loss per share	$(0.71)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Dates Acquired	Ownership %	December 31, 2009	December 31, 2008
Prime Outlets Acquisitions Company	March 30, 2009 & August 25, 2009	40.00%	$84,291,011	$—
Mill Run LLC	June 26, 2008 & August 25, 2009	36.80%	29,809,641	19,279,406
1407 Broadway Mezz II LLC	January 4, 2007	49.00%	1,871,814	2,096,502
Total Investments in unconsolidated affiliated real estate entities			$115,972,466	$21,375,908

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

As of December 31, 2009, the Operating Partnership owns a 40% membership interest in POAC (“POAC Interest”). The POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of POAC. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.

As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment. In connection with the transactions, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $15.4 million (See Note 13). In addition, during the year ended December 31, 2009, the Company incurred additional transactions costs related to accounting, brokerage, legal and other transaction fees of $8.2 million. The total transaction costs incurred during the year ended December 31, 2009 of $23.6 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity. Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in POAC of $2.2 million. Total transactions fees associated with the acquisition of the POAC Interest including the advisor acquisition fee as of December 31, 2009 were $25.8 million.

See Note 12 for discussion of loans issued in connection with the contribution of the POAC Interest and payment of advisor fee of $5.6 million associated with the 15% membership interest in POAC. See Note 18 for discussion of the tax protection agreement. The Company, on December 8, 2009, signed a definitive agreement to dispose of its POAC Interest. See Note 1 for discussion.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

POAC Financial Information

The Company’s carrying value of its POAC Interest differs from its share of member’s equity reported in the condensed balance sheet of POAC due to the Company’s cost of its investments in excess of the historical net book values of POAC. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.

The following table represents the condensed income statement for POAC for the following period March 30, 2009 through December 31, 2009:

For the Period March 30, 2009 through December 31, 2009
Revenue	$141,544,595
Property operating expenses	73,744,808
Depreciation and amortization	29,668,172
Operating income	38,131,615
Interest expense and other, net	(44,196,241)
Net loss	$(6,064,626)
Company’s share of net loss	$(2,720,784)
Additional depreciation and amortization expense(1)	(9,604,143)
Company’s loss from investment	$(12,324,927)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the Company.

The following table represents the condensed balance sheet for POAC as of December 31, 2009:

As of December 31, 2009
Real estate, at cost (net)	$757,385,791
Intangible assets	11,384,965
Cash and restricted cash	44,891,427
Other assets	59,050,970
Total Assets	$872,713,153
Mortgage payable	$1,183,285,466
Other liabilities	46,447,451
Member capital	(357,019,764)
Total liabilities and members’ capital	$872,713,153

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

On August 25, 2009, the Operating Partnership acquired an additional 14.26% membership interest in Mill Run from TRAC and Central Jersey in exchange for units in the Operating Partnership (see Note 1). The acquisition price before transaction costs for the 14.26% membership interest in Mill Run was approximately $56.0 million, $6.0 million in the form of equity, approximately $39.6 million in the form of indebtedness, which matures November 2010 and is secured by the Mill Run properties, plus $10.4 million assumption of TRAC and Central Jersey member interest loans due to Mill Run. Any distributions to the Company from Mill Run related to the 14.26% membership interest will require the Company to make an equal amount of mandatory repayment on the member interest loans. During the three months ended December 31, 2009, the Company received a distribution of $10.5 million related to its 14.26% membership interest and subsequently paid off these loans. The total amount paid to pay off the loans was $10.5 million, including accrued interest.

As of December 31, 2009, the Operating Partnership owns a 36.8% membership interest in Mill Run (“Mill Run Interest”). The Mill Run Interest includes Class A and B membership shares and is a non-managing interest, with consent rights with respect to certain major decisions. The Company’s sponsor is the managing member and owns 55% of Mill Run. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

As the Company has recorded this investment in accordance with the equity method of accounting, the indebtedness is not included in the Company’s investment. In connection with the transaction, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $3.6 million. In addition, during the year ended December 31, 2009, the Company incurred additional transactions costs related to accounting, brokerage, legal and other transaction fees of $1.1 million. The total transaction costs incurred during the year ended December 31, 2009 of $2.4 million were capitalized as part of the cost of the Company’s investment in unconsolidated affiliated real estate entity. Prior to January 1, 2009, the Company incurred and expensed to general and administrative expense transaction costs associated with the investment in Mill Run of $4.1 million. Total transactions fees associated with the acquisition of the Mill Run Interest including the advisor acquisition fee as of December 31, 2009 were $6.5 million.

See Note 12 for discussion of loans issued in connection with the contribution of the Mill Run Interest and payment of advisor fee of $1.3 million associated with the 14.26% membership interest in Mill Run. See Note 18 for discussion of the tax protection agreement. The Company, on December 8, 2009, signed a definitive agreement to dispose of its Mill Run Interest. See Note 1 for discussion.

In connection with the contribution of the 14.26% membership interest in Mill Run and the 15% membership interest in POAC, the Company entered into certain letter agreements with the owners of the membership interests of JT Prime, TRAC and Central Jersey pursuant to which the Company agreed to pay an aggregate amount equal to $6.0 million in consideration for certain restrictive covenants and for brokerage services received by the Company in connection with the contribution of the 14.26% membership interest in Mill Run and the 15% membership interest in POAC. The $6.0 million related to these agreements are included in the total transactions fees discussed above. $1.1 million of the $6.0 million is included in the total transaction fees of $6.5 million for the Mill Run Interest and $4.9 million of the $6.0 million is included in the total transaction fees of $25.8 million for the POAC Interest discussed above.

Mill Run Financial Information

The Company’s carrying value of its Mill Run Interest differs from its share of member’s equity reported in the condensed balance sheet of Mill Run due to the Company’s cost of its investments in excess of the historical net book values of Mill Run. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the condensed income statement for Mill Run for the year ended December 31, 2009 and the period June 26, 2008 through December 31, 2008:

	For the Year Ended December 31, 2009	For the Period June 26, 2008 through December 31, 2008
Revenue	$44,969,704	$20,578,725
Property operating expenses	13,388,778	6,578,144
Depreciation and amortization	11,160,418	5,025,800
Operating income	20,420,508	8,974,781
Interest expense and other, net	(6,070,646)	(7,639,803)
Net income	$14,349,862	$1,334,978
Company’s share of net income	$4,064,096	$300,904
Additional depreciation and amortization expense(1)	(1,824,196)	(621,647)
Company’s income/(loss) from investment	$2,239,900	$(320,743)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Company.

The following table represents the unaudited condensed balance sheet for Mill Run as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009	As of December 31, 2008
Real estate, at cost (net)	$257,274,810	$270,591,378
Intangible assets	644,421	1,266,969
Cash and restricted cash	6,410,480	7,836,738
Other assets	9,755,013	26,557,746
Total Assets	$274,084,724	$306,252,831
Mortgage payable	$265,195,763	$283,261,676
Other liabilities	22,267,449	25,494,446
Member capital	(13,378,488)	(2,503,291)
Total liabilities and members’ capital	$274,084,724	$306,252,831

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

Initial equity from the Sponsor, the Company’s co-venturer totaled $13.5 million (representing a 51% ownership interest). The Company’s initial capital investment of $13.0 million (representing a 49% ownership interest) was funded with proceeds from the Company’s common stock offering. The acquisition was funded through a combination of $26.5 million of capital and a $106.0 million advance on a $127.3 million variable rate mortgage loan funded by Lehman Brothers Holding, Inc. (“Lehman”). This mortgage loan originally

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

matured on January 9, 2010. In November 2009, the Joint Venture exercised one of its two one-year extension options for a fee of 0.125% of the amount of the respective loan for each extension. The new maturity date on the loan is January 9, 2011.

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

Under the mortgage loan, the Joint Venture has available credit of approximately $10.5 million, as of December 31, 2009. See Note 18.

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

1407 Broadway Financial

The following table represents the condensed income statement derived from audited financial statements for 1407 Broadway for the years ended December 31, 2009 and 2008 and for the period from January 4, 2007 (date of inception) through December 31, 2007:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period January 4, 2007 (Date of Inception) through December 31, 2007
Total Revenue	$39,350,451	$39,598,698	$37,447,442
Property operating expenses	27,392,216	27,385,058	26,701,479
Depreciation & Amortization	8,581,715	11,448,474	16,214,919
Operating income/(loss)	3,376,520	765,166	(5,468,956)
Interest Expense and other, net	(3,837,117)	(6,962,154)	(9,363,592)
Net operating loss	$(460,597)	$(6,196,988)	$(14,832,548)
Company’s share of net operating loss (49%)	$(225,693)	$(3,036,524)	$(7,267,949)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the condensed balance sheet derived from audited financial statements for 1407 Broadway as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009	As of December 31, 2008
Real estate, at cost (net)	$111,803,186	$110,425,157
Intangible assets	1,845,941	4,233,365
Cash and restricted cash	10,226,017	10,309,580
Other assets	11,887,040	8,178,293
Total Assets	$135,762,184	$133,146,395
Mortgage payable	$116,796,263	$113,709,491
Other liabilities	15,156,202	15,166,588
Member capital	3,809,719	4,270,316
Total liabilities and members’ capital	$135,762,184	$133,146,395

Debt Compliance for Investments in Unconsolidated Affiliated Real Estate Entities

The debt agreements of the unconsolidated affiliated real estate entities, which the Company has an equity investment in, are subject to various financial and reporting covenants and requirements. Noncompliance with these requirements could constitute an event of default, which could allow the lenders to accelerate the repayment of the loan, or to exercise other remedies. Although all of these real estate entities are current on payment of their respective debt obligations as of December 31, 2009, certain of these entities have instances of noncompliance with other requirements stipulated by their applicable debt agreements. These noncompliance issues do not constitute an event of default until the borrower is notified by the lender. In certain cases, the borrower has an ability to cure the noncompliance within a specified period. To date, these entities have not been notified by the lenders. Should the lender take action to exercise its remedies, it could have an unfavorable impact on these entities’ cash flows and rights as owner of any investment holdings in the underlying property. Management believes that these entities will satisfactorily resolve these matters with the applicable lender for each instance where noncompliance has occurred.

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
For the Years Ended December 31, 2009, 2008 and 2007

5. Investment in Affiliate  – (continued)

In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “Guarantee”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee.

The Company does not have any voting rights for this investment, and does not have significant influence or control over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $0.1 million at December 31, 2009 and $0.3 million at December 31, 2008, and are included in interest receivable from related parties. Through December 31, 2009, the Company received redemption payments from PAF of $3.3 million, of which $2.5 million was received during the year end December 31, 2009. As of December 31, 2009, the Company’s investment in PAF is $7.7 million and is included in investment in affiliate, at cost in the consolidated balance sheet.

6. Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at December 31, 2009 and 2008:

	As of December 31, 2009			As of December 31, 2008
	Adjusted Cost	Unrealized Gain	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$—	$—	$—	$9,508,760	$147,740	$9,656,500
Equity Securities, primarily REITs	466,142	374,735	840,877	6,154,259	(4,360,194)	1,794,065
Total Marketable Securities – available for sale	$466,142	$374,735	$840,877	$15,663,019	$(4,212,454)	$11,450,565

The Company, in 2008, recorded a write down of $9.8 million for other than temporary declines on certain available-for-sale securities. During the six months ended June 30, 2009, the Company’s marketable securities and the overall REIT market continued to experience significant declines, which increased the duration and magnitude of the Company’s unrealized losses. The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project. Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary. As a result, during the three months ended June 30, 2009, the Company recorded a write-down of $3.4 million for other than temporary declines on certain available-for-sale securities, which are included in Other than temporary impairment — marketable securities on the consolidated statements of operations to reflect the additional reduction from 2008 that is considered to be other than temporary. Through December 31, 2009, no additional impairment charge has been recorded.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

6. Marketable Securities and Fair Value Measurements  – (continued)

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:

	Fair Value Measurement Using
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities, primarily REITs	840,877	$—	$—	$840,877
Total Marketable securities – available for sale	$840,877	$—	$—	$840,877

Assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	Fair Value Measurement Using
As of December 31, 2008	Level 1	Level 2	Level 3	Total
Corporate bonds	$9,656,500	$—	$—	$9,656,500
Equity Securities, primarily REITs	1,794,065	—	—	1,794,065
Total Marketable securities – available for sale	$11,450,565	$—	$—	$11,450,565

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

7. Intangible Assets

At December 31, 2009, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of December 31, 2009 and 2008:

	At December 31, 2009			At December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired in-place lease intangibles	$2,115,335	$(1,505,848)	$609,487	$2,359,814	$(1,327,663)	$1,032,151
Acquired above market lease intangibles	841,475	(642,127)	199,348	898,711	(537,950)	360,761
Deferred intangible leasing costs	1,161,392	(783,705)	377,687	1,294,064	(673,139)	620,925
Acquired below market lease intangibles	(1,614,988)	1,234,484	(380,504)	(1,767,352)	1,110,535	(656,817)

During the year ended December 31, 2009, the Company wrote off fully amortized acquired intangible assets of approximately $0.6 million, respectively, resulting in a reduction of cost and accumulated amortization of intangible assets at December 31, 2009 compared to the December 31, 2008. There were no additions during year ended December 31, 2009.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at December 31, 2009:

Amortization Expense/(Benefit) of:	2010	2011	2012	2013	2014	Thereafter	Total
Acquired above market lease value	$74,420	$39,231	$23,379	$14,425	$14,425	$33,468	$199,348
Acquired below market lease value	(123,986)	(82,669)	(44,748)	(43,462)	(42,819)	(42,820)	(380,504)
Projected future net rental income increase	$(49,566)	$(43,438)	$(21,369)	$(29,037)	$(28,394)	$(9,352)	$(181,156)

Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statements of operations was $0.1 million, $0.4 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at December 31, 2009:

Amortization Expense of:	2010	2011	2012	2013	2014	Thereafter	Total
Acquired in-place leases value	$199,300	$104,441	$71,444	$65,790	$65,565	$102,947	$609,487
Deferred intangible leasing costs value	121,724	$70,973	$44,209	$39,247	$38,922	$62,612	377,687
Projected future amortization expense	$321,024	$175,414	$115,653	$105,037	$104,487	$165,559	$987,174

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

7. Intangible Assets  – (continued)

Actual total amortization expense included in depreciation and amortization expense in our consolidated statements of operations was $0.7 million, $1.1 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Assets and Liabilities Held for Sale and Discontinued Operations

On December 8, 2009, the Company signed a definitive agreement to sell its St. Augustine Outlet center (“St. Augustine”) as part of an agreement to dispose of its interests in its investments in POAC and Mill Run. See Note 1 for further discussion. The Company expects the transaction to be completed during 2010. For the year ended December 31, 2009, the St. Augustine assets and liabilities met the criteria for classification as held for sale and discontinued operations. As of December 31, 2009, the Company did not record an impairment charge related to the expected sale as the St. Augustine’s net asset carrying value plus the Company’s carrying value of the investments in POAC and Mill Run are lower than the expected proceeds, after consideration of debt to be assumed by buyer.

The following summary presents the operating results of St. Augustine included in discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenue	$6,940,566	$4,763,998	$4,788,870
Expenses:
Property operating expense	2,706,616	2,690,003	2,316,871
Real estate taxes	475,414	380,906	416,865
General and administrative costs	68,106	39,615	5,762
Depreciation and amortization	2,458,162	1,227,482	1,164,714
Total Operating expense	5,708,298	4,338,006	3,904,212
Operating income	1,232,268	425,992	884,658
Other income, net	61,181	34,510	25,020
Interest income	14,220	26,130	98,806
Interest expense	(1,667,997)	(924,128)	(1,707,399)
Net loss from discontinued operations	$(360,328)	$(437,496)	$(698,915)

Cash flows generated from discontinued operations are presented separately on the Company’s Consolidated Statements of Cash Flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

8. Assets and Liabilities Held for Sale and Discontinued Operations  – (continued)

The following summary presents the major components of assets and liabilities held for sale as of December 31, 2009 and 2008.

	As of
	December 31, 2009	December 31, 2008
Net investment property	$55,787,190	$57,364,457
Intangible assets, net	801,818	926,279
Restricted escrows	4,015,945	4,828,734
Other assets	944,631	1,925,892
Total assets	$61,549,584	$65,045,362
Mortgage payable	$26,400,159	$26,738,211
Other liabilities	1,030,901	9,445,872
Total liabilities	$27,431,060	$36,184,083

For the mortgage payable related to St. Augustine, Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Advisor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine, the payment of losses that the lender may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates. Such losses are recourse to the Guarantor under the guaranty regardless of whether the lender has attempted to procure payment from the Company or any other party. Further, in the event of the Company’s voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by the lender, the Guarantor has guaranteed the payment of any unpaid loan amounts. The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

9. Mortgages Payable

Mortgages payable, totaling approximately $218.1 million and $219.9 million at December 31, 2009 and 2008, respectively, consists of the following:

		Weighted Avg Interest Rate as December 31, 2009			Loan Amount as of
Property	Interest Rate		Maturity Date	Amount Due at Maturity	December 31, 2009	December 31, 2008
Southeastern Michigan Multi Family Properties	5.96%	5.96%	July 2016	$38,138,605	$40,725,000	$40,725,000
Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	3.98%	April 2010	10,018,750	10,193,750	11,986,971
Brazos Crossing Power Center	Greater of LIBOR +3.50% or 6.75%	6.75%	December 2011	6,385,788	7,338,947	7,416,941
Camden Multi Family Properties – (Five Individual Loans)	5.44%	5.44%	December 2014	74,955,771	79,268,800	79,268,800
Total mortgage obligations		5.61%		$204,639,036	$218,051,497	$219,922,712

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

9. Mortgages Payable  – (continued)

LIBOR at December 31, 2009 and 2008 was 0.2309% and 0.43625%, respectively. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the mortgage payable maturing during the next five years and thereafter at December 31, 2009 including St. Augustine’s debt of $26.4 million reported in liabilities held for sale in the Consolidated Balance Sheets:

2010(1)	2011	2012	2013	2014	Thereafter	Total
$53,671,629	$7,536,569	$2,213,555	$2,501,237	$37,584,958	$140,943,708	$244,451,656

(1)	The amount due in 2010 of $53.7 million includes the principal balance of $42.3 million associated with two loans within the Camden portfolio that are in default status.

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $2.0 million were held in restricted escrow accounts at December 31, 2009. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Of the $2.0 million in restricted escrows as of December 31, 2009, $0.2 million was directly held by the lender for two of the Camden properties (See discussion below). Our mortgage debt also contains clauses providing for prepayment penalties.

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 —  Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2009 and has been subsequently amended and extended to mature April 16, 2010. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2010. The Company intends to repay or refinance this loan upon maturity in April of 2010. The mortgage loan is secured by the Hotels and 35% of the obligation is guaranteed by the Company.

In December 2008, the Company converted its construction loan to fund and the development of the Brazos Crossing Power Center, in Lake Jackson, Texas Location to a term loan maturing on December 4, 2009 which has been subsequently amended and extended to mature December 4, 2011. As part of the amendment to the mortgage, the Company made a lump sum principal payment of $0.7 million in February 2010. The amended mortgage loan bears interest at the greater of 6.75% or libor plus 350 basis points (3.50%) per annum rate and requires monthly installments of interest plus a principal payment of $9,737. The loan is secured by acquired real estate.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The Loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The Loans require monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due. During October 2009, the Company decided to not make its required debt service payments of $0.2 million on two of these five loans, which had an outstanding principal balance of $42.3 million as of December 31, 2009. The Company determined that future debt service payments on these loans would no longer be economically beneficial to the Company based upon the current and expected

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

9. Mortgages Payable  – (continued)

future performance of the locations associated with these two loans. The bank has notified the Company that the Company is in default on these two loans. During the first quarter of 2010, the Company has been notified by the lender that it will be foreclosing on these two properties. The foreclosure sales are not expected to be completed until mid year 2010. Prior to this notification, the Company was in discussions with the lender regarding its default status and potential future remedies, which include transferring the two properties to the lender. Through December 31, 2009, the Company has not recorded any potential prepayment penalties that it may be assessed by the lender as the Company believes that the payment of this potential liability is remote. During the quarter ended September 30, 2009, the Company recorded an impairment charge on long lived assets of $43.2 million associated with all five properties within the Camden portfolio. See Note 14.

Interest costs capitalized related to the renovation and expansion projects during the year ended December 31, 2009 and 2008 were zero and $0.1 million, respectively.

10. Distributions Payable

On November 3, 2009, the Company declared a dividend for the three-month period ending December 31, 2009 of $5.6 million. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2009 dividend was paid in full in January 15, 2010 using a combination of cash ($3.3 million) and shares ($2.3 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

As of December 31, 2008, the Company paid all dividends declared through December 31, 2008.

11. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Lightstone REIT’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Lightstone REIT’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Lightstone REIT’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Lightstone REIT, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Lightstone REIT’s common stock. As of December 31, 2009 and 2008, the Lightstone REIT had no outstanding preferred shares.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

11. Company’s Stockholder’s Equity  – (continued)

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

Under its charter, the Lightstone REIT cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Lightstone REIT is the acquirer, however, do not require stockholder approval. The Lightstone REIT had approximately 31.5 million and 31.0 million shares of common stock outstanding as of December 31, 2009 and 2008, respectively.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. In July 2007, August 2008 and September 2009, options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting on the respective dates. As of December 31, 2009,

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

11. Company’s Stockholder’s Equity  – (continued)

options to purchase 27,000 shares of stock were outstanding, 9,000 were fully vested, at an exercise price of $10. Through December 31, 2009, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan were fixed at $10 per share until the termination of the Lightstone REIT’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. Notwithstanding any other provisions of the Lightstone REIT’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Lightstone REIT’s status as a REIT under the Internal Revenue Code.

Compensation expense associated with our stock option plan was not material for the years ended December 31, 2009, 2008 and 2007.

12. Noncontrolling Interests

The noncontrolling interests parties of the Company hold units in the Operating Partnership. These units include SLP units, limited partner units, Series A Preferred Units and Common Units.

Share Description

See Note 13 for discussion of rights related to SLP units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

The Series A Preferred Units holders are entitled to receive cumulative preferential distributions equal to an annual rate 4.6316%, if and when declared by the Company. The Series A Preferred Units have no mandatory redemption or maturity date. The Series A Preferred Units are not redeemable by the Operating Partnership prior to the Lockout Date of June 26, 2013. On or after the Lockout Date, the Series A Preferred Units may be redeemed at the option of the Operating Partnership (which notice may be delivered prior to the Lockout Date as long as the redemption does not occur prior to the Lockout Date), in whole but not in part, on thirty (30) days’ prior written notice at the option of the Operating Partnership, at a redemption price per Series A Preferred Unit equal to the sum of the Series A Liquidation Preference plus an amount equal to all distributions (whether or not earned or declared) accrued and unpaid thereon to the date of redemption, and the redemption price shall be payable in cash. During any redemption notice period, the holders of the Series A Preferred Units may convert, in whole or in part, the Series A Preferred Units into Common Units of the Operating Partnership obtained by dividing the aggregate Series A Liquidation Preference of such Series A Preferred Units by the estimated fair market value of the one common share of the Company. The Series A Preferred Units shall not be subject to any sinking fund or other obligation of the Operating Partnership to redeem or retire the Series A Preferred Units.

Distributions

During the year ended December 31, 2009, the Company paid distributions to noncontrolling interests of $4.7 million. In addition, as of December 31, 2009, the total distributions declared and not paid to noncontrolling interests was $1.7 million, which were subsequently paid on January 15, 2010.

Note Receivable Due from Noncontrolling Interests

In connection with the contribution of the Mill Run and POAC membership interests, the Company made loans to Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, “Noncontrolling Interest Borrowers”) in the aggregate principal amount of $88.5 million (the “Noncontrolling Interest Loans”), of which $22.4 million was issued during the year ended December 31, 2009. These loans are

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

12. Noncontrolling Interests  – (continued)

payable semi-annually and accrue interest at an annual rate of 4%. The loans mature through September 2017 and contain customary events of default and default remedies. The loans require the Noncontrolling Interest Borrowers to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership. The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run and the POAC membership interests, as such these loans are classified as a reduction to noncontrolling interests in the consolidated balance sheets.

Accrued interest related to these loans totaled $1.8 million and $1.4 million at December 31, 2009 and 2008, and are included in interest receivable from related parties in the consolidated balance sheets.

Noncontrolling Interest of Subsidiary Within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run, see Note 4). On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC, a Delaware limited liability company (“PRO”) in exchange for a 99.99% managing membership interest in PRO. In addition, Lightstone REIT contributed $2,900 cash for a 0.01% non- managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of PRO, the 19.17% profit membership interest will not receive any distributions until the Operating Partnership and Lightstone REIT receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions to $6.9 million. Any remaining distributions shall be split between the three members in proportion to their profit interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

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

Fees	Amount
Selling Commission	The Dealer Manager was paid up to 7% of the gross offering proceeds, or approximately $21.0 million, before reallowance of commissions earned by participating broker-dealers.
Dealer Management Fee	The Dealer Manager was paid up to 1% of gross offering proceeds, or approximately $3.0 million, before reallowance to participating broker-dealers.
Reimbursement of Offering Expenses	Reimbursement of all offering costs, including the commissions and dealer management fees indicated above, up to $30 million based upon maximum offering of 30 million shares. The Lightstone REIT sold a special general partnership interest in the Operating Partnership to Lightstone SLP, LLC (an affiliate of the Sponsor) and applied all the sales proceeds to offset such costs.
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Lightstone REIT anticipates that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses as the maximum offering was sold and assuming aggregate long-term permanent leverage of approximately 75%.
Property Management – Residential/Retail/Hospitality	The Property Manager is paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Lightstone REIT pays the Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Property Management – Office/Industrial	The Property Manager is paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

13. Related Party Transactions  – (continued)

Fees	Amount
Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the Lightstone REIT’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.
Reimbursement of Other Expenses	For any year in which the Lightstone REIT qualifies as a REIT, the Advisor must reimburse the Lightstone REIT for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Lightstone REIT.
The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Lightstone REIT by independent parties.

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the year ended December 31, 2009, distributions of $2.6 million were declared and distributions of $2.1 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through December 31, 2009, cumulative distributions declared were $4.4 million, of which $3.9 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2009 and will always be subordinated until stockholders receive a stated preferred return, as described below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

13. Related Party Transactions  – (continued)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

13. Related Party Transactions  – (continued)

The Lightstone REIT pursuant to the related party arrangements described above has recorded the following amounts the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Acquisition fees	$16,656,847	$2,336,565	$6,551,896
Asset management fees	4,541,195	2,203,563	1,033,371
Property management fees	1,812,195	1,783,275	1,057,272
Acquisition expenses reimbursed to Advisor	902,753	1,265,528	635,848
Development fees and leasing commissions	270,122	1,934,107	247,942
Total	$24,183,112	$9,523,038	$9,526,329

See Notes 4, 5 and 12 for other related party transactions.

As of December 31, 2009 and 2008, the Company owed the Sponsor $1.3 and $1.2 million, respectively related to asset management fees for the quarters ended December 31, 2009 and 2008, respectively. The payable to the Sponsor is recorded within the Due to Sponsor line item on the consolidated balance sheet.

14. Impairment of Long-Lived Assets

For the year ended December 31, 2009, the Company recorded an asset impairment charge of $45.2 million primarily related to the impairment within the multi-family segment of $43.2 million associated with the five properties within the Camden portfolio and $2.0 million within the retail segment associated with our Brazos Crossing power center, of which all was recorded during the three months ended September 30, 2009. In addition, we recorded $0.2 million gain on disposal of assets offsetting the $45.2 million asset impairment charge.

The Company identified certain indicators of impairment related to these properties such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009. These indicators did not exist during the Company’s prior reviews of the properties. The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows. Therefore, the Company has recorded an impairment charge of $45.2 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of line item impairment of long lived assets, net of gain on disposal within the accompanying consolidated statements of operations. The fair value for these assets was determined to be $60.0 million. The Company’s debt obligations outstanding on these properties are approximately $86.6 million. Based upon the Company’s year end analysis, no additional impairment exists.

For the year ended December 31, 2008, we recorded an asset impairment charge of $4.6 million primarily related to impairment on one of our industrial properties located in Sarasota, Florida. In addition, we recorded $0.3 million loss on disposal of asset. The Company identified certain indicators of impairment related to this property such as the property is currently vacant and is experiencing negative cash flows and the difficulty in leasing the space. The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, the Company has recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair values within the accompanying consolidated statement of operations.

For the year ended December 31, 2007, the Company did not record an impairment charge.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

15. Future Minimum Rentals

As of December 31, 2009, the approximate fixed future minimum rental from the Company’s commercial real estate properties, including $23.2 million of future minimum rental from the Company’s St. Augustine Outlet Center, which is held for sale as of December 31 2009, are as follows:

2010	2011	2012	2013	2014	Thereafter	Total
$10,802,805	$8,671,558	$7,327,015	$6,029,451	$5,225,474	$16,263,760	$54,320,063

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or all of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

16. Segment Information

The Company currently operates in four business segments as of December 31, 2009: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2009, 2008 and 2007 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2009, 2008 and 2007. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts. As of December 31, 2009, the St. Augustine Outlet Center which is part of the retail segment has been classified as discontinued operations in the Consolidated Statements of Operations. The revenue and expenses generated by the St. Augustine Outlet Center are not included in the Retail segment or the consolidated revenues and expenses as these represent revenues and expenses from continuing operations. See Note 8 for information regarding the results of operations for the St. Augustine Outlet Center.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

16. Segment Information  – (continued)

Selected results of operations for the years ended December 31, 2009, 2008 and 2007, and total assets as of December 31, 2009 and 2008 regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2009
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$4,029,065	$18,942,594	$7,444,840	$3,469,561	$—	$33,886,060
Property operating expenses	666,127	9,055,212	2,006,559	1,836,391	387	13,564,676
Real estate taxes	644,570	1,986,746	888,988	236,758	—	3,757,062
General and administrative costs	57,751	819,599	36,417	12,351	7,701,146	8,627,264
Net operating income (loss)	2,660,617	7,081,037	4,512,876	1,384,061	(7,701,533)	7,937,058
Depreciation and amortization	1,369,244	2,919,350	2,517,076	478,698	830	7,285,198
Impairment of long lived assets, net of gain on disposal	2,002,465	43,196,149	(237,812)	—	—	44,960,802
Operating income (loss)	$(711,092)	$(39,034,462)	$2,233,612	$905,363	$(7,702,363)	$(44,308,942)
Total purchases of investment property	$926,397	$1,237,261	$698,167	$(362,279)	$—	$2,499,546
As of December 31, 2009:
Total Assets	$101,842,972	$97,733,447	$72,032,250	$18,043,757	$139,911,450	$429,563,876

	For the Year Ended December 31, 2008
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$4,048,250	$20,304,214	$8,054,802	$3,966,838	$—	$36,374,104
Property operating expenses	507,467	9,968,631	2,346,680	2,223,287	—	15,046,065
Real estate taxes	618,625	2,053,246	921,537	213,828	—	3,807,236
General and administrative costs	(221)	1,137,317	108,283	35,704	11,029,054	12,310,137
Net operating income (loss)	2,922,379	7,145,020	4,678,302	1,494,019	(11,029,054)	5,210,666
Depreciation and amortization	1,388,859	2,978,312	2,923,096	423,404	—	7,713,671
Impairment of long lived assets and loss on disposal	—	—	4,866,437	—	—	4,866,437
Operating income (loss)	$1,533,520	$4,166,708	$(3,111,231)	$1,070,615	$(11,029,054)	$(7,369,442)
Total purchases of investment property	$30,009,704	$406,166	$1,427,859	$2,398,016	$—	$34,241,745
As of December 31, 2008:
Total Assets	$107,410,907	$142,329,673	$73,794,036	$18,669,330	$159,445,044	$501,648,990

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

16. Segment Information  – (continued)

	For the Year Ended December 31, 2007
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$3,201,794	$9,807,211	$7,530,709	$536,342	$—	$21,076,056
Property operating expenses	461,328	4,375,567	1,805,789	607,439	—	7,250,123
Real estate taxes	532,707	1,056,977	698,489	34,828	—	2,323,001
General and administrative costs	443	252,591	5,919	1,568	3,444,080	3,704,601
Net operating income	2,207,316	4,122,076	5,020,512	(107,493)	(3,444,080)	7,798,331
Depreciation and amortization	1,046,237	1,306,107	2,579,386	66,993	—	4,998,723
Impairment of long lived assets and loss on disposal	—	—	—	—	—	—
Operating income (loss)	$1,161,079	$2,815,969	$2,441,126	$(174,486)	$(3,444,080)	$2,799,608
Total purchases of investment property	$11,983,102	$96,039,586	$77,223,815	$15,839,147	$—	$201,085,650

17. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 and 2008:

	2009
	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total revenue	$33,886,060	$8,160,258	$8,278,939	$8,646,376	$8,800,487
Net loss from continuing operations	(65,743,316)	(8,914,111)	(49,215,338)	(6,981,607)	(632,260)
Net loss from discontinued operations	(360,328)	(117,617)	(103,732)	(12,935)	(126,044)
Net Loss	(66,103,644)	(9,031,728)	(49,319,070)	(6,994,542)	(758,304)
Less loss attributable to noncontrolling interest	908,991	141,951	673,924	90,097	3,019
Net Loss applicable to Company’s common shares	(65,194,653)	(8,889,777)	(48,645,146)	(6,904,445)	(755,285)
Basic and diluted net loss per Company’s common share
Continuing operations	(2.07)	(0.29)	(1.55)	(0.22)	(0.01)
Discontinued operations	(0.01)	—	—	—	(0.01)
Net loss per common share, basic and diluted	(2.08)	$(0.29)	$(1.55)	$(0.22)	$(0.02)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

17. Quarterly Financial Data (Unaudited)  – (continued)

	2008
	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total revenue	$36,374,104	$9,781,582	$9,155,846	$8,872,924	$8,563,752
Net loss from continuing operations	(27,786,668)	(8,552,665)	(11,129,269)	(6,237,889)	(1,866,845)
Net loss from discontinued operations	(437,496)	(204,784)	(57,495)	19,195	(194,412)
Net Loss	(28,224,164)	(8,757,449)	(11,186,764)	(6,218,694)	(2,061,257)
Less loss attributable to noncontrolling interest	84,805	84,483	173	94	55
Net Loss applicable to Company’s common shares	(28,139,359)	(8,672,966)	(11,186,591)	(6,218,600)	(2,061,202)
Basic and diluted net loss per Company’s common share
Continuing operations	(1.22)	(0.34)	(0.44)	(0.31)	(0.13)
Discontinued operations	(0.02)	(0.01)	—	—	(0.01)
Net loss per common share, basic and diluted	(1.24)	$(0.35)	$(0.44)	$(0.31)	$(0.14)

18. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed. Counsel for the Lightstone REIT made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney. Mr. Gould has filed an appeal of the decision dismissing his case, which is pending. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

18. Commitments and Contingencies  – (continued)

wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

The Sublease Interest was acquired pursuant to a Sale and Purchase of Leasehold Agreement with Gettinger Associates, L.P. (“Gettinger”). In July 2006, Abraham Kamber Company, as Sublessor under the sublease (“Sublessor”), served two notices of default on Gettinger (the “Default Notices”). The first alleged that Gettinger had failed to satisfy its obligations in performing certain renovations and the second asserted numerous defaults relating to Gettinger’s purported failure to maintain the Office Property in compliance with its contractual obligations.

In response to the Default Notices, Gettinger commenced legal action and obtained an injunction that extends its time to cure any default, prohibits interference with its leasehold interest and prohibits Sublessor from terminating its sublease pending resolution of the litigation. A motion by Sublessor for partial summary judgment, alleging that certain work on the Office Property required its prior approval, was denied by the Supreme Court, New York County. Subsequently, by agreement of the parties, a stay was entered precluding the termination of the Sublease Interest pending a final decision on Sublessor’s claim of defaults under the Sublease Interest. In addition, the parties stipulated to the intervention of Office Owner as a party to the proceedings. The parties have been directed to engage in and complete discovery. We consider the litigation to be without merit.

Prior to consummating the acquisition of the Sublease Interest, Office Owner received a letter from Sublessor indicating that Sublessor would consider such acquisition a default under the original sublease, which prohibits assignments of the Sublease Interest when there is an outstanding default there under. On February 16, 2007, Office Owner received a Notice to Cure from Sublessor stating the transfer of the Sublease Interest occurred in violation of the Sublease given Sublessor’s position that Office Seller is in default. Office Owner will commence and vigorously pursue litigation in order to challenge the default, receive an injunction and toll the termination period provided for in the Sublease.

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease. The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

As of the date hereof, we are not a party to any other material pending legal proceedings.

Tax Protection Agreement

In connection with the contribution of the Mill Run Interest (see Note 4) and the POAC Interest (See Note 4), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under these Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

18. Commitments and Contingencies  – (continued)

Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.0 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

18. Commitments and Contingencies  – (continued)

investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties and certain of the contracts to which it is a party may be voidable.

The Company intends to continue to monitor its compliance with the exemptions under the Investment Company Act of 1940 on an ongoing basis.

19. Subsequent Events

On March 2, 2010, the Company declared a dividend for the three-month period ending March 31, 2010 of $5.4 million. The dividend was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The dividend was paid in full on March 30, 2010 using a combination of cash ($3.3 million) and shares ($2.1 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

The Company for the period January 1, 2010 through March 2, 2010 has redeemed shares of $1.6 million. On March 2, 2010, the Board of Directors of the Company temporarily suspended future share redemptions under the Share Redemption Plan (the “Plan”). The Board of Directors will revisit this decision subsequent to the closing of its previously announced disposition of retail outlet assets and anticipates resuming redeeming shares under the Plan during the second half of 2010.

During the first quarter of 2010, the Company has been notified by the lender of the two Camden properties which were in default status of December 31, 2009 that the lender will be foreclosing on these two properties. The foreclosure sales are not expected to be completed until mid year 2010. See Note 9.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009

		Initial Cost (A)		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at End of Period
	Encumbrance	Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)
Four Residential Communities Southeastern, Michigan	40,725,000	8,051,125	34,297,538	757,782	8,242,654	34,863,791	43,106,445	(3,193,702)	6/29/2006	(D)
Oakview Plaza Omaha, Nebraska	27,500,000	6,705,942	25,462,968	929,777	7,355,942	25,742,745	33,098,687	(2,359,818)	12/21/2006	(D)
Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	53,025,000	12,767,476	51,648,719	1,546,474	12,776,431	53,186,238	65,962,669	(4,755,648)	2/1/2007	(D)
Brazos Crossing Lake Jackson, Texas	7,338,947	1,688,326	4,337,962	(208,398)	1,268,387	4,549,503	5,817,890	(66,018)	6/29/2007	(D)
Houston ES Hotels Houston, Texas	10,193,750	1,900,546	14,359,818	1,618,879	1,916,946	15,962,297	17,879,243	(835,000)	10/17/2007	(D)
Sarasota Sarasota, Florida	—	2,000,000	11,291,586	(4,925,915)	2,000,000	6,365,671	8,365,671	(87,039)	11/15/2007	(D)
Camden Apartments Tampa, Florida	79,268,800	19,976,387	79,905,549	(45,982,396)	11,239,286	42,660,254	53,899,540	(305,763)	11/16/2007	(D)
Total	$218,051,497	$53,089,802	$221,304,140	$(46,263,797)	$44,799,646	$183,330,499	$228,130,145	$(11,602,988)

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	Reconciliation of total real estate owned:

	2009	2008	2007
Balance at beginning of year	$338,306,093	$302,253,182	$102,358,472
Purchases of investment properties	—	36,052,911	201,484,789
Improvements	3,609,575
Disposals	(519,704)
Transfer to assets held for sale	(58,698,871)
Impact of asset impairment – continuing operating properties	(54,566,948)
Acquired in-place lease intangibles	—	—	(1,461,731)
Acquired in-place lease intangibles (commissions)	—	—	(903,919)
Acquired above market lease intangibles	—	—	(526,657)
Acquired below market lease intangibles	—	—	1,302,228
Balance at end of year	$228,130,145	$338,306,093	$302,253,182
(C)	Reconciliation of accumulated depreciation, note amortization is not included for purposes of this disclosure:

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$17,287,242	$5,455,550	$1,184,590
Depreciation expense	6,338,513	7,421,450	4,298,367
Impairment charge	—	4,550,795	—
Transfer to assets held for sale	(2,134,728)
Impact of asset impairment – continuing operating properties	(9,368,335)
Disposals	(519,704)	(140,553)	(27,407)
Balance at end of period	$11,602,988	$17,287,242	$5,455,550
(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 39 years
Tenant improvements and equipment	5 – 10 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

There were no disagreements on accounting or financial disclosure during 2009.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2009, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table presents certain information as of March 15, 2010 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	49	Chief Executive Officer, President and Chairman of the Board of Directors	2010	2004
Edwin J. Glickman	77	Director	2010	2005
George R. Whittemore	60	Director	2010	2006
Shawn R. Tominus	50	Director	2010	2006
Bruno de Vinck	64	Chief Operating Officer, Senior Vice President, Secretary and Director	2010	2005

David Lichtenstein is the Chairman of our board of directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our board of directors since June 8, 2004. Mr. Lichtenstein is also the Chairman of the Board and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Lichtenstein founded both American Shelter Corporation and the Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail, a private company. Mr. Lichtenstein is the president and/or director of various subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay.

Edwin J. Glickman is one of our independent directors and the Chairman of our audit committee. Mr. Glickman is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996, and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College.

George R. Whittemore is one of our independent directors. Mr. Whittemore is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Whittemore also serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Shawn R. Tominus is one of our independent directors. Mr. Tominus is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus was a Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties.

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also the Senior Vice President, Secretary and director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck is a Senior Vice President with the Lightstone Group, and has been employed by Lightstone since April 1994. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman. Mr. de Vinck is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Executive Officers:

The following table presents certain information as of March 15, 2010 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	49	Chief Executive Officer, President and Chairman of the Board of Directors
Bruno de Vinck	64	Chief Operating Officer, Senior Vice President, Secretary and Director
Stephen Hamrick	57	President
Joseph Teichman	36	General Counsel
Donna Brandin	53	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

Stephen H. Hamrick is our President and the President and CEO of our affiliated dealer-manager. Mr. Hamrick is also President of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Hamrick is also the Vice President of our advisor. Prior to joining Lightstone in July of 2006, Mr. Hamrick served five years as President of Carey Financial Corporation and Managing Director of W.P. Carey & Co. Mr. Hamrick is a member of The Board of Trustees of The Saratoga Group of Funds. In the 1990’s Mr. Hamrick developed for Cantor Fitzgerald an electronic trading business utilized by institutional customers, including brokerage firms and banks, to trade privately held securities; spent two years as CEO of a full-service, investment brokerage business at Wall Street Investor Services, where he executed a turnaround strategy and the ultimate sale of that business; and served as Chairman of Duroplas Corporation, a development stage company building on proprietary technology that enables the production of thermoplastic compounds. From 1988 until 1994, Mr. Hamrick headed up Private Investments at PaineWebber Inc and was a member of the firm’s Management Council. From 1975 until joining PaineWebber, he was associated with E.F. Hutton & Company, holding positions ranging from Account Executive to National Director of Private Placements. Mr. Hamrick has served on the Listings Panel for NASDAQ and the Committee on Securities of the NYSE AMEX LLC, as Chairman of the Securities Industry Association’s Direct Investment Committee and as Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of our Advisor and Sponsor as well as Lightstone Value Plus Real Estate Investment Trust II, Inc. Prior to joining us in January 2007, Mr. Teichman had been an Associate with Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. in Talmudic Law from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer of our advisor and our sponsor as well as Lightstone Value Plus Real Estate Investment Trust, Inc, and its advisor. Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin spent over three years as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country. Prior to Equity Residential, Ms. Brandin was the Senior Vice President and Treasurer of Cardinal Health, Inc. Prior to 2000, Ms. Brandin held the Assistant Treasurer roles at Campbell Soup for two years and Emerson Electric Company for seven years. Prior to Emerson, Ms. Brandin spent 10 years at Peabody Holding Company as manager of financial reporting and the director of planning and analysis. Ms. Brandin earned her Masters in Finance at St. Louis University in Missouri and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2009, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Executive Officers:

The following table presents certain information as of March 15, 2010 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT
David Lichtenstein	20,000	0.06%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	5,883	0.02%
Donna Brandin	—	—
Joseph Teichman	—	—
Stephen Hamrick	10,000	0.03%
Our directors and executive officers as a group (8 persons)	35,883	0.11%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan will be fixed at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date. At our annual stockholder meetings in July 2007, August 2008 and September 2009, options were granted to each of our three independent directors. As of December 31, 2009, options to purchase 27,000 shares of stock were outstanding, 9,000 were fully vested, at an exercise price of $10 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2009, 2008 and 2007

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	27,000	$10.00	48,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	27,000	$10.00	48,000

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

Property Manager

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Property management fees	$1,812,195	$1,783,275	$1,057,272
Development fees and leasing commissions	270,122	1,934,107	247,942
Total	$2,082,317	$3,717,382	$1,305,214

Dealer Manager

We paid the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $21,000,000, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallowed 100% of commissions earned for those transactions that involve participating broker-dealers. We also paid to our Dealer Manager a dealer manager fee of up to 1% of gross offering proceeds, or approximately $3,000,000, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager in 2009 were $0 and $3.3 million in 2008.

Advisor

We agreed to our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $33,000,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses as the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. . We have recorded the following amounts related to the Advisor for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Acquisition fees	$16,656,847	$2,336,565	$6,551,896
Asset management fees	4,541,195	2,203,563	1,033,371
Acquisition expenses reimbursed to Advisor	902,753	1,265,528	635,848
Total	$22,100,795	$5,805,656	$8,221,115

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the offering of our common stock. As of December 31, 2009, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Item 14. Principal Accountant Fees and Services

Amper, Politziner & Mattia LLP audited our consolidated financial statements for the years ended December 31, 2009 and 2008. Amper, Politziner & Mattia LLP report directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Lightstone REIT for the years ended December 31, 2009 and 2008 by the Lightstone REIT’s principal accounting firm of Amper, Politziner & Mattia LLP:

	2009	2008
Audit Fees(a)	$279,150	$199,500
Audit-Related Fees(b)	20,125	58,925
Tax Fees(c)	—	—
All Other Fees(d)	829,500	204,750
Total Fees	$1,128,775	$463,175

(a)	Fees for audit services in 2009 and 2008 consisted of the audit of the Lightstone REIT’s annual consolidated financial statements, and reviews of the Lightstone REIT’s quarterly consolidated financial statements.
(b)	Fees for audit-related services in 2009 related to Sarbanes Oxley compliance work plus review of net asset valuation. Fees for audit-related services in 2008 related to registration statement consents and additional audit procedures on our investment in the Mill Run LLC (see Note 4 of notes to consolidated financial statements).
(c)	There were no fees for tax services billed in 2009 and 2008.
(d)	Fees under all other fees in 2009 and 2008 relate to a three year audit of Prime Outlet Acquisition Company (see Note 4 of notes to consolidated financial statements).

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2009.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended by Statement on Auditing Standards No. 90, Audit Committee Communications, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2009.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. The Company intends to achieve this goal primarily through investments in real estate properties.

The Company intends to acquire residential and commercial properties. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that the Company’s residential properties will be principally comprised of “Class B” multi-family complexes.

The following is descriptive of the Company’s investment objectives and policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, office, industrial and residential properties); both passive and active investments; and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.
•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.
•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.
•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.
•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

Financing Policies

The Company intends to utilize leverage to acquire its properties. The number of different properties the Company will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company intends to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company will have more funds available for investment in properties. This will allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s board of directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a minimum of seven to ten years prior to selling them. After seven to ten years, the Company’s board of directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the board of directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the board of directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.

Item 15. Exhibits and Financial Statement Schedules:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Exhibit No.	Description
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association
10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC

Exhibit No.	Description
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.

Exhibit No.	Description
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46#	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.
10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.
10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).
10.50###	Consolidated Financial Statements for 1407 Broadway Mezz II, LLC and Subsidiaries as of December 31, 2007.
10.51####	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52###	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53####	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54####	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55####	First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LLC
10.56####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.

Exhibit No.	Description
10.62(1)	Contribution Agreement, dated as of December 8, 2009, by and among Simon Property Group Inc, Simon Property Group, L.P, Marco Capital Acquisition, LLC, Lightstone Value Plus REIT, LP, Pro-DFJV Holdings LLC, Lightstone Holdings, LLC, Lightstone Prime, LLC, BRM, LLC, Lightstone Real Property Ventures Limited Liability Company, PR Lightstone Manager, LLC, Prime Outlets Acquisition Company LLC, and Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers

(1)	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.
*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007
+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007
#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.
###	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007.
####	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Quarterly Report on Form 10-Q For The Quarter Ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Date: March 31, 2010	By: /s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2010
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2010
/s/ Bruno de Vinck Bruno de Vinck	Director	March 31, 2010
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 31, 2010
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 31, 2010
/s/ George R. Whittemore George R. Whittemore	Director	March 31, 2010