Form 10-Q
period 2010-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-05-17
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2010, there were 31.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investment property:
Land	$44,828,406	$44,799,646
Building	183,181,666	183,330,499
Construction in progress	147,127	284,952
Gross investment property	228,157,199	228,415,097
Less accumulated depreciation	(12,855,566)	(11,602,988)
Net investment property	215,301,633	216,812,109
Investments in unconsolidated affiliated real estate entities	114,308,527	115,972,466
Investment in affiliate, at cost	6,297,995	7,658,337
Cash and cash equivalents	9,681,934	17,076,320
Marketable securities	736,277	840,877
Restricted escrows	2,927,113	2,034,774
Tenant accounts receivable (net of allowance for doubtful account of $191,921 and $189,639, respectively)	871,580	677,753
Other accounts receivable	5,419	23,182
Acquired in-place lease intangibles, net	533,237	609,487
Acquired above market lease intangibles, net	169,213	199,348
Deferred intangible leasing costs, net	334,510	377,687
Deferred leasing costs (net of accumulated amortization of $237,201 and $204,208 respectively)	697,535	584,973
Deferred financing costs (net of accumulated amortization of $952,216 and $949,475 respectively)	1,194,494	1,212,847
Interest receivable from related parties	1,114,167	1,886,449
Prepaid expenses and other assets	2,359,004	2,047,683
Assets held for sale (See Note 7)	61,824,739	61,549,584
Total Assets	$418,357,377	$429,563,876
Liabilities and Stockholders’ Equity
Mortgage payable	$217,161,826	$218,051,497
Accounts payable and accrued expenses	5,083,242	3,869,310
Due to sponsor	1,487,403	1,349,730
Loans due to affiliates (see Note 3)	2,493,466	—
Tenant allowances and deposits payable	940,682	946,420
Distributions payable	—	5,557,670
Prepaid rental revenues	764,663	767,334
Acquired below market lease intangibles, net	332,652	380,504
Liabilities held for sale (See Note 7)	27,497,492	27,431,060
Total Liabilities	255,761,426	258,353,525
Commitments and contingencies (Note 16)
Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 31,838,066 and 31,528,353 shares issued and outstanding in 2010 and 2009, respectively	318,380	315,283
Additional paid-in-capital	283,634,895	280,763,558
Accumulated other comprehensive income	223,106	326,077
Accumulated distributions in excess of net loss	(159,312,348)	(149,702,633)
Total Company’s stockholder’s equity	124,864,033	131,702,285
Noncontrolling interests	37,731,918	39,508,066
Total Stockholders’ Equity	162,595,951	171,210,351
Total Liabilities and Stockholders’ Equity	$418,357,377	$429,563,876

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues:
Rental income	$7,209,964	$7,992,239
Tenant recovery income	743,927	808,248
Total revenues	7,953,891	8,800,487
Expenses:
Property operating expenses	3,312,348	3,371,790
Real estate taxes	992,156	995,450
Loss on property damaged	274,104	—
General and administrative costs	3,043,905	1,473,229
Depreciation and amortization	1,614,969	1,851,168
Total operating expenses	9,237,482	7,691,637
Operating (loss)/income	(1,283,591)	1,108,850
Other income, net	123,510	176,558
Interest income	1,084,823	1,088,532
Interest expense	(3,119,398)	(3,115,136)
Income/(loss) from investments in unconsolidated affiliated real estate entities	(1,682,141)	108,936
Net loss from continuing operations	(4,876,797)	(632,260)
Net income/(loss) from discontinued operations	653,488	(126,044)
Net loss	(4,223,309)	(758,304)
Less: net loss attributable to noncontrolling interests	73,979	3,019
Net loss attributable to Company’s common shares	$(4,149,330)	$(755,285)
Basic and diluted net loss per Company’s common share
Continuing operations	$(0.15)	$(0.01)
Discontinued operations	0.02	(0.01)
Net loss per Company’s common share, basic and diluted	$(0.13)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	31,616,298	31,109,274

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Loss	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2009	—	$—	31,528,353	$315,283	$280,763,558	$326,077	$(149,702,633)	$39,508,066	$171,210,351
Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,149,330)	(73,979)	(4,223,309)
Unrealized loss on available for sale securities	—	—	—	—	—	(102,971)	—	(1,629)	(104,600)
Total comprehensive loss									(4,327,909)
Distributions declared	—	—	—	—	—	—	(5,460,385)	—	(5,460,385)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(1,700,540)	(1,700,540)
Redemption and cancellation of shares			(158,127)	(1,581)	(1,568,467)			—	(1,570,048)
Shares issued from distribution reinvestment program	—	—	467,840	4,678	4,439,804	—	—	—	4,444,482
BALANCE, March 31, 2010	—	$—	31,838,066	$318,380	$283,634,895	$223,106	$(159,312,348)	$37,731,918	$162,595,951

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,223,309)	$(758,304)
Less net income/(loss) – discontinued operations	653,488	(126,044)
Net loss from continuing operations	$(4,876,797)	$(632,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,512,633	1,755,834
Amortization of deferred financing costs	54,604	90,072
Amortization of deferred leasing costs	102,336	99,970
Amortization of above and below-market lease intangibles	(17,717)	(29,487)
Loss on property damaged	274,104	—
Equity in (income)/loss from investments in unconsolidated affiliated real estate entities	1,682,141	(108,936)
Provision for bad debts	48,431	329,212
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	505,726	506,557
(Decrease)/increase in tenant and other accounts receivable	(224,495)	275,841
Increase/(decrease) in tenant allowance and security deposits payable	33,608	(1,560)
Increase/(decrease) in accounts payable and accrued expenses	1,350,616	(1,246,448)
(Decrease)/increase in prepaid rents	(2,671)	5,139
Net cash provided by operating activities – continuing operations	442,519	1,043,934
Net cash provided by/(used in) operating activities – discontinued operations	795,516	(321,877)
Net cash provided by operating activities	1,238,035	722,057
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(454,856)	(23,719)
Redemption payments from investments in unconsolidated affiliate	1,360,342	616,666
Purchase of investment in unconsolidated affiliated real estate entity	(18,202)	(11,989,263)
Funding of restricted escrows	(892,338)	(319,558)
Net cash used in investing activities – continuing operations	(5,054)	(11,715,874)
Net cash used in investing activities – discontinued operations	(257,430)	(3,326,459)
Net cash used in investing activities	(262,484)	(15,042,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(889,671)	(213,128)
Payment of loan fees and expenses	(36,250)	(22,911)
Proceeds from loans due to affiliates	2,493,466	—
Redemption and cancellation of common stock	(1,570,048)	(1,142,132)
Proceeds from issuance of special general partnership units	—	6,982,534
Issuance of note receivable to noncontrolling interest	—	(1,657,708)
Distribution from/(contributions to) discontinued operations	600,000	(3,350,720)
Distributions paid to noncontrolling interests	(1,700,540)	(1,013,494)
Distributions paid to Company's common stockholders	(6,573,573)	(3,060,141)
Net cash used in financing activities – continuing operations	(7,676,616)	(3,477,700)
Net cash (used in)/provided by financing activities – discontinued operations	(693,321)	3,262,572
Net cash used in financing activities	(8,369,937)	(215,128)
Net change in cash and cash equivalents	(7,394,386)	(14,535,404)
Cash and cash equivalents, beginning of period	17,076,320	66,106,067
Cash and cash equivalents, end of period	$9,681,934	$51,570,663
Cash paid for interest	$2,891,585	$3,438,945
Distributions declared	$5,460,385	$10,812,810
Value of shares issued from distribution reinvestment program	$4,444,482	$2,387,444
Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$—	$55,988,411

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

As of March 31, 2010, on a collective basis, the Company either wholly owned or owned interests in 23 retail properties containing a total of approximately 7.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 9 multi-family properties containing a total of 2,593 units, 2 hotel properties containing a total of 290 rooms and 1 office property containing a total of approximately 1.1 million square feet of office space. All of its properties are located within the United States. As of March 31, 2010, the retail properties, the industrial properties, the multi-family properties and the office property were 93%, 63%, 90% and 75% occupied based on a weighted average basis, respectively. Its hotel properties’ average revenue per available room was $22 and occupancy was 60% for the three months ended March 31, 2010.

On December 8, 2009, the Company signed a definitive agreement to dispose of a substantial portion of its retail properties; its St. Augustine Outlet center plus its interests in its investments in Prime Outlets Acquisitions Company (“POAC”), which includes 18 retail properties and Mill Run, LLC (“Mill Run”), which includes 2 of its retail properties. Upon closing of the transaction, we are expecting to receive $245.7 million in total consideration before transaction expenses, of which approximately $200.0 million will be in the form of cash and the remaining in the form of equity which may not be available for sale until July 2013. The equity will be common units of the operating partnership of Simon Property Group.

We expect the transaction to be completed during mid to late 2010. At a meeting on May 13, 2010, the board of directors of the Company (the “Board”) made the decision to distribute proceeds to the shareholders equal to the estimated tax liability, if any, they would accrue from the transaction. Subject to change based on market conditions that may prevail when the transaction closes and the proceeds are received, the Board further determined to direct the reinvestment of the balance of the cash proceeds. In reaching its determination, the board considered that, in the event all proceeds were distributed, we would need to substantially reduce or eliminate our dividend to shareholders. The Board concluded that reinvesting a significant portion of the proceeds will allow the Company to take advantage of the current real estate environment and is consistent with our shareholders’ original expectation of being invested in our shares for seven to ten years.

During 2009, the Company decided to not make the required debt service payments of $0.2 million in the month of October and thereafter on the two loans collateralized by an apartment property located in North Carolina and one located in Florida. These two loans had an aggregate outstanding principal balance of $42.3 million as of March 31, 2010. The Company determined that future debt service payments on these two loans would no longer be economically beneficial to the Company based upon the current and expected future performance of the properties associated with these two loans. During the three months ended March 31, 2010, the Company has been notified by the lender that it will be foreclosing on these two properties. The foreclosure sale for one of the properties closed on April 13, 2010 and the other one was completed on May 12, 2010. As of March 31, 2010, these two properties are included in continuing operations and represent 788 of the 2,593 units of multi-family properties owned. See Note 8 for summary financial data related to these two properties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of March 31, 2010, the Company had a 98.4% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited condensed consolidated financial statements of and its Subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
Notes to Consolidated Financial Statements
(unaudited)

3. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Dates Acquired	Ownership %	March 31, 2010	December 31, 2009
Prime Outlets Acquistions Company (“POAC”)	March 30, 2009 & August 25, 2009	40.00%	$81,645,138	$84,291,011
Mill Run LLC (“Mill Run”)	June 26, 2008 & August 25, 2009	36.80%	30,903,572	29,809,641
1407 Broadway Mezz II LLC (“1407 Broadway”)	January 4, 2007	49.00%	1,759,817	1,871,814
Total Investments in unconsolidated affiliated real estate entities			$114,308,527	$115,972,466

Prime Outlets Acquisitions Company

As of March 31, 2010, the Operating Partnership owns a 40% membership interest in POAC (“POAC Interest”). The POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of The Lightstone Group, the Company’s sponsor, is the majority owner and manager of POAC. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.

As we have recorded this investment in accordance with the equity method of accounting, our portion of POAC’s total indebtedness of $1.2 billion as of March 31, 2010 is not included in our investment. In connection with the acquisition of the investment in POAC, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $15.4 million. In addition, we incurred other transactions fees associated with the acquisition of the POAC Interest of approximately $10.4 million.

On December 8, 2009, the REIT has entered into a definitive agreement to dispose of its retail outlet center interests that include St. Augustine outlet center and investments in Mill Run and POAC. See Note 1.

During March 2010, the Company entered a demand grid note to borrow up to $20 million from POAC. As of March 31, 2010, the Company has received loan proceeds from POAC associated with this demand grid note in the amount of $2.0 million. The loan bears interest at libor plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. The principal and interest on the loan is recorded in loans due to affiliates in the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

3. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the unaudited condensed income statement for POAC for the three months ended March 31, 2010 and the period March 30, 2009 through March 31, 2009:

	For the Three Months Ended March 31, 2010	For the Period March 30, 2009 to March 31, 2009
Revenue	$45,402,236	$985,637
Property operating expenses	19,936,230	526,651
Depreciation and amortization	9,305,553	155,321
Operating income	16,160,453	303,665
Interest expense and other, net	(14,223,152)	(270,393)
Net income	$1,937,301	$33,272
Company’s share of net income	$774,920	$8,318
Additional depreciation and amortization expense(1)	(3,438,996)	—
Company’s (loss)/income from investment	$(2,664,076)	$8,318

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

The following table represents the unaudited condensed balance sheet for POAC as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010	As of December 31, 2009
Real estate, at cost (net)	$751,629,420	$757,385,791
Intangible assets	10,602,030	11,384,965
Cash and restricted cash	30,937,510	44,891,427
Other assets	63,481,595	59,050,970
Total Assets	$856,650,555	$872,713,153
Mortgage payable	$1,179,432,145	$1,183,285,466
Other liabilities	32,300,873	46,447,451
Member capital	(355,082,463)	(357,019,764)
Total liabilities and members’ capital	$856,650,555	$872,713,153

Mill Run Interest

As of March 31, 2010, our operating partnership owns a 36.8% membership interest in Mill Run (“Mill Run Interest”). The Mill Run Interest includes Class A and B membership shares and is a non-managing interest, with consent rights with respect to certain major decisions. Our sponsor is the managing member and owns 55% of Mill Run. Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

As the Company has recorded this investment in accordance with the equity method of accounting, our portion of Mill Run’s total indebtedness of $259.7 million as March 31, 2010 is not included in the Company’s investment. In connection with the acquisition of the investment in Mill Run, our advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $3.6 million plus we incurred other transactions fees of $2.9 million.

On December 8, 2009, the REIT has entered into a definitive agreement to dispose of its retail outlet center interests that include St. Augustine outlet center and investments in Mill Run and POAC. See Note 1.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

3. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

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

The following table represents the unaudited condensed income statement for Mill Run for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$11,895,434	$10,643,752
Property operating expenses	3,051,084	3,420,971
Depreciation and amortization	3,041,241	2,361,153
Operating income	5,803,109	4,861,628
Interest expense and other, net	(1,631,904)	(1,949,080)
Net income	$4,171,205	$2,912,548
Company’s share of net income	$1,535,003	$656,488
Additional depreciation and amortization expense(1)	(441,072)	(239,870)
Company’s income from investment	$1,093,931	$416,618

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

The following table represents the unaudited condensed balance sheet for Mill Run as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010	As of December 31, 2009
Real estate, at cost (net)	$254,465,778	$257,274,810
Intangible assets	615,933	644,421
Cash and restricted cash	7,968,668	6,410,480
Other assets	9,815,071	9,755,013
Total Assets	$272,865,450	$274,084,724
Mortgage payable	$259,695,763	$265,195,763
Other liabilities	22,376,970	22,267,449
Member capital	(9,207,283)	(13,378,488)
Total liabilities and members’ capital	$272,865,450	$274,084,724

1407 Broadway

As of March 31, 2010, the Company has a 49% ownership in 1407 Broadway. Earnings for each investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

3. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

During March 2010, the Company entered a demand grid note to borrow up to $20 million from 1407 Broadway. As of March 31, 2010, the Company has received loan proceeds from the 1407 Broadway associated with this demand grid note in the amount of $0.5 million. The loan bears interest at libor plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. The principal and interest on the loan is recorded in loans due to affiliates in the consolidated balance sheets.

1407 Broadway Financial

The following table represents the condensed income statement derived from unaudited financial statements for 1407 Broadway for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Total Revenue	$8,861,739	$9,607,521
Property operating expenses	6,478,568	6,968,759
Depreciation & Amortization	1,542,768	2,165,622
Operating income	840,403	473,140
Interest Expense and other, net	(1,068,967)	(1,118,037)
Net operating loss	$(228,564)	$(644,897)
Company’s share of net operating loss (49%)	$(111,996)	$(316,000)

The following table represents the condensed balance sheet derived from unaudited financial statements for 1407 Broadway as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010	As of December 31, 2009
Real estate, at cost (net)	$111,553,892	$111,803,186
Intangible assets	1,622,121	1,845,941
Cash and restricted cash	13,228,029	10,226,017
Other assets	12,181,544	11,887,040
Total Assets	$138,585,586	$135,762,184
Mortgage payable	$121,521,030	$116,796,263
Other liabilities	13,483,401	15,156,202
Member capital	3,581,155	3,809,719
Total liabilities and members’ capital	$138,585,586	$135,762,184

Debt Compliance for Investments in Unconsolidated Affiliated Real Estate Entities

The debt agreements of the unconsolidated affiliated real estate entities, which the Company has an equity investment in, are subject to various financial and reporting covenants and requirements. Noncompliance with these requirements could constitute an event of default, which could allow the lenders to accelerate the repayment of the loan, or to exercise other remedies. Although all of these real estate entities are current on payment of their respective debt obligations as of March 31, 2010, certain of these entities have instances of noncompliance with other requirements stipulated by their applicable debt agreements. These noncompliance issues do not constitute an event of default until the borrower is notified by the lender. In certain cases, the borrower has an ability to cure the noncompliance within a specified period. To date, these entities have not been notified by the lenders. Should the lender take action to exercise its remedies, it could have an unfavorable impact on these entities’ cash flows and rights as owner of any investment holdings in the underlying property. Management believes that these entities will satisfactorily resolve these matters with the applicable lender for each instance where noncompliance has occurred.

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $0.1 million at March 31, 2010 and at December 31, 2009, and are included in interest receivable from related parties in the consolidated balance sheets. Through March 31, 2010, the Company received redemption payments from PAF of $4.7 million, of which $1.4 million was received during the three months ended March 31, 2010. As of March 31, 2010, the Company’s investment in PAF is $6.3 million and is included in investment in affiliate, at cost in the consolidated balance sheets.

5. Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at March 31, 2010 and December 31, 2009:

	As of March 31, 2010			As of December 31, 2009
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Equity Securities, primarily REITs	466,142	270,135	736,277	466,142	374,735	840,877
Total Marketable Securities – available for sale	$466,142	$270,135	$736,277	$466,142	$374,735	$840,877

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
(unaudited)

5. Marketable Securities and Fair Value Measurements  – (continued)

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2010 are as follows:

	Fair Value Measurement Using
As of March 31, 2010	Level 1	Level 2	Level 3	Total
Equity Securities, primiarily REITs	736,277	$—	$—	$736,277
Total Marketable securities – available for sale	$736,277	$—	$—	$736,277

Assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:

	Fair Value Measurement Using
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities, primiarily REITs	840,877	$—	$—	$840,877
Total Marketable securities – available for sale	$840,877	$—	$—	$840,877

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6. Intangible Assets

At March 31, 2010, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of March 31, 2010 and December 31, 2009:

	At March 31, 2010			At December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired in-place lease intangibles	$1,938,968	$(1,405,731)	$533,237	$2,115,335	$(1,505,848)	$609,487
Acquired above market lease intangibles	687,686	(518,473)	169,213	841,475	(642,127)	199,348
Deferred intangible leasing costs	1,080,475	(745,965)	334,510	1,161,392	(783,705)	377,687
Acquired below market lease intangibles	(1,165,900)	833,248	(332,652)	(1,614,988)	1,234,484	(380,504)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

6. Intangible Assets  – (continued)

During the three months ended March 31, 2010, the Company wrote off fully amortized acquired intangible assets of approximately $0.9 million resulting in a reduction of cost and accumulated amortization of intangible assets at March 31, 2010 compared to the December 31, 2009. There were no additions during the three months ended March 31, 2010.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at March 31, 2010:

Amortization expense/(benefit) of:	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Acquired above market lease value	$44,285	$39,231	$23,379	$14,425	$14,425	$33,468	$169,213
Acquired below market lease value	(76,133)	(82,669)	(44,748)	(43,462)	(42,819)	(42,821)	(332,652)
Projected future net rental income increase	$(31,848)	$(43,438)	$(21,369)	$(29,037)	$(28,394)	$(9,353)	$(163,439)

Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statement of operations was $17,717 and $29,487 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at March 31, 2010:

Amortization expense of:	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Acquired in-place leases value	$123,049	$104,441	$71,444	$65,790	$65,565	$102,948	$533,237
Deferred intangible leasing costs value	78,547	$70,973	$44,209	$39,247	$38,922	$62,612	334,510
Projected future amortization expense	$201,596	$175,414	$115,653	$105,037	$104,487	$165,560	$867,747

Actual total amortization expense included in depreciation and amortization expense in our consolidated statement of operations was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

7. Assets and Liabilities Held for Sale and Discontinued Operations

On December 8, 2009, the Company signed a definitive agreement to sell its St. Augustine Outlet center (“St. Augustine”) as part of an agreement to dispose of its interests in its investments in POAC and Mill Run. See Note 1 for further discussion. The Company expects the transaction to be completed during 2010. The St. Augustine assets and liabilities meet the criteria for classification as held for sale and discontinued operations. To date, the Company has not recorded an impairment charge related to the expected sale as the St. Augustine’s net asset carrying value plus the Company’s carrying value of the investments in POAC and Mill Run are lower than the expected proceeds, after consideration of debt to be assumed by buyer.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

7. Assets and Liabilities Held for Sale and Discontinued Operations  – (continued)

The following summary presents the operating results of St. Augustine included in discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$1,699,951	$1,653,612
Expenses:
Property operating expense	651,836	641,298
Real estate taxes	128,064	132,337
General and administrative costs	6,829	27,626
Depreciation and amortization	—	561,286
Total operating expense	786,729	1,362,547
Operating income	913,222	291,065
Other income, net	139,006	2,056
Interest income	2,480	2,969
Interest expense	(401,220)	(422,134)
Net income/(loss) loss from discontinued operations	$653,488	$(126,044)

Cash flows generated from discontinued operations are presented separately on the Company’s Consolidated Statements of Cash Flows.

The following summary presents the major components of assets and liabilities held for sale as of March 31, 2010 and December 31, 2009.

	As of
	March 31, 2010	December 31, 2009
Net investment property	$55,796,597	$55,787,190
Intangible assets, net	827,010	801,818
Restricted escrows	4,205,413	4,015,945
Other assets	995,719	944,631
Total assets	$61,824,739	$61,549,584
Mortgage payable	$26,306,838	$26,400,159
Other liabilities	1,190,654	1,030,901
Total liabilities	$27,497,492	$27,431,060

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

8. Assets and Liabilities of Properties in Foreclosure

During the three months ended March 31, 2010, two of the Company’s multifamily properties were part of foreclosure proceedings as a result of the properties being in default on their debt at the end of 2009. During 2009, the Company decided to not make the required debt service payments of $0.2 million in the month of October and thereafter on the two loans collateralized by an apartment property located in North Carolina and one located in Florida. These two loans had an aggregate outstanding principal balance of $42.3 million as of March 31, 2010. The Company determined that future debt service payments on these two loans would no longer be economically beneficial to the Company based upon the current and expected future performance of the properties associated with these two loans. The foreclosure sale for one of the properties closed on April 13, 2010 and the other one was completed on May 12, 2010. As of March 31, 2010, these two properties are included in continuing operations and once disposed of will be removed from continuing operations and reported as discontinued operations. The Company during 2009 recorded an asset impairment charge of $26.0 million associated with these properties. During the three months ended March 31, 2010, no additional impairment charge has been recorded as the net book values of the assets are not greater than the current estimated fair market value.

The following summary presents the operating results of the two properties within the multifamily segment to be disposed of through foreclosure, which are included in continuing operations in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenue	$1,334,206	$1,383,310
Expenses:
Property operating expense	641,091	699,696
Real estate taxes	154,575	169,554
General and administrative costs	17,415	114,414
Depreciation and amortization	148,225	282,876
Total Operating expense	961,306	1,266,540
Operating income	372,900	116,770
Other income, net	(3,050)	49,038
Interest income	673	85
Interest expense	(595,091)	(595,091)
Net loss	$(224,568)	$(429,198)

The following summary presents the major components of the two properties within the multifamily segment to be disposed of through foreclosure which are included in continuing operations as of March 31, 2010 and December 31, 2009.

	As of
	March 31, 2010	December 31, 2009
Net investment property	$25,384,560	$25,514,160
Intangible assets, net	376,833	397,020
Cash and cash equivalents	800,190	398,765
Restricted escrows	468,939	167,953
Other assets	159,702	203,225
Total assets	$27,190,224	$26,681,123
Mortgage payable	$42,272,300	$42,272,300
Other liabilities	1,970,615	1,231,050
Total liabilities	$44,242,915	$43,503,350

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

9. Mortgages Payable

Mortgages payable, totaling approximately $217.2 million at March 31, 2010 and $218.1 million at December 31, 2009 consists of the following:

	Interest Rate	Weighted Avg Interest Rate as March 31, 2010	Maturity Date	Amount Due at Maturity	Loan Amount as of
Property					March 31, 2010	December 31, 2009
Southeastern Michigan Multi Family Properties	5.96%	5.96%	July 2016	$38,138,605	$40,725,000	$40,725,000
Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels	LIBOR + 4.50%	4.80%	April 2011	9,008,750	10,062,500	10,193,750
Brazos Crossing Power Center	Greater of LIBOR +3.50% or 6.75%	6.75%	December 2011	6,385,788	6,580,526	7,338,947
Camden Multi Family Properties – (Three Individual Loans)	5.44%	5.44%	December 2014	34,983,514	36,996,500	36,996,500
Total subtotal mortgage obligations		7.45%		163,656,779	174,889,526	175,779,197
Camden Multi Family Propertes – (Two Individual Loans) in default and foreclosure		5.44%	Current	42,272,300	42,272,300	42,272,300
Total mortgage obligations		6.96%		$205,929,079	$217,161,826	$218,051,497

LIBOR at March 31, 2010 was 0.2486%. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the mortgage payable maturing during the next five years and thereafter at March 31, 2010 including St. Augustine’s debt of $26.3 million reported in liabilities held for sale in the Consolidated Balance Sheets:

Remainder of 2010(1)	2011	2012	2013	2014	Thereafter	Total
$43,548,637	$16,676,569	$2,213,555	$2,501,237	$37,584,958	$140,943,708	$243,468,664

(1)	The amount due in 2010 of $43.5 million includes the principal balance of $42.3 million associated with two loans within the Camden portfolio that are in default status.

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $2.9 million were held in restricted escrow accounts at March 31, 2010. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required. Of the $2.9 million in restricted escrows as of March 31, 2010, $0.5 million was directly held by the lender for two of the Camden properties (See discussion below). Our mortgage debt also contains clauses providing for prepayment penalties.

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 — Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2010 and during April 2010 has been subsequently amended and extended to mature April 16, 2011. As part of the April 2010 amendment, the Company made a

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

9. Mortgages Payable  – (continued)

lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011. The mortgage loan is secured by the Hotels and 35% of the obligation is guaranteed by the Company.

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

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million (the “Loans”). The Loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The Loans require monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014, at which time a balance of approximately $75.0 million will be due. During October 2009, the Company decided to not make its required debt service payments of $0.2 million on two of these five loans, which had an outstanding principal balance of $42.3 million as of December 31, 2009. The Company determined that future debt service payments on these loans would no longer be economically beneficial to the Company based upon the current and expected future performance of the locations associated with these two loans. During the first quarter of 2010, the Company has been notified by the lender that it will be foreclosing on these two properties. The foreclosure sale for one of the properties was completed on April 13, 2010 and the other one was completed on May 12, 2010. Through March 31, 2010, the Company has not recorded any potential prepayment penalties that it may be assessed by the lender as the Company believes that the payment of this potential liability is remote.

10. Distributions and Share Redemption Plan

Distributions

The Board of Directors of the Lightstone REIT declared a dividend for each quarter in since 2006. The distributions have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

On March 2, 2010, the Company declared a distribution for the three-month period ending March 31, 2010 of $5.5 million. The distribution was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution was paid in full on March 30, 2010 using a combination of cash ($3.4 million) and shares ($2.1 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

10. Distributions and Share Redemption Plan  – (continued)

Share Redemption Plans

Effective March 2, 2010, the Board voted to temporarily suspend future share redemptions under the Share Redemption Plan. The Board will revisit this decision when the previously announced disposition of retail outlet assets transaction closes and anticipates that after that time it will resume redeeming shares during the second half of 2010.

11. Net Loss per Share

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. As of March 31, 2010, the Company has 27,000 options issued and outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss. The 27,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net loss attributable to Company’s common shares.

12. Noncontrolling Interests

The noncontrolling interests of the Company hold shares in the Operating Partnership. These shares include SLP units, limited partner units, Series A Preferred Units and Common Units.

Distributions

During the three months ended March 31, 2010, the Company paid distributions to noncontrolling interests of $1.7 million. In addition, as of March 31, 2010, the total distributions declared and not paid to noncontrolling interests was $1.7 million, which were subsequently paid on April 15, 2010.

Note Receivable due from Noncontrolling Interests

In connection with the contribution of the Mill Run and POAC membership interests, the Company made loans to Arbor Mill Run JRM, LLC (“Arbor JRM”), Arbor National, LLC CJ (“Arbor CJ”), AR Prime Holding, LLC (“AR Prime”), Central Jersey, LLC (“TRAC”), Central Jersey Holdings II, LLC (“Central Jersey”), and JT Prime, LLC (“JT Prime”) (collectively, “Noncontrolling Interest Borrowers”) in the aggregate principal amount of $88.5 million (the “Noncontrolling Interest Loans”). These loans are payable semi-annually and accrue interest at an annual rate of 4%. The loans mature through September 2017 and contain customary events of default and default remedies. The loans require the Noncontrolling Interest Borrowers to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership. The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run and the POAC membership interests, as such these loans are classified as a reduction to noncontrolling interests in the consolidated balance sheets.

Accrued interest related to these loans totaled $1.1 million and $1.8 million at March 31, 2010 and December 31, 2009 and are included in interest receivable from related parties in the consolidated balance sheets.

Noncontrolling Interest of Subsidiary within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run, see Note 4). On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC, a Delaware limited liability

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

12. Noncontrolling Interests  – (continued)

company (“PRO”) in exchange for a 99.99% managing membership interest in PRO. In addition, Lightstone REIT contributed $2,900 cash for a 0.01% non- managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of PRO, the 19.17% profit membership interest will not receive any distributions until the Operating Partnership and Lightstone REIT receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions to $6.9 million. Any remaining distributions shall be split between the three members in proportion to their profit interests.

13. Related Party Transactions

The Lightstone REIT has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Lightstone REIT’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The Lightstone REIT pursuant to the related party arrangements has recorded the following amounts the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)
Acquisition fees	$—	$9,778,760
Asset management fees	1,452,809	660,430
Property management fees	434,476	459,556
Acquisition expenses reimbursed to Advisor	—	902,753
Development fees and leasing commissions	84,821	100,192
Total	$1,972,106	$11,901,691

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the three months ended March 31, 2010, distributions of $0.5 million were declared and distributions of $0.5 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through March 31, 2010, cumulative distributions declared were $4.9 million, of which $4.4 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through March 31, 2010 and will always be subordinated until stockholders receive a stated preferred return.

See Notes 3, 4 and 12 for other related party transactions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

14. Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of March 31, 2010 was approximately $237.1 million, which includes $26.0 million related to St. Augustine debt classified as liabilities held for sale compared to the book value of approximately $243.5 million, including $26.3 million related to St. Augustine. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $25.6 million related to St. Augustine debt classified as liabilities held for sale compared to the book value of approximately $244.5 million, including $26.4 related to St. Augustine. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

15. Segment Information

The Company currently operates in four business segments as of March 31, 2010: (i) retail real estate, (ii) residential multifamily real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2010 and 2009 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2010 and December 31, 2009. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2009 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2010 and 2009, and total assets as of March 31, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2010
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$1,050,949	$4,563,564	$1,761,906	$577,472	$—	$7,953,891
Property operating expenses	144,099	2,238,643	495,575	433,925	106	3,312,348
Real estate taxes	173,423	511,112	233,526	74,095	—	992,156
General and administrative costs	(1,813)	45,651	6,172	3,982	2,989,913	3,043,905
Net operating income (loss)	735,240	1,768,158	1,026,633	65,470	(2,990,019)	605,482
Depreciation and amortization	321,210	560,869	608,085	124,805	—	1,614,969
Loss of property damaged	—	300,000	(25,896)	—	—	274,104
Operating income (loss)	$414,030	$907,289	$444,444	$(59,335)	$(2,990,019)	$(1,283,591)
As of March 31, 2010:
Total Assets	$101,370,402	$97,422,425	$71,735,677	$17,835,030	$129,993,843	$418,357,377

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

15. Segment Information  – (continued)

	For the Three Months Ended March 31, 2009
	(unaudited)
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$1,119,917	$4,851,671	$1,888,638	$940,261	$—	$8,800,487
Property operating expenses	138,438	2,397,053	397,721	438,578	—	3,371,790
Real estate taxes	181,623	520,928	233,212	59,687	—	995,450
General and administrative costs	60,617	274,458	9,349	(3,951)	1,132,756	1,473,229
Net operating income (loss)	739,239	1,659,232	1,248,356	445,947	(1,132,756)	2,960,018
Depreciation and amortization	352,142	755,530	628,378	114,841	277	1,851,168
Operating income (loss)	$387,097	$903,702	$619,978	$331,106	$(1,133,033)	$1,108,850
As of December 31, 2009:
Total Assets	$101,842,972	$97,733,447	$72,032,250	$18,043,757	$139,911,450	$429,563,876

16. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed. Counsel for the Lightstone REIT made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney. Mr. Gould has filed an appeal of the decision dismissing his case, which is pending. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the unaudited consolidated financial statements.

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
(unaudited)

16. Commitments and Contingencies  – (continued)

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

Tax Protection Agreement

In connection with the contribution of the Mill Run Interest (see Note 3) and the POAC Interest (See Note 3), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under these Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

16. Commitments and Contingencies  – (continued)

approximately $95.7 million. The Company has not recorded a liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of March 31, 2010.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT” or “Company”) has acquired and operates commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties are principally comprised of “Class B” multi-family complexes.

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

As a result of the current environment and the direct impact it is having to certain properties, in 2009, we determined that future debt service payments on two loans in our multifamily portfolio would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these two loans. During the first quarter of 2010, we were notified by the lender that it will be foreclosing on these two properties. The foreclosure sale for one of the properties was completed on April 13, 2010 and the other one was completed on May 12, 2010. Upon extinguishment of the debt associated with these properties under foreclosure, we will realize a gain at that time based upon the difference between the recorded fair value of the assets and the debt obligations outstanding. See Notes 8 of the notes to the consolidated financial statements.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2010	Annualized Revenues based on rents at March 31, 2010
Wholly-Owned Real Estate Properties:
Retail
Wholly-owned:
St. Augustine Outlet Mall(1)	St. Augustine, FL	1998	337,732	82.7%	$4.1 million
Oakview Power Center	Omaha, NE	1999 – 2005	177,103	99.3%	$2.3 million
Brazos Crossing Power Center	Lake Jackson, TX	2007 – 2008	61,213	100.0%	$0.8 million
	Subtotal wholly-owned		576,048	89.7%
Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center(1)	Orlando, FL	1991 – 2008	978,741	94.6%	$28.1 million
Prime Outlets Acquisition Company(1) (18 retail outlet malls)	Various		6,393,833	92.5%	$118.9 million
	Subtotal unconsolidated affiliated real estate entities		7,372,574	92.8%
		Retail Total	7,948,622	92.6%
Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980 – 2000	339,700	80.7%	$3.0 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982 – 1986	484,255	60.4%	$1.4 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985 – 1987	182,792	94.4%	$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,987	26.3%	$0.1 million
		Industrial Total	1,283,734	63.2%

Residential:	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2010	Annualized Revenues based on rents at March 31, 2010
Michigan Apt’s (Four Multi-Family Apartment Buildings)	Southeast MI	1965 – 1972	1,017	86.6%	$7.4 million
Southeast Apt’s (Three Multi-Family Apartment Buildings)	Greensboro/Charlotte, NC	1980 – 1987	788	91.2%	$5.2 million
	Residential Total before buildings in foreclosure		1,805	88.6%
Southeast Apt’s (Two Multi-Family Apartment Buildings)- in foreclosure(2)	Greensboro, NC & Tampa, FL	1980 – 1987	788	91.8%	$5.8 million
		Residential Total	2,593	89.5%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Period Ended March 31, 2010	Revenue per Available Room through March 31, 2010
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	26,190	59.8%	$22.05

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2010	Annualized Revenues based on rents at March 31, 2010
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	75.2%	$30.7 million

(1)	St. Augustine as of December 31, 2009 has been classified as assets held for sale and discontinued operations as the Company has signed a definitive agreement to sell St. Augustine along with its investments in POAC and Mill Run. See Notes 1 and 7 of notes to consolidated financial statements.
(2)	See Note 8 of notes to consolidated financial statement for discussion of foreclosure sales.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

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

For the Three Months Ended March 31, 2010 vs. March 31, 2009

Consolidated

Revenues

Total revenues decreased by $0.8 million to $8.0 million for the three months ended March 31, 2010 compared to $8.8 million for the three months ended March 31, 2009. The decrease is primarily due to a decline in our multifamily segment of $0.3 million as a result of an increase in rent concessions, as well as, a decline in our hospitality segment of $0.4 million due to overall lower demand and higher long terms stays which earn a lower rate per room.

Property operating expenses

Property operating expenses decreased by $0.1 million to approximately $3.3 million, for the three months ended March 31, 2010, compared to $3.4 million for the same period in 2009 primarily as a result of decrease in utilities within our hospitality segment due to a reduction in occupancy.

Real estate taxes

Real estate taxes were consistent at $1.0 million for the three months ended March 31, 2010 compared to the same period in 2009.

Loss on Property Damaged

Loss on property damaged of $0.3 million during the three months ended March 31, 2010 represents an estimated loss sustained at one of our multifamily segment properties as a result of a fire. Due to timing of processing the insurance claim and obtaining insurance approval of claim, the total estimated loss was recorded during three months ended March 31, 2010 without consideration of insurance proceeds. We expect that the once the insurance claim is processed, the total loss will approximate our deductible which is $50,000. The insurance recovery will be recorded once approved by our insurance carrier. During the three months ended March 31, 2009, we did not incur any loss on property damaged.

General and administrative expenses

General and administrative costs increased by $1.6 million to $3.0 million due to the following:

•	an increase of $0.8 million in asset management fees due to higher average asset values at March 31, 2010 compared to March 31, 2009 as a result of our investments in affiliates, Prime Outlet Acquisitions Company and Mill Run LLC, that we acquired during 2009;
•	an increase of $1.0 million in accounting, legal and consulting services due to additional audit fees incurred during the three months ended March 31, 2010 related to work performed on new investments in affiliates made during 2009 which were not part of the audit process for the three months ended March 31, 2009.

These increases are offset by a decline of $0.3 million in bad debt expense predominately within our multifamily residential properties.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.2 million to $1.6 million for the three months ended March 31, 2010 compared to same period in 2009 primarily due to a reduction in the depreciable asset base as a result of the impairment charges recorded during 2009 in our multifamily and retail segments.

Other income, net

Interest income was relatively flat for the three months ended March 31, 2010 compared to the same period in 2009.

Interest Income

Interest income was consistent at $1.1 million for the three months ended March 31, 2010 compared to the same period in 2009.

Interest expense

Interest expense, including amortization of deferred financing costs, was consistent at $3.1 million for the three months ended March 31, 2010 compared to the same period in 2009.

Income/(loss) from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated real estate entities for the three months ended March 31, 2010 was $1.7 million compared to income of $0.1 million during the three months ended March 31, 2009. This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC. The majority of the change of $1.8 million represents the additional depreciation expense recorded of $3.9 million associated with the difference in our cost of these investments in excess of their historical net book values during the period in 2010 compared to 2009 primarily related to timing of acquisitions. We owned 25% of POAC beginning on March 30, 2009 and 22.54% of Mill Run during the three months ended March 31, 2009. During the three months ended March 31, 2010, we owned 40% of POAC and 36.8% of Mill Run. Offsetting this additional charge is a higher amount of income of $1.7 million allocated to us from our Mill Run and POAC investments compared to 2009 primarily due to timing of acquisitions as well as increased revenue at Mill Run.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners.

Segment Results of Operations for the Three Months Ended March 31, 2010 compared to March 31, 2009

Retail Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31, 2010	March 31, 2009	$	%
	(unaudited)
Revenue	$1,050,949	$1,119,917	$(68,968)	-6.2%
NOI	735,240	739,239	(3,999)	-0.5%
Average Occupancy Rate for period	99.5%	99.5%		0.0%

Revenue and NOI were relatively flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, based upon consistent average occupancy for each of the years.

Multi Family Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31, 2010	March 31, 2009	$	%
	(unaudited)
Revenue	$4,563,564	$4,851,671	$(288,107)	-5.9%
NOI	1,768,158	1,659,232	108,926	6.6%
Average Occupancy Rate for period	89.5%	89.3%		0.2%

Revenue decreased by $0.3 million to $4.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The continued impact of the current economic environment is negatively impacting this segment. In order to assist current tenants and to attract new tenants, we have increased rent abatements during the three months ended March 31, 2010 compared to the same period in 2009. The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.2 million.

Net operating income increased by $0.1 million to $1.8 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. The increase is a result of lower bad debt expense of $0.2 million offset slightly by the decrease in revenue.

Industrial Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31, 2010	March 31, 2009	$	%
	(unaudited)
Revenue	$1,761,906	$1,888,638	$(126,732)	-6.7%
NOI	1,026,633	1,248,356	(221,723)	-17.8%
Average Occupancy Rate for period	62.8%	66.4%		-5.4%

Revenue decreased slightly by $0.1 million to $1.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of a decline in the average occupancy rate due to turnover in small business tenants. A portion of the tenant base in this portfolio is small businesses, which are currently being negatively impacted by the current economic environment.

Net operating income decreased by $0.2 million to $1.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease is due to the reduction in revenue as well as an increase in repair and maintenance costs associated with roof repairs during the current period, which did not occur in same period in 2009.

Hospitality

	For the Three Months Ended		Variance Increase/(Decrease)
	March 31, 2010	March 31, 2009	$	%
	(unaudited)
Revenue	$577,472	$940,261	$(362,789)	-38.6%
NOI	65,470	445,947	(380,477)	-85.3%
Average Occupancy Rate for period	59.8%	67.1%		-10.9%
Average Revenue per Available Room for period	$22.05	$35.41	$(13.00)	-36.7%

Revenue decreased by $0.4 million to $0.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is driven by a combination of lower occupancy during the period and the lower average revenue per available room (“Rev PAR”). Occupancy was lower due to the lower demand in the overall lodging industry as a result of reduced business and leisure travel. In addition, one of the hotels in our segment had a hot water maintenance problem which impacted the number of stays during the period. The average Rev PAR during three months ended March 31, 2010 was lower due to the Hospitality segment had a higher percentage of rooms occupied under longer term stays which typically earn a lower rate than short term stays compared to a year ago.

Net operating income decreased by $0.4 million to $0.1 million for the three months ended March 31, 2010 compared to the same period in 2009 as a result of the decrease in revenue.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue and borrowing are our principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and proceeds from our dividend reinvestment plan and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $243.5 million of outstanding mortgage debt, which includes $26.3 million related to St. Augustine outlet center debt classified as liabilities held for sale. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2010, our total borrowings represented 134.9% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Any future properties that we may acquire may be funded through borrowings and/or expected proceeds from the disposition of certain of our retail assets (see note 1 for further discussion). These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

In addition to meeting working capital needs and distributions to our stockholders, our capital resources are used to make certain payments to our Advisor and our Property Manager, included payments related to asset acquisition fees and asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)
Acquisition fees	$—	$9,778,760
Asset management fees	1,452,809	660,430
Property management fees	434,476	459,556
Acquisition expenses reimbursed to Advisor	—	902,753
Development fees and leasing commissions	84,821	100,192
Total	$1,972,106	$11,901,691

As of March 31, 2010, we had approximately $9.7 million of cash and cash equivalents on hand and $0.7 million of marketable securities.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)
Cash flows provided by operating activities	$1,238,035	$722,057
Cash flows used in investing activities	(262,484)	(15,042,333)
Cash flows used in financing activities	(8,369,937)	(215,128)
Net change in cash and cash equivalents	(7,394,386)	(14,535,404)
Cash and cash equivalents, beginning of the period	17,076,320	66,106,067
Cash and cash equivalents, end of the period	$9,681,934	$51,570,663

During the three months ended March 31, 2010, our principal source of cash flow was derived from the operation of our rental properties. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

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

Operating activities

During the three months ended March 31, 2010, cash flows provided by operating activities was $1.2 million compared to cash provided by operating activities of $0.7 million during the three months ended March 31, 2009 resulting in a total change of $0.5 million. The change is primarily driven by timing of payments of payables offset by an increase in net loss, adjusted for non cash related items.

Investing activities

Cash used in investing activities for the three months ended March 31, 2010 of $0.3 million resulted primarily from capital additions of $0.5 million and an increase in restricted escrows of $0.9 million primarily due to timing of funding and payments of real estate taxes and insurance premiums. These are offset by redemptions payments related to our investment in affiliate, at cost of $1.4 million.

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

Financing activities

Cash used in financing activities of $8.4 million during the three months ended March 31, 2010 primarily related to the payments of distributions to common shareholders and noncontrolling interests of $8.3 million, $1.6 million of payments made for redemption of common shares and $0.9 million in mortgage payment including a lump sum payment of $0.7 million associated with the refinancing of our Brazos Crossing Power Center debt obligation. These are offset by $2.5 million of proceeds from loans from affiliates (see note 3 of notes to consolidated financial statements for further discussion).

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2010.

Contractual Obligations	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Mortgage Payable(1)	$43,548,637	$16,676,569	$2,213,555	$2,501,237	$37,584,958	$140,943,708	$243,468,664
Interest Payments(2)	8,803,534	11,285,303	10,686,907	10,517,067	10,366,782	15,163,524	66,823,117
Total Contractual Obligations	$52,352,171	$27,961,872	$12,900,462	$13,018,304	$47,951,740	$156,107,232	$310,291,781

(1)	These amounts represent mortgage payable obligations outstanding as of March 31, 2010, including $26.3 million related to St. Augustine debt classified within liabilities held for sale on our consolidated balance sheet. In addition, the amount due in 2010 of $43.5 million includes the principal balance of $42.3 million associated with the two of loans within the Camden portfolio that are in default status (see Notes 8 and 9 of notes to consolidated financial statements).

(2)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement including $9.4 million related to St. Augustine debt classified as held for sale and discontinued operations. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of March 31, 2010 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt. See Note 9 of notes to consolidate financial statement for discussion of two loans within the Camden portfolio which are in default as a result of nonpayment of debt service. The principal balance of these two loans of $42.3 million has been accelerated and is due immediately. We have reflected these loans as payments for 2010 based upon the default status. During the first quarter of 2010, we were notified by the lender of that their intent is to foreclose on these two properties. The foreclosure sale for one of the properties was completed on April 13, 2010 and the other one was completed on May 12, 2010.

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

Below is a reconciliation of net loss to FFO for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net loss	$(4,223,309)	$(758,304)
Adjustments:
Depreciation and amortization:		—
Depreciation and amortization of real estate assets	1,614,969	1,851,168
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	9,477,422	1,872,060
Loss on property damaged	274,104	—
Gain on disposal of investment property for unconsolidated affiliated real estate entities	(4,306)	(638)
Discontinued Operations:
Depreciation and amortization of real estate assets	—	561,286
FFO	$7,138,880	$3,525,572
Less: FFO attributable to noncontrolling interests	(111,202)	(14,036)
FFO attributable to Company’s common share	$7,027,678	$3,511,536
FFO per common share, basic and diluted	$0.22	$0.11
Weighted average number of common shares outstanding, basic and diluted	31,616,298	31,109,274

Below is the reconciliation of MFFO for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
FFO	$7,138,880	$3,525,572
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases(1)	(73,417)	(99,342)
Straight-line rent adjustment(2)	(873,963)	(82,570)
Total non cash adjustments	(947,380)	(181,912)
Other adjustments:
Acquisition/divestiture costs expensed(3)	767,955	—
MFFO	$6,959,455	$3,343,660
Less: MFFO attributable to noncontrolling interests	(108,407)	(13,312)
MFFO attributable to Company’s common share	$6,851,048	$3,330,348

(1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations of zero and zero; amortization from unconsolidated entities of $0.1 million and zero million; as well as, amortization from discontinued operations of zero and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
(2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations of $0.1 million and zero; straight-line rent from unconsolidated entities of $0.7 million and zero; as well as, straight-line rent from discontinued operations of $0.1 million and $0.1 million for the months ended March 31, 2010 and 2009, respectively.
(3)	Acquisitions/divestiture costs expenses for the three months ended March 31, 2010 include divestiture costs of $0.8 million associated from unconsolidated entities.

Sources of Distribution

The Board of Directors of the Lightstone REIT declared a distribution for each quarter in since 2006. The distributions have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

On March 2, 2010, the Company declared a distribution for the three-month period ending March 31, 2010 of $5.5 million. The distribution was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution was paid in full on March 30, 2010 using a combination of cash ($3.4 million) and shares ($2.1 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three months ended March 31, 2010 and 2009.

	Quarter ended March 31,	Quarter ended March 31,
Distribution period	Q1 2010	Q1 2009
Date distribution declared	March 2, 2010	March 30, 2009
Date distribution paid	March 30, 2010	April 15, 2009
Distributions Paid	$3,332,903	$3,052,890
Distributions Reinvested	2,127,482	2,312,335
Total Distributions	$5,460,385	$5,365,225
Source of distributions
Cash flows provided by operations	$1,238,035	$722,057
Proceeds from investment in affiliates and excess cash	2,094,868	—
Proceeds from issuance of common stock	2,127,482	4,643,168
Total Sources	$5,460,385	$5,365,225

The cash flows provided operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon MFFO. Based upon MFFO, for the three months ended March 31, 2010, 100% of our distributions to our common stockholders were funded or will be funded from MFFO. For the three months ended March 31, 2009, approximately 60% of our distributions to our common stockholder were funded with funds from MFFO.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2010, we did not have any other swap or derivative agreements outstanding.

We also hold equity securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2010, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.1 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at March 31, 2010, including $26.3 million related to St. Augustine debt classified as liabilities held for sale in the consolidated balance sheet:

	Remainder of 2010(1)	2011	2012	2013	2014	Thereafter	Total
Mortgage Payable	$43,548,637	16,676,569	2,213,555	2,501,237	37,584,958	140,943,708	$243,468,664

(1)	In addition, the amount due in 2010 of $43.5 million includes the principal balance of $42.3 million associated with the two loans within the Camden portfolio that are in default status (see Note 8 and 9 of notes to consolidated financial statements).

As of March 31, 2010, approximately $16.6 million, or 8%, of our debt are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage payable as of March 31, 2010 was approximately $237.1 million, which includes $26.0 million related to St. Augustine debt classified as liabilities held for sale compared to the book value of approximately $243.5 million, including $26.3 related to St. Augustine. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $25.6 million related to St. Augustine compared to the book value of approximately $244.5 million, including $26.4 related to St. Augustine.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2010, we had no off-balance sheet arrangements.

We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4 (T). CONTROLS AND PROCEDURES.

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

Effective March 2, 2010, our board of directors voted to temporarily suspend future share redemptions under the Share Redemption Plan. The board of directors will revisit this decision when the previously announced disposition of retail outlet assets transaction closes and anticipates that after that time it will resume redeeming shares during the second half of 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Date: May 17, 2010	By: /s/ David Lichtenstein David Lichtenstein Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2010	By: /s/ Donna Brandin Donna Brandin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)