Form 10-Q
period 2010-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-08-16
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No ☑

As of August 6, 2010, there were 31.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investment property:
Land	$50,410,265	$50,702,303
Building	206,807,213	211,668,479
Construction in progress	50,365	284,952
Gross investment property	257,267,843	262,655,734
Less accumulated depreciation	(13,666,330)	(15,570,596)
Net investment property	243,601,513	247,085,138
Investments in unconsolidated affiliated real estate entities	109,460,592	115,972,466
Investment in affiliate, at cost	5,672,996	7,658,337
Cash and cash equivalents	6,371,866	17,076,320
Marketable securities	160,278	840,877
Restricted escrows	7,222,269	5,882,766
Tenant accounts receivable (net of allowance for doubtful account of $305,697 and $298,389, respectively)	1,368,424	892,042

Other accounts receivable	5,419	23,182
Acquired in-place lease intangibles, net	495,438	641,487
Acquired above market lease intangibles, net	173,900	239,360
Deferred intangible leasing costs, net	318,398	406,275

Deferred leasing costs (net of accumulated amortization of $282,854 and $353,331 respectively)	1,479,432	1,137,052
Deferred financing costs (net of accumulated amortization of $947,491 and $862,357 respectively)	1,138,069	964,966
Interest receivable from related parties	1,992,525	1,886,449
Prepaid expenses and other assets	2,458,766	2,574,801
Assets disposed of (See Note 8)	-	26,282,358
Total Assets	$381,919,885	$429,563,876
Liabilities and Stockholders' Equity
Mortgage payable	$200,421,258	$202,179,356
Accounts payable and accrued expenses	3,450,035	3,154,371
Due to sponsor	1,408,264	1,349,730
Loans due to affiliates (see Note 3)	496,471	-
Tenant allowances and deposits payable	995,522	896,319
Distributions payable	-	5,557,670
Prepaid rental revenues	1,187,283	1,049,316
Acquired below market lease intangibles, net	486,150	663,414
Liabilities disposed of (See Note 8)	-	43,503,349
Total Liabilities	208,444,983	258,353,525

Commitments and contingencies (Note 17)
Stockholders' equity:
Company's Stockholders Equity:

Preferred shares, $1 Par value, 10,000,000 shares authorized, none outstanding	-	-

Common stock, $.01 par value; 60,000,000 shares authorized, 31,828,941 and 31,528,353 shares issued and outstanding in 2010 and 2009, respectively	318,289	315,283
Additional paid-in-capital	283,548,296	280,763,558
Accumulated other comprehensive income	12,245	326,077
Accumulated distributions in excess of net loss	(146,645,334)	(149,702,633)
Total Company's stockholder’s equity	137,233,496	131,702,285
Noncontrolling interests	36,241,406	39,508,066
Total Stockholders' Equity	173,474,902	171,210,351
Total Liabilities and Stockholders' Equity	$381,919,885	$429,563,876

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Rental income	$7,288,988	$8,014,770	$14,410,625	$15,896,815
Tenant recovery income	1,163,083	1,044,888	2,361,081	2,233,632
Total revenues	8,452,071	9,059,658	16,771,706	18,130,447

Expenses:
Property operating expenses	3,042,229	3,237,628	6,365,320	6,551,020
Real estate taxes	952,956	929,238	1,918,602	1,887,471
Loss on long-lived assets	1,149,574	-	1,423,678	-
General and administrative costs	2,228,253	2,311,515	5,261,572	3,697,957
Depreciation and amortization	1,412,846	2,176,023	2,879,590	4,305,601
Total operating expenses	8,785,858	8,654,404	17,848,762	16,442,049
Operating (loss)/income	(333,787)	405,254	(1,077,056)	1,688,398

Other income, net	99,672	142,345	365,238	271,920
Interest income	1,046,554	946,639	2,133,184	2,038,055
Interest expense	(3,047,598)	(3,024,107)	(5,973,125)	(5,966,286)
Gain/(loss) on sale of marketable secuirites	66,756	(843,896)	66,756	(843,896)
Other than temporary impairment - marketable securities	-	(3,373,716)	-	(3,373,716)
Loss from investments in unconsolidated affiliated real estate entities	(2,034,335)	(849,155)	(3,716,476)	(740,219)

Net loss from continuing operations	(4,202,738)	(6,596,636)	(8,201,479)	(6,925,744)

Net income/(loss) from discontinued operations	17,070,221	(397,906)	16,845,653	(827,102)

Net income/(loss)	12,867,483	(6,994,542)	8,644,174	(7,752,846)
Less: net (income)/loss attributable to noncontrolling interests	(200,469)	90,097	(126,490)	93,116
Net income/(loss) attributable to Company's common shares	$12,667,014	$(6,904,445)	$8,517,684	$(7,659,730)

Basic and diluted net income/(loss) per Company's common share
Continuing operations	$(0.14)	$(0.21)	$(0.26)	$(0.22)
Discontinued operations	0.54	(0.01)	0.53	(0.03)
Net income/(loss) per Company's common share, basic and diluted	$0.40	$(0.22)	$0.27	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	31,833,231	31,205,067	31,725,364	31,157,435

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE INCOME
(UNAUDITED)

						Accumulated
	Preferred Shares		Common Shares		Additional	Other	Accumulated
	Preferred		Common		Paid-In	Comprehensive	Distributions in	Total Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Excess of Net Income	Interests	Equity
BALANCE, December 31, 2009	-	$-	31,528,353	$315,283	$280,763,558	$326,077	$(149,702,633)	$39,508,066	$171,210,351

Comprehensive income:
Net income	-	-	-	-	-	-	8,517,684	126,490	8,644,174
Unrealized loss on available for sale securities	-	-	-	-	-	(181,133)	-	(2,866)	(183,999)
Reclassification adjustment for gain realized in net income						(132,699)		(2,101)	(134,800)
Total comprehensive income									8,325,375

Distributions declared	-	-	-	-	-	-	(5,460,385)	-	(5,460,385)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(3,388,183)	(3,388,183)
Redemption and cancellation of shares			(166,919)	(1,669)	(1,651,903)			-	(1,653,572)
Shares issued from distribution reinvestment program	-	-	467,507	4,675	4,436,641	-	-	-	4,441,316

BALANCE, June 30, 2010	-	$-	31,828,941	$318,289	$283,548,296	$12,245	$(146,645,334)	$36,241,406	$173,474,902

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$8,644,174	$(7,752,846)

Less net income/(loss) - discontinued operations	16,845,653	(827,102)
Net loss from continuing operations	$(8,201,479)	$(6,925,744)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,680,995	4,018,457
(Gain)/loss on sale of marketable securities	(66,756)	843,896
Realized loss on impairment of marketable securities	-	3,373,716
Amortization of deferred financing costs	142,664	153,727
Amortization of deferred leasing costs	198,595	287,144
Amortization of above and below-market lease intangibles	(28,956)	(206,906)
Loss on long-lived assets	1,423,678	-
Equity in loss from investments in unconsolidated affiliated real estate entities	3,716,476	740,219
Provision for bad debts	128,922	447,437
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	30,901	398,958
(Decrease)/increase in tenant and other accounts receivable	(587,541)	1,354,106
Increase/(decrease) in tenant allowance and security deposits payable	25,585	(24,024)
Increase/(decrease) in accounts payable and accrued expenses	393,288	(2,303,817)
Decrease in due to Sponsor	-	(1,127,514)
Increase in prepaid rents	137,967	137,668
Net cash (used in)/provided by operating activities - continuing operations	(5,661)	1,167,323
Net cash provided by operating activities - discontinued operations	1,168,701	561,046
Net cash provided by operating activities	1,163,040	1,728,369
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(984,046)	(5,809,110)
Proceeds from sale of marketable securities	428,556	5,521,106
Redemption payments from investment in affiliate	1,985,341	1,241,665
Purchase of investment in unconsolidated affiliated real estate entity	(21,325)	(12,859,177)
Funding of restricted escrows	(1,339,503)	(397,705)
Net cash provided by/(used in) investing activities - continuing operations	69,023	(12,303,221)
Net cash used in investing activities - discontinued operations	(1,541,121)	(559,388)
Net cash used in investing activities	(1,472,098)	(12,862,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(1,758,098)	(1,738,391)
Payment of loan fees and expenses	(329,100)	(22,911)
Proceeds from loans due to affiliates	3,310,295	-
Redemption and cancellation of common stock	(1,653,572)	(2,439,760)
Proceeds from issuance of special general partnership units	-	6,982,534
Issuance of note receivable to noncontrolling interest	-	(1,657,708)
Distribution received from discontinued operations	26,345	-
Distributions paid to noncontrolling interests	(3,388,183)	(1,775,233)
Distributions paid to Company's common stockholders	(6,576,738)	(6,113,030)
Net cash used in financing activities - continuing operations	(10,369,051)	(6,764,499)
Net cash used in financing activities - discontinued operations	(26,345)	-
Net cash used in financing activities	(10,395,396)	(6,764,499)
Net change in cash and cash equivalents	(10,704,454)	(17,898,739)
Cash and cash equivalents, beginning of period	17,076,320	66,106,067
Cash and cash equivalents, end of period	$6,371,866	$48,207,328

Cash paid for interest	$5,830,301	$7,026,597
Distributions declared	$5,460,385	$16,257,530
Value of shares issued from distribution reinvestment program	$4,441,316	$4,699,779
Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entity	$2,816,724	$-

Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$-	$55,988,411

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”). The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors and its Chief Executive Officer.

As of June 30, 2010, on a collective basis, the Company either wholly owned or owned interests in 23 retail properties containing a total of approximately 7.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family properties containing a total of 1,805 units, 2 hotel properties containing a total of 290 rooms and 1 office property containing a total of approximately 1.1 million square feet of office space.  All of its properties are located within the United States. As of June 30, 2010, the retail properties, the industrial properties, the multi-family properties and the office property were 93%, 61%, 89% and 76% occupied based on a weighted average basis, respectively. Its hotel properties’ average revenue per available room was $27 and occupancy was 70% for the six months ended June 30, 2010.

On December 8, 2009, the Company signed a definitive agreement to dispose of a substantial portion of its retail properties; its St. Augustine Outlet center plus its interests in its investments in Prime Outlets Acquisitions Company (“POAC”), which includes 18 retail properties and Mill Run, LLC (“Mill Run”), which includes 2 of its retail properties.  On June 28, 2010, the aforementioned definitive agreement was modified to remove St. Augustine from the terms of the agreement.  As result, St. Augustine no longer meets the criteria as held for sale (see note 7).   Upon closing of the transaction, the Company is expecting to receive $239.5 million in total consideration after transaction expenses, of which approximately $187.3 million will be in the form of cash and the remainder in the form of equity, which may not be available for sale until July 2013.  The equity will be interests that are exchangeable for common units of the operating partnership of Simon Property Group.

We expect the transaction to be completed during second half of 2010. At a meeting on May 13, 2010, the board of directors of the Company (the “Board”) made the decision to distribute proceeds to the shareholders equal to the estimated tax liability, if any, they would accrue from the transaction.  Subject to change based on market conditions that may prevail when the transaction closes and the proceeds are received, the Board further determined to direct the reinvestment of the balance of the cash proceeds.  In reaching its determination, the board considered that, in the event all proceeds were distributed, the Company would need to substantially reduce or eliminate the distribution to shareholders. The Board concluded that reinvesting a significant portion of the proceeds will allow the Company to take advantage of the current real estate environment and is consistent with our shareholders’ original expectation of being invested in the Company’s common shares for seven to ten years.

During the three months ended June 30, 2010, as a result of the Company defaulting on the debt related to two properties due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these two properties.  As a result of the foreclosure transactions, the debt associated with these two properties of $42.3 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital.   As of June 30, 2010, the Company no longer owns these two properties.  These two properties during the three and six months ended June 30, 2010 and 2009 have been classified as discontinued operations on a historical basis.  The transactions resulted in a gain on debt extinguishment of $17.2 million which is included in discontinued operations (see note 8).   Accordingly, the assets and liabilities of these two properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

During the three months ended June 30, 2010, the Company decided to not make the required debt service payments of $65,724 in the month of June and thereafter on a loan collateralized by an apartment property located in North Carolina, which represents 220 units of the 1,805 units owned in the multifamily segment.  This loan has an aggregate outstanding principal balance of $9.1 million as of June 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan.  See Notes 9 and 10.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2010, the Company had a 98.4% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of  the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited condensed consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

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
Notes to Consolidated Financial Statements
(unaudited)

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounted for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Dates Acquired	Ownership %	June 30, 2010	December 31, 2009
Prime Outlets Acquistions Company ("POAC")	March 30, 2009 & August 25, 2009	40.00%	$75,624,611	$84,291,011
Mill Run LLC ("Mill Run")	June 26, 2008 & August 25, 2009	36.80%	32,361,140	29,809,641
1407 Broadway Mezz II LLC ("1407 Broadway")	January 4, 2007	49.00%	1,474,840	1,871,814
Total Investments in unconsolidated affiliated real estate entities			$109,460,592	$115,972,466

Prime Outlets Acquisitions Company

As of June 30, 2010, the Operating Partnership owns a 40% membership interest in POAC (“POAC Interest”).  The POAC Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of POAC.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.

As the Company has recorded this investment in accordance with the equity method of accounting, its portion of POAC’s total indebtedness of $1.2 billion as of June 30, 2010 is not included in its investment.   In connection with the acquisition of the investment in POAC, the Company’s advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $15.4 million.  In addition, the Company incurred other transactions fees associated with the acquisition of the POAC Interest of approximately $10.4 million.

On December 8, 2009, the REIT has entered into a definitive agreement to dispose of its retail outlet center interests that include its investments in Mill Run and POAC.  See Note 1.

During March 2010, the Company entered a demand grid note to borrow up to $20 million from POAC.  During the quarters ended March 31, 2010 and June 30, 2010, the Company received loan proceeds from POAC associated with this demand grid note in the amount of $2.0 million and $0.8 million, respectively. The loan bears interest at libor plus 2.5%.  The principal and interest on this loan is due the earlier of February 28, 2020 or on demand.  On June 30, 2010, the principal balance of $2.8 million, together with accrued and unpaid interest of $16,724, was converted to be a distribution by POAC to the Company and is reflected as a reduction in the Company’s investment in POAC.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the unaudited condensed income statement for POAC for the three and six months ended June 30, 2010, the three months ended June 30, 2009 and the period March 30, 2009 through June 30, 2009:

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Period March 30, 2009 to June 30, 2009
Revenue	$46,412,723	$44,568,048	$91,814,959	$45,553,685

Property operating expenses	21,682,276	20,506,710	41,618,506	21,033,361
Depreciation and amortization	9,699,040	10,466,817	19,004,593	10,622,138
Operating income	15,031,407	13,594,521	31,191,860	13,898,186

Interest expense and other, net	(15,127,042)	(11,419,904)	(29,350,194)	(11,690,297)
Net income/(loss)	(95,635)	2,174,617	1,841,666	2,207,889
Company's share of net income/(loss)	(38,254)	543,654	736,666	551,972
Additional depreciation and amortization expense (1)	(3,168,672)	(1,860,000)	(6,607,668)	(1,860,000)
Company's loss from investment	$(3,206,926)	$(1,316,346)	$(5,871,002)	$(1,308,028)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

The following table represents the unaudited condensed balance sheet for POAC as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30, 2010	December 31, 2009

Real estate, at cost (net)	$746,914,904	$757,385,791
Intangible assets	9,581,304	11,384,965
Cash and restricted cash	39,652,802	44,891,427
Other assets	54,662,475	59,050,970
Total Assets	$850,811,485	$872,713,153

Mortgage payable	1,175,843,314	$1,183,285,466
Other liabilities	37,252,463	46,447,451
Member capital	(362,284,292)	(357,019,764)
Total liabilities and members' capital	$850,811,485	$872,713,153

Mill Run Interest

As of June 30, 2010, our operating partnership owns a 36.8% membership interest in Mill Run (“Mill Run Interest”).  The Mill Run Interest includes Class A and B membership shares and is a non-managing interest, with consent rights with respect to certain major decisions. The Company’s Sponsor is the managing member and owns 55% of Mill Run.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.

As the Company has recorded this investment in accordance with the equity method of accounting, its portion of Mill Run’s total indebtedness of $256.7 million as June 30, 2010 is not included in the Company’s investment.   In connection with the acquisition of the investment in Mill Run, the Company’s advisor charged an acquisition fee equal to 2.75% of the acquisition price, or approximately $3.6 million plus we incurred other transactions fees of $2.9 million.

On December 8, 2009, the REIT has entered into a definitive agreement to dispose of its retail outlet center interests that include the investments in Mill Run and POAC.  See Note 1.

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

The following table represents the unaudited condensed income statement for Mill Run for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$12,097,477	$10,887,821	$23,992,911	$21,531,573

Property operating expenses	3,244,643	3,553,386	6,295,727	6,974,357
Depreciation and amortization	1,972,174	2,368,535	5,013,415	4,729,688
Operating income	6,880,660	4,965,900	12,683,769	9,827,528

Interest expense and other, net	(1,739,877)	(1,161,920)	(3,371,781)	(3,111,000)
Net income	5,140,783	3,803,980	9,311,988	6,716,528
Company's share of net income	1,891,808	857,417	3,426,812	1,513,905
Additional depreciation and amortization expense (1)	(434,240)	(393,933)	(875,312)	(633,804)
Company's income from investment	$1,457,568	$463,484	$2,551,500	$880,101

1.
Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

The following table represents the unaudited condensed balance sheet for Mill Run as of June 30, 2010 and December 31, 2009:
	As of	As of
	June 30, 2010	December 31, 2009

Real estate, at cost (net)	$252,980,844	$257,274,810
Intangible assets	594,891	644,421
Cash and restricted cash	12,110,938	6,410,480
Other assets	9,564,447	9,755,013
Total Assets	$275,251,120	$274,084,724

Mortgage payable	$256,669,969	$265,195,763
Other liabilities	22,647,652	22,267,449
Member capital	(4,066,501)	(13,378,488)
Total liabilities and members' capital	$275,251,120	$274,084,724

1407 Broadway

As of June 30, 2010, the Company has a 49% ownership in 1407 Broadway.  As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of $123.3 million as June 30, 2010 is not included in the Company’s investment.  Earnings for this investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

During March 2010, the Company entered a demand grid note to borrow up to $20 million from 1407 Broadway. As of June 30, 2010, the Company has received loan proceeds from the 1407 Broadway associated with this demand grid note in the amount of $0.5 million. The loan bears interest at libor plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. The principal and interest on the loan is recorded in loans due to affiliates in the consolidated balance sheets.

1407 Broadway Financial

The following table represents the condensed income statement derived from unaudited financial statements for 1407 Broadway for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total Revenue	$8,484,306	$9,226,665	$17,346,045	$18,834,186
Property operating expenses	6,349,728	6,257,064	12,828,298	13,225,823
Depreciation & Amortization	1,541,905	2,318,051	3,084,673	4,483,673
Operating income	592,673	651,550	1,433,074	1,124,690
Interest Expense and other, net	(1,174,258)	(643,984)	(2,243,225)	(1,762,021)
Net income/(loss)	$(581,585)	$7,566	$(810,151)	$(637,331)
Company's share of net income/(loss) (49%)	$(284,977)	$3,707	$(396,974)	$(312,292)

The following table represents the condensed balance sheet derived from unaudited financial statements for 1407 Broadway as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30, 2010	December 31, 2009

Real estate, at cost (net)	$111,682,163	$111,803,186
Intangible assets	1,420,578	1,845,941
Cash and restricted cash	13,418,139	10,226,017
Other assets	13,522,866	11,887,040
Total assets	$140,043,746	$135,762,184

Mortgage payable	$123,304,302	$116,796,263
Other liabilities	13,739,876	15,156,202
Member capital	2,999,568	3,809,719
Total liabilities and members' capital	$140,043,746	$135,762,184

Debt Compliance for Investments in Unconsolidated Affiliated Real Estate Entities

The debt agreements of the unconsolidated affiliated real estate entities, which the Company has an equity investment in, are subject to various financial and reporting covenants and requirements.  Noncompliance with these requirements could constitute an event of default, which could allow the lenders to accelerate the repayment of the loan, or to exercise other remedies.  Although all of these real estate entities are current on payment of their respective debt obligations as of June 30, 2010, certain of these entities have instances of noncompliance with other requirements stipulated by their applicable debt agreements.  These noncompliance issues do not constitute an event of default until the borrower is notified by the lender.   In certain cases, the borrower has an ability to cure the noncompliance within a specified period.   To date, these entities have not been notified by the lenders.  Should the lender take action to exercise its remedies, it could have an unfavorable impact on these entities’ cash flows and rights as owner of any investment holdings in the underlying property.    Management believes that these entities will satisfactorily resolve these matters with the applicable lender for each instance where noncompliance has occurred.

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $47,275 and $65,945 at June 30, 2010 and at December 31, 2009, respectively, and are included in interest receivable from related parties in the consolidated balance sheets.   Through June 30, 2010, the Company received redemption payments from PAF of $5.3 million, of which $2.0 million was received during the six months ended June 30, 2010.  As of June 30, 2010, the Company’s investment in PAF is $5.7 million and is included in investment in affiliate, at cost in the consolidated balance sheets.  Subsequent to June 30, 2010, the Company received an additional redemption payment of $3.0 million.

5.	Marketable Securities and Fair Value Measurements

The following is a summary of the Company’s available for sale securities at June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Equity Securities, primarily REITs	$104,341	55,937	$160,278	$466,142	$374,735	$840,877

Total Marketable Securities - available for sale	$104,341	$55,937	$160,278	$466,142	$374,735	$840,877

In May 2010, the Company sold 20,000 shares of equity securities with an aggregate cost basis of $361,800 and received net proceeds of $428,556.   As a result of the sale, the Company reclassified $134,800 of unrealized gain from accumulated other comprehensive income and recognized a realized gain of $66,756, which is included in gain/(loss) on sale of marketable securities in the consolidated statements of operations.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of June 30, 2010 are as follows:

	Fair Value Measurement Using
As of June 30, 2010	Level 1	Level 2	Level 3	Total
Equity Securities, primiarily REITs	$160,278	$-	$-	$160,278
Total Marketable securities - available for sale	$160,278	$-	$-	$160,278

Assets measured at fair value on a recurring basis as of December 31, 2009 are as follows:

	Fair Value Measurement Using
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities, primiarily REITs	840,877	$-	$-	$840,877
Total Marketable securities - available for sale	$840,877	$-	$-	$840,877

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Intangible Assets

At June 30, 2010, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of June 30, 2010 and December 31, 2009:

	At June 30, 2010			At December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$1,762,527	$(1,267,089)	$495,438	$2,625,791	$(1,984,304)	$641,487

Acquired above market lease intangibles	538,711	(364,811)	173,900	1,026,821	(787,461)	239,360

Deferred intangible leasing costs	1,027,784	(709,386)	318,398	1,354,295	(948,020)	406,275

Acquired below market lease intangibles	(1,332,116)	845,966	(486,150)	(3,012,740)	2,349,326	(663,414)

During the three and six months ended June 30, 2010, the Company wrote off fully amortized acquired intangible assets of approximately $0.2 million and $1.1 million resulting in a reduction of cost and accumulated amortization of intangible assets at June 30, 2010 compared to the December 31, 2009.  There were no additions during the three and six months ended June 30, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at June 30, 2010:

Amortization expense/(benefit) of:	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total

Acquired above market lease value	$35,377	$52,826	$23,379	$14,425	$14,425	$33,468	$173,900

Acquired below market lease value	(100,144)	(125,832)	(87,911)	(86,625)	(42,819)	(42,819)	(486,150)

Projected future net rental income increase	$(64,767)	$(73,006)	$(64,532)	$(72,200)	$(28,394)	$(9,351)	$(312,250)

 Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statement of operations was $11,239 and $0.1 million  for the three months ended June 30, 2010 and 2009, respectively and $28,957and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at June 30, 2010:

Amortization expense of:	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total

Acquired in-place leases value	$77,919	$109,287	$72,836	$66,883	$65,565	$102,948	$495,438

Deferred intangible leasing costs value	52,919	$76,368	$46,358	$41,219	38,922	$62,612	318,398

Projected future amortization expense	$130,838	$185,655	$119,194	$108,102	$104,487	$165,560	$813,836

Actual total amortization expense included in depreciation and amortization expense in our consolidated statement of operations was $0.2 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively and $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

7.	Assets and Liabilities Previously Classified as Held for Sale and Discontinued Operations

On December 8, 2009, the Company signed a definitive agreement to dispose of its St. Augustine Outlet center (“St. Augustine”) as part of an agreement to dispose of its interests in its investments in POAC and Mill Run. On June 28, 2010, the definitive agreement was modified to remove St. Augustine from the terms of the agreement. As a result of such removal, the St. Augustine assets and liabilities no longer meet the criteria for classification as held for sale as of June 30, 2010 since management does not have an active plan to market this outlet center for sale. Therefore, the Company has reclassified the assets and liabilities related to St. Augustine from assets and liabilities held for sale to held and used on the consolidated balance sheets for all periods presented. The reclassification resulted in an adjustment of $1.2 million to St. Augustine’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010, and the $1.2 million adjustment is included in loss on long-lived assets in the consolidated statements of operations for the three and six months period ended June 30, 2010. St. Augustine’s results of operations for all periods presented have been reclassified from discontinued operations to the Company’s continuing operations.

To date, the Company has not recorded an impairment charge related to the expected sale of its investments in POAC and Mill Run, as the Company’s carrying value of these two investments are lower than the expected proceeds, after consideration of debt to be assumed by buyer.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following is a summary of the financial information related to St. Augustine which were previously classified as held for sale and discontinued operations.

	For the Three Months ended		For the Six Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$1,708,882	$1,769,390	$3,408,833	$3,423,002

Expenses:
Property operating expenses	510,069	641,897	1,161,905	1,283,195
Real estate taxes	131,484	132,737	259,548	265,074
Loss on long-lived asset	1,193,233	-	1,193,233	-
General and administrative costs	9,704	70,840	16,533	98,466
Depreciation and amortization	-	570,155	-	1,131,441
Total Operating Expense	1,844,490	1,415,629	2,631,219	2,778,176

Operating Income	(135,608)	353,761	777,614	644,826

Other income	16,681	44,452	155,687	46,508
Interest income	5,218	5,016	7,698	7,985
Interest expense	(404,237)	(416,164)	(805,457)	(838,298)

Net income/(loss)	$(517,946)	$(12,935)	$135,542	$(138,979)

	As of
	June 30, 2010	December 31, 2009
Net investment property	$54,797,288	$55,787,190
Intangible assets, net	732,593	801,818
Restricted escrows	4,347,592	4,015,945
Other assets	966,550	944,631
Total assets	$60,844,023	$61,549,584

Mortgage note payable	$26,220,943	$26,400,159
Other liabilities	1,293,760	1,030,901
Total liabilities	$27,514,703	$27,431,060

8.	Assets and Liabilities Disposed of and Discontinued Operations

During the three months ended June 30, 2010, the Company disposed of two properties within its multifamily segment through foreclosure.  During 2009, the Company defaulted on the debt obligations related to these two properties due to the properties no longer being economically beneficial to the Company.  The lender during the three months ended June 30, 2010 foreclosed on these two properties.  As a result of the foreclosure transactions, the debt obligations associated with these two properties of $42.3 million were extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital.

  These two properties during the three months ended June 30, 2010 have been classified as discontinued operations on a historical basis.  The transactions resulted in a gain on debt extinguishment of $17.2 million which is included in discontinued operations.  The Company during 2009 recorded an asset impairment charge of $26.0 million associated with these properties.  During the three and six months ended June 30, 2010, no additional impairment charge has been recorded as the net book values of the assets approximated the current estimated fair market value, on a net aggregate basis.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following summary presents the operating results of the two properties within the multifamily segment included in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$504,366	$1,356,108	$1,838,573	$2,739,418

Expenses:
Property operating expense	221,522	627,587	862,615	1,327,283
Real estate taxes	66,672	169,555	221,246	339,109
General and administrative costs	497	114,352	17,912	228,765
Depreciation and amortization	56,224	285,195	204,449	568,071
Total operating expense	344,915	1,196,689	1,306,222	2,463,228

Operating income	159,451	159,419	532,351	276,190

Other income/(loss)	(24,616)	44,062	(27,666)	93,101
Interest income	-	91	673	176
Interest expense	(234,277)	(601,478)	(829,368)	(1,196,569)
Gain on debt extinguishment	17,169,663	-	17,169,663	-

Net income/(loss) from discontinued operations	$17,070,221	$(397,906)	$16,845,653	$(827,102)

Cash flows generated from discontinued operations are presented separately on the Company’s Consolidated Statements of Cash Flows.

The following summary presents the major components of assets and liabilities disposed of as of June 30, 2010 and December 31, 2009.

	As of
	June 30, 2010	December 31, 2009
Net investment property	$-	$25,514,161
Intangible assets, net	-	397,020
Restricted escrows	-	167,953
Other assets	-	203,224
Total assets	$-	$26,282,358

Mortgage payable	$-	$42,272,300
Other liabilities	-	1,231,049
Total liabilities	$-	$43,503,349

9.	Assets and Liabilities of Property Held as Collateral on Loan in Default Status

During the three months ended June 30, 2010, the Company decided to not make the required debt service payments of $65,724 in the month of June and thereafter on a loan collateralized by an apartment property located in North Carolina that is within the Company’s multifamily segment.  This loan has an aggregate outstanding principal balance of $9.1 million as of June 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with the loan.  In June 2010, the lender notified the Company that the Company is in default on this loan. The Company is in discussions with the lender regarding its default status and potential future remedies, which include transferring the property to the lender. As of June 30, 2010, the operating results of this property are included in continuing operations.  The Company during 2009 recorded an asset impairment charge of $4.3 million associated with this property.  During the three and six months ended June 30, 2010, no additional impairment charge has been recorded as the net book values of the assets are slightly lower than the current estimated fair market value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following summary presents the operating results of the property that is collateral on the loan in default status within the multifamily segment, which are included in continuing operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$317,131	$406,677	$657,923	$794,177

Expenses:
Property operating expense	189,088	186,534	433,595	392,621
Real estate taxes	32,571	32,571	65,142	65,142
Impairment on Long Lived Assets	-	-	300,000	-
General and administrative costs	13,062	41,769	32,024	69,684
Depreciation and amortization	39,349	63,027	80,165	124,981
Total Operating expense	274,070	323,901	910,926	652,428

Operating income/(loss)	43,061	82,776	(253,003)	141,749

Other income, net	7,983	14,159	19,790	29,213
Interest expense	(128,773)	(128,773)	(256,164)	(256,164)

Net loss	$(77,729)	$(31,838)	$(489,377)	$(85,202)

The following summary presents the major components of the property within the multifamily segment that is collateral on the loan in default status, which is included in continuing operations as of June 30, 2010 and December 31, 2009.

	As of
	June 30, 2010	December 31, 2009
Net investment property	$6,529,589	$6,830,787
Cash and cash equivalents	43,031	77,197
Restricted escrows	78,706	6,801
Other assets	115,406	118,343
Total assets	$6,766,732	$7,033,128

Mortgage payable	$9,147,000	$9,147,000
Other liabilities	308,617	144,711
Total liabilities	$9,455,617	$9,291,711

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

10.	Mortgages Payable

Mortgages payable, totaling approximately $200.4 million at June 30, 2010 and $202.2 million at December 31, 2009 consists of the following:

		Weighted Avg Interest Rate as of			Loan Amount as of
Property	Interest Rate	June 30, 2010	Maturity Date	Amount Due at Maturity	June 30, 2010	December 31, 2009

St. Augustine	6.09%	6.09%	April 2016	$23,747,523	$26,220,943	$26,400,159
Southeastern Michigan Multi Family Properties	5.96%	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.67%	April 2011	9,008,750	9,402,500	10,193,750
Brazos Crossing Power Center	Greater of LIBOR + 3.50% or 6.75%	7.36%	December 2011	6,385,788	6,551,315	7,338,947
Camden Multi Family Properties - (Two Individual Loans)	5.44%	5.44%	December 2014	26,334,204	27,849,500	27,849,500

Subtotal mortgage obligations		5.75%		$178,754,992	$191,274,258	$193,032,356

Camden Multi Family Properties - (One Individual Loan)	5.44%	5.44%	Current	$9,147,000	$9,147,000	$9,147,000

Total mortgage obligations		5.73%		$187,901,992	$200,421,258	$202,179,356

LIBOR at June 30, 2010 was 0.3484%.  Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the mortgage payable maturing during the next five years and thereafter at June 30, 2010 in the consolidated balance sheets:

Remainder of 2010 (1)	2011	2012	2013	2014	Thereafter	Total

$9,648,232	$16,559,011	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,421,258

1)	The amount due in 2010 of $9.6 million includes the principal balance of $9.1 million associated with the loan within the Camden portfolio that is in default status.

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $2.9 million were held in restricted escrow accounts at June 30, 2010. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required.  Our mortgage debt also contains clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

For the mortgage payable related to St. Augustine, Lightstone Holdings, LLC (“Guarantor”), a company wholly owned by the Sponsor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine, the payment of losses that the lender may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates.  Such losses are recourse to the Guarantor under the guaranty regardless of whether the lender has attempted to procure payment from the Company or any other party.  Further, in the event of the Company's voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by the lender, the Guarantor has guaranteed the payment of any unpaid loan amounts.  The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2010 and during April 2010 has been amended and extended to mature April 16, 2011.  As part of the April 2010 amendment, the Company made a lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011.  The mortgage loan is secured by the Hotels and 35% of the obligation is guaranteed by the Company.   In addition, the Company has entered into an interest rate swap agreement to cap the libor rate at 1% until the maturity of the loan.

In December 2008, the Company converted its construction loan to fund and the development of the Brazos Crossing Power Center, in Lake Jackson, Texas Location to a term loan maturing on December 4, 2009 which has been amended and extended to mature December 4, 2011.  As part of the amendment to the mortgage, the Company made a lump sum principal payment of $0.7 million in February 2010.   The amended mortgage loan bears interest at the greater of 6.75% or libor plus 350 basis points (3.50%) per annum rate and requires monthly installments of interest plus a principal payment of $9,737.  The loan is secured by acquired real estate.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million.  Of the $79.3 million, only three of the five original loans remain outstanding for an aggregate balance of $37.0 million (the “Loans”) as $42.3 million was extinguished as part of a foreclosure (see note 8 for further discussion). The Loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The Loans require monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014.  During June 2010, the Company decided to not make its required debt service payment of $65,724 on one of these three remaining loans, which has an outstanding principal balance of $9.1 million as of June 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan.   The Company is in discussions with the lender regarding its default status and potential future remedies, which include transferring the property to the lender. Through June 30, 2010, the Company has not recorded any potential prepayment penalties that it may be assessed by the lender as the Company believes that the payment of this potential liability is remote.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.  We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders, with the exception of the debt service coverage ratio on the debt associated with the Hotels which the Company did not meet for the quarter ended June 30, 2010.  Under the terms of the loan agreement, the Company once notified by the lender of noncompliance has five days to cure by making a principal payment to bring the debt service coverage ratio to at least the minimum.  As of the date of this filing, the Company has not been notified by the bank as per the loan agreement; however if the bank does notify the Company and does not provide a waiver, then the Company will be required to pay approximately $1.6 million as a lump sum payment to avoid default.  We expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

11.	Distributions and Share Redemption Plan

Distributions

 The Board of Directors of the Company declared a dividend for each quarter in since 2006 through the quarter ended March 31, 2010. The distributions have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On July 28, 2010, the Board of Directors of the Company declared a distribution for the three-month period ending June 30, 2010. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00109589 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 4.0% annualized rate based on a share price of $10.00. The distribution was paid in cash on August 6, 2010 to shareholders of record during the three-month period ended June 30, 2010.

At this time, our Board of Directors has decided to temporarily lower the distribution rate until the closing of the disposition of our investment in POAC and Mill Run (the “Disposition”) (see Note 1 for further discussion).  Additionally, the Board has decided to meet as soon as a closing date for the Disposition is set (the “Closing Date”) with the intention of declaring an additional distribution equal to 4% annualized rate, payable around the closing Date.  This will bring the distribution for the three months ended June 30, 2010 to a grand total of an 8% annualized rate, which is an increase over the prior quarterly distributions of an annualized rate of 7%.

In addition, on July 28, 2010, the Board of Directors of the Company temporarily suspended the distribution reinvestment program pending final approval of the registration statement by the Securities and Exchange Commission.

The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Share Redemption Plans

Effective March 2, 2010, the Board voted to temporarily suspend future share redemptions under the Share Redemption Plan.  The Board will revisit this decision, when the Disposition closes and anticipates that after that time it will resume redeeming shares during the second half of 2010.

12.	Net Income/(Loss) per Share

Net Income/(Loss) per Share

Net income/(loss) per share is computed by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding. As of June 30, 2010, the Company has 27,000 options issued and outstanding. The 27,000 options are not included in the dilutive calculation as they are anti dilutive as a result of the net loss from continuing operations attributable to Company’s common shares.  As such, the numerator and the denominator used in computing both basic and diluted net income/(loss) per share allocable to common stockholders for each period presented are equal due to the net operating loss from continuing operations for all periods presented.

13.	Noncontrolling Interests

The noncontrolling interests of the Company hold shares in the Operating Partnership.  These shares include SLP units, limited partner units, Series A Preferred Units and Common Units.

Distributions

During the three and six months ended June 30, 2010, the Company paid distributions to noncontrolling interests of $1.7 million and $3.4 million, respectively.  As of June 30, 2010,  no distributions were declared and not paid to noncontrolling interests.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

 Accrued interest related to these loans totaled $1.9 million and $1.8 million at June 30, 2010 and December 31, 2009 and are included in interest receivable from related parties in the consolidated balance sheets.

Noncontrolling Interest of Subsidiary within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run.  In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run, see Note 4).  On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC, a Delaware limited liability company (“PRO”) in exchange for a 99.99% managing membership interest in PRO.  In addition, the Company contributed $2,900 cash for a 0.01% non- managing membership interest in PRO.  As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company.   On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein.  Under the terms of the operating agreement of PRO, the 19.17% profit membership interest will not receive any distributions until the Company receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions to $6.9 million.  Any remaining distributions shall be split between the three members in proportion to their profit interests.

14.	Related Party Transactions

The Company has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The Company pursuant to the related party arrangements has recorded the following amounts the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)		(unaudited)
Acquisition fees	$-	$-	$-	$9,778,760
Asset management fees	1,397,840	1,144,398	2,850,649	1,804,828
Property management fees	424,195	464,678	858,671	924,234
Acquisition expenses reimbursed to Advisor	-	-	-	902,753
Development fees and leasing commissions	314,273	105,139	399,094	205,331
Total	$2,136,308	$1,714,215	$4,108,414	$13,615,906

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. During the six months ended June 30, 2010, distributions of $0.5 million were declared and distributions of $1.0 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through June 30, 2010, cumulative distributions declared were $4.9 million, of which $4.9 million have been paid.  Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through March 31, 2010 and will always be subordinated until stockholders receive a stated preferred return.  For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP units as the distribution to the stockholders was less than 7% for this period.

See Notes 3, 4 and 13 for other related party transactions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

15.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of June 30, 2010 was approximately $202.6 million compared to the book value of approximately $200.4 million. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $42.3 million related debt classified as liabilities  disposed of compared to the book value of approximately $244.5 million, including $42.3 related to debt classified as liabilities disposed of. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

16.	Segment Information

The Company currently operates in four business segments as of June 30, 2010: (i) retail real estate, (ii) residential multifamily real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2010 and 2009 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2010 and December 31, 2009. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2009 Annual Report on Form 10-K.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended June 30, 2010 and 2009, and total assets as of June 30, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2010
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,677,123	$3,215,037	$1,731,153	$828,758	$-	$8,452,071

Property operating expenses	643,702	1,492,617	537,423	368,593	(106)	3,042,229
Real estate taxes	319,603	356,522	219,133	57,698	-	952,956
General and administrative costs	24,363	123,872	26,172	(4,039)	2,057,885	2,228,253
Net operating income/(loss)	1,689,455	1,242,026	948,425	406,506	(2,057,779)	2,228,633

Depreciation and amortization	297,250	415,054	573,888	126,654	-	1,412,846
Loss on long-lived assets	1,193,233	-	(43,659)	-	-	1,149,574
Operating income/(loss)	$198,972	$826,972	$418,196	$279,852	$(2,057,779)	$(333,787)

As of June 30, 2010:
Total Assets	$99,690,017	$70,101,330	$71,691,675	$18,044,649	$122,392,214	$381,919,885

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

	For the Three Months Ended June 30, 2009
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	2,796,396	$3,439,009	$1,808,342	$1,015,911	$-	$9,059,658

Property operating expenses	744,534	1,479,778	549,230	464,086	-	3,237,628
Real estate taxes	295,686	350,334	233,215	50,003	-	929,238
General and administrative costs	93,807	116,506	(11,489)	7,286	2,105,405	2,311,515

Net operating income/(loss)	1,662,369	1,492,391	1,037,386	494,536	(2,105,405)	2,581,277

Depreciation and amortization	928,342	491,078	636,748	119,302	553	2,176,023
Loss on long lived asset	-	-	-	-	-	-

Operating income/(loss)	734,027	$1,001,313	$400,638	$375,234	$(2,105,958)	$405,254

As of December 31, 2009:
Total Assets	101,842,972	$97,733,447	$72,032,250	$18,043,757	$139,911,450	$429,563,876

Selected results of operations for the six months ended June 30, 2010 and 2009 regarding the Company’s operating segments are as follows:

	For the Six Months Ended June 30, 2010
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,428,023	$6,444,394	$3,493,059	$1,406,230	$-	$16,771,706

Property operating expenses	1,439,637	3,090,167	1,032,998	802,518	-	6,365,320
Real estate taxes	621,089	713,061	452,659	131,793	-	1,918,602
General and administrative costs	29,380	152,107	32,344	(57)	5,047,798	5,261,572

Net operating income/(loss)	3,337,917	2,489,059	1,975,058	471,976	(5,047,798)	3,226,212

Depreciation and amortization	618,460	827,698	1,181,973	251,459	-	2,879,590
Loss on long-lived assets	1,193,233	300,000	(69,555)	-	-	1,423,678

Operating income/(loss)	$1,526,224	$1,361,361	$862,640	$220,517	$(5,047,798)	$(1,077,056)

	For the Six Months Ended June 30, 2009
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,569,925	$6,907,370	$3,696,980	$1,956,172	$-	$18,130,447

Property operating expenses	1,524,270	3,177,135	946,951	902,664	-	6,551,020
Real estate taxes	609,646	701,708	466,427	109,690	-	1,887,471
General and administrative costs	182,050	276,551	(2,141)	3,335	3,238,162	3,697,957

Net operating income/(loss)	3,253,959	2,751,976	2,285,743	940,483	(3,238,162)	5,993,999

Depreciation and amortization	1,841,770	963,732	1,265,126	234,143	830	4,305,601
Loss on long-lived assets	-	-	-	-	-	-

Operating income/(loss)	$1,412,189	$1,788,244	$1,020,617	$706,340	$(3,238,992)	$1,688,398

17.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On March 29, 2006, Jonathan Gould, a former member of our Board of Directors and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould sought damages of (i) up to $11,500,000 or (ii) a 2.5% ownership interest in all properties that we acquire and an option to acquire up to 5% of the membership interests of Lightstone SLP, LLC. We filed a motion to dismiss the lawsuit. After review of the motion to dismiss, counsel for Mr. Gould represented that Mr. Gould was dropping his claim for ownership interest in the properties we acquire and his claim for membership interests. Mr. Gould’s counsel represented that he would be suing only under theories of quantum merit and unjust enrichment seeking the value of work he performed.  Counsel for the Company made motion to dismiss Mr. Gould’s complaint, which was granted by Judge Sweeney.  Mr. Gould has filed an appeal of the decision dismissing his case, which is pending.   Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the unaudited consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Tax Protection Agreement
 In connection with the contribution of the Mill Run Interest (see Note 3) and the POAC Interest (See Note 3), the Operating Partnership entered into Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under these Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded a liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of June 30, 2010.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor  and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) has acquired and operates commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), our acquisitions have included both portfolios and individual properties. Our commercial holdings  consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes.

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

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course.  Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.  See Note 10 of notes to consolidated financial statements for discussion of maturity dates of our debt obligations.

As a result of the current environment and the direct impact it continues to have on certain properties, during the three months ended June 30, 2010, two of our properties within our multifamily segment were transferred back to the lender a part of foreclosure proceedings.    The foreclosure sale for one of the properties was completed on April 13, 2010 and the other one was completed on May 18, 2010.  The transactions resulted in a gain on debt extinguishment of $17.2 million which is included in discontinued operations.   In addition, during the three months ended, June 30, 2010, we determined that future debt service payments on an additional loan, with a principal balance due of $9.1 million, in our multifamily portfolio would no longer be economically beneficial to us based upon the current and expected future performance of the property associated with this loan. See Notes 9 and 10 of the notes to the consolidated financial statements

Our operating results are impacted by the health of the North American economies.  Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

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

Portfolio Summary –

		Year Built	Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	(Range of years built)	Feet	June 30, 2010	June 30, 2010
Wholly-Owned Real Estate Properties:

Retail
Wholly-owned:
St. Augustine Outlet Mall	St. Augustine, FL	1998	337,720	82.5%	$4.2 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,103	85.3%	$2.0 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
	Subtotal wholly-owned		576,036	85.2%

Unconsolidated Affiliated Real Estate Entities:
Orlando Outlet & Design Center(1)	Orlando, FL	1991-2008	978,625	95.4%	$28.6 million
Prime Outlets Acquisition Company (18 retail outlet malls)(1)	Various		6,394,691	93.7%	$121.4 million
	Subtotal unconsolidated affiliated real estate entities		7,373,316	93.9%

		Retail Total	7,949,352	93.3%

Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	75.9%	$2.3 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,255	61.1%	$1.5 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	94.4%	$1.2 million
Sarasota Industrial Property	Sarasota, FL	1992	276,987	22.1%	$0.2 million
		Industrial Total	1,283,734	61.3%

		Year Built		Percentage Occupied as of	Annualized Revenues based on rents at
Residential:	Location	(Range of years built)	Leasable Units	June 30, 2010	June 30, 2010
Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965-1972	1,017	86.7%	$7.0 million
Southeast Apt's (Three Multi-Family Apartment Buildings)	Greensboro & Charlotte, NC	1980-1987	788	91.1%	$4.5 million

		Residential Total	1,805	88.6%

			Year to Date	Percentage Occupied for the Period Ended	Revenue per Available Room through
	Location	Year Built	Available Rooms	June 30, 2010	June 30, 2010
Wholly-Owned Operating Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	52,671	69.7%	$26.70

			Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	Year Built	Feet	June 30, 2010	June 30, 2010
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	76.1%	$33.1 million

(1) In December 2009, Company signed a definitive agreement to dispose its investments in POAC and Mill Run. See note 1 of notes to consolidated financial statements.

Critical Accounting Policies and Estimates

There were no material changes during the three and six months ended June 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

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

For the Three Months Ended June 30, 2010 vs. June 30, 2009

Consolidated

Revenues

Total revenues decreased by $0.6 million to $8.5 million for the three months ended June 30, 2010 compared to $9.1 million for the three months ended June 30, 2009.  The decrease is primarily due to a decline in our hospitality segment of $0.2 million primarily due to overall lower demand and higher longer term stays which earn a lower rate per room.   Our multifamily segment also experienced an approximate $0.2 million decline in revenue as a result of an increase in rent concessions and less resident charges due to general economic environment.

Property operating expenses

Property operating expenses remained relatively flat for the three months ended June 30, 2010 compared to the same period in 2009.

Real estate taxes

Real estate taxes were relatively flat at $1.0 million for the three months ended June 30, 2010 compared to the same period in 2009 of $0.9 million.

Loss on long-lived assets

Loss on long-lived assets during the three months ended June 30, 2010 primarily includes the loss recorded of $1.2 million related to St. Augustine which was transferred from held for sale to held and used during the three months ended June 30, 2010.  The adjustment recorded of $1.2 million was to bring St. Augustine’s assets balance to the lower of their carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.  See Note 7 of notes to consolidated financial statements. During the same period in the prior year, the Company did not incur any similar losses.

General and administrative expenses

General and administrative costs were relatively consistent at $2.2 million for the three months ended June 30, 2010 compared to the same period in 2009 of $2.3 million.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.8 million to $1.4 million for the three months ended June 30, 2010 from $2.2 million during the same period in 2009 primarily due to a change in depreciation expense associated with St. Augustine.  During the three months ended June 30, 2010, St. Augustine was classified as held for sale and on June 28, 2010, this property was reclassified to held and used (see note 7 of notes to consolidated financial statements). The assets related to St. Augustine were not depreciated during this period when St. Augustine was classified as held for sale.  The depreciation expense recorded for St. Augustine during the three months ended June 30, 2009 was $0.5 million.   In addition, a reduction in the depreciable asset base as a result of the impairment charges recorded during 2009 in our multifamily and retail segments contributed to the decline.

Other income, net

Interest income was relatively flat for the three months ended June 30, 2010 compared to the same period in 2009.

Interest Income

Interest income was consistent at approximately $1.0 million for the three months ended June 30, 2010 compared to the same period in 2009.

 Interest expense

Interest expense, including amortization of deferred financing costs, was consistent at $3.0 million for the three months ended June 30, 2010 compared to the same period in 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities had a net increase of $0.9 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC.  Our loss from investment in unconsolidated real estate entities for the three months ended June 30, 2010 was $2.0 million compared to $0.8 million during the three months ended June 30, 2009.   The majority of the change was due to $1.3 million more depreciation expense recorded during the period in 2010 compared to 2009 associated with the difference in our cost of these investments in excess of their historical net book values primarily related to timing of acquisitions.  We owned 25% of POAC and 22.54% of Mill Run during the three months ended June 30, 2009.  During the three months ended June 30, 2010, we owned 40% of POAC and 36.8% of Mill Run.  In addition, we were allocated additional share of losses from our POAC and 1407 Broadway investment of $0.6 million and $0.3 million, respectively. Offsetting this additional charge is a higher amount of income of $1.0 million allocated to us from our Mill Run compared to 2009 primarily due to timing of acquisitions as well as increased revenue at Mill Run.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners.

Segment Results of Operations for the Three Months Ended June 30, 2010 compared to June 30, 2009

Retail Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$2,677,123	$2,796,396	$(119,273)	-4.3%
NOI	1,689,455	1,662,369	27,086	1.6%
Average Occupancy Rate for period	86.8%	90.3%		-3.9%

The decline in revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an expected vacancy from a larger tenant at one of the properties.  This decline is expected to be temporary.

NOI improved slightly, despite the decline in revenue, driven by lower bad debt expense of approximately $0.1 million and lower management fees based upon lower revenues.

Multi Family Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$3,215,037	$3,439,009	$(223,972)	-6.5%
NOI	1,242,026	1,492,391	(250,365)	-16.8%
Average Occupancy Rate for period	88.7%	89.5%		-0.9%

Revenue and NOI decreased by $0.2 million to $3.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.   The continued impact of the current economic environment is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent abatements of $0.1 million and have been less aggressive with additional resident charges resulting in $0.1 million less revenue during the three months ended June 30, 2010 compared to the same period in 2009.

Industrial Segment

	For the Three Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$1,731,153	$1,808,342	$(77,189)	-4.3%
NOI	948,425	1,037,386	(88,961)	-8.6%
Average Occupancy Rate for period	62.1%	66.7%		-6.9%

Revenue and NOI decreased slightly by $0.1 million to $1.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of a decline in the average occupancy rate due to turnover in small business tenants, which are currently being negatively impacted by the current economic environment.

Hospitality

	For the Three Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$828,758	$1,015,911	$(187,153)	-18.4%
NOI	406,506	494,536	(88,030)	-17.8%
Average Occupancy Rate for period	79.4%	76.3%		4.1%
Average Revenue per Available Room for period	$31.11	$37.54	$(6.43)	-17.1%

Revenue decreased by $0.2 million to $0.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The decline in revenue is due to lower demand in the quarter related to business travel as well as construction business which drives demand. In addition, the average Rev PAR during three months ended June 30, 2010 was lower due to a higher percentage of rooms occupied under longer term stays which typically earn a lower rate than short term stays compared to a year ago.

Net operating income decreased by $0.1 million to $0.4 million for the three months ended June 30, 2010 compared to the same period in 2009 as a result of the decrease in revenue, partially offset by approximately $0.1 million decrease in property operating primarily driven by payroll expense reduction.

For the Six Months Ended June 30, 2010 vs. June 30, 2009

Consolidated

Revenues

Total revenues decreased by $1.3 million to $16.8 million for the six months ended June 30, 2010 compared to $18.1 million for the six months ended June 30, 2009.  The decrease is primarily due to a decline in our hospitality segment of $0.5 million due to overall expected lower demand and higher long terms stays which earn a lower rate per room, as well as a decline in our multifamily segment of $0.4 million primarily as a result of an increase in rent concessions.  In addition, revenue from our industrial segment declined by $0.2 million due to a decline of the average occupancy rate from 66.6% for the six months ended June 30, 2009 to 62.5% for the six months ended June 30, 2010, as a result of higher turnover in small business tenants.

Property operating expenses

Property operating expenses remained relatively flat for the six months ended June 30, 2010 compared to the same period in 2009.

Real estate taxes

Real estate taxes remained relatively flat for the six months ended June 30, 2010 compared to the same period in 2009. .

Loss on long-lived assets

Loss on long-lived assets during the six months ended June 30, 2010 primarily relates to the loss recorded of $1.2 million related to St. Augustine which was transferred from held for sale to held and used during the three months ended June 30, 2010.  The adjustment recorded of $1.2 million was to bring St. Augustine’s assets balance to the lower of their carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.  See Note 7 of notes to consolidated financial statement. During the same period in the prior year, the Company did not incur any similar losses.

General and administrative expenses

General and administrative costs increased by $1.6 million to $5.3 million due to the following:

•
an increase of $1.0 million in asset management fees due to higher average asset values at June 30, 2010 compared to June 30, 2009 as a result of our investments in affiliates, Prime Outlet Acquisitions Company and Mill Run LLC, that we acquired during 2009;

•
an increase of $0.9 million in accounting, legal and consulting services due to additional audit fees incurred during the six months ended June 30, 2010 related to work performed on new investments in affiliates made during 2009 which were not part of the audit process for the six months ended June 30, 2009.

 These increases are offset by a decline of $0.3 million in bad debt expense predominately within our retail and multifamily residential properties.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.4 million to $2.9 million for the six months ended June 30, 2010 compared to same period in 2009 primarily due to a change in depreciation expense associated with St. Augustine.  During the three months ended June 30, 2010, St. Augustine was classified as held for sale and on June 28, 2010, this property was reclassified to held and used (see note 7 of notes to consolidated financial statements). The assets related to St. Augustine were not depreciated during the period January 1 through June 28, 2010 when St. Augustine was classified as held for sale.  The depreciation expense recorded for St. Augustine during the three months ended June 30, 2009 was $1.1 million.   In addition, a reduction in the depreciable asset base as a result of the impairment charges recorded during 2009 in our multifamily and retail segments contributed to the decline.

Other income, net

Interest income was relatively flat for the six months ended June 30, 2010 compared to the same period in 2009.

Interest Income

Interest income was relatively flat for the six months ended June 30, 2010 compared to the same period in 2009.

 Interest expense

Interest expense, including amortization of deferred financing costs, was consistent between the six months ended June 30, 2010 and the same period in 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities increased by $0.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC.  Our loss from investment in unconsolidated real estate entities for the six months ended June 30, 2010 was $3.7 million compared to income of $0.7 million during the six months ended June 30, 2009.   The majority of the change was due to $5.0 million more depreciation expense recorded during the period in 2010 compared to 2009 associated with the difference in our cost of these investments in excess of their historical net book values primarily related to timing of acquisitions.    We owned 25% of POAC beginning on March 30, 2009 and 22.54% of Mill Run during the six months ended June 30, 2009.  During the six months ended June 30, 2010, we owned 40% of POAC and 36.8% of Mill Run.  In addition, we were allocated additional share of losses from our 1407 Broadway investment of $0.1 million.  Offsetting this additional charge is a higher amount of income of $2.1 million allocated to us from our Mill Run and POAC investments compared to 2009 primarily due to timing of acquisitions as well as increased revenue at Mill Run.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners.

Segment Results of Operations for the Six Months Ended June 30, 2010 compared to June 30, 2009

Retail Segment

	For the Six Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$5,428,023	$5,569,925	$(141,902)	-2.5%
NOI	3,337,917	3,253,959	83,958	2.6%
Average Occupancy Rate for period	88.3%	89.4%		-1.2%

The decline in revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an expected vacancy from a larger tenant at one of the properties.  This decline is expected to be temporary.

NOI improved slightly, despite the decline in revenue, driven by lower bad debt expense of approximately $0.2 million and lower management fees based upon lower revenues.

Multi Family Segment

			Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$6,444,394	$6,907,370	$(462,976)	-6.7%
NOI	2,489,059	2,751,976	(262,917)	-9.6%
Average Occupancy Rate for period	90.4%	88.6%		2.0%

Revenue decreased by $0.5 million to $6.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.   The continued impact of the current economic environment is negatively impacting this segment.  In order to assist current tenants and to attract new tenants, we have increased rent abatements by $0.4 million and have been less aggressive with additional resident charges during the six months ended June 30, 2010 compared to the same period in 2009.

Net operating income decreased by $0.3 million to $2.5 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009.  The decrease is a result of the decrease in revenue offset by lower bad debt expense of $0.2 million.

Industrial Segment

	For the Six Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$3,493,059	$3,696,980	$(203,921)	-5.5%
NOI	1,975,058	2,285,743	(310,685)	-13.6%
Average Occupancy Rate for period	62.5%	66.6%		-6.2%

Revenue decreased slightly by $0.2 million to $3.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a decline of the average occupancy rate from 66.6% for the six months ended June 30, 2009 to 62.5% for the six months ended June 30, 2010 due to turnover in small business tenants, which are currently being negatively impacted by the current economic environment.

Net operating income decreased by $0.3 million to $2.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  In addition to the $0.2 million decrease in revenue, this segment also experienced an increase in repair and maintenance costs associated with roof repairs during the current period, which did not occur in same period in 2009.

Hospitality

	For the Six Months Ended		Variance Increase/(Decrease)
	June 30, 2010	June 30, 2009	$	%
	(unaudited)
Revenue	$1,406,230	$1,956,172	$(549,942)	-28.1%
NOI	471,976	940,483	(468,507)	-49.8%
Average Occupancy Rate for period	69.7%	71.7%		-2.8%
Average Revenue per Available Room for period	$26.70	$36.62	$(9.92)	-27.1%

Revenue decreased by $0.6 million to $1.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.   The decrease is largely driven by lower average revenue per available room (“Rev PAR”) coupled with a lower occupancy rate during the period.  The average Rev PAR during six months ended June 30, 2010 was lower due to a higher percentage of rooms occupied under longer term stays which typically earn a lower rate than short term stays compared to a year ago. Occupancy was lower due to the lower demand in the overall lodging industry as a result of reduced business and leisure travel.  In addition, one of the hotels in our segment had a hot water maintenance problem which impacted the number of stays during the period.

Net operating income decreased by $0.5 million to $0.5 million for the six months ended June 30, 2010 compared to the same period in 2009 as a result of the decrease in revenue.

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

We currently have $200.4 million of outstanding mortgage debt.  We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2010, our total borrowings represented 106.6% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties.   We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year.  As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Any future properties that we may acquire may be funded through borrowings and/or expected proceeds from the disposition of certain of our retail assets (see note 1 of notes to consolidated financial statements).  These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)		(unaudited)
Acquisition fees	$-	$-	$-	$9,778,760
Asset management fees	1,397,840	1,144,398	2,850,649	1,804,828
Property management fees	424,195	464,678	858,671	924,234
Acquisition expenses reimbursed to Advisor	-	-	-	902,753
Development fees and leasing commissions	314,273	105,139	399,094	205,331
Total	$2,136,308	$1,714,215	$4,108,414	$13,615,906

As of June 30, 2010, we had approximately $6.4 million of cash and cash equivalents on hand and $0.2 million of marketable securities.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(unaudited)
Cash flows provided by operating activities	$1,163,040	$1,728,369
Cash flows used in investing activities	(1,472,098)	(12,862,609)
Cash flows used in financing activities	(10,395,396)	(6,764,499)
Net change in cash and cash equivalents	(10,704,454)	(17,898,739)

Cash and cash equivalents, beginning of the period	17,076,320	66,106,067
Cash and cash equivalents, end of the period	$6,371,866	$48,207,328

During the six months ended June 30, 2010, our principal source of cash flow was derived from the operation of our rental properties as well as loan proceeds and distributions received from affiliates. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

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

Operating activities

During the six months ended June 30, 2010, cash flows provided by operating activities was $1.2 million compared to cash provided by operating activities of $1.7 million during the six months ended June 30, 2009 resulting in a total change of $0.5 million.  The change is primarily driven by an increase in net loss, adjusted for non cash related items, of $2.8 million and $2.0 million lower cash inflow impact related to an increase in tenant receivables and prepaid and other assets due to timing of collection and payments, offset by a $3.0 million lower cash out flows related to an increase in payables due to timing of payments.

Investing activities

Cash used in investing activities for the six months ended June 30, 2010 of $1.5 million resulted primarily from capital additions of $1.0 million and additional funding of restricted escrows of $2.8 million primarily due to timing of funding and payments of real estate taxes and insurance premiums (including the escrow cash given back to the lender in connection with the foreclosure of the two properties in our multifamily segment.  See note 8 of notes to consolidated financial statements for further discussion).  These are offset by redemptions payments received related to our investment in affiliate, at cost of $2.0 million and proceeds from sale of marketable securities of $0.4 million.

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

•
Offset by proceeds of $5.5 million associated with proceeds from the maturity of a corporate bond of $5.0 million and $0.5 million from the sale of marketable securities, plus $1.2 million in redemption payments received related to our investment in affiliate.

Financing activities

Cash used in financing activities of $10.4 million during the six months ended June 30, 2010 primarily related to the payments of distributions to common shareholders and noncontrolling interests of $10.0 million, $1.7 million of payments made for redemption of common shares and $1.8 million in mortgage payment including a lump sum payment of $0.7 million associated with the refinancing of our Brazos Crossing Power Center debt obligation.  These are offset by $3.3 million of proceeds from loans from our affiliates, 1407 Broadway and POAC, of which $2.8 million has been converted to a distribution from our investment in POAC (see note 3 of notes to consolidated financial statements for further discussion).

Cash used in financing activities of $6.8 million during the six months ended June 30, 2009 primarily related to (i) the payments of distributions to common shareholders and noncontrolling interests of $7.9 million; (ii) $1.7 million of principal payments on debt primarily associated with the pay down of $1.2 million related to the amendment to the hotels loan; (iii). $1.7 million issuance of note receivable to noncontrolling interest (see note 13 of notes to consolidated financial statements for further discussion); and (iv) $2.4 million associated with redemption of common shares during the period.  These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2010.

Contractual Obligations	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Mortgage Payable [1]	$9,648,232	$16,559,011	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,421,258
Interest Payments[2]	5,602,698	10,783,140	10,190,593	10,029,118	9,886,252	15,163,525	61,655,326

Total Contractual Obligations	$15,250,930	$27,342,151	$12,281,360	$12,399,202	$38,695,708	$156,107,233	$262,076,584

1)
The amount due in 2010 of $9.6 million includes the principal balance of $9.1 million associated with the loan within the Camden portfolio that is in default status (see Notes 9 and 10 of notes to consolidated financial statements).

2)
These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All variable rate debt agreements are based on the one month LIBOR rate.  For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of June 30, 2010 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.  We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders, with the exception of the debt service coverage ratio on the debt associated with the hotels which the Company did not meet for the quarter ended June 30, 2010.  Under the terms of the loan agreement, the Company once notified by the lender of noncompliance has five days to cure by making a principal payment to bring the debt service coverage ratio to at least the minimum.  As of the date of this filing, the Company has not been notified by the bank as per the loan agreement; however if the bank does notify the Company and does not provide a waiver, then the Company will be required to pay approximately $1.6 million as a lump sum payment to avoid default.  We expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt. See Note 9 of notes to consolidate financial statement for discussion of the loan within the Camden portfolio which is in default as a result of nonpayment of debt service.  The principal balance of this loan of $9.1 million has been accelerated and is due immediately.  We have reflected these loans as payments for 2010 based upon the default status.

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and modified funds from operations (“MFFO”) to measure our performance.   FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”).  FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations).   Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO.  For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of this offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income.  As a result, we intend to consider a modified FFO, or MFFO, when assessing our operating performance.  We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets, gain on debt extinguishment and acquisition-related costs expensed.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

Accordingly, we believe that FFO is helpful to stockholders and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to stockholders and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that reflects how our management analyzes our long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Below is a reconciliation of net income/(loss) to FFO for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income/(loss)	$12,867,483	$(6,994,542)	$8,644,174	$(7,752,846)
Adjustments:
Depreciation and amortization of real estate assets	1,412,846	2,176,023	2,879,590	4,305,601
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	8,963,821	6,540,350	18,441,243	8,412,410
(Gain)/loss on long-lived assets on disposal	(43,659)	-	230,445	-
Gain on disposal of investment property for unconsolidated affiliated real estate entities	-	(8,876)	(4,306)	(9,514)
Discontinued Operations:
Depreciation and amortization of real estate assets	56,224	285,195	204,449	568,071
FFO	$23,256,715	$1,998,150	$30,395,595	$5,523,722
Less: FFO attributable to noncontrolling interests	(362,263)	(25,793)	(473,565)	(39,829)
FFO attributable to Company's common share	$22,894,452	$1,972,357	$29,922,030	$5,483,893
FFO per common share, basic and diluted	$0.72	$0.06	$0.94	$0.18
Weighted average number of common shares outstanding, basic and diluted	31,616,298	31,205,067	31,725,364	31,157,435

Below is the reconciliation of MFFO for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

FFO	$23,256,715	$1,998,150	$30,395,595	$5,523,722
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases (1)	(28,858)	(115,718)	(102,275)	(215,059)

Straight-line rent adjustment (2)	(585,553)	(327,159)	(1,459,516)	(409,728)

Loss on long-lived assests-impairemnt	1,193,233	-	1,193,233	-

Gain on debt extinguishment	(17,169,662)	-	(17,169,662)	-
(Gain)/loss on sale of marketable securities	(66,756)	843,899	(66,756)	843,899
Other than temporary impairment - marketable securities	-	3,373,716	-	3,373,716
Total non cash adjustments	(16,657,596)	3,774,738	(17,604,976)	3,592,828
Other adjustments:
Acquisition/divestiture costs expensed (3)	988,044	152,508	1,755,999	152,508
MFFO	$7,587,163	$5,925,396	$14,546,618	$9,269,058

Less: MFFO attributable to noncontrolling interests	(118,216)	(76,488)	(226,623)	(89,799)
MFFO attributable to Company's common share	$7,468,947	$5,848,908	$14,319,995	$9,179,259

1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations as well as amortization from unconsolidated entities.

2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations as well as straight-line rent from unconsolidated entities.

3)	Acquisitions/divestiture costs expenses for the three and six months ended June 30, 2010 represent divestiture costs from unconsolidated entities.

Sources of Distribution

 The Board of Directors of the Company declared a distribution for each quarter in since 2006 through March 31, 2010. The distributions have been calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00.

On July 28, 2010, the Board of Directors of the Company declared a distribution for the three-month period ending June 30, 2010. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00109589 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 4.0% annualized rate based on a share price of $10.00. The distribution was paid in cash on August 6, 2010 to shareholders of record during the three-month period ended June 30, 2010.

At this time, our Board of Directors has decided to temporarily lower the distribution rate until the closing of the disposition of our investment in POAC and Mill Run (the “Disposition”) (see Note 1 for further discussions).  Additionally, the Board has decided to meet as soon as a closing date for the Disposition is set (the “Closing Date”) with the intention of declaring an additional distribution equal to 4% annualized rate, payable around the closing Date.  This will bring the distribution for the three months ended June 30, 2010 to a grand total of an 8% annualized rate, which is an increase over the prior quarterly distributions of an annualized rate of 7%.

In addition, on July 28, 2010, the Board of Directors of the Company temporarily suspended the distribution reinvestment program pending final approval of the registration statement by the Securities and Exchange Commission.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and six months ended June 30, 2010.

	Year to Date	Quarter ended	Quarter ended
	June 30, 2010	June 30, 2010	March 31, 2010

Distribution period:		Q2 2010	Q1 2010

Date distribution declared		July 28, 2010	March 2, 2010

Date distribution paid		August 6, 2010	March 30, 2010

Distributions Paid	$6,509,836	$3,176,933	$3,332,903
Distributions Reinvested	2,127,482	-	2,127,482
Total Distributions	$8,637,318	$3,176,933	$5,460,385

Source of distributions
Cash flows used in operations	$1,163,040	$(74,995)	$1,238,035
Proceeds from investment in affiliates and excess cash	5,346,796	3,251,928	2,094,868
Proceeds from issuance of common stock	2,127,482	-	2,127,482
Total Sources	$8,637,318	$3,176,933	$5,460,385

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and six months ended June 30, 2009

	Year to Date	Quarter ended	Quarter ended
	June 30, 2009	June 30, 2009	March 31, 2009

Distribution period:		Q2 2009	Q1 2009

Date distribution declared		May 13, 2009	March 30, 2009

Date distribution paid		July 15, 2009	April 15, 2009

Distributions Paid	$6,103,090	$3,050,200	$3,052,890
Distributions Reinvested	4,706,855	2,394,520	2,312,335
Total Distributions	$10,809,945	$5,444,720	$5,365,225

Source of distributions
Cash flows used in operations	$1,728,369	$1,006,312	$722,057
Proceeds from issuance of common stock	9,081,576	4,438,408	4,643,168
Total Sources	$10,809,945	$5,444,720	$5,365,225

The cash flows provided operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon MFFO.   Based upon MFFO, for the three months ended June 30, 2010 and 2009, 100% of our distributions to our common stockholders were funded or will be funded from MFFO.

Based upon MFFO, for the six months ended June 30, 2010, 100% of our distributions to our common stockholders were funded or will be funded from MFFO.   For the six months ended June 30, 2009, approximately 85% of our distributions to our common stockholder were funded with funds from MFFO.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2010, we had one interest rate cap outstanding with an intrinsic value of zero.

We also hold equity securities for general investment return purposes.  We regularly review the market prices of these investments for impairment purposes.  As of June 30, 2010, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $16,000.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at June 30, 2010:

	Remainder of 2010 (1)	2011	2012	2013	2014	Thereafter	Total

Mortgage Payable	$9,648,232	$16,559,011	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,421,258

1)
 In addition, the amount due in 2010 of $9.6 million includes the principal balance of $9.1 million associated with the loan within the Camden portfolio that are in default status (see Note 8 and 9 of notes to consolidated financial statements).

As of June 30, 2010, approximately $16.0 million, or 8%, of our debt are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  A 1% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of June 30, 2010 was approximately $202.6 million compared to the book value of approximately $200.4 million. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $42.3 million related debt classified as liabilities  disposed of compared to the book value of approximately $244.5 million, including $42.3 related to debt classified as liabilities disposed of. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2010, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an intrinsic value of zero.

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

In addition, on July 28, 2010, the Board of Directors of the Company temporarily suspended the distribution reinvestment program pending final approval of the registration statement by the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 16, 2010	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)