Form 10-K/A
period 2009-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-10-12
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

The purpose of this Amendment No. 1 to Lightstone Value Plus Real Estate Investment Trust, Inc. ’s Annual Report on Form 10-K is to (1). refile Exhibit 10.62 — Contribution Agreement, dated as of December 8, 2009, by and among Simon Property Group Inc, Simon Property Group, L.P, Marco Capital Acquisition, LLC, Lightstone Value Plus REIT, LP, Pro-DFJV Holdings LLC, Lightstone Holdings, LLC, Lightstone Prime, LLC, BRM, LLC, Lightstone Real Property Ventures Limited Liability Company, PR Lightstone Manager, LLC, Prime Outlets Acquisition Company LLC, and Lightstone Value Plus Real Estate Investment Trust, Inc. as a result of the Company’s withdrawal of its confidential treatment request in connection with certain portion of this Contribution Agreement, and (2). file the following exhibits:

Exhibit 10.63 — Amendment No. 1 to the Contribution Agreement, dated as of May 13, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC,

Exhibit 10.64 — Amendment No. 2 to the Contribution Agreement, dated as of June 28, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC,

Exhibit 10.65 — Amendment No. 3 to the Contribution Agreement, dated as of August 30, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC,

Exhibit 10.66 — Tax Matters Agreement, dated as of August 30, 2010, by and among Simon Property Group, Inc., Simon Property Group, L.P., Marco LP Units, LLC, Prime Outlets Acquisition Company LLC, Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, L.P, and Pro-DFJV Holdings LLC,  and solely for purposes of Section 14, Lightstone Prime, LLC, Lightstone Holdings, LLC, BRM, LLC, and David Lichtenstein,

Exhibit 10.67 — Guaranty of Collection Agreement, dated as of August 30, 2010, by Lightstone Value Plus Real Estate Investment Trust, Inc., to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P, in respect of the Loans (as hereinafter defined),

Exhibit 10.68 — Guaranty of Collection Agreement, dated as of August 30, 2010, by Lightstone Value Plus REIT, L.P., to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P., in respect of the Loans (as hereinafter defined),

Exhibit 10.69 — Guaranty of Collection Agreement, dated as of August 30, 2010, by Pro-DFJV Holdings LLC, to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P., in respect of the Loans (as hereinafter defined), and

Exhibit 10.70 — Capital Contribution Commitment Agreement, dated as of August 30, 2010, by and among Lightstone Value Plus REIT, L.P., Pro-DFJV Holdings LLC, Marco LP Units, LLC, its successors and assigns, having an address at 225 West Washington Street, Indianapolis, Indiana 46204, and Simon Property Group, L.P., its successors and assigns, having an address at 225 West Washington Street, Indianapolis, Indiana 46204.

This 10-K/A amends and restates Exhibit 10.62 and files Exhibits 10.63 through Exhibit 10.70. No other information in the original 10-K is amended hereby.

EXHIBIT NO.	DESCRIPTION
Exhibit 10.62
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

Exhibit 10.63
Amendment No. 1 to the Contribution Agreement, dated as of May 13, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC.

Exhibit 10.64
Amendment No. 2 to the Contribution Agreement, dated as of June 28, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC.

Exhibit 10.65
Amendment No. 3 to the Contribution Agreement, dated as of August 30, 2010, by and among Simon Property Group Inc, Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company LLC.

Exhibit 10.66
Tax Matters Agreement, dated as of August 30, 2010, by and among Simon Property Group, Inc., Simon Property Group, L.P., Marco LP Units, LLC, Prime Outlets Acquisition Company LLC, Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, L.P, and Pro-DFJV Holdings LLC,  and solely for purposes of Section 14, Lightstone Prime, LLC, Lightstone Holdings, LLC, BRM, LLC, and David Lichtenstein.

Exhibit 10.67
Guaranty of Collection Agreement, dated as of August 30, 2010, by Lightstone Value Plus Real Estate Investment Trust, Inc., to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P, in respect of the Loans (as hereinafter defined).

Exhibit 10.68
Guaranty of Collection Agreement, dated as of August 30, 2010, by Lightstone Value Plus REIT, L.P., to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P., in respect of the Loans (as hereinafter defined).

Exhibit 10.69
Guaranty of Collection Agreement, dated as of August 30, 2010, by Pro-DFJV Holdings LLC, to and for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, each of the Lenders (as such term is defined in the Credit Agreement), and any of their respective successors and assigns with respect to the obligations of Simon Property Group, L.P., in respect of the Loans (as hereinafter defined).

Exhibit 10.70
Capital Contribution Commitment Agreement, dated as of August 30, 2010, by and among Lightstone Value Plus REIT, L.P., Pro-DFJV Holdings LLC, Marco LP Units, LLC, its successors and assigns, having an address at 225 West Washington Street, Indianapolis, Indiana 46204, and Simon Property Group, L.P., its successors and assigns, having an address at 225 West Washington Street, Indianapolis, Indiana 46204.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST, INC.

By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Principal Accounting Officer

Date: October 12, 2010