Form 10-K/A
period 2009-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-10-22
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

The purpose of this Amendment No. 2 to Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on Form 10-K is to refile the following exhibits in their entirety:

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

This 10-K/A amends and restates Exhibit 10.62 through Exhibit 10.65. No other information in the original 10-K is amended hereby.

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

Date: October 21, 2010