Form 10-Q
period 2010-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2010-11-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐  No ☑

As of November 5, 2010, there were approximately 32.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

INDEX

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of September 30, 2010	As of December 31, 2009
	(unaudited)
Assets
Investment property:
Land	$50,427,502	$50,702,303
Building	206,937,335	211,668,479
Construction in progress	66,471	284,952
Gross investment property	257,431,308	262,655,734
Less accumulated depreciation	(15,227,136)	(15,570,596)
Net investment property	242,204,172	247,085,138
Investments in unconsolidated affiliated real estate entities	13,533,082	115,972,466
Investment in affiliate, at cost	2,256,330	7,658,337
Cash and cash equivalents	46,605,608	17,076,320
Marketable securities, available for sale	180,875,066	840,877
Restricted marketable securities, available for sale	31,831,186	-
Restricted escrows	8,805,821	5,882,766
Tenant accounts receivable (net of allowance for doubtful account of $350,287 and $298,389, respectively)	1,522,863	892,042
Other accounts receivable	5,419	23,182
Acquired in-place lease intangibles, net	452,481	641,487
Acquired above market lease intangibles, net	154,191	239,360
Deferred intangible leasing costs, net	289,924	406,275
Deferred leasing costs (net of accumulated amortization of $348,097 and $353,331 respectively)	1,449,586	1,137,052
Deferred financing costs (net of accumulated amortization of $1,222,007 and $862,357 respectively)	1,021,083	964,966
Interest receivable from related parties	1,084,286	1,886,449
Prepaid expenses and other assets	3,096,673	2,574,801
Assets disposed of (See Note 9)	-	26,282,358
Total Assets	$535,187,771	$429,563,876
Liabilities and Stockholders' Equity
Mortgage payable	$200,173,531	$202,179,356
Accounts payable and accrued expenses	4,436,833	3,154,371
Due to sponsor	2,617,776	1,349,730
Loans due to affiliates (see Note 4)	1,485,377	-
Tenant allowances and deposits payable	895,954	896,319
Distributions payable	8,794,164	5,557,670
Prepaid rental revenues	1,227,575	1,049,316
Acquired below market lease intangibles, net	434,686	663,414
Deferred Gain on Disposition (See Note 3)	32,175,788	-
Liabilities disposed of (See Note 9)	-	43,503,349
Total Liabilities	252,241,684	258,353,525
Commitments and contingencies (See Note 18)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 31,812,431 and 31,528,353 shares issued and outstanding in 2010 and 2009, respectively	318,124	315,283
Additional paid-in-capital	283,384,594	280,763,558
Accumulated other comprehensive income	3,003,252	326,077
Accumulated distributions in excess of net earnings	(27,087,965)	(149,702,633)
Total Company's stockholder’s equity	259,618,005	131,702,285
Noncontrolling interests	23,328,082	39,508,066
Total Stockholders' Equity	282,946,087	171,210,351
Total Liabilities and Stockholders' Equity	$535,187,771	$429,563,876

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$7,212,254	$7,631,177	$21,622,879	$23,527,992
Tenant recovery income	1,223,665	1,191,293	3,584,746	3,424,925
Total revenues	8,435,919	8,822,470	25,207,625	26,952,917

Expenses:
Property operating expenses	3,253,489	3,248,841	9,618,809	9,799,861
Real estate taxes	947,123	927,840	2,865,725	2,815,311
Loss on long-lived assets	-	18,928,968	1,423,678	18,928,968
General and administrative costs	1,931,768	1,830,625	7,193,340	5,528,582
Depreciation and amortization	1,921,700	2,410,574	4,801,290	6,716,175
Total operating expenses	8,054,080	27,346,848	25,902,842	43,788,897
Operating income/(loss)	381,839	(18,524,378)	(695,217)	(16,835,980)
Other income, net	364,518	105,892	729,756	377,812
Interest income	999,181	1,038,406	3,132,365	3,076,461
Interest expense	(3,062,169)	(3,046,026)	(9,035,294)	(9,012,312)
Gain on disposition of unconsolidated affiliated real estate entities (See Note 3)	142,779,604	-	142,779,604	-
Gain on sale of marketable securities	-	1,187,620	66,756	343,724

Other than temporary impairment - marketable securities	-	-	-	(3,373,716)
Loss from investments in unconsolidated affiliated real estate entities	(7,838,207)	(3,508,079)	(11,554,683)	(4,248,298)
Net income/(loss) from continuing operations	133,624,766	(22,746,565)	125,423,287	(29,672,309)
Net income/(loss) from discontinued operations	74	(26,572,505)	16,845,727	(27,399,607)
Net income/(loss)	133,624,840	(49,319,070)	142,269,014	(57,071,916)
Less: net (income)/loss attributable to noncontrolling interests	(2,064,013)	673,924	(2,190,503)	767,040
Net income/(loss) attributable to common shares	$131,560,827	$(48,645,146)	$140,078,511	$(56,304,876)

Basic and diluted income/(loss) per common share:
Continuing operations	$4.13	$(0.71)	$3.88	$(0.93)
Discontinued operations	-	(0.84)	0.53	(0.87)
Net income/(loss) per common share	$4.13	$(1.55)	$4.41	$(1.80)
Weighted average number of common shares outstanding, basic and diluted	31,818,482	31,297,445	31,757,597	31,204,618

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE INCOME
(UNAUDITED)

	Preferred Shares		Common Shares				Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2009	-	$-	31,528,353	$315,283	$280,763,558	$326,077	$(149,702,633)	$39,508,066	$171,210,351

Comprehensive income:
Net income	-	-	-	-	-	-	140,078,511	2,190,503	142,269,014
Unrealized gains on available for sale securities	-	-	-	-	-	2,809,875	-	43,869	2,853,744
Reclassification adjustment for gain realized in net income						(132,700)		(2,100)	(134,800)
Total comprehensive income									144,987,958

Distributions declared	-	-	-	-	-	-	(17,463,843)	-	(17,463,843)

Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(18,412,256)	(18,412,256)
Redemption and cancellation of shares			(182,470)	(1,824)	(1,822,879)			-	(1,824,703)
Shares issued from distribution reinvestment program	-	-	466,548	4,665	4,466,357	-	-	-	4,471,022
Other offering costs	-	-	-	-	(22,442)	-	-	-	(22,442)

BALANCE, September 30, 2010	-	$-	31,812,431	$318,124	$283,384,594	$3,003,252	$(27,087,965)	$23,328,082	$282,946,087

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$142,269,014	$(57,071,916)
Less net (income)/loss - discontinued operations	(16,845,727)	27,399,607
Net income/(loss) from continuing operations	125,423,287	(29,672,309)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,484,299	6,288,236
Gain on sale of marketable securities	(66,756)	(343,724)
Gain on disposition of unconsolidated affiliated real estate entities	(142,779,604)	-
Realized loss on impairment of marketable securities	-	3,373,716
Amortization of deferred financing costs	259,650	224,095
Amortization of deferred leasing costs	316,991	427,939
Amortization of above and below-market lease intangibles	(60,711)	(286,641)
Loss on long-lived assets	1,423,678	18,928,968

Equity in loss from investments in unconsolidated affiliated real estate entities	11,554,683	4,248,298
Provision for bad debts	232,549	509,736
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	291,225	261,760
Decrease/(increase) in tenant and other accounts receivable	(845,607)	1,282,498
Increase/(decrease) in tenant allowance and security deposits payable	(19,466)	238,604
Increase/(decrease) in accounts payable and accrued expenses	3,785,919	(3,365,753)
Decrease in due to Sponsor	1,268,046	132,485
Increase in prepaid rents	178,259	298,444

Net cash provided by operating activities - continuing operations	5,446,442	2,546,352
Net cash provided by operating activities - discontinued operations	1,168,806	351,912
Net cash provided by operating activities	6,615,248	2,898,264

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(1,433,083)	(7,606,758)
Purchase of marketable securities	(150,000,000)	-
Proceeds from sale of marketable securities	428,556	12,166,886
Proceeds from disposition of investments in unconsolidated affiliated real estate	204,430,391	-
Redemption payments from investment in affiliate	5,402,007	1,866,664
Purchase of investment in unconsolidated affiliated real estate entities	(2,486,981)	(18,997,677)
Funding of restricted escrows	(1,033,785)	663,468

Net cash provided by/(used in) investing activities - continuing operations	55,307,105	(11,907,417)
Net cash used in investing activities - discontinued operations	(1,541,121)	(343,273)
Net cash provided by/(used in) investing activities	53,765,984	(12,250,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(2,005,826)	(2,014,703)
Payment of loan fees and expenses	(315,767)	(22,911)
Proceeds from loans due to affiliates	1,485,377	-
Redemption and cancellation of common stock	(1,824,703)	(4,272,082)
Proceeds from issuance of special general partnership units	-	6,982,534
Issuance of note receivable to noncontrolling interest	-	(22,357,708)
Payment of offering costs	(22,442)	-
Distribution received from discontinued operations	26,450	-
Distributions paid to noncontrolling interests	(18,412,256)	(3,200,003)
Distributions paid to Company's common stockholders	(9,756,327)	(9,163,231)
Net cash used in financing activities - continuing operations	(30,825,494)	(34,048,104)
Net cash used in financing activities - discontinued operations	(26,450)	-
Net cash used in financing activities	(30,851,944)	(34,048,104)

Net change in cash and cash equivalents	29,529,288	(43,400,530)
Cash and cash equivalents, beginning of period	17,076,320	66,106,067
Cash and cash equivalents, end of period	$46,605,608	$22,705,537

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,658,306	$10,633,573
Distributions declared	$17,463,843	$21,776,937
Value of shares issued from distribution reinvestment program	$4,471,022	$7,094,300
Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entity	$2,816,724	$-
Marketable equity securities received in connection of disposal of investment in unconsolidated affiliated real estate entities	$29,221,714	$-
Restricted marketable equity securities received in connection of disposal of investment in unconsolidated affiliated real estate entities	$30,286,518	$-
Cash escrowed in connection of disposal of investment in unconsolidated affiliated real estate entities	1,889,270	-
Issuance of units in exchange for investment in unconsolidated affiliated real estate entity	$-	$78,988,411
Issuance of equity for payment of acquisition fee obligations	$-	$6,878,087

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we” or “us” herein) was formed on June 8, 2004 and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

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

As of September 30, 2010, on a collective basis, the Company (i) wholly owned 3 retail properties containing a total of approximately 0.6 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family residential properties containing a total of 1,805 units, and 2 hotel hospitality properties containing a total of 290 rooms and (ii) owned interests in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects. All of its properties are located within the United States. As of September 30, 2010, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84%, 61%, 89% and 79% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room was $28 and occupancy was 71% for the nine months ended September 30, 2010.

During the second quarter of2010, as a result of the Company previously defaulting on the debt related to two properties due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these two properties. As a result of the foreclosure transactions, the debt associated with these two properties of $42.3 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and the Company no longer has any ownership interests in these two properties. The operating results of these two properties through their date of disposition have been classified as discontinued operations on a historical basis for all periods presented. The transactions resulted in a gain on debt extinguishment of $17.2 million which was recorded during the second quarter of 2010 and is included in discontinued operations for the nine months ended September 30, 2010 (see Note 9). Accordingly, the assets and liabilities of these two properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

Beginning in June 2010, the Company decided to discontinue the monthly required debt service payments of $65,724 on a loan collateralized by an apartment property located in North Carolina, which represents 220 units of the 1,805 units owned in the multi-family segment. This loan has an aggregate outstanding principal balance of $9.1 million as of September 30, 2010. The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan. See Notes 10 and 11.

Additionally, on August 30, 2010, the Company completed the disposition of certain interests in investments in unconsolidated real estate entities. See Note 3.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2010, the Company had a 98.4% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the Accounting Standards Codification (“ASC”).  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Simon Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine outlet center (“St. Augustine”), which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisitions Company (“POAC”), which includes 18 operating outlet center properties (the “POAC Properties”) and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, LLC (“Mill Run”), which includes 2 operating outlet center properties (the “Mill Run Properties”).  On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.00% interests in both Livermore and Grand Prairie.  The transactions contemplated by the Contribution Agreement, as amended, are referred to herein as the “Simon Transaction”. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interest, to Simon. Furthermore, as a result of the aforementioned amendment to the Contribution Agreement, St. Augustine no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010 (see Note 8).  The Company’s 40.00% and 36.80% interests in investments in POAC, including Grand Prairie and Livermore, and Mill Run, respectively, have been accounted for as investments in unconsolidated affiliated real estate entities since their acquisition (see Note 4).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On August 30, 2010, the Simon Transaction was completed and, as a result, the LVP Parties received total consideration, before allocations to noncontrolling interests, of approximately $265.8 million (the “Aggregate Consideration Value”), after certain transaction expenses of approximately $9.6 million which was paid at closing.  The Aggregate Consideration Value consisted of approximately (i) $204.4 million in the form of cash, (ii) $1.9 million of escrowed cash (the “Escrowed Cash”) and (iii) $59.5 million in the form of equity interests (“Marco OP Units”).

The cash consideration of $204.4 million that the LVP Parties received in connection with the closing of the Simon Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility (the “Simon Loan”) that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the Simon Transaction, the LVP Parties have provided guaranties of collection (the “Simon Loan Collection Guaranties”) with respect to the Simon Loan.  See Note 17.  The Escrowed Cash of $1.9 million is included in restricted escrows in the consolidated balance sheet as of September 30, 2010.   The equity interests that the LVP Parties received in connection with the closing of the Simon Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P. (“Simon OP”) subject to various conditions as discussed below.   Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon common stock, based on the then current weighted-average 5-day closing price of Simon’s common stock (“Simon Stock”), at Simon’s election.

Although the Marco OP Units may be immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon elects to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties will be precluded from selling the Simon Stock for a 6-month period from the date of issuance.  Additionally, because the Company is required to indemnify Simon OP and Simon for any liabilities and obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 17), the Company was required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

Pursuant to the Contribution Agreement, as amended, there is a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. The Escrowed Cash and The Escrowed Units are reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities  and specified transaction costs.  The Escrowed Marco OP Units may be used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash.  Remaining Escrowed Cash, if any, will be released on or about 215 days from the closing date.  Remaining Escrowed Marco Units, net of any amounts used to settle shortfalls resulting from the Final Consideration Adjustments and TPA Obligations, will be released to the Company on March 1, 2012.

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the Simon Transaction and are classified as restricted marketable securities, which are available for sale, in our consolidated balance sheet as of September 30, 2010.   The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the Simon Transaction and are classified as marketable securities, which are available for sale, in our consolidated balance sheet as of September 30, 2010.  The estimated fair value of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon’s common stock for the 5-day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.   See Note 6.

In connection with the closing of the Simon Transaction, the Company recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010.  The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items is subject to the Final Consideration Adjustments and the TPA Obligations.

At a meeting on May 13, 2010, the Company’s board of directors (the “Board”) made the decision to distribute proceeds from the Simon Transaction to our shareholders in an amount equal to the estimated tax liability, if any, they would accrue as a result of the closing.  The Board further determined at that time, subject to change based on market conditions that may prevail when the Simon Transaction closes and the proceeds are received, to direct the reinvestment of the balance of the cash proceeds.  In reaching its determination, the board considered that, in the event all proceeds were distributed, the Company would need to substantially reduce or eliminate future distributions to shareholders. The Board concluded that reinvesting a significant portion of the proceeds will allow the Company to take advantage of the current real estate environment and is consistent with our shareholders’ original expectation of being invested in the Company’s common shares for a period of seven to ten years.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

At a subsequent meeting on September 16, 2010, the Board determined no distributions to our shareholders were currently necessary because of the tax-free nature of the Simon Transaction and reaffirmed its decision to reinvestment the cash proceeds.

PRO’s portion of the aforementioned  $204.4 million of  net cash proceeds received from the closing of the Simon Transaction were approximately $73.6 million, which were distributed to its members (the “PRO Distributions”) during the third quarter of 2010 pursuant to its operating agreement.  See Note 14.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company.  The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	September 30, 2010	December 31, 2009
Prime Outlets Acquistions Company ("POAC")(1)	March 30, 2009 & August 25, 2009	40.00%	$-	$84,291,011
Mill Run LLC ("Mill Run")	June 26, 2008 & August 25, 2009	36.80%	-	29,809,641
Livermore Valley Holdings, LLC ("Livermore")(1)	March 30, 2009 & August 25, 2009	40.00%	5,327,332	-
Grand Prairie Holdings, LLC ("Grand Prairie")(1)	March 30, 2009 & August 25, 2009	40.00%	7,358,428	-
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.00%	847,322	1,871,814
Total Investments in unconsolidated affiliated real estate entities			$13,533,082	$115,972,466

1.
In connection with the closing of the Simon Transaction on August 30, 2010, the Company retained its 40.00% ownership interests in both Grand Prairie and Livermore, which were previously owned by POAC and historically included in the Company’s 40.00% ownership interest in POAC.

On December 8, 2009, the Company entered into a Contribution Agreement with Simon to dispose of all its retail outlet center interests including St. Augustine, which is wholly owned, and its 40.00% and 36.80% interests in investments in both POAC and Mill Run, respectively, which are accounted for under the equity method of accounting.  The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for the Company to retain St. Augustine and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC.  On August 30, 2010, the Company closed on the Simon Transaction pursuant to which it disposed of its interests in investments in POAC, except for its interests in investments in both Livermore and Grand Prairie which were retained, and Mill Run.  See Note 3 for additional information.

Prime Outlets Acquisitions Company

As previously discussed, on August 30, 2010, the Company disposed of its interests in investments in POAC, except for its interests in Livermore and Grand Prairie, two outlet center development projects (see below).  Prior to disposition, our Operating Partnership owned a 40.00% membership interest in POAC (the “POAC Interest”), of which a 25.00% and 15.00% membership interests were acquired on March 30, 2009 and August 25, 2009, respectively.  The POAC Interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, was the majority owner and manager of POAC.  Profit and cash distributions were allocated in accordance with each investor’s ownership percentage.  Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of POAC’s total indebtedness was not included in the Company’s investment.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from POAC.  During the quarters ended March 31, 2010 and June 30, 2010, the Company received loan proceeds from POAC associated with this demand grid note in the amount of $2.0 million and $0.8 million, respectively. The loan bore interest at LIBOR plus 2.5%.  The principal and interest on this loan was due the earlier of February 28, 2020 or on demand.  On June 30, 2010, the principal balance of $2.8 million, together with accrued and unpaid interest of $16,724, was converted to be a distribution by POAC to the Company and was reflected as a reduction in the Company’s investment in POAC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

POAC Financial Information

The Company’s carrying value of its POAC Interest differed from its share of members’ equity reported in the condensed balance sheet of POAC due to the Company’s cost of its investments in excess of the historical net book values of POAC.  The Company’s additional basis allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets through the date of disposition.

The following table represents the unaudited condensed income statement for POAC for the periods indicated:

	For the Period July 1, 2010 to August 30, 2010	For the Three Months Ended September 30, 2009	For the Period January 1, 2010 to August 30, 2010	For the Period March 30, 2009 to September 30, 2009
Revenue	$31,042,763	$46,375,573	$122,857,722	$91,929,258

Property operating expenses	31,672,270	24,392,778	73,290,776	45,426,139
Depreciation and amortization	6,071,792	10,130,790	25,076,385	20,752,928

Operating income/(loss)	(6,701,299)	11,852,005	24,490,561	25,750,191

Interest expense and other, net	9,772,390	13,408,706	39,122,584	25,099,003
Net income/(loss)	$(16,473,689)	$(1,556,701)	$(14,632,023)	$651,188
Company's share of net income/(loss)	$(6,589,476)	$(593,791)	$(5,852,809)	$(41,820)
Additional depreciation and amortization expense (1)	(2,047,619)	(2,198,260)	(8,655,287)	(4,058,260)
Company's loss from investment	$(8,637,095)	$(2,792,051)	$(14,508,096)	$(4,100,080)

1.	Additional depreciation and amortization expense related to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

The following table represents the unaudited condensed balance sheet for POAC as of December 31, 2009:

As of
December 31, 2009

Real estate, at cost (net)	$757,385,791
Intangible assets	11,384,965
Cash and restricted cash	44,891,427
Other assets	59,050,970
Total assets	$872,713,153

Mortgage payable	$1,183,285,466
Other liabilities	46,447,451
Member capital	(357,019,764)
Total liabilities and members' capital	$872,713,153

Livermore Valley Holdings, LLC

Livermore was wholly owned by POAC through August 30, 2010 and, therefore, was historically included in the Company’s POAC Interest as discussed above.  In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Livermore in the amount of approximately $5.3 million.   Our Operating Partnership owns a 40.00% membership interest in Livermore (the “Livermore Interest”).  The Livermore Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Livermore.  Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

Livermore is an outlet center development project expected to be constructed in Livermore, CA and had no operating results through September 30, 2010 or debt outstanding as of September 30, 2010.  The Company accounts for its Livermore Interest in accordance with the equity method of accounting.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Livermore Financial Information

The following table represents the unaudited condensed balance sheet for Livermore as of September 30, 2010:

As of
September 30, 2010

Construction in progress	$13,138,344
Total assets	$13,138,344

Other liabilities	$13
Members' capital	13,318,331
Total liabilities and members' capital	$13,318,344

Grand Prairie Holdings, LLC

Grand Prairie was wholly owned by POAC through August 30, 2010 and, therefore, was historically included in the Company’s POAC Interest as discussed above.  In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Grand Prairie in the amount of approximately $4.7 million.   Our Operating Partnership owns a 40.00% membership interest in Grand Prairie (the “Grand Prairie Interest”).  The Grand Prairie Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Grand Prairie.  Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

Grand Prairie is an outlet center development project expected to be constructed on land it owns in Grand Prairie, Texas, and had no operating results through September 30, 2010 or debt outstanding as of September 30, 2010.  The Company made additional capital contributions of approximately $2.7 million to Grand Prairie during September 2010.  The Company accounts for its Grand Prairie Interest in accordance with the equity method of accounting.

Grand Prairie Financial Information

The following table represents the unaudited condensed balance sheet for Grand Prairie as of September 30, 2010:
As of
September 30, 2010

Construction in progress	$18,564,640
Other assets	3,187
Total assets	$18,567,827

Other liabilities	$214,016
Members' capital	18,353,811
Total liabilities and members' capital	$18,567,827

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Mill Run, LLC

As previously discussed, on August 30, 2010, the Company disposed of its interests in investments in Mill Run.  Prior to disposition, our Operating Partnership owned a 36.80% membership interest in Mill Run (the “Mill Run Interest”), of which a 24.54% and 14.26% membership interests were acquired on June 26, 2008 and August 25, 2009, respectively.  The Mill Run Interest included Class A and B membership shares and was a non-managing interest, with consent rights with respect to certain major decisions. The Company’s Sponsor was the managing member and owned 55% of Mill Run.  Profit and cash distributions were to be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.  Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of Mill Run’s total indebtedness was not included in the Company’s investment.

Mill Run Financial Information

The Company’s carrying value of its Mill Run Interest differed from its share of member’s equity reported in the condensed balance sheet of Mill Run due to the Company’s cost of its investments in excess of the historical net book values of Mill Run.  The Company’s additional basis allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets through the date of disposition.

The following table represents the unaudited condensed income statement for Mill Run for the periods indicated:

	For the Period from July 1, 2010 to August 30, 2010	Three Months Ended September 30, 2009	For the Period from January 1, 2010 to August 30, 2010	Nine Months Ended September 30, 2009
Revenue	$9,286,808	$12,183,648	$33,279,719	$33,715,221

Property operating expenses	2,265,484	3,672,029	8,561,211	10,646,386
Depreciation and amortization	1,651,483	4,395,825	6,664,898	9,125,513

Operating income	5,369,841	4,115,794	18,053,610	13,943,322

Interest expense and other, net	695,694	892,145	4,067,475	4,003,145
Net income	$4,674,147	$3,223,649	$13,986,135	$9,940,177
Company's share of net income	$1,720,086	$965,777	$5,146,898	$2,537,779
Additional depreciation and amortization expense (1)	(293,682)	(740,813)	(1,168,994)	(1,374,617)
Company's income from investment	$1,426,404	$224,964	$3,977,904	$1,163,162

1.
Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the unaudited condensed balance sheet for Mill Run as of December 31, 2009:

As of
December 31, 2009

Real estate, at cost (net)	$257,274,810
Intangible assets	644,421
Cash and restricted cash	6,410,480
Other assets	9,755,013
Total assets	$274,084,724

Mortgage payable	$265,195,763
Other liabilities	22,267,449
Member capital	(13,378,488)
Total liabilities and members' capital	$274,084,724

1407 Broadway Mezz II, LLC

As of September 30, 2010, the Company has a 49.00% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”).  As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of $124.8 million as September 30, 2010 is not included in the Company’s investment.  Earnings for this investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway.  During the quarters ended June 30, 2010 and September 30, 2010, the Company has received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $0.5 million and $1.0 million, respectively.  The loan bears interest at LIBOR plus 2.5%.  The principal and interest on this loan is due the earlier of February 28, 2020 or on demand.  As of September 30, 2010, the outstanding principal and interest of approximately $1.5 million is recorded in loans due to affiliates in the consolidated balance sheets.

1407 Broadway Financial Information

The following table represents the condensed income statement derived from unaudited financial statements for 1407 Broadway for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenue	$9,297,401	$8,357,981	$26,643,446	$27,192,167
Property operating expenses	7,796,708	7,355,158	20,625,007	20,580,981
Depreciation and amortization	1,558,103	2,007,870	4,642,776	6,491,543
Operating income/(loss)	(57,410)	(1,005,047)	1,375,663	119,643
Interest expense and other, net	(1,223,236)	(1,033,908)	(3,466,461)	(2,795,929)
Net loss	$(1,280,646)	$(2,038,955)	$(2,090,798)	$(2,676,286)
Company's share of net loss (49%)	$(627,517)	$(999,088)	$(1,024,491)	$(1,311,380)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table represents the condensed balance sheet derived from unaudited financial statements for 1407 Broadway as of the dates indicated:

	As of	As of
	September 30, 2010	December 31, 2009

Real estate, at cost (net)	$111,819,777	$111,803,186
Intangible assets	1,238,498	1,845,941
Cash and restricted cash	12,357,223	10,226,017
Other assets	12,960,377	11,887,040

Total assets	$138,375,875	$135,762,184

Mortgage payable	$124,778,185	$116,796,263
Other liabilities	11,878,770	15,156,202
Members' capital	1,718,920	3,809,719

Total liabilities and members' capital	$138,375,875	$135,762,184

5.	Investment in Affiliate, at Cost

Park Avenue Funding LLC

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

The Company does not have any voting rights for this investment, and does not have significant influence over this investment. The Company accounts for this investment under the cost method. Total accrued distributions related to this investment totaled $18,803 and $65,945 at September 30, 2010 and at December 31, 2009, respectively, and are included in interest receivable from related parties in the consolidated balance sheets.   Through September 30, 2010, the Company received cumulative redemption payments from PAF of $8.7 million, of which $5.4 million was received during the nine months ended September 30, 2010.  As of September 30, 2010, the Company’s investment in PAF is $2.3 million and is included in investment in affiliate, at cost in the consolidated balance sheets.  Subsequent to September 30, 2010, the Company received additional redemption payments aggregating $2.3 million and as a result, no longer has any remaining investment in PAF.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2010			As of December 31, 2009
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Equity Securities, primarily REITs	$104,342	$120,374	$224,716	$466,142	$374,735	$840,877
Marco OP Units	29,221,714	1,427,826	30,649,540	-	-	-
CMBS	150,000,000	810	150,000,810	-	-	-
Total	$179,326,056	$1,549,010	$180,875,066	$466,142	$374,735	$840,877

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of September 30, 2010			As of December 31, 2009
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Marco OP Units	$30,286,518	$1,544,668	$31,831,186	$-	$-	$-
Total	$30,286,518	$1,544,668	$31,831,186	$-	$-	$-

In May 2010, the Company sold 20,000 shares of equity securities with an aggregate cost basis of $361,800 and received net proceeds of $428,556.  As a result of the sale, during the second quarter of 2010 the Company reclassified $134,800 of unrealized gain from accumulated other comprehensive income and recognized a realized gain of $66,756, which is included in gain on sale of marketable securities in the consolidated statements of operations for the nine months ended September 30, 2010

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the Simon Transaction and received 367,778 of Escrowed Marco OP Units valued at $30.3 million and 335,959 Marco OP Units valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale, and marketable securities, available for sale, respectively, in our consolidated balance sheet as of September 30, 2010.  See Note 3.

On September 28, 2010, the Company utilized a portion of the net cash proceeds it received in connection with the closing of the Simon Transaction (see Note 3) to purchase $150.0 million of collateralized mortgage back securities (“CMBS”).  All of the CMBS were issued by various U.S. government-sponsored enterprises and, therefore, are backed by the full faith and credit of the U.S. government.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2010	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$224,716	$-	$-	$224,716
Marco OP Units	-	30,649,540	-	30,649,540
CMBS	-	150,000,810	-	150,000,810
Total	$224,716	$180,650,350	$-	$180,875,066

Restricted Marketable Securities:
Marco OP Units	$-	$31,831,186	$-	$31,831,186
Total	$-	$31,831,186	$-	$31,831,186

	Fair Value Measurement Using
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$840,877	$-	$-	$840,877
Total	$840,877	$-	$-	$840,877

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

7.	Intangible Assets

The Company has intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of the dates indicated:

	As of September 30, 2010			As of December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Acquired in-place lease intangibles	$1,677,943	$(1,225,462)	$452,481	$2,625,791	$(1,984,304)	$641,487

Acquired above market lease intangibles	502,982	(348,791)	154,191	1,026,821	(787,461)	239,360

Deferred intangible leasing costs	985,875	(695,951)	289,924	1,354,295	(948,020)	406,275

Acquired below market lease intangibles	(1,329,571)	894,885	(434,686)	(3,012,740)	2,349,326	(663,414)

During the three and nine months ended September 30, 2010, the Company wrote off fully amortized acquired intangible assets of approximately $0.2 million and $1.3 million resulting in a reduction of cost and accumulated amortization of intangible assets at September 30, 2010 compared to the December 31, 2009.  There were no additions during the three and nine months ended September 30, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter as of September 30, 2010:

Amortization expense/(benefit) of:	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total

Acquired above market lease value	$15,668	$52,826	$23,379	$14,425	$14,425	$33,468	$154,191

Acquired below market lease value	(48,680)	(125,832)	(87,911)	(86,625)	(42,819)	(42,819)	(434,686)

Projected future net rental income increase	$(33,012)	$(73,006)	$(64,532)	$(72,200)	$(28,394)	$(9,351)	$(280,495)

Amortization benefit of acquired above and below market lease values included in total revenues in our consolidated statement of operations was $31,755 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively and $0.1 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter as of September 30, 2010:

	Remainder
Amortization expense of:	of 2010	2011	2012	2013	2014	Thereafter	Total

Acquired in-place leases value	$34,962	$109,287	$72,836	$66,883	$65,565	$102,948	$452,481

Deferred intangible leasing costs value	24,445	$76,368	$46,358	$41,219	38,922	$62,612	289,924

Projected future amortization expense	$59,407	$185,655	$119,194	$108,102	$104,487	$165,560	$742,405

Actual total amortization expense included in depreciation and amortization expense in our consolidated statement of operations was $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively and $0.3 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.

8.	Assets and Liabilities Previously Classified as Held for Sale and Discontinued Operations

On December 8, 2009, the Company entered into the Contribution Agreement providing for the disposition of a substantial portion of its retail properties to Simon including St. Augustine, which is wholly owned.  Because St. Augustine met the criteria for classification for held for sale, the Company reclassified St. Augustine’s related assets and liabilities from held for use to held for sale effective as of December 8, 2009 on the consolidated balance sheet and presented St. Augustine’s results from operations in discontinued operations in its consolidated statements of operations for all periods presented.  On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated disposition of St. Augustine.  See Note 3.  As a result of the aforementioned amendment to the Contribution Agreement, St. Augustine no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010 as discussed below.

The St. Augustine assets and liabilities no longer met the criteria for classification as held for sale effective as of June 28, 2010 because management no longer had an active plan to market this outlet center for sale.  Therefore, the Company has reclassified the assets and liabilities related to St. Augustine from assets and liabilities back to held for use from held for sale on the consolidated balance sheets for all periods presented.  This reclassification from held for sale to held for use of St. Augustine resulted in an adjustment of $1.2 million to reduce St. Augustine’s assets’ balance to the lower of its carrying value, net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value as of June 28, 2010.  The $1.2 million adjustment was included in loss on long-lived assets in the consolidated statements of operations during the second quarter of 2010 and is also included in the nine months ended September 30, 2010.  St. Augustine’s results of operations for all periods presented have been reclassified from discontinued operations to the Company’s continuing operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

9.	Assets and Liabilities Disposed of and Discontinued Operations

During the second quarter of 2010, the Company disposed of two properties within its multi-family segment.  During 2009, the Company had defaulted on the debt obligations related to these two properties due to the properties no longer being economically beneficial to the Company.  The lender foreclosed on these two properties during the second quarter of 2010 and, as a result of the foreclosure transactions, the debt obligations associated with these two properties of $42.3 million were extinguished and the obligations were satisfied upon the transfer of the properties’ assets and working capital.

  The operating results of these two properties have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  The foreclosure transactions resulted in a gain on debt extinguishment of $17.2 million during the second quarter of 2010 which is also included in discontinued operations.  During 2009, the Company recorded an asset impairment charge of $26.0 million associated with these properties.   No additional impairment charges were subsequently recorded as the net book values of the assets approximated their estimated fair market values, on a net aggregate basis, through the date of disposition.

The following summary presents the operating results of the two properties within the multi-family segment included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$-	$1,318,381	$1,838,573	$4,057,799

Expenses:
Property operating expense	-	780,661	862,615	2,107,944
Real estate taxes	-	165,485	221,246	504,594
Loss on long-lived assets	-	26,031,832	-	26,031,832
General and administrative costs	-	60,897	17,912	289,662
Depreciation and amortization	-	283,763	204,449	851,834
Total operating expense	-	27,322,638	1,306,222	29,785,866

Operating income/(loss)	-	(26,004,257)	532,351	(25,728,067)

Other income/(loss)	-	39,561	(27,666)	132,662
Interest income	-	58	673	234
Interest expense	-	(607,867)	(829,368)	(1,804,436)
Gain on debt extinguishment	74	-	17,169,737	-
Net income/(loss) from discontinued operations	$74	$(26,572,505)	$16,845,727	$(27,399,607)

Cash flows generated from discontinued operations are presented separately on the Company’s Consolidated Statements of Cash Flows.

The following summary presents the major components of assets and liabilities disposed, of as the date indicated.

As of December 31, 2009
Net investment property	$25,514,161
Intangible assets, net	397,020
Restricted escrows	167,953
Other assets	203,224
Total assets	$26,282,358

Mortgage payable	$42,272,300
Other liabilities	1,231,049
Total liabilities	$43,503,349

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

10.	Assets and Liabilities of Property Held as Collateral on Loan in Default Status

Beginning in June 2010, the Company decided to discontinue the monthly required debt service payments of $65,724 on a loan collateralized by an apartment property located in North Carolina that is within the Company’s multi-family segment.  This loan has an aggregate outstanding principal balance of $9.1 million as of September 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with the loan.  In June 2010, the lender notified the Company that the Company is in default on this loan. The Company is in discussions with the lender regarding its default status and potential future remedies, which include transferring the property to the lender. As of September 30, 2010, the operating results of this property are included in continuing operations.  The Company during 2009 recorded an asset impairment charge of $4.3 million associated with this property.  During the three and nine months ended September 30, 2010, no additional impairment charge has been recorded as the net book values of the assets are slightly lower than the current estimated fair market value.

The following summary presents the operating results of the property that is collateral on the loan in default status within the multi-family segment, which are included in continuing operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$311,946	$383,537	$969,869	$1,177,713

Expenses:
Property operating expense	210,640	206,876	644,234	599,497
Real estate taxes	32,571	28,813	97,713	93,955
Loss on long-lived assets	(212,751)	4,303,716	87,249	4,303,716
General and administrative costs	27,223	34,615	59,247	104,298
Depreciation and amortization	41,034	62,409	121,200	187,390
Total operating expenses	98,717	4,636,429	1,009,643	5,288,856

Operating income/(loss)	213,229	(4,252,892)	(39,774)	(4,111,143)

Other income, net	4,043	12,697	23,833	41,910
Interest expense	(130,155)	(130,155)	(386,319)	(386,319)

Net income/(loss)	$87,117	$(4,370,350)	$(402,260)	$(4,455,552)

The following summary presents the major components of the property within the multi-family segment that is collateral on the loan in default status, which is included in continuing operations as of September 30, 2010 and December 31, 2009.

	As of
	September 30, 2010	December 31, 2009
Net investment property	$6,524,834	$6,830,787
Cash and cash equivalents	75,691	77,197
Restricted escrows	291,494	6,801
Other assets	139,204	118,343
Total assets	$7,031,223	$7,033,128

Mortgage payable	$9,147,000	$9,147,000
Other liabilities	502,991	144,711
Total liabilities	$9,649,991	$9,291,711

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

11.	Mortgages Payable

Mortgages payable, totaling approximately $200.2 million at September 30, 2010 and $202.2 million at December 31, 2009 consists of the following:

		Weighted Avg Interest Rate as of			Loan Amount as of
Property	Interest Rate	September 30, 2010	Maturity Date	Amount Due at Maturity	September 30, 2010	December 31, 2009

St. Augustine	6.09%	6.09%	April 2016	$23,747,523	$26,133,676	$26,400,159
Southeastern Michigan Multi- Family Properties	5.96%	5.96%	July 2016	38,138,605	40,725,000	40,725,000
Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.78%	April 2011	9,008,750	9,271,250	10,193,750
Brazos Crossing Power Center	Greater of LIBOR + 3.50% or 6.75%	6.75%	December 2011	6,385,788	6,522,105	7,338,947
Camden Multi-Family Properties - (Two Individual Loans)	5.44%	5.44%	December 2014	26,334,204	27,849,500	27,849,500

Subtotal mortgage obligations		5.75%		$178,754,992	$191,026,531	$193,032,356

Camden Multi-Family Properties - (One Individual Loan)	5.44%	5.44%	Current	$9,147,000	$9,147,000	$9,147,000

Total mortgage obligations		5.73%		$187,901,992	$200,173,531	$202,179,356

LIBOR at September 30, 2010 was 0.2563%. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the mortgage payable maturing during the next five years and thereafter as of September 30, 2010 in the consolidated balance sheets:

Remainder of 2010 (1)	2011	2012	2013	2014	Thereafter	Total

$9,400,504	$16,559,012	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,173,531

1)	The amount due in the remainder of 2010 of $9.4 million includes the principal balance of $9.1 million associated with the loan within the Camden portfolio that is in default status.

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $6.9 million were held in restricted escrow accounts at September 30, 2010. These escrows will be released in accordance with the loan agreements as payments of real estate taxes, insurance and capital improvement transactions, as required.  Our mortgage debt also contains clauses providing for prepayment penalties.

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

In connection with the acquisition of the Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which matured on April 16, 2010 and during April 2010 has been amended and extended to mature April 16, 2011.  As part of the April 2010 amendment, the Company made a lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association  Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011.  The mortgage loan is secured by the Hotels and 35% of the obligation is guaranteed by the Company.   In addition, the Company has entered into an interest rate cap agreement to cap the British Bankers Association Daily Rate at 1% until the maturity of the loan.

In December 2008, the Company converted its construction loan to fund and the development of the Brazos Crossing Power Center, in Lake Jackson, Texas Location to a term loan maturing on December 4, 2009 which has been amended and extended to mature December 4, 2011.  As part of the amendment to the mortgage, the Company made a lump sum principal payment of $0.7 million in February 2010.   The amended mortgage loan bears interest at the greater of 6.75% or  plus 350 basis points (3.50%) per annum rate and requires monthly installments of interest plus a principal payment of $9,737.  The loan is secured by acquired real estate.

On November 16, 2007, in connection with the acquisition of the Camden Properties, the Company through its wholly owned subsidiaries obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million.  Of the $79.3 million, only three of the five original loans remain outstanding for an aggregate balance of $37.0 million (the “Loans”) as $42.3 million was extinguished as part of a foreclosure (see Note 8 for further discussion). The Loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The Loans require monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The Loans will mature on December 1, 2014.  Beginning in June 2010, the Company decided to discontinue its required monthly debt service payment of $65,724 on one of these three remaining loans, which has an outstanding principal balance of $9.1 million as of September 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan.   The Company is in discussions with the lender regarding its default status and potential future remedies, which include transferring the property to the lender. Through September 30, 2010, the Company has not recorded any potential prepayment penalties that it may be assessed by the lender as the Company believes that the payment of this potential liability is remote.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.  We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders, with the exception of (i) the debt service coverage ratio on the debt associated with the Hotels, which the Company did not meet for the quarter ended June 30, 2010 and the quarter ended September 30, 2010 and (ii) the debt service coverage ratios on the debt associated with the Gulf Coast Industrial Portfolio, which the Company did not meet for the quarter ended September 30, 2010.

Under the terms of the loan agreement for the Hotels, the Company, once notified by the lender of noncompliance, has five days to cure by making a principal payment to bring the debt service coverage ratio to at least the minimum. As of the date of this filing, the Company has not been notified by the bank as per the loan agreement; however if the bank does notify the Company and does not provide a waiver, then the Company will be required to pay approximately $0.3 million as a lump sum principal payment to avoid default.  Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties.  As of the date of this filing, the lender has taken no such action. Additionally, both of these affected loans are current with respect to regularly scheduled monthly debt service payments as of the date of this filing.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

We expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

12.	Distributions and Share Redemption Plan

Distributions

Since the period beginning February 1, 2006 through March 31, 2010, our Board declared a distribution for each three-month period, or quarter. These distributions were calculated based on stockholders of record each day during the applicable three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, equaled a 7.0% annualized rate based on a share price of $10.00.

On July 28, 2010, our Board declared a distribution for the three-month period ending June 30, 2010. This distribution was calculated based on shareholders of record each day during the three-month period at a rate of $0.00109589 per day, and equaled a daily amount that, if paid each day for a 365-day period, equaled a 4.0% annualized rate based on a share price of $10.00. The distribution was paid in cash on August 6, 2010 to shareholders of record during the three-month period ended June 30, 2010.

In addition, on July 28, 2010, our Board decided to temporarily suspend our distribution reinvestment program (the “DRIP”) pending final approval of the related registration statement (the “DRIP Registration Statement”) by the Securities and Exchange Commission (the “SEC”).  Once the DRIP Registration Statement was declared effective by the SEC, the Board intended to resume the DRIP and the Company would pay out any future quarterly distributions in the form of cash or shares issued under the DRIP, based upon the individual shareholder’s preference on record.

Furthermore, on July 28, 2010, our Board decided to temporarily lower the distribution rate pending the closing of the Simon Transaction (see Note 2 for further discussion).  Our Board also decided to meet as soon as a closing date for the Simon Transaction was set with the intention of declaring an additional distribution for the three-month period ended June 30, 2010 equal to a 4% annualized rate (the “Additional Distribution”), which would be payable after the closing of the Simon Transaction.  The Additional Distribution would bring the aggregate total distributions for the three months ended June 30, 2010 to an amount equal to an 8% annualized rate, based on a share price of $10.00, which represents an increase over the prior quarterly distributions which were equal to an annualized rate of 7%.  The Simon Transaction closed on August 30, 2010 and our Board declared the Additional Distribution, which was paid in cash on October 15, 2010 to stockholders of record during the three-month period ended June 30, 2010.

On September 16, 2010, our Board declared a distribution for the three-month period ending September 30, 2010.  This distribution was calculated based on shareholders of record each day during the three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, equaled a 7.0% annualized rate based on a share price of $10.00.   In addition, on October 26, 2010, DRIP Registration Statement was declared effective by the SEC and the DRIP was reinstated by the Company.  The distribution was paid on October 29, 2010 to shareholders of record during the three-month period ended September 30, 2010.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Share Redemption Plans

Effective March 2, 2010, our Board voted to temporarily suspend future share redemptions under the share redemption plan (the “Share Redemption Plan”) pending completion of the Simon Transaction, at which time the Board would revisit this decision.  On August 30, 2010, the Simon Transaction closed and on September 16, 2010, our Board voted to reinstate effective October 1, 2010 future share redemptions, subject to certain restrictions, at a price of $9.00 per share under the Share Redemption Plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

13.	Net Income/(Loss) Per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.  As of September 30, 2010, the Company has 36,000 options issued and outstanding, including an aggregate of 9,000 options granted to the independent directors of our Board at our annual meeting in September 2010.  Diluted net income/(loss) per share includes the  potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised.  For all periods presented, the effect of these exercises was anti-dilutive and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

14.	Noncontrolling Interests

The noncontrolling interests of the Company hold shares in the Operating Partnership.  These shares include SLP units, limited partner units, Series A Preferred Units and Common Units.

Distributions

During the three and nine months ended September 30, 2010, the Company paid aggregate distributions to noncontrolling interests of $15.0 million and $18.4 million, respectively.  These distributions to noncontrolling interests include the third quarter PRO Distribution of approximately $14.1 million discussed below.  As of September 30, 2010, distributions declared and not paid to noncontrolling interests were $2.3 million.

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

Accrued interest related to these loans totaled $1.1 million and $1.8 million at September 30, 2010 and December 31, 2009 and are included in interest receivable from related parties in the consolidated balance sheets.

Noncontrolling Interest of Subsidiary within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run.  In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run, see Note 4).  On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC (“PRO”), a Delaware limited liability company,  in exchange for a 99.99% managing membership interest in PRO.  In addition, the Company contributed $2,900 cash for a 0.01% non- managing membership interest in PRO.  As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company.   On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein.  Under the terms of the operating agreement of PRO, the 19.17% profit membership interest will not receive any distributions until the Company receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions to $6.9 million.  Any remaining distributions shall be split between the three members in proportion to their profit interests.

Of the net cash proceeds received from the closing of the Simon Transaction on August 30, 2010, PRO’s portion was approximately $73.6 million.  Pursuant to the its operating agreement, PRO Distributions of approximately $59.5 million and approximately $14.1 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignmetn), respectively, during the third quarter of 2010.  See Note 3.

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

The Company pursuant to the related party arrangements has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Acquisition fees	$-	$6,878,087	$-	$16,656,847
Asset management fees	1,219,936	1,259,999	4,070,585	3,064,827
Property management fees	281,246	447,564	1,139,917	1,371,798
Acquisition expenses reimbursed to Advisor	-	-	-	902,753
Development fees and leasing commissions	13,488	(11,260)	207,628	194,071
Total	$1,514,670	$8,574,390	$5,418,130	$22,190,296

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since our inception through March 31, 2010, cumulative distributions declared to Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through March 31, 2010 and have been and will always be subordinated until stockholders receive a stated preferred return. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP units as the distribution to the stockholders was less than 7% for this period. However, distributions to Lightstone SLP, LLC of $0.6 million and $0.5 million for the quarters ended June 30, 2010 and September 30, 2010, respectively, were declared on August 30, 2010 and September 16, 2010 at a 8% and 7% annualized rate, respectively. Accordingly, during the nine months ended September 30, 2010, distributions of $1.6 million were declared and distributions of $1.0 million were paid related to the SLP units and are part of noncontrolling interests. The distributions to Lightstone SLP, LLC for the quarters ended June 30, 2010 and September 30, 2010 were paid in October 2010.

See Notes 4, 5 and 14 for other related party transactions.

16.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of September 30, 2010 was approximately $206.7 million compared to the book value of approximately $200.2 million. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $42.3 million related debt classified as liabilities disposed of compared to the book value of approximately $244.5 million, including $42.3 related to debt classified as liabilities disposed of. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

17.	Segment Information

The Company currently operates in four business segments as of September 30, 2010: (i) retail real estate, (ii) residential multi-family real estate, (iii) industrial real estate and (iv) hotel hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2010 and 2009 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2010 and December 31, 2009. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2009 Annual Report on Form 10-K.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended September 30, 2010 and 2009, and total assets as of September 30, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2010
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,712,518	$3,198,154	$1,713,049	$812,198	$-	$8,435,919

Property operating expenses	730,243	1,501,554	630,724	390,966	-	3,253,487
Real estate taxes	318,878	348,030	240,239	39,976	-	947,123
General and administrative costs	24,359	91,157	(3,070)	11,527	1,807,795	1,931,768

Net operating income/(loss)	1,639,038	1,257,413	845,156	369,729	(1,807,795)	2,303,541

Depreciation and amortization	842,453	421,830	529,828	127,589	-	1,921,700
Operating income/(loss)	$796,585	$835,583	$315,328	$242,140	$(1,807,795)	$381,841

As of September 30, 2010:
Total Assets	$99,639,778	$70,239,622	$71,418,276	$18,231,038	$275,659,057	$535,187,771

	For the Three Months Ended September 30, 2009
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,716,180	$3,309,576	$1,972,123	$824,591	$-	$8,822,470

Property operating expenses	783,074	1,564,660	429,430	471,290	387	3,248,841
Real estate taxes	304,095	322,258	249,318	52,169	-	927,840
General and administrative costs	(75,813)	118,492	17,112	7,913	1,762,921	1,830,625

Net operating income/(loss)	1,704,824	1,304,166	1,276,263	293,219	(1,763,308)	2,815,164

Depreciation and amortization	1,125,310	547,524	616,112	121,628	-	2,410,574
Loss on long-lived assets	2,002,465	17,164,317	(237,814)	-	-	18,928,968

Operating income/(loss)	$(1,422,951)	$(16,407,675)	$897,965	$171,591 $	$(1,763,308)	$(18,524,378)

As of December 31, 2009:
Total Assets	$101,842,972	$97,733,447	$72,032,250	$18,043,757	$139,911,450	$429,563,876

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Selected results of operations for the nine months ended September 30, 2010 and 2009 regarding the Company’s operating segments are as follows:

	For the Nine Months Ended September 30, 2010
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,140,540	$9,642,549	$5,206,108	$2,218,428	$-	$25,207,625

Property operating expenses	2,169,881	4,591,722	1,663,722	1,193,484	-	9,618,809
Real estate taxes	939,968	1,061,090	692,898	171,769	-	2,865,725
General and administrative costs	53,738	243,264	29,275	11,470	6,855,593	7,193,340
Net operating income/(loss)	4,976,953	3,746,473	2,820,213	841,705	(6,855,593)	5,529,751

Depreciation and amortization	1,460,914	1,249,528	1,711,801	379,047	-	4,801,290
Loss on long-lived assets	1,193,233	300,000	(69,555)	-	-	1,423,678
Operating income/(loss)	$2,322,806	$2,196,945	$1,177,967	$462,658	$(6,855,593)	$(695,217)

	For the Nine Months Ended September 30, 2009
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,286,105	$10,216,946	$5,669,103	$2,780,763	$-	$26,952,917

Property operating expenses	2,307,344	4,741,795	1,376,381	1,373,954	387	9,799,861
Real estate taxes	913,741	1,023,966	715,744	161,860	-	2,815,311
General and administrative costs	106,237	395,044	14,972	11,247	5,001,082	5,528,582
Net operating income/(loss)	4,958,783	4,056,141	3,562,006	1,233,702	(5,001,469)	8,809,163

Depreciation and amortization	2,967,080	1,511,256	1,881,238	355,771	830	6,716,175
Loss on long-lived assets	2,002,465	17,164,317	(237,814)	-	-	18,928,968
Operating income/(loss)	$(10,762)	$(14,619,432)	$1,918,582	$877,931	$(5,002,299)	$(16,835,980)

18.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On January 4, 2007, 1407 Broadway Real Estate LLC ("Office Owner"), an indirect, wholly owned subsidiary of 1407 Broadway, consummated the acquisition of a sub-leasehold interest (the "Sublease Interest") in an office building located at 1407 Broadway, New York, New York (the "Office Property"). 1407 Broadway is a joint venture between LVP 1407 Broadway LLC ("LVP LLC"), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC ("Manager"), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest (see Note 4) and the POAC Interest (See Note 4), our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of September 30, 2010.

Each of the POAC/Mill Run Tax Protection Agreements imposes certain restrictions upon our Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could result in taxable income or gain to the Contributors. Our Operating Partnership may not dispose or transfer any Mill Run Property or any POAC Property without first proving that the Operating Partnership possesses the requisite liquidity, including the proceeds from any such transaction, to make any payments that would come due pursuant to the POAC/Mill Run Tax Protection Agreement. However, our Operating Partnership may take the following actions: (i) (A) as to the POAC Properties, commencing with the period one year and thirty-one days following the date of the POAC/Mill Run Tax Protection Agreement, our Operating Partnership can sell on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent (10%) or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent (10%) value not sold can be applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent (10%) test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property known by Design Outlet Center; and (ii) our Operating Partnership can enter into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm stating that it is “more likely than not” that the transaction will not give rise to current taxable income or gain.

On August 30, 2010, the LVP Parties completed the Simon Transaction which included the disposition their interests in the POAC Properties and the Mill Run Properties and contemporaneously entered into the Simon Tax Matters Agreement. Additionally, the Company has been advised by an independent law firm that it is “more likely than not” that the Simon Transaction will not give rise to current taxable income or loss. Accordingly, the Company believes the Simon Transaction is a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run TPA. See Note 3 and below for additional information.

Simon Tax Matters Agreements

In connection with the closing of the Simon Transaction (see Note 3), the LVP Parties entered into the Simon Tax Matters Agreement with Simon. Under the Simon Tax Matters Agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date.  Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties.  For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to the Simon Loan (or indebtedness incurred to refinance the Simon Loan) for at least four years following the closing of the Simon Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breach their obligations under the Simon Tax Matters Agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Simon generally is required to indemnify the LVP Parties and certain affiliates of the Lightstone Group for liabilities and obligations under the POAC/Mill Run Tax Protection Agreements relating to the contributions of the Mill Run Interest and the POAC Interest (see POAC/Mill Run Tax Protection Agreements above) that are caused by Simon OP’s and Simon’s actions subsequent to the closing of the Simon Transaction (the “Indemnified Liabilities”). The Company and its operating partnership are required to indemnify Simon OP and Simon for all liabilities and obligations under the POAC/Mill Run Tax Protection Agreements other than the Indemnified Liabilities.

Simon Loan Collection Guaranties

In connection with the closing of the Simon Transaction (see Note 3), the LVP Parties have provided Simon Loan Collection Guaranties with respect to the Simon Loan in connection with the closing of the Simon Transaction.  See Note 3. Under the terms of the Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest on the Simon Loan after Simon OP has failed to make payments, the Simon Loan has been accelerated, and the lenders have failed to collect the full amount of the Simon Loan after exhausting other remedies. The Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations.  The maximum amounts of the Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.  In connection with completion of the Simon Transaction, the Company recorded a liability (the “Collection Guaranties Liability”) in the amount of $0.1 million, representing the estimated fair value of the Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2010.

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

19.	Subsequent Events

In October and November of 2010, the Company entered  into a hedge of its Marco OP Units.  The hedge transactions were executed with Morgan Stanley on 527,803 of the Marco Units (75% of the 703,737 total Marco OP Units).  The hedges were structured as a collar where a series of  puts were purchased at an average strike price of $90.32 per share and a series of calls were sold at an average strike price of $109.95 per share.  Morgan Stanley is restricted under the agreement from assigning its rights to this hedge to another counter party.

The collateral for hedge is the greater of (i) the number of shares hedged times Simon’s stock price or (ii) 150% of the value of the calls sold times 30% less the value of the puts purchased.  The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon Stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2010 for our commercial as well as multi-family residential properties.  In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties.  There have been many national retail chains that have filed for bankruptcy.   In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multi-family residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

U.S. and global credit and equity markets have also undergone significant disruption, making it more difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course.  Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.  See Note 11 of notes to consolidated financial statements for discussion of maturity dates of our debt obligations.

During the second quarter of 2010, as a result of the Company previously defaulting on the debt related to two properties due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these two properties.  As a result of the foreclosure transactions, the debt associated with these two properties of $42.3 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and the Company no longer has any ownership interests in these two properties.  The operating results of these two properties through their date of disposition have been classified as discontinued operations on a historical basis for all periods presented.  The transactions resulted in a gain on debt extinguishment of $17.2 million which was recorded during the second quarter of 2010 and is included in discontinued operations for the nine months ended September 30, 2010 (see Note 9).   Accordingly, the assets and liabilities of these two properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

Beginning in June 2010, the Company decided to discontinue the monthly required debt service payments of $65,724 on a loan collateralized by an apartment property located in North Carolina, which represents 220 units of the 1,805 units owned in the multi-family segment.  This loan has an aggregate outstanding principal balance of $9.1 million as of September 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan.  See Notes 10 and 11.

As a result of the current environment and the direct impact it has had and continues to have on certain properties, during the second quarter of 2010, two of our properties within our multi-family residential segment were transferred back to the lender as part of foreclosure proceedings.    The foreclosure sales were completed on April 13, 2010 and May 18, 2010, respectively.  The transactions resulted in a gain on debt extinguishment of $17.2 million during the second quarter of 2010 which is included in discontinued operations.   In addition, beginning in June 2010, the Company decided to discontinue its required monthly debt service payment of $65,724 on one of the other properties in our multi-family residential portfolio, which has an outstanding principal balance of $9.1 million as of September 30, 2010.  The Company determined that future debt service payments on this loan would no longer be economically beneficial to the Company based upon the current and expected future performance of the property associated with this loan.   The Company is in discussions with the lender regarding its default status and potential future remedies, which include transferring the property to the lender. Through September 30, 2010, the Company has not recorded any potential prepayment penalties that it may be assessed by the lender as the Company believes that the payment of this potential liability is remote.  See Notes 9 and 10 of the notes to the consolidated financial statements.

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

Simon Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine outlet center (“St. Augustine”), which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisitions Company (“POAC”), which includes 18 operating outlet center properties and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, LLC (“Mill Run”), which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for the Company to retain St. Augustine and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interest, to Simon.

On August 30, 2010, the Simon Transaction closed pursuant to which the LVP Parties disposed their interests in investments in POAC, except for their interests in investments in both Livermore and Grand Prairie which were retained, and Mill Run.

See Note 3 of the notes to consolidated financial statements for additional information.

Portfolio Summary –

		Year Built	Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	(Range of years built)	Feet	September 30, 2010	September 30, 2010
Wholly-Owned Real Estate Properties:

Retail
St. Augustine Outlet Mall	St. Augustine, FL	1998	337,720	80.4%	$4.2 million
Oakview Power Center	Omaha, NE	1999 - 2005	177,103	85.3%	$2.1 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
		Retail Total	576,036	83.9%

Industrial
7 Flex/Office/Industrial Bldgs from the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	72.1%	$2.9 million
4 Flex/Industrial Bldgs from the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,255	64.0%	$1.6 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	92.0%	$1.1 million
Sarasota Industrial Property	Sarasota, FL	1992	276,987	22.1%	$0.2 million
		Industrial Total	1,283,734	61.1%

Residential
Michigan Apt's (Four Multi-Family Apartment Buildings)	Southeast MI	1965-1972	1,017	88.0%	$7.0 million
Southeast Apt's (Three Multi-Family Apartment Buildings)	Greensboro & Charlotte, NC	1980-1987	788	90.1%	$4.4 million

		Residential Total	1,805	88.9%

			Year to Date	Percentage Occupied for the Period Ended	Revenue per Available Room through
	Location	Year Built	Available Rooms	September 30, 2010	September 30, 2010
Wholly-Owned Hospitality Properties:
Sugarland and Katy Highway Extended Stay Hotels	Houston, TX	1998	52,671	71.4%	$27.92

			Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	Year Built	Feet	September 30, 2010	September 30, 2010
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	78.6%	$32.9 million

Critical Accounting Policies and Estimates

There were no material changes during the three and nine months ended September 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

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

For the Three Months Ended September 30, 2010 vs. September 30, 2009

Consolidated

Revenues

Total revenues decreased by $0.4 million to $8.4 million for the three months ended September 30, 2010 compared to $8.8 million for the same period in 2009.  The decrease reflects declines in revenues in our industrial segment and multi-family residential segment of $0.3 million and $0.1 million, respectively.   Revenues in both our retail segment and hotel hospitality segments remained relatively flat.  See “Segment Results of Operations for the Three Months Ended September 30, 2010 compared to September 30, 2009” for additional information on revenues by segment.

Property operating expenses

Property operating expenses remained relatively flat at $3.3 million for the three months ended September 30, 2010 compared to $3.2 million for the same period in 2009.

Real estate taxes

Real estate taxes were relatively unchanged at $0.9 million for both the three months ended September 30, 2010 and the same period in 2009.

Loss on long-lived assets

For the three months ended September 30, 2010, the Company did not record any loss on long-lived assets.  For the same period in 2009, we recorded an aggregate loss on long-lived assets of approximately $44.9  million (of which approximately $18.9 million and $26.0 million are classified in continuing operations and discontinued operations, respectively, in our consolidated statements) consisting of impairment charges of (i) $43.2 million within our multi-family residential segment associated with the five properties in our Camden portfolio and (ii) $2.0 million within our retail segment associated with our Brazos Crossing power center; partially offset by a $0.2 million gain on disposal of assets.

The aforementioned $43.2 million impairment charge associated with the five properties in our Camden portfolio included impairment charges of (i) $26.0 million related to two properties which were subsequently disposed of through foreclosure during the second quarter of 2010 (see Note 8 of the notes to consolidated financial statements) and (ii) $4.3 million associated with one property that is collateral on a loan currently in default status (see Note 9 to the notes to consolidated financial statements).  The operating results of the two properties through the date of their disposition have been reclassified to discontinued operations in our Consolidated Statements of Operations for all periods presented.  The operating results of the one property that is collateral on a loan currently in default status is included in our operating results from continuing operations in our Consolidated Statements of Operations for all periods presented.

General and administrative expenses

General and administrative costs were relatively flat at $1.9 million for the three months ended September 30, 2010 compared to $1.8 million for the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.5 million to $1.9 million for the three months ended September 30, 2010 from $2.4 million during the same period in 2009.  The reduction in our depreciable asset base during the 2010 period resulted from the aforementioned impairment charges, excluding the impairment charges associated with disposed properties, substantially contributed to the decline.

Other income, net

Other income, net increased by $0.3 million to $0.4 million for the three months ended September 30, 2010 compared to $0.1 million for the same period in 2009.  The increase in other income was primarily attributable to $0.2 million of unanticipated insurance settlement proceeds received during the third quarter of 2010 related to fire damage which previously occurred at one of our multi-family residential properties during the first quarter of 2010.

Interest income

Interest income was consistent at $1.0 million for the three months ended September 30, 2010 compared to $1.0 million the same period in 2009.

 Interest expense

Interest expense, including amortization of deferred financing costs, was relatively consistent at $3.1 million for the three months ended September 30, 2010 compared to $3.0 million for the same period in 2009.

Gain on disposition of investments in unconsolidated affiliated real estate entities

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities, and recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010.  See Notes 3 and 4 of the notes to the consolidated financial statements.  The Company did not dispose of any of its interests in unconsolidated affiliated real estate entities during 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities was zero during the three months ended September 30, 2010 compared to a $1.2 million gain for the same period in 2009 due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.  We sold no marketable securities during the 2010 period.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC, Mill Run and 1407 Broadway Mezz II, LLC (“1407 Broadway”).  Our loss from investments in unconsolidated affiliated real estate entities increased by $4.3 million to $7.8 million for the three months ended September 30, 2010 compared to $3.5 million during the same period in 2009.

This increase was primarily due to a higher net allocated loss from POAC and Mill Run of approximately $5.3 million (which also reflects $9.6 million of Simon Transaction divestiture costs), partially offset by (i) a decrease in the allocated loss from 1407 Broadway of $0.4 million and (ii) $0.6 million less depreciation expense associated with the difference in our cost of the POAC and Mill investments in excess of their historical net book values.  Our equity earnings in unconsolidated affiliated real estate entities were also significantly impacted by the timing of acquisitions and dispositions of our ownership interests in POAC and Mill Run during the 2009 and 2010 periods, respectively.  See Notes 3 and 4 of the notes to consolidated financial statements.

Noncontrolling interests

The net (income)/loss)allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners.

Segment Results of Operations for the Three Months Ended September 30, 2010 compared to September 30, 2009

Retail Segment

	For the Three Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$2,712,518	$2,716,180	$(3,662)	-0.1%
NOI	1,639,038	1,704,824	(65,786)	-3.9%
Average Occupancy Rate for period	84.7%	91.0%		-6.9%

Revenues were relatively flat for the three months ended September 30, 2010 compared to same period in 2009.  The revenues for the 2010 period reflect a decrease in rental revenues of approximately $0.1 million, resulting primarily from our lower average occupancy rate, substantially offset by higher straight-line rental income of approximately $0.1 million.

NOI decreased slightly by approximately $0.1 million for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease was primarily because of higher bad debt expense of approximately $0.1 million.

Multi- Family Residential Segment

	For the Three Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$3,198,154	$3,309,756	$(111,602)	-3.4%
NOI	1,257,413	1,304,166	(46,753)	-3.6%
Average Occupancy Rate for period	88.9%	89.2%		-0.3%

Revenues decreased by approximately $0.1 million for the three months ended September 30, 2010 compared to the same period in 2009.   This decline reflects the continued negative impact of the current economic environment which has (i) reduced our average occupancy rate resulting in lower rental revenues, (ii) led to us offering additional rent abatements to assist current tenants and attract new tenants and (iii) forced us to be less aggressive with respect to additional resident charges.

NOI declined by slightly by $46,753 during the three months ended September 30, 2010 compared to the same period in 2009.  This decrease is primarily due to the decrease in revenues discussed above, partially offset by lower property operating expenses during the 2010 period.

Industrial Segment

	For the Three Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$1,713,049	$1,972,123	$(259,074)	-13.1%
NOI	845,156	1,276,263	(431,107)	-33.8%
Average Occupancy Rate for period	61.3%	64.3%		-4.7%

Revenue decreased by approximately $0.3 million for the three months ended September 30, 2010 compared to the three same period in 2009.  This decrease is attributable to the decline in our average occupancy rate due to turnover of small business tenants, which have been negatively impacted by the current economic environment.

NOI decreased by approximately $0.4 million for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease reflects the revenues decline discussed above and higher property operating expenses of approximately $0.2 million.

Hotel Hospitality Segment

	For the Three Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$812,198	$824,591	$(12,393)	-1.5%
NOI	369,729	293,219	76,510	26.1%
Average Occupancy Rate for period	74.7%	65.0%		14.9%
Average Revenue per Available Room for period	$30.30	$30.90	$(0.60)	-1.9%

Revenues were relatively flat for the three months ended September 30, 2010 compared to same period in 2009.  Although we experienced an increase in our average occupancy rate, the impact was mitigated by the decline in our average revenue per available room (“Rev PAR”).  The decline in Rev PAR is attributable to a higher percentage of rooms occupied under longer term stays, which typically earn a lower rate than short term stays.

NOI increased by approximately $0.1 million for the three months ended September 30, 2010 compared to the same period in 2009.  This increase reflects lower property operating expenses attributable mainly to reduced payroll expense.

For the Nine Months Ended September 30, 2010 vs. September 30, 2009

Consolidated

Revenues

Total revenues decreased by $1.8 million to $25.2 million for the nine months ended September 30, 2010 compared to $27.0 million for the same period in, 2009.  The decrease reflects declines in revenues in our (i) retail segment of $0.1 million, (ii) multi-family residential segment of $0.6 million, (iii) industrial segment of $0.5 million and (iv) hotel hospitality segment of $0.6 million.  See “Segment Results of Operations for the Nine Months Ended September 30, 2010 compared to September 30, 2009” for additional information on revenues by segment.

Property operating expenses

Property operating expenses remained relatively flat at $9.6 million for the nine months ended September 30, 2010 compared to $9.8 million for the same period in 2009.

Real estate taxes

Real estate taxes remained relatively flat at $2.9 million for the nine months ended September 30, 2010 compared to $2.8 million for the same period in 2009.

Loss on long-lived assets

The loss on long-lived assets during the nine months ended September 30, 2010 of $1.4 million primarily includes an impairment charge of $1.2 million recorded in connection with the transfer of St. Augustine from held for sale to held and used during the second quarter of 2010.  The adjustment recorded of $1.2 million was to bring St. Augustine’s assets balance to the lower of their carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.  See Note 8 of notes to consolidated financial statements.

For the same period in 2009, we recorded the previously discussed second quarter aggregate loss on long-lived assets of approximately $44.9 million (of which approximately $18.9 million and $26.0 million are classified in continuing operations and discontinued operations, respectively, in our consolidated statements).

General and administrative expenses

General and administrative costs increased by $1.7 million to $7.2 million for the nine months ended September 30, 2010 compared to $5.5 million for the same period in 2009.  The increase is due to the following:

•
an increase of $1.0 million in asset management fees resulting from higher average asset values during the nine months ended September 30, 2010 compared to the same period in 2009 as a result of the acquisition of certain interests in investments in unconsolidated affiliated real estate entities, POAC and Mill Run (collectively, the “2009 Acquisitions”) during 2009  (see Note 4 of the  notes to consolidated financial statements); and

•
an increase of $1.0 million in accounting, legal and consulting services due to additional audit fees incurred during the nine months ended September 30, 2010 related to work performed on the aforementioned 2009 Acquisitions which were not part of the audit process for the most of the same period in 2009.

These increases were offset by a net decline of approximately $0.3 million for all other general and administrative costs for the nine months ended September 30, 2010 compared to the same period in 2009.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.9 million to $4.8 million for the nine months ended September 30, 2010 compared to $6.7 million for the same period in 2009 primarily due to a change in depreciation expense associated with St. Augustine.  During 2010, St. Augustine was initially classified as held for sale and on June 28, 2010 this property was reclassified to held and used (see Note 7 of notes to consolidated financial statements). The assets related to St. Augustine were not depreciated during the period January 1 through June 28, 2010 because St. Augustine was classified as held for sale.  The depreciation expense recorded for St. Augustine during the nine months ended September 30, 2010 was $1.2 million lower compared to the same period in 2009.   In addition, a reduction in the depreciable asset base as a result of the aforementioned impairment charges recorded during 2010 and 2009 periods in our multi-family and retail segments also contributed to the decline.

Other income, net

Other income, net increased by $0.3 million to $0.7 million for the nine months ended September 30, 2010 compared to $0.4 million for the same period in 2009.  The increase in other income was primarily attributable to $0.2 million of unanticipated insurance settlement proceeds received during the third quarter of 2010 related to fire damage which previously occurred at one of our multi-family residential properties during the first quarter of 2010.

Interest income

Interest income was relatively flat at $3.1 million for the nine months ended September 30, 2010 compared to $3.1 million for the same period in 2009.

 Interest expense

Interest expense, including amortization of deferred financing costs, was relatively consistent at $9.0 million for the nine months ended September 30, 2010 compared to $9.0 million for the same period in 2009.

Gain on disposition of investments in unconsolidated affiliated real estate entities

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities and recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010.  See Notes 3 and 4 of the notes to the consolidated financial statements.  The Company did not dispose of any of its interests in unconsolidated affiliated real estate entities during 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities decreased by $0.2 million to a $0.1 million gain for the nine months ended September 30, 2010 compared to a $0.3 million gain for the same period in 2009 due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC, Mill Run and 1407 Broadway.  Our loss from investments in unconsolidated affiliated real estate entities increased by $7.4 million to $11.6 million for the nine months ended September 30, 2010 compared to $4.2 million during the same period in 2009.

This increase was primarily due to (i) a higher net allocated loss from POAC and Mill Run of approximately $3.1 million (which reflects $9.6 million of Simon Transaction divestiture costs) and (ii) $4.4 million more depreciation expense associated with the difference in our cost of the POAC and Mill investments in excess of their historical net book values, partially offset by a decrease in allocated loss from 1407 Broadway of $0.3 million.  Our equity earnings in unconsolidated affiliated real estate entities were also significantly impacted by the timing of acquisitions and dispositions of our ownership interests in POAC and Mill Run during the 2009 and 2010 periods, respectively.  See Notes 3 and 4 of the notes to consolidated financial statements.

Noncontrolling interests

The loss allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor as well as common units held by our limited partners.

Segment Results of Operations for the Nine Months Ended September 30, 2010 compared to September 30, 2009

Retail Segment

For the Nine Months Ended	Variance
September 30,	Increase/(Decrease)
2010	2009	$	%
(unaudited)
Revenues	$8,140,540	$8,286,105	$(145,565)	-1.8%
NOI	4,976,953	4,958,783	18,170	0.4%
Average Occupancy Rate for period	87.1%	89.9%	-3.1%

The decline in revenues of approximately $0.1 million for the nine months ended September 30, 2010 compared to same period in 2009 was primarily due to in decline in specialty leasing income at one of our centers.

NOI improved slightly by $18,170 for the nine months ended September 30, 2010 compared to the same period in 2009.  This increase was primarily driven by lower salary and leasing-related expenses partially offset by the decline in revenues discussed above.

Multi-Family Residential Segment

	For the Nine Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$9,642,549	$10,216,946	$(574,397)	-5.6%
NOI	3,746,473	4,056,141	(309,668)	-7.6%
Average Occupancy Rate for period	88.7%	90.0%		-1.4%

Revenues decreased by approximately $0.6 million for the nine months ended September 30, 2010 compared to the same period in 2009.   This decline reflects the continued negative impact of the current economic environment which has (i) reduced our average occupancy rate resulting in lower rental revenues of approximately $0.2 million, (ii) led to us offering an additional approximately $0.2 million of rent abatements to assist current tenants and attract new tenants and (iii) forced us to be less aggressive by approximately $0.1 million with respect to additional resident charges.

NOI decreased by approximately $0.3 million during the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease is primarily due to the decrease in revenues discussed above, partially offset by lower bad debt of approximately $0.2 million.

Industrial Segment

	For the Nine Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$5,206,108	$5,669,103	$(462,995)	-8.2%
NOI	2,820,213	3,562,006	(741,793)	-20.8%
Average Occupancy Rate for period	62.1%	65.8%		-5.6%

Revenue decreased by approximately $0.5 million for the nine months ended September 30, 2010 compared to the three same period in 2009.  This decrease is attributable to the decline in our average occupancy rate due to turnover of small business tenants, which have been negatively impacted by the current economic environment.

NOI decreased by approximately $0.7 million for the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease reflects the revenues decline discussed above and higher property operating expenses of approximately $0.3 million associated with roof repair, painting and insurance premiums.

Hotel Hospitality Segment

	For the Nine Months Ended		Variance
	September 30,		Increase/(Decrease)
	2010	2009	$	%
	(unaudited)
Revenues	$2,218,428	$2,780,763	$(562,335)	-20.2%
NOI	841,705	1,233,702	(391,997)	-31.8%
Average Occupancy Rate for period	71.4%	69.4%		2.9%
Average Revenue per Available Room for period	$27.92	$34.55	$(6.63)	-19.2%

Revenues decreased by approximately $0.6 million for the nine months ended September 30, 2010 compared to same period in 2009.  Although we experienced an increase in our average occupancy rate, the impact was mitigated by the decline in our average Rev PAR.  The decline in Rev PAR is attributable to a higher percentage of rooms occupied under longer term stays, which typically earn a lower rate than short term stays.  Additionally, one of our hotels had a hot water maintenance issue during the 2010 period, which impacted its number of stays.

NOI decreased by approximately $0.4 million for the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease reflects the decrease in revenues discussed above partially offset by lower property operating expenses mainly attributable to reduced payroll expense.

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

We currently have $200.2 million of outstanding mortgage debt.  We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2010, our total borrowings represented 67.0% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties.   We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year.  As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our retail assets (see Note 3 of notes to consolidated financial statements).  These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Acquisition fees	$-	$6,878,087	$-	$16,656,847
Asset management fees	1,219,936	1,259,999	4,070,585	3,064,827
Property management fees	281,246	447,564	1,139,917	1,371,798
Acquisition expenses reimbursed to Advisor	-	-	-	902,753
Development fees and leasing commissions	13,488	(11,260)	207,628	194,071
Total	$1,514,670	$8,574,390	$5,418,130	$22,190,296

As of September 30, 2010, we had approximately $46.6 million of cash and cash equivalents on hand and $180.9 million of marketable securities.

    Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash flows provided by operating activities	$6,615,248	$2,898,264
Cash flows provided by (used in) investing activities	53,765,984	(12,250,690)
Cash flows used in financing activities	(30,851,944)	(34,048,104)
Net change in cash and cash equivalents	29,529,288	(43,400,530)

Cash and cash equivalents, beginning of the period	17,076,320	66,106,067
Cash and cash equivalents, end of the period	$46,605,608	$22,705,537

Our principal sources of cash flow are derived from the operation of our rental properties as well as loan proceeds and distributions received from affiliates. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vii) debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the disposition of properties or interests in properties, (ii) the issuance of equity and debt securities and (iii) the placement of mortgage loans.

For the nine months ended September 30, 2010, net cash provided by operating activities was $$6.6 million, net cash provided by investing activities was $53.8 million and net cash used in financing activities was $30.9 million, resulting in an increase in our cash and cash equivalent investing to $46.6 million as of September 30, 2010 from $17.1 million as of December 31, 2009.

Operating activities

Net cash flows provided by operating activities of $6.6 million for the nine months ended September 30, 2010 consists of the following:

•	net income of approximately $1.9 million, after adjustment for non-cash items and discontinued operations; and

•
cash inflows of approximately $4.7 million associated with the net changes in operating assets and liabilities (primarily attributable to the positive cash effect of increases in (i) accounts payable and accrued expenses of $3.7 million), (ii) due to Sponsor of $1.3 million, (iii) prepaid expenses and other assets of $0.3 million and (iv) prepaid rent of $0.2 million, partially offset by the negative cash effect of an increase in tenant accounts receivable of $0.8 million).

Investing activities

The net cash provided by investing activities of $53.8 million for the nine months ended September 30, 2010 consists of the following:

•
cash proceeds of $204.4 million from the disposition of certain of our interests in investments in unconsolidated affiliated real estate entities (see Note 3 of the notes to consolidated financial statements);

•	redemption payments received of $5.4 million related to our investment in affiliate, at cost (see Note 5 of the notes to consolidated financial statements);

•	proceeds from the sale of marketable securities of $0.4 million;

•	the purchase of $150.0 million of collateralized mortgage obligations (see Note 6 of the notes to consolidated financial statements;

•	capital contributions of $2.5 million to investments in unconsolidated affiliated real estate entities (see Note 4 of the notes to consolidated financial statements;

•	capital expenditures of $1.4 million related to our properties; and

•
additional funding of restricted escrows of $2.5 million (including $1.5 million of escrows returned to the lender in connection with certain second quarter foreclosure transactions which are classified as discontinued operations).

Financing activities

The net cash used in financing activities of approximately $30.9 million during the nine months ended September 30, 2010 primarily related to the following:

•	distributions to our common shareholders of $9.8 million;

•
distributions to our noncontrolling interests of $18.4 million,(including a $14.1 million distribution related to the disposition of certain of our investments in unconsolidated affiliated real estate entities) (see Notes 3 and 14 of the notes to consolidated financial statements);

•	common share redemptions of $1.8 million made pursuant to our share redemption program;

•	debt principal payments $2.0 million, including a lump sum principal payment of $0.7 million made in connection with the refinancing of one of our retail properties;

•	loan fees and expenses paid of $0.3 million; and

•
$1.5 million of proceeds received under a demand grid loan from 1407 Broadway, we also received $2.8 million of proceeds under a demand grid loan from POAC but it was converted to a distribution from our investment in POAC on June 30, 2010 (see note 4 of notes to consolidated financial statements ) .

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term.    We believe our current financial condition is sound, however due to the current economic conditions and the continued weakness in, and unpredictability of, the capital and credit markets, we can give no assurance that affordable access to capital will exist when our debt maturities occur.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2010.

Contractual Obligations	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total

Mortgage Payable [1]	$9,400,504	$16,559,012	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,173,531

Interest Payments[2]	2,785,543	10,783,140	10,190,593	10,029,118	9,886,252	15,163,525	58,838,171

Total Contractual Obligations	$12,186,047	$27,342,152	$12,281,360	$12,399,202	$38,695,708	$156,107,233	$259,011,702

1)
The amount due in 2010 of $9.4 million includes the principal balance of $9.1 million associated with the loan within the Camden portfolio that is in default status (see Notes 10 and 11 of notes to consolidated financial statements).

2)
These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All variable rate debt agreements are based on the one-month rate.  For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of September 30, 2010 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.  We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders, with the exception of (i) the debt service coverage ratio on the debt associated with our hotels (the “Hotels”), which the Company did not meet for the quarter ended June 30, 2010 and the quarter ended September 30, 2010 and (ii) the debt service coverage ratios on the debt associated with the Gulf Coast Industrial Portfolio, which the Company did not meet for the quarter ended September 30, 2010.

Under the terms of the loan agreement for the Hotels, the Company, once notified by the lender of noncompliance, has five days to cure by making a principal payment to bring the debt service coverage ratio to at least the minimum.  As of the date of this filing, the Company has not been notified by the bank as per the loan agreement; however if the bank does notify the Company and does not provide a waiver, then the Company will be required to pay approximately $0.3 million as a lump sum principal payment to avoid default.  Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties.  As of the date of this filing, the lender has taken no such action.  Additionally, both of these affected loans are current with respect to regularly scheduled monthly debt service payments as of the date of this filing..

We expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

See Note 11 of notes to the consolidated financial statements for additional information regarding our indebtedness.  See Note 10 of notes to consolidate financial statement for discussion of the loan within the Camden portfolio which is in default as a result of nonpayment of debt service.  The principal balance of this loan of $9.1 million has been accelerated and is due immediately.  We have reflected these loans as payments due in 2010 based upon the default status.

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

Below is a reconciliation of net income/(loss) to FFO for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income/(loss)	$133,624,840	$(49,319,070)	$142,269,014	$(57,071,916)
Adjustments:
Depreciation and amortization of real estate assets	1,921,700	2,410,574	4,801,290	6,716,175
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	6,141,234	8,287,673	24,582,477	16,700,083
(Gain)/loss on long-lived assets on disposal	-	(237,808)	230,445	(237,808)
Gain on disposal of investment property for unconsolidated affiliated real estate entities	(142,779,604)	(10,186)	(142,783,910)	(19,700)
Discontinued Operations:
Depreciation and amortization of real estate assets	-	283,763	204,449	851,834

FFO	$(1,091,830)	$(38,585,054)	$29,303,765	$(33,061,332)

Less: FFO attributable to noncontrolling interests	16,798	527,116	(456,674)	487,287

FFO attributable to Company's common share	$(1,075,032)	$(38,057,938)	$28,847,091	$(32,574,045)

FFO per common share, basic and diluted	$(0.03)	$(1.22)	$0.91	$(1.04)

Weighted average number of common shares outstanding, basic and diluted	31,818,482	31,297,445	31,757,597	31,204,618

Below is the reconciliation of MFFO for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

FFO	$(1,091,830)	$(38,585,054)	$29,303,765	$(33,061,332)
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases (1)	(93,256)	(101,666)	(195,531)	(316,725)
Straight-line rent adjustment (2)	(668,929)	(245,655)	(2,128,445)	(655,383)
Loss on long-lived assests	-	45,198,614	1,193,233	45,198,614
Gain on debt extinguishment	(74)	-	(17,169,736)	-
(Gain)/loss on sale of marketable securities	-	(1,187,624)	(66,756)	(343,725)
Other than temporary impairment - marketable securities	-	-	-	3,373,716
Total non cash adjustments	(762,259)	43,663,669	(18,367,235)	47,256,497
Other adjustments:
Acquisition/divestiture costs expensed (3)	10,470,846	1,279,774	12,226,845	1,432,282

MFFO	$8,616,757	$6,358,389	$23,163,375	$15,627,447

Less: MFFO attributable to noncontrolling interests	(132,570)	(86,854)	(359,163)	(176,654)

MFFO attributable to Company's common share	$8,484,187	$6,271,535	$22,804,212	$15,450,793

1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations as well as amortization from unconsolidated entities.

2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations as well as straight-line rent from unconsolidated entities.

3)
Acquisitions/divestiture costs expenses for the three and nine months ended September 30, 2010 represents divestiture costs from unconsolidated entities.  In connection with the closing of the Simon Transaction (see Note 3 of the notes to consolidated financial statements) approximately $9.6 million of divestiture costs are included in the Company’s loss on investments on unconsolidated affiliated real estate entities during the third quarter of 2010.

Sources of Distribution

 Since the period beginning February 1, 2006 through March 31, 2010, our Board declared a distribution for each three-month period, or quarter. These distributions were calculated based on stockholders of record each day during the applicable three-month period at a rate of $0.0019178 per day, which, if paid each day for a 365-day period, equaled a 7.0% annualized rate based on a share price of $10.00.

On July 28, 2010, our Board declared a distribution for the three-month period ending June 30, 2010. This distribution was calculated based on shareholders of record each day during the three-month period at a rate of $0.00109589 per day, and equaled a daily amount that, if paid each day for a 365-day period, equaled a 4.0% annualized rate based on a share price of $10.00. The distribution was paid in cash on August 6, 2010 to shareholders of record during the three-month period ended June 30, 2010.

In addition, on July 28, 2010, our Board decided to temporarily suspend our distribution reinvestment program (the “DRIP”) pending final approval of the related registration statement (the “DRIP Registration Statement”) by the Securities and Exchange Commission (the “SEC”).  Once the DRIP Registration Statement was declared effective by the SEC, the Board intended to resume the DRIP and the Company would pay out any future quarterly distributions in the form of cash or shares issued under the DRIP, based upon the individual shareholder’s preference on record.

Furthermore, on July 28, 2010, our Board decided to temporarily lower the distribution rate pending the closing of the Simon Transaction (see Note 2 of the notes to financial statements for further discussion).  Our Board also decided to meet as soon as a closing date for the Simon Transaction was set with the intention of declaring an additional distribution for the three-month period ended June 30, 2010 equal to a 4% annualized rate (the “Additional Distribution”), which would be payable after the closing of the Simon Transaction.  The Additional Distribution would bring the aggregate total distributions for the three months ended June 30, 2010 to an amount equal to an 8% annualized rate, based on a share price of $10.00, which represents an increase over the prior quarterly distributions which were equal to an annualized rate of 7%.  The Simon Transaction closed on August 30, 2010 and our Board declared the Additional Distribution, which was paid in cash on October 15, 2010 to stockholders of record during the three-month period ended June 30, 2010.

On September 16, 2010, our Board declared a distribution for the three-month period ending September 30, 2010.  This distribution was calculated based on shareholders of record each day during the three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, equaled a 7.0% annualized rate based on a share price of $10.00.   In addition, on October 26, 2010, DRIP Registration Statement was declared effective by the SEC and the DRIP was reinstated by the Company.  The distribution was paid on October 29, 2010 to shareholders of record during the three-month period ended September 30, 2010.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and nine months ended September 30, 2010.

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Distribution period:		Q3 2010	Q2 2010	Q1 2010

Date(s) distribution declared		September 16, 2010	July 28 and August 30, 2010, 2010	March 2, 2010

Date(s) distribution paid		October 29, 2010	August 6 and October 15, 2010	March 30, 2010

Distributions Paid	$13,442,831	$3,756,062	$6,353,866	$3,332,903
Distributions Reinvested	4,020,012	1,892,530	-	2,127,482
Total Distributions	$17,462,843	$5,648,592	$6,353,866	$5,460,385

Source of distributions
Cash flows used in operations	$6,615,248	$5,452,208	$(74,995)	$1,238,035
Proceeds from investment in affiliates and excess cash	8,720,113	196,384	6,428,861	2,094,868
Proceeds from issuance of common stock	2,127,482	-	-	2,127,482
Total Sources	$17,462,843	$5,648,592	$6,353,866	$5,460,385

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and nine months ended September 30, 2009

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Distribution period:		Q3 2009	Q2 2009	Q1 2009

Date distribution declared		September 17, 2009	May 13, 2009	March 30, 2009

Date distribution paid		October 15, 2009	July 15, 2009	April 15, 2009

Distributions Paid	$9,255,027	$3,151,937	$3,050,200	$3,052,890
Distributions Reinvested	7,074,324	2,367,469	2,394,520	2,312,335
Total Distributions	$16,329,351	$5,519,406	$5,444,720	$5,365,225

Source of distributions
Cash flows used in operations	$2,898,264	$1,169,895	$1,006,312	$722,057
Proceeds from issuance of common stock	13,431,087	4,349,511	4,438,408	4,643,168
Total Sources	$16,329,351	$5,519,406	$5,444,720	$5,365,225

The cash flows provided operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon MFFO.   Based upon MFFO for the three months ended September 30, 2010 and 2009, 100% of our distributions to our common stockholders will be or were funded from MFFO.

Based upon MFFO, for the nine months ended September 30, 2010 and 2009, 100% and 95%, respectively, of our distributions to our common stockholders were funded or will be funded from MFFO.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the Accounting standards Codification (“ASC”).  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2010, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of September 30, 2010, we held various marketable securities of approximately $180.9 million, which are available for sale for general investment return purposes (see Note 6 of the notes to consolidated financial statements).  We regularly review the market prices of these investments for impairment purposes.  As of September 30, 2010, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately by approximately $18.1 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of September 30, 2010:

	Remainder of 2010 (1)	2011	2012	2013	2014	Thereafter	Total

Mortgage Payable	$9,400,504	$16,559,012	$2,090,767	$2,370,084	$28,809,456	$140,943,708	$200,173,531

1)
In addition, the amount due in the remainder of 2010 of $9.4 million includes the principal balance of $9.1 million associated with a loan within the Camden portfolio that is in default status (see Note 9 and 10 of notes to consolidated financial statements).

As of September 30, 2010, approximately $15.8 million, or 8%, of our debt are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  However, approximately $6.5 million of our total outstanding variable-rate indebtedness was subject to a floor rate of 6.75% as of September 30, 2010.  Based on rates as of September 30, 2010, a 1% adverse movement (increase in LIBOR) would increase our annual interest expense by approximately $0.1 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the mortgage payable as of September 30, 2010 was approximately $206.7 million compared to the book value of approximately $200.2 million. The fair value of the mortgage payable as of December 31, 2009 was approximately $235.3 million, which includes $42.3 million related debt classified as liabilities  disposed of compared to the book value of approximately $244.5 million, including $42.3 related to debt classified as liabilities disposed of. The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2010, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On January 4, 2007, 1407 Broadway Real Estate LLC ("Office Owner"), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC ("1407 Broadway "), consummated the acquisition of a sub-leasehold interest (the "Sublease Interest") in an office building located at 1407 Broadway, New York, New York (the "Office Property"). 1407 Broadway is a joint venture between LVP 1407 Broadway LLC ("LVP LLC"), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC ("Manager"), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any shares.

Effective March 2, 2010, our board of directors (the “Board”) voted to temporarily suspend future share redemptions under the share redemption plan (the “Share Redemption Plan”) pending completion of a previously announced transaction relating to the disposition of certain retail outlet assets to Simon Property Group, Inc. and certain of its affiliates (collectively, “Simon”).  On August 30, 2010, the transaction with Simon closed and on September 16, 2010, the Company’s Board voted to reinstate effective October 1, 2010 future share redemptions, subject to certain restrictions, at a price of $9.00 per share under the Share Redemption Plan.

In addition, on July 28, 2010, the Board temporarily suspended the distribution reinvestment program (the Dividend Reinvestment Program”) pending final approval of the registration statement by the Securities and Exchange Commission (the “SEC”).  On October 26, 2010, the registration statement was declared effective by the SEC and the Dividend Reinvestment Program was reinstated by the Company.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 15, 2010	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)