Form 10-K
period 2010-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2011-03-31
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2010

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

Registrant’s telephone number, including area code: 732-367-0129

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the common shares held by non-affiliates of the registrant was $317.9 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2011, there were 31.7 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust, Inc. contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Lightstone Value Plus Real Estate Investment Trust, Inc. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Lightstone Value Plus Real Estate Investment Trust, Inc.’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Lightstone Value Plus Real Estate Investment Trust, Inc.’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Lightstone Value Plus Real Estate Investment Trust, Inc.’s expectations will be realized.

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

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) was formed on June 8, 2004 and subsequently qualified as real estate investment trust (“REIT”) during year ending December 31, 2006. We were formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

We are structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), we as the general partner, held a 98.5% interest as of December 31, 2010 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership). We are managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors and its Chief Executive Officer.

We acquire and manage a diversified (by geographical location and by type and size of property) portfolio of commercial and residential properties located throughout the United States and Puerto Rico. We have acquired and continue to seek to acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-markets with constraints on the amount of additional property supply. Additionally, we have acquired and will continue to seek to acquire fee interests in lodging properties located near major transportation arteries in urban and suburban areas; multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost.

We operate within five operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment, Hospitality Segment and Unallocated Segment. The Unallocated Segment includes our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2010, on a collective basis, we (i) wholly owned 4 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 290 rooms and (ii) owned interests in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects. All of the properties are located within the United States. As of December 31, 2010, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84%, 61%, 92% and 79% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room was $28 and occupancy was 72% for the year ended December 31, 2010.

Significant Transactions

On August 30, 2010, we, including our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (together with us and our Operating Partnership, the “LVP Parties”), completed the disposition of our and their interests in Mill Run, LLC (“Mill Run”), a Delaware limited liability company, and Prime Outlets Acquisition Company LLC (“POAC”), a Delaware limited liability company, to Simon Property Group, Inc. (“Simon”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company. This disposition transaction is referred to herein as the “Disposition”.

Under the terms of the Disposition, first announced on December 8, 2009, the LVP Parties, before allocation to noncontrolling interests, received $265.8 million in total consideration after transaction expenses, of which approximately $204.4 million was in the form of cash and the remainder was in the form of equity interests that are exchangeable for common operating partnership units of Simon OP. The original transaction was amended so that the LVP Parties retained several properties, including our St. Augustine outlet center and our 40% interest in the Livermore and Grand Prairie development projects, which were part of POAC prior to the transaction.

In connection with the closing of the Disposition we recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010. We also deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items is subject to the final adjustment. We incurred an additional $0.1 million of transaction expenses during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010.

The cash considerations that the LVP Parties received in connection with the closing of the Disposition were paid from the proceeds of a draw (the “Loan”) from a revolving credit facility that Simon OP entered into contemporaneously with the signing of the Contribution Agreement. The LVP Parties provided guaranties of collection (the “Guaranties”) with respect to the Loan in connection with the closing of the Disposition. Under the terms of the Guaranties, the LVP Parties are each obligated to make payments in respect of principal and interest on the Loan after Simon OP has failed to make payments, the Loan has been accelerated, and the lenders have failed to collect the full amount of the Loan after exhausting other remedies. The Guaranties by the LVP Parties are each limited to a specified maximum that is at least equal to their respective cash considerations. The maximum amounts of the Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.

In connection with the closing of the Disposition, the LVP Parties entered into a Tax Matters Agreement with Simon and Simon OP. Under this agreement, Simon and Simon OP generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the Disposition for specified periods of up to eight years following the closing of the Disposition. Simon and Simon OP have a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon and Simon OP agreed to maintain certain of the mortgage loans that are secured by POAC and Mill Run until their maturity, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to the Loan (or indebtedness incurred to refinance the Loan) for at least four years following the closing of the Disposition. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon and Simon OP breach their obligations under the Tax Matters Agreement, Simon and Simon OP will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the POAC and Mill Run, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

Simon OP and Simon generally are required to indemnify the LVP Parties, and certain affiliates of the Lightstone Group for liabilities and obligations under the Tax Protection Agreements with Arbor Mill Run JRM, LLC (“Arbor JRM”), Arbor National CJ, LLC (“Arbor CJ”), AR Prime Holdings LLC (“AR Prime”), TRAC Central Jersey LLC (“TRAC”), Central Jersey Holdings II, LLC (“Central Jersey”) and JT Prime LLC (“JT Prime”) relating to the Contributions of the Mill Run Interest and the POAC Interest that are caused by Simon OP’s and Simon’s actions after the closing of the Contributions (the “Indemnified Liabilities”). We and our Operating Partnership are required to indemnify Simon OP and Simon for all liabilities and obligations under the Tax Protection Agreements other than the Indemnified Liabilities.

Other Transactions

During the year ended December 31, 2010, as a result of our defaulting on the debt related to three properties within our Multi-Family Residential Segment due to the properties no longer being economically beneficial to us, the lender foreclosed on these three properties. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and we no longer have any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. The transactions resulted in a gain on debt extinguishment of $19.9 million, of which $17.2 million was recorded during the three months ended June 30, 2010 and $2.7 million was recorded during the three months ended December 31, 2010, and is included in discontinued operations for the year ended December 31, 2010. Accordingly, the assets and liabilities of these three properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

Noncontrolling Interests — Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone SLP, LLC, an affiliate of the Advisor, purchased $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit through March 31, 2009 and none thereafter.

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run and an aggregate 40.00% membership interest in POAC. These membership interests in Mill Run and POAC were subsequently disposed of during 2010; however the Common Units and Series A Preferred Units remain outstanding as of December 31, 2010.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels,) industrial and office properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with another party. Since inception, we have completed the following significant acquisitions and investments:

Acquisitions and Investments

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

2006 Activity:

The Company completed the acquisition of (i) an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”), (ii) four multi-family apartment communities in Southeast Michigan (collectively, the “Southeastern Michigan Multi-Family Properties”), and (iii) a retail power center and raw land in Omaha, Nebraska (collectively, “Oakview Plaza”).

2007 Activity:

The Company (i) acquired a 49.00% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York, (ii) purchased a land parcel in Lake Jackson, Texas, on which it subsequently completed the development of a retail power center (“Brazos Crossing Power Center”) in the first quarter of 2008, (iii) purchased an 8.5-acre parcel of undeveloped land, including certain development rights, of which a portion was used in connection with the expansion of the adjacent St. Augustine Outlet Center, (iv) purchased a portfolio of industrial and office properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (5 industrial and 2 office properties), Baton Rouge, Louisiana (3 industrial properties) and San Antonio, Texas (4 industrial properties), (v) purchased five apartment communities (collectively, the “Camden Multi-Family Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), (vi) purchased two hotels (collectively, the “Houston Extended Stay Hotels”) located in Houston, Texas and (vii) purchased an industrial building (“Sarasota”) located in Sarasota, Florida. During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) within the Camden Multi-Family Properties were disposed through foreclosure transactions.

2008 Activity:

The Company (i) made a preferred equity contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”) and (ii) acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida. During 2010, we received our final redemption payments from Park Avenue and therefore, we no longer had an investment in Park Avenue as of December 31, 2010.

2009 Activity:

On March 30, 2009, the Company acquired a 25.00% ownership interest in POAC, which had a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States. On August 25, 2009, the Company acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.00% ownership interest in POAC. The Company disposed of its aggregate 36.80% and 40.00% ownership interests in Mill Run and POAC, respectively, on August 30, 2010.

2010 Activity:

In December 2010, the Company acquired a grocery store-anchored retail property (“Everson Pointe”) located in Snellville, Georgia.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors. Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 9,611 multifamily units, 1.1 million square feet of office space, 2.4 million square feet of industrial space, 300-suite limited service hospitality, and 4.0 million square feet of retail space. These residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey and Illinois, our Sponsor employs approximately 500 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a program with similar investment objectives as ours.

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

Our Advisor and Property Manager are each related parties. Each of these entities receives compensation and fees for services for the investment and management of our assets. These entities receive fees during our offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

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

We may acquire the following types of real estate interests:

•	Fee interests in market-rate, middle market multifamily properties at a discount to replacement cost located either in emerging markets or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.
•	Fee interests in well-located, multi-tenant, community, power and lifestyle shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and submarkets. We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.
•	Fee interests in improved, multi-tenant, industrial properties located near major transportation arteries and distribution corridors with limited management responsibilities.
•	Fee interests in improved, multi-tenant, office properties located near major transportation arteries in urban and suburban areas.
•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2010, our total borrowings represented 67.0% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $195.5 million in outstanding long-term obligations as of December 31, 2010.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our distribution reinvestment program. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for deprecation and other non-cash items, it is likely that a portion of each distribution will constitute a tax deferred return of capital for U.S. federal income tax purposes.

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2010, we have paid aggregate distributions in the amount of $63.0 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total distributions declared during the years ended December 31, 2010, 2009 and 2008 were $23.1 million, $27.3 million and $9.9 million, respectively.

On March 4, 2011, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our distribution reinvestment program. On July 28, 2010, our Board of Directors decided to temporarily suspend our distribution reinvestment program pending final approval of the related registration statement (the “DRIP Registration Statement”) by the SEC. On October 26, 2010, the DRIP Registration Statement was declared effective by the SEC and the distribution reinvestment program was reinstated by us.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 453,167 common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 583,579 common shares or 26% of redemption requests received during the period. We redeemed shares at an average price per share of $9.24 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2010 and 2009, we had no material uncertain income tax positions and our net operating loss carry forward was $3.4 million. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The retail, lodging, office, industrial and residential real estate markets are highly competitive. We compete in all of our markets with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are other REITs with asset acquisition objectives similar to ours that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

We believe that our Sponsor’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enable us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to us in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.LightstoneREIT.com.

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

Distributions are based principally on cash available from our properties. The amount of cash available for distributions is affected by many factors, such as the operating performance of the properties we acquire, our ability to buy properties with proceeds from the disposition of our retail outlet assets, and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.
•	Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.
•	Until we invest these proceeds received from the Disposition in new real properties, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investment.
•	Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that are affecting real property. If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.
•	In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, that issuance could reduce the cash available for distributions to stockholders.
•	We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code of 1986, as amended, or the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Our operations could be restricted if we become subject to the Investment Company Act of 1940.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The price of our common stock is subjective and may not bear any relationship to what a stockholder could receive if it was sold.

Our Board of Directors determined the current net asset value of the common stock at $9.80 per share. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Conflicts of Interest

There are conflicts of interest between the Advisor, our property managers and their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC, which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, our property managers, our Operating Partnership, our dealer manager and affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT II LLC, the advisor to Lightstone II. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Our Advisor, property managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the Sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment after 75% of the total gross proceeds from our initial public offering have been invested or committed for investment in real properties, which occurred during the year ended December 31, 2009.

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

Some compensation is payable to our Advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our Advisor and its affiliates benefit from us retaining ownership of our assets and leveraging our assets, while our stockholders may be better served by sale or disposition or not leveraging the assets. In addition, the Advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of the Advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock. Because asset management fees payable to our Advisor are based on total assets under management, including assets purchased using debt; our Advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management.

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

Proskauer Rose LLP acts as legal counsel to us and our Sponsor and various affiliates including, our Advisor. The interests of our Sponsor and its affiliates, including our Sponsor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our Sponsor and its affiliates, including our Advisor.

Each member of our Board of Directors is also on the Board of Directors of Lightstone Value Plus Real Estate Investment II, Inc.

Each of our directors is also a director of Lightstone II. Accordingly, each of our directors owes fiduciary duties to Lightstone II and its stockholders. The duties of our directors to Lightstone II may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone II for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by our directors’ duties to Lightstone II and its stockholders. In addition, decisions of our Board of Directors regarding the timing of our property sales could be influenced by concerns that the sales would compete with those of Lightstone II.

Risks Related to our Organization, Structure and Management

Limitations on Changes in Control (Anti-Takeover Provisions).

Our organizational structure makes us a difficult takeover target. Certain provisions in our charter, bylaws, operating partnership agreement, advisory agreement and Maryland law may have the effect of discouraging a third party from making an acquisition proposal and could thereby depress the price of our stock and inhibit a management change. Provisions that may have an anti-takeover effect and inhibit a change in our management include the following listed below.

There are ownership limits and restrictions on transferability and ownership in our charter.

In order for us to qualify as a REIT, no more than 50% of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this “closely held” test, among other purposes, our charter provides that, subject to some exceptions, no person may beneficially or constructively own, or be deemed to beneficially or constructively own by virtue of attribution provisions of the Code, (i) more than 9.8% in value of our aggregate outstanding shares of capital stock or (ii) capital stock to the extent that such ownership would result in us being “closely held” within the meaning of Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year). Our Board of Directors may exempt a person from the 9.8% ownership limit upon such conditions as the Board of Directors may direct. However, our Board of Directors may not grant an exemption from the 9.8% ownership limit to any proposed transferee if it would result in the termination of our status as a REIT.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor. In particular, we depend on the skills and expertise of David Lichtenstein, the architect of our investment strategies. Neither we nor our Advisor has employment agreements with any of our key personnel, including Mr. Lichtenstein and we cannot guarantee that all, or any particular one, of our employees will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer.

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

Certain provisions of Maryland law restrict mergers and other business combinations and provide that holders of control shares of a Maryland corporation acquired in a control share acquisition have limited voting rights. The business combination statute could have the effect of discouraging offers from third parties to acquire us, and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock; however, this provision may be amended or eliminated at any time in the future.

Management and Policy Changes

Our rights and the rights of our stockholders to take action against the directors and our Advisor are limited.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to the restrictions discussed below, our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, require us to indemnify our directors, officers, employees and agents and our Advisor for actions taken on our behalf, in good faith and in our best interest and without negligence or misconduct or, in the case of independent directors, without gross negligence or willful misconduct. As a result, the stockholders and we may have more limited rights against our directors, officers, employees and agents, and our Advisor than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases.

Stockholders have limited control over changes in our policies.

Our Board of Directors determines our major policies, including our investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Subject to the investment objectives and limitations set forth in our charter, our Board of Directors may amend or revise these and other policies. Although stockholders will have limited control over changes in our policies, our charter requires the concurrence of a majority of our outstanding stock in order for the Board of Directors to amend our charter (except for amendments that do not adversely affect stockholders’ rights, preferences and privileges), sell all or substantially all of our assets other than in the ordinary course of business or in connection with our liquidation or dissolution, cause our merger or other reorganization, or dissolve or liquidate us, other than before our initial investment in property.

Certain of our affiliates will receive substantial fees prior to the payment of distributions to our stockholders.

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

Our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

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

Risks Associated with our Properties and the Market

Real Estate Investment Risks

Operating risks.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the distributions we have paid and/or declared.

We intend to rely primarily on our cash flow from our investments to pay our operating expenses and to make distributions to our stockholders. The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If the properties we invest in fail to generate revenue that is sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and dividend at any particular level, if at all. The sufficiency of cash flow to fund future dividend payments will depend on the performance of our real property investments.

Economic conditions may adversely affect our income.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, higher unemployment, less consumer spending and a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced the demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of some of our properties has declined resulting in impairment charges during the year ended December 31, 2010 and 2009 and these values may decline further if the current market conditions persist or worsen. In addition, for three of our multifamily properties which were impaired during 2009, we stopped future debt service payments on the respective mortgage loans, as we had determined that such debt service payments would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these three loans. Foreclosure sales by the lender on all three of these properties were completed during the year ended December 31, 2010.

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

The continued rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

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

Lease payment defaults by commercial tenants would most likely cause us to reduce the amount of distributions to stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default by a significant commercial tenant or a substantial number of commercial tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. As a result, lease payment defaults by tenants could reduce our profitability and may cause us to reduce the amount of distributions to stockholders.

Even if the tenants of our properties do renew their leases or we relet the units to new tenants, the terms of renewal or reletting may be less favorable than current lease terms. If the lease rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Commercial tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Therefore, the weakening of the financial condition of a significant commercial tenant or a number of smaller commercial tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations.

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

We may give some commercial tenants the right, but not the obligation, to purchase their properties from us beginning a specified number of years after the date of the lease. Some of our leases also generally provide the tenant with a right of first refusal on any proposed sale provisions. These policies may lessen the ability of our Advisor and our Board of Directors to freely control the sale of the property.

Although we may grant a lessee a right of first offer or option to purchase a property, there is no assurance that the lessee will exercise that right or that the price offered by the lessee in the case of a right of first offer will be adequate. In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Even absent such restrictions, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any property for the price or on the terms set by us, and prices or other terms offered by a prospective purchaser may not be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds unavailable to correct such defect or to make such improvements.

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

There may be shortages or increased costs of fuel, natural gas, water, electric power or allocations thereof by suppliers or governmental regulatory bodies in the areas where we purchase properties, in which event the operation of our properties may be adversely affected. Increased costs of fuel may reduce discretionary spending on luxury retail items, which may adversely affect our retail tenants if we purchase retail properties. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy and rising costs of energy for their customers. Such adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.

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

Retail Industry Risks

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

Residential Industry Risks

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

As a result of the effects of the current economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse affect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Lodging Industry Risks

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

Our lodging properties, such properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments, such as financial disagreements between the third party manager and the owner, disagreements about marketing between the third party manager and the owner and the third party manager’s brand falls out of favor. Any lodging properties we may acquire are expected to be operated under brands owned by an affiliate of our Sponsor and managed by a management company that is affiliated with such brands. Because of this concentration, negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate continues to manage any lodging properties we acquire.

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

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all of our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. Our lodging operations were not significant to our overall results in 2010, and while we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

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

Travel and hotel industries have been affected by economic slowdowns, terrorist attacks and other world events.

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

Industrial Industry Risks

Potential liability as the result of and the cost of compliance with, environmental matters is greater if we invest in industrial properties or lease our properties to tenants that engage in industrial activities.

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

Risks Related to Real Estate-Related Investments

Risks Associated with Investments in Mezzanine and Mortgage Loans

Our Advisor does not have substantial experience investing in mezzanine and mortgage loans, which could result in losses to us.

Neither our Advisor nor any of its affiliates have substantial experience investing in mezzanine or mortgage loans. If we make or acquire such loans, or participations in them, we may not have the necessary expertise to maximize the return on our investment in these types of loans.

The risk of default on mezzanine and mortgage loans is caused by many factors beyond our control, and our ability to recover our investment in foreclosure may be limited.

The default risk on mezzanine and mortgage loans is caused by factors beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning and failure by the borrower to maintain the property. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

In the event that there are defaults under these loans, we may not be able to quickly repossess and sell the properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many delays and expenses typical of any foreclosure action. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.

The mezzanine loans in which we may invest involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment.

Our mortgage or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them.

If we invest in fixed-rate, long-term mortgage or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Fluctuations in interest rates adverse to our loans could adversely affect our returns on such loans.

The liquidation of our assets may be delayed as a result of our investment in mortgage or mezzanine loans, which could delay distributions to our stockholders.

The mezzanine and mortgage loans we may purchase will be illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. If we enter into mortgage or mezzanine loans with terms that expire after the date we intend to have sold all of our properties, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage or mezzanine loans expire or are sold.

Risks Related to Investments in Real Estate-Related Securities

We may invest in various types of real estate-related securities.

We may invest in real estate-related securities, including securities issued by other real estate companies, mortgage-backed securities (“MBS”) or collateralized debt obligations (“CDOs”). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our Advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates do not have experience, our Advisor intends to employ persons, engage consultants or partner with third parties that have, in our Advisor’s opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage backed securities in which we may investment will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or other types of commercial property, and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The MBS and CDOs in which we may invest are subject to several types of risks.

MBS are bonds which evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as MBS, mortgage loans, B-notes, or mezzanine paper. Accordingly, the MBS and CDOs we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of MBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of MBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, MBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

MBS and CDOs are also subject to several risks created through the securitization process. Subordinate MBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate MBS and CDOs will not be fully paid. Subordinate securities of MBS and CDOs are also subject to greater credit risk than those MBS and CDOs that are more highly rated.

If we use leverage in connection with our investment in MBS or CDOs, the risk of loss associated with this type of investment will increase.

We may use leverage in connection with our investment in MBS or CDOs. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the MBS or

CDOs acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the MBS or CDOs subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying securities.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to several factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. If the issuer defaults on our investment, we would only be able to take action against the entity in which we have an interest, not the property owned by such entity underlying our investment. As a result, we may not recover some or all of our investment, which could result in losses to us.

Market conditions and the risk of further market deterioration may cause a decrease in the value of our real estate securities.

The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

We may invest in any real estate securities, including MBS and CDOs, that contain assets that could be classified as sub-prime residential mortgages. The values of many of these securities are sensitive to the volatility of the credit markets, and many of these securities may be adversely affected by future developments. In addition, to the extent there is turmoil in the credit markets, it has the potential to materially affect both the value of our real estate related securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate related securities investments.

The market volatility has also made the valuation of these securities more difficult, particularly the MBS and CDO assets. Management’s estimate of the value of these investments incorporates a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of these securities holdings, the fair values of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to market events, many of these investments are subject to rapid changes in value caused by sudden developments which could have a material adverse effect on the value of these investments.

A portion of our real estate securities investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate securities that we may purchase in the future in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their sale, transfer pledge or other disposition except in a transaction exempt from the registration requirements of those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Interest rate and related risks may cause the value of our real estate securities investments to be reduced.

Interest rate risk is the risk that fixed income securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate securities investments.

Real Estate Financing Risks

General Financing Risks

We have incurred mortgage indebtedness and other borrowings, which may increase our business risks.

We acquired and intend to continue to acquire properties subject to existing financing or by borrowing new funds. In addition, we incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

Our debt financing for acquisitions is frequently determined from appraised values in lieu of acquisition cost. As appraisal values are typically greater than acquisition cost for the type of value assets we seek to acquire, our debt can be expected to exceed certain leverage limitations defined in our charter. Our Board, including all of its independent directors, has approved and will continue to approve any leverage exceptions as required by our Articles of Incorporation.

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2010, our total borrowings represented 67% of net assets.

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of factors, including decreasing values of residential and commercial real estate, limited access to credit, the collapse or near collapse of certain financial institutions, higher energy costs, decreased consumer spending and fears of a national and global recession. Certain of our Sponsor’s program and non-program properties have been adversely affected by recent market conditions and their impact on the real estate market. For example, increased unemployment and the resulting decrease in business travel has adversely affected the occupancy rates and revenues per room at our Sponsor’s lodging properties. After an analysis of these factors and other factors, taking into account the increased costs of borrowing, the dislocation in the credit markets and that certain properties are not generating sufficient cash flow to cover their fixed costs, the Sponsor has elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our Sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may increase the time it takes for us to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

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

Insurance Risks

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our Advisor determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some of our commercial tenants may be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which our Advisor determines are sufficient to cover reasonably foreseeable losses. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

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

In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted into law. TRIPRA extends the federal terrorism insurance backstop through 2014. The government backstop the extension provides, contributes to the continued stabilization of the terrorism insurance market place allowing us the opportunity to secure coverage at commercially reasonable rates, and thus mitigate certain of the risks described above.

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

Compliance with Laws

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

Adverse economic conditions have negatively affected our returns and profitability.

The timing, length and severity of any economic slowdown that the nation experiences, including the current economic slowdown, cannot be predicted with certainty. Since we may liquidate within seven to ten years after August 2009, when the proceeds from our initial public offering were fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

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

U.S. Federal Income Tax Risks

Stockholders’ investment has various U.S. federal income tax risks.

Stockholders should consult their own tax advisors concerning the effects of U.S. federal, state and local income tax law on an investment and on stockholders’ individual tax situation.

If we fail to maintain our qualification as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation. We intend to maintain our qualification as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. The requirements to maintain this qualification, however, are complex. If we fail to meet these requirements, our dividends will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and stockholders’ yield on stockholders’ investment. In addition, tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results.

Moreover, if our REIT status is terminated because of our failure to meet a technical REIT test or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. This could materially and negatively affect stockholders’ investment by causing a loss of common stock value.

Stockholders may have tax liability on distributions that they elect to reinvest in common stock but would not receive the cash from such distributions to pay such tax liability.

If stockholders participate in our distribution reinvestment program, such stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the common stock received.

The opinion of Proskauer Rose LLP regarding our status as a REIT does not guarantee our ability to remain a REIT.

We believe that we have qualified as a REIT commencing with our taxable year ending December 31, 2006. Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Our legal counsel, Proskauer Rose LLP will not review these operating results or compliance with the qualification standards. We may not satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of this prospectus and is not binding on the Internal Revenue Service or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively, which could result in our disqualification as a REIT.

Failure to qualify as a REIT or to maintain such qualification could materially and negatively impact stockholders’ investment and its yield to stockholders by causing a loss of common share value and by substantially reducing our cash available to pay distributions.

If the Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Even REITS may be subject to U.S. federal, state and local taxes.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. This will result in our stockholders being treated for tax purposes as though they had received their proportionate shares of such retained income and paid the tax on it directly.

However, to the extent we have already paid income taxes directly on such income; our stockholders will also be credited with their proportionate share of such taxes already paid by us. Stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets such as our TRSs, which are subject to full U.S. federal, state and local corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

As a result, we may not be able to continue to satisfy the REIT requirements, and it may cease to be in our best interests to continue to do so in the future.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we do not believe that the terms of the Program would cause us to be treated as paying preferential dividends, we can provide no assurance to this effect.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Generally, under IRS Revenue Procedure 2010 – 12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the price of our common stock.

Further, while Revenue Procedure 2010 – 12 generally applies only to taxable dividends payable in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Future changes in the income tax laws could adversely affect our profitability.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of December 31, 2010	Annualized Revenues based on rents at December 31, 2010
Wholly-Owned Real Estate Properties:
Retail
Wholly-owned:
St. Augustine Outlet Center	St. Augustine, FL	1998	337,719	83.1%	$4.3 million
Oakview Plaza	Omaha, NE	1999 – 2005	177,103	78.6%	$1.9 million
Brazos Crossing Power Center	Lake Jackson, TX	2007 – 2008	61,213	100.0%	$0.8 million
Everson Pointe	Snellville, GA	1999	81,428	86.0%	$0.8 million
		Retail Total	657,463	83.8%
Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980 – 2000	339,700	72.6%	$2.9 million
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982 – 1986	484,255	62.7%	$1.4 million
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985 – 1987	182,792	92.0%	$1.1 million
Sarasota	Sarasota, FL	1992	276,987	22.1%	$0.2 million
		Industrial Total	1,283,734	60.7%

Multi-Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of December 31, 2010	Annualized Revenues based on rents at December 31, 2010
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965 – 1972	1,017	89.6%	$7.0 million
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984 – 1985	568	96.8%	$3.5 million
		Residential Total	1,585	92.2%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended December 31, 2010	Revenue per Available Room through December 31, 2010
Wholly-Owned Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	106,215	71.5%	$27.80

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2010	Annualized Revenues based on rents at December 31, 2010
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	78.9%	$33.3 million

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“1407 Broadway”), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property”). 1407 Broadway is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of our Operating Partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease. The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor from issuing further default notices without valid grounds or in bad faith. We believe any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

As of the date hereof, we are not a party to any other material pending legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2011, we had approximately 31.7 million common shares outstanding, held by a total of 7,582 stockholders. The number of stockholders is based on the records of ACS Securities Services, Inc, which serves as our registrar and transfer agent.

There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Our share redemption program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares for at least one year prior to offering the shares for sale to us through the share redemption program. Subject to the limitations described in the Registration Statement, we will also redeem shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares for the required one-year period may sell shares back to us at the lesser of (i) the share price as determined by our Board of Directors or (ii) the purchase price per share if purchased at a reduced price. As of December 31, 2010, the share price determined by our Board of Directors for the share redemption program is $9.00 per share.

A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through the share redemption program, although if a stockholder redeems all of its shares our Board of Directors has the discretion to exempt shares purchased pursuant to the distribution reinvestment plan from this one year requirement. Other affiliates will not be eligible to participate in share redemption program.

Pursuant to the terms of the share redemption program, we will make repurchases, if requested, at least once quarterly. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to two (2.0%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share redemption program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 453,167 common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 583,579 common shares or 26% of redemption requests received during the period.

Our Board of Directors, at its sole discretion, has the power to terminate the share redemption program after the end of the offering period, change the price per share under the share redemption program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share redemption program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share redemption program requires the unanimous affirmative vote of the independent directors.

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

We are required to report the annual statement of value to our shareholder as part of our December 31, 2010 reporting. As of December 31, 2010, management has determined that the value for shareholders is estimated to be $9.80 per share.

The value for shareholder is only an estimate and may not reflect the actual value of our shares. The value is based on the estimated value of each share of common stock, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, based as of the close of year end December 31, 2010. The value represents an average price per share within a range of prices we estimated utilizing various assumptions.

In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, our Board of Directors confirmed the purchase price under our distribution reinvestment program as $9.50 per share. Under our distribution reinvestment program, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for distributions paid and excluding any net capital gains. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our distribution reinvestment program. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for deprecation and other non-cash items, it is likely that a portion of each distribution will constitute a tax deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2010, we have paid aggregate distribution in the amount of $63.0 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the years ended December 31, 2010, 2009 and 2008 were $23.1 million, $27.3 million and $9.9 million, respectively.

On March 4, 2011, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our distribution reinvestment program. On July 28, 2010, our Board of Directors decided to temporarily suspend our distribution reinvestment program pending final approval of the related registration statement (the “DRIP Registration Statement”) by the SEC. On October 26, 2010, the DRIP Registration Statement was declared effective by the SEC and the distribution reinvestment program was reinstated by us.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by/(used in) operations for the years ended December 31, 2010 and 2009.

	2010
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Distribution period	2010 Year	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Date distribution declared		November 15, 2010	September 16, 2010	July 28 and August 30, 2010	March 2, 2010
Date distribution paid		January 14, 2011	October 29, 2010	August 6 and October 15, 2010	March 30, 2010
Distribution Paid	$17,186,557	$3,712,816	$3,744,197	$6,237,464	$3,492,080
Distribution Reinvested	5,899,148	1,891,425	1,876,529	—	2,131,194
Total Distribution	$23,085,705	$5,604,241	$5,620,726	$6,237,464	$5,623,274
Source of distributions
Cash flows provided by/(used in) operations	$6,816,064	$200,816	$5,452,208	$(74,995)	$1,238,035
Procceds from investment in affiliates and excess cash	10,370,493	3,512,000	(1,708,011)	6,312,459	2,254,045
Proceeds from issuance of common stock through distribution reinvestment program	5,899,148	1,891,425	1,876,529	—	2,131,194
Total Sources	$23,085,705	$5,604,241	$5,620,726	$6,237,464	$5,623,274

	2009
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Distribution period	2009 Year	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Date distribution declared		November 3, 2009	September 17, 2009	May 13, 2009	March 30, 2009
Date distribution paid		January 15, 2010	October 15, 2009	July 15, 2009	April 15, 2009
Distribution Paid	$12,492,168	$3,237,141	$3,151,937	$3,050,200	$3,052,890
Distribution Reinvested	9,394,853	2,320,529	2,367,469	2,394,520	2,312,335
Total Distribution	$21,887,021	$5,557,670	$5,519,406	$5,444,720	$5,365,225
Source of distributions
Cash flows provided by/(used in) operations	$1,377,643	$(1,520,621)	$1,169,895	$1,006,312	$722,057
Proceeds from issuance of common stock	20,509,378	7,078,291	4,349,511	4,438,408	4,643,168
Total Sources	$21,887,021	$5,557,670	$5,519,406	$5,444,720	$5,365,225

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

On March 4, 2011, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our Distribution Reinvestment Program.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. As discussed in Note 2 to the consolidated financial statements, the selected financial data presented below excludes three properties within our multi-family segment due to their classification as discontinued operations.

	2010	2009	2008	2007	2006
Operating Data:
Revenues	$32,393,298	$33,856,211	$33,605,160	$24,931,245	$8,438,688
Gain on dispostion of unconsolidated affiliated real estate entities	142,692,868	—	—	—	—
Loss from investments in affiliated real estate entities	(12,096,078)	(10,310,720)	(3,357,267)	(7,267,949)	—
Net income/(loss) from continuing operations	122,878,962	(34,000,141)	(26,143,617)	(9,220,254)	(1,536,430)
Net income/(loss) from discontinued operations	19,062,020	(32,103,503)	(2,080,547)	(22,162)	—
Net income/(loss) from discontinued operations	141,940,982	(66,103,644)	(28,224,164)	(9,242,416)	(1,536,430)
Less: net (income)/loss attributable to noncontrolling interest	(12,010,478)	908,991	84,805	26	86
Net income/(loss) applicable to Company's common shares	$129,930,504	$(65,194,653)	$(28,139,359)	$(9,242,390)	$(1,536,344)
share
Continuing operations	$3.49	$(1.06)	$(1.15)	$(1.00)	$(0.96)
Discontinued operations	0.60	(1.02)	(0.09)	(0.01)	—
Basic and diluted income/(loss) per Company's common shares	$4.09	$(2.08)	$(1.24)	$(1.01)	$(0.96)
Distributions declared for Company's common shares(1)	$23,085,705	$27,334,606	$9,911,835	$7,125,331	$1,101,708
Weighted average common shares outstanding – basic and diluted	31,755,268	31,276,697	22,658,290	9,195,369	1,594,060
Balance Sheet Data:
Total assets	$517,458,077	$429,563,876	$501,648,900	$369,701,354	$140,708,217
Long-term obligations	195,523,028	193,032,356	195,241,623	186,191,071	95,475,000
Liabilities disposed of	—	52,795,061	52,625,751	52,314,863	—
Company's stockholder's equity	244,031,479	131,702,285	214,513,327	100,112,198	35,975,704
Other financial data:
Funds from operations (FFO) attributable to Company's common shares(2)	$31,244,754	$(28,243,129)	$(11,566,691)	$4,865,844	$1,138,325

(1)	Distributions declared per common share for the year ended December 31, 2009 include the distributions related to the quarter end December 31, 2008 which were declared on January 8, 2009.
(2)	In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”) as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFFO when reporting their results. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after

NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of this offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplemental measure, when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets, gain on debt extinguishment, unrealized gains/(losses) from mark to market adjustments on derivative not deemed hedges under GAAP and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

Accordingly, we believe that FFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of FFO and MFFO non-gaap measurements to net income/(loss) applicable to common shares.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc., (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and may continue to acquire and operate in the future, commercial, residential and hospitality properties, principally in the United States. Our acquisitions are, principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), and may include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and our residential properties are principally comprised of ``Class B” multi-family complexes.

As discussed in Note 2 to the consolidated financial statements, the results of operations presented below exclude three properties within our multi-family segment due to their classification as discontinued operations.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2010, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. Additionally, we acquired or seek to acquire mid-scale, extended stay lodging properties and multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2011 for our commercial as well as multi-family residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multi-family residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

U.S. and global credit and equity markets have recently undergone significant disruption, making it more difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course. Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.

During the year ended December 31, 2010, as a result of our defaulting on the debt related to three properties due to the properties no longer being economically beneficial to us, the lender foreclosed on these three properties. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and we no longer have any ownership interests in these three properties. The operating results of these three properties through their date of disposition have been classified as discontinued operations on a historical basis for all periods presented. The transactions resulted in a gain on debt extinguishment of $19.9 million of which $17.2 million was recorded during the second quarter of 2010 and $2.7 million was recorded during the fourth quarter of 2010. The gain on debt extinguishment is included in discontinued operations for the year ended December 31, 2010. Accordingly, the assets and liabilities of these three properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

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

Simon Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in POAC, which includes 18 operating outlet center properties and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for us to retain the St. Augustine Outlet center and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon.

On August 30, 2010, the Simon Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both Livermore and Grand Prairie which were retained.

In connection with the closing of the Simon Transaction, we recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010. We also deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items is subject to the final adjustment. We incurred an additional $0.1 million of transaction expenses during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010.

Critical Accounting Estimates and Policies

General.

Our consolidated financial statements of included in this annual report include our accounts, the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

We record assets and groups of assets and liabilities which comprise disposal groups as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. Once assets are classified as held for sale, we cease recording depreciation expense on those assets. Additionally, we record the operating results and cash flows related to these assets and liabilities as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, for all periods presented, if the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and we will not have any significant continuing involvement in the operations of the disposal group after disposal.

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

Real Estate Purchase Price Allocation.

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operations. Transaction costs, which are incurred related to our investment in unconsolidated real estate entities accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date. We may utilize independent appraisals to assist in determining fair values.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute a similar leases. These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease. The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Unconsolidated Affiliated Real Estate Entities.

We evaluate all joint venture arrangements for consolidation. We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining if the investment qualifies for consolidation.

For those investments in affiliated real estate entities which do not meet the criteria for consolidation, we record these investments in unconsolidated real estate entities using the equity or cost method of accounting. Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the applicable operating agreements of the real estate entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities are recorded as interest income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated real estate entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities.

We may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. We record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss in other, net within the consolidated statement of operations.

Inflation

We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. Our long-term leases are expected to contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions will include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index. In addition, our leases are expected to require tenants to pay a negotiated share of operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in affiliated real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Manager. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2010 and 2009, we had no material uncertain income tax positions and our net operating loss carry forward was $3.4 million. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities. For the years ended December 31, 2010 and 2009, there was no tax provision recorded. For the year ended December 31, 2008, the tax provision recorded related to the TRS was approximately $0.1 million and is included in other income, net in the consolidated statement of operations.

Results of Operations

Our primary financial measure for evaluating each of our properties is net operating income (“NOI”). NOI represents rental income less property operating expenses, real estate taxes and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties.

Comparison of the year ended December 31, 2010 versus the year ended December 31, 2009

Consolidated

Revenues

Total revenues decreased by $1.5 million to $32.4 million for the year ended December 31, 2010 compared to $33.9 million for the same period in 2009. The decrease reflects declines in revenues in our (i) Retail segment of $0.1 million, (ii) Multi-Family Residential segment of $0.4 million, (iii) Industrial segment of $0.5 million and (iv) Hotel Hospitality segment of $0.5 million. See “Segment Results of Operations for the Year December 31, 2010 compared to December 31, 2009” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by $0.6 million to $12.1 million for the year ended December 31, 2010 compared to $12.7 million for the same period in 2009. The decrease is primarily due to a decrease of approximately $0.5 million in repairs and maintenance expense.

Real estate taxes

Real estate taxes remained relatively flat at $3.4 million for the year ended December 31, 2010 compared to $3.5 million for the same period in 2009.

Impairment of long-lived assets, net of (gain)/loss on disposal

Continuing Operations —

The impairment of long-lived assets, net of (gain)/loss on disposal of $1.1 million during the year ended December 31, 2010 primarily consists of an impairment charge of $1.2 million within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.

The impairment of long-lived assets, net of (gain)/loss on disposal of $14.6 million during the year ended December 31, 2009 consisted of aggregate asset impairment charges of $14.9 million, partially offset by a $0.3 million gain on disposal of assets. The asset impairment charges primarily related to the impairment (i) within our Multi-Family Residential Segment of $12.9 million associated with two of the apartment communities (located in Charlotte and Greensboro, North Carolina) in our Camden Multi-Family Properties and (ii) $2.0 million within our Retail Segment associated with our Brazos Crossing Power Center. See discussion below under “Comparison of the year ended December 31, 2009 versus the year ended December 31, 2009” for additional information.

Discontinued Operations —

During the year ended December 31, 2009, we also recorded an impairment charge of $30.3 million related to three of the apartment communities (located in Tampa, Florida) within our Camden Multi-Family Properties which are included in discontinued operations because they were foreclosed on during 2010. See discussion below under “Comparison of the year ended December 31, 2009 versus the year ended December 31, 2008” for additional information.

General and administrative expenses

General and administrative costs increased by $0.7 million to $8.9 million for the year ended December 31, 2010 compared to $8.2 million for the same period in 2009. The increase is primarily due to the following:

•	$0.4 million in acquisition fees expensed related to the acquisition of Everson Pointe in December 2010, and
•	an increase of $0.3 million in accounting, legal and consulting services due to additional audit fees incurred during the year ended December 31, 2010 related to work performed on investments in unconsolidated affiliated real estate entities which were not part of the audit process for most of the same period in 2009.

Depreciation and amortization

Depreciation and amortization expense decreased by $2.0 million to $6.5 million for the year ended December 31, 2010 compared to $8.5 million for the same period in 2009 primarily due to a change in depreciation expense associated with the St. Augustine Outlet Center. During 2010, the St. Augustine Outlet Center was initially classified as held for sale and on June 28, 2010 this property was reclassified to held and used. The assets related to the St. Augustine Outlet Center were not depreciated during the period January 1 through June 28, 2010 because the St. Augustine Outlet Center was classified as held for sale. The depreciation expense recorded for the St. Augustine Outlet Center during the year ended December 31, 2010 was $1.5 million lower compared to the same period in 2009. In addition, a reduction in the depreciable asset base as a result of the aforementioned impairment charges recorded during the years ended December 31, 2010 and 2009 in our Multi-Family and Retail segments also contributed to the decline.

Other income/(expense), net

Other income/(expense), net decreased by $2.5 million to an expense of $2.0 million for the year ended December 31, 2010 compared to income of $0.5 million for the same period in 2009. The decrease in other income/(expense), net was primarily attributable to a $2.6 million charge recorded during the year ended December 31, 2010 related to the fair value adjustment on a collar derivative financial instrument entered into to protect our value in an equity investment within a certain range, which did not exist during the same period in 2009.

Interest income

Interest income increased by $1.5 million to $5.7 million for the year ended December 31, 2010 compared to $4.2 million for the same period in 2009 due to an increase in dividends and interest income earned on investments which were primarily the result of an increase in our investments during 2010 as a result of the Simon Transaction. In addition, the increase also reflects additional interest earned on related party loans of $0.6 million.

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively consistent at $11.6 million for the years ended December 31, 2010 and 2009.

Gain on disposition of investments in unconsolidated affiliated real estate entities

During 2010 we disposed of certain of our interests in investment in unconsolidated affiliated real estate entities in connection with the completion of the Simon Transaction and recognized a gain on disposition of approximately $142.7 million in the consolidated statements of operations during the year ended December 31, 2010. We did not dispose of any of its interests in unconsolidated affiliated real estate entities during the year end December 31, 2009.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities decreased by $0.5 million to a $0.2 million loss for the year ended December 31, 2010 compared to a $0.3 million gain for the same period in 2009 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Other than temporary impairment — marketable securities

Other than temporary impairment — marketable securities decreased by $3.4 million to zero during the year ended December 31, 2010 compared to $3.4 million charge during the same period in 2009. During the year ended December 31, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary. During the year ended December 31, 2010 we did not have a similar impairment charge.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consisted of our investments in POAC, Mill Run and 1407 Broadway. Our loss from investments in unconsolidated affiliated real estate entities increased by $1.8 million to $12.1 million for the year ended December 31, 2010 compared to $10.3 million during the same period in 2009.

This increase was primarily due to (i) a higher net allocated loss from POAC and Mill Run of approximately $2.1 million (which also reflects $9.6 million of Simon Transaction divestiture costs) and (ii) an increase in allocated loss from 1407 Broadway of $1.3 million, partially offset by a $1.6 million decrease in depreciation expense associated with the difference in our cost of the POAC and Mill investments in excess of their historical net book values. Our equity earnings in unconsolidated affiliated real estate entities were also significantly impacted by the timing of acquisitions and dispositions of our ownership interests in POAC and Mill Run during the 2009 and 2010 periods, respectively.

Net income/(loss) from discontinued operations

Net income from discontinued operations for the year ended December 31, 2010 was approximately $19.1 million compared to a net loss from discontinued operations of $32.1 million for the year ended December 31, 2009. The net income/(loss) from discontinued operations is comprised of the results of operations from three apartment communities in our Camden Multi-Family Properties which were disposed of through foreclosure during the year ended December 31, 2010. The results of operations for these three apartment communities are classified as discontinued operations in all periods presented. The net income from discontinued operations for the year ended December 31, 2010, includes a gain on debt extinguishment of approximately $19.9 million, which did not occur during the same period in 2009. The net loss from discontinued operations for the year ended December 31, 2009 includes the aforementioned asset impairment charge of $30.3 million compared to $0.3 million loss on disposal recorded during the same period in 2010.

Noncontrolling interests

The net income/(loss) allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners and (ii) the interest in PRO held by our Sponsor.

Segment Results of Operations for the Year Ended December 31, 2010 compared to December 31, 2009

Retail Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$10,888,391	$10,969,631	$(81,240)	-0.7%
NOI	6,345,198	6,351,047	(5,849)	-0.1%
Average Occupancy Rate for period	86.3%	90.0%		-4.1%

Revenues were stable during the year ended December 31, 2010 compared to same period in 2009. The slight decrease of $0.1 million is attributable to a decline in occupancy at one of our centers due to the expiration of a lease agreement during 2010.

NOI remained relatively flat for the year ended December 31, 2010 compared to the same period in 2009. Lower salary, leasing-related expenses as well as a reduction in repairs and maintenance costs were offset by the decrease in revenues discussed above.

Multi-Family Residential Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$11,592,233	$11,972,179	$(379,946)	-3.2%
NOI	4,776,610	4,882,063	(105,453)	-2.2%
Average Occupancy Rate for period	90.2%	89.6%		0.7%

Revenues decreased by approximately $0.4 million for the year ended December 31, 2010 compared to the same period in 2009. This decline reflects the continued negative impact of the current economic environment which has (i) led to us offering approximately $0.2 million of additional rent abatements to assist current tenants and attract new tenants and (ii) forced us to be less aggressive by approximately $0.1 million with respect to additional resident charges.

NOI decreased by approximately $0.1 million during the year ended December 31, 2010 compared to the same period in 2009. This decrease is primarily due to the decrease in revenues discussed above, partially offset by lower bad debt expense of approximately $0.2 million during 2010 compared to 2009.

Industrial Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$6,960,213	$7,444,840	$(484,627)	-6.5%
NOI	3,773,125	4,512,876	(739,751)	-16.4%
Average Occupancy Rate for period	61.8%	65.1%		-5.1%

Revenue decreased by approximately $0.5 million for the year ended December 31, 2010 compared to the same period in 2009. This decrease is attributable to the decline in our average occupancy rate due to turnover of small business tenants, which have been negatively impacted by the current economic environment.

NOI decreased by approximately $0.7 million for the year ended December 31, 2010 compared to the same period in 2009. This decrease reflects the revenues decline discussed above and higher property operating expenses associated with roof repair, painting and insurance premiums.

Hotel Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$2,952,461	$3,469,561	$(517,100)	-14.9%
NOI	1,111,008	1,384,061	(273,053)	-19.7%
Average Occupancy Rate for period	71.5%	69.2%		3.3%
Average Revenue per Available Room for period	$27.80	$32.20	$(4.40)	-13.7%

Revenues decreased by approximately $0.5 million for the year ended December 31, 2010 compared to same period in 2009. Although we experienced an increase in our average occupancy rate, the impact was mitigated by the decline in our average revenue per available room (“Rev PAR”). The decline in Rev PAR is attributable to a higher percentage of rooms occupied under longer term stays, which typically earn a lower rate than short term stays. Additionally, one of our hotels had a hot water maintenance issue during the 2010 period, which impacted its number of stays.

NOI decreased by approximately $0.3 million for the year ended December 31, 2010 compared to the same period in 2009. This decrease reflects the decrease in revenues discussed above partially offset by lower property operating expenses mainly attributable to reduced repairs and maintenance costs compared to 2009.

Comparison of the year ended December 31, 2009 versus the year ended December 31, 2008

Consolidated

Revenues

Total revenues increased by $0.3 million to $33.9 million for the year ended December 31, 2009 compared to $33.6 million for the year ended December 31, 2008. The increased is related to additional revenues of $2.2 million within our Retail Segment primarily associated with the expansion at our St. Augustine Outlet Center, which was substantially completed in November 2008. This increase was offset by a decline of approximately $0.8 million within our Multi-Family Residential Segment due to increased rent concessions and lower occupancy during the current period compared to the same period a year ago, $0.6 million decline in our Industrial Segment due to a reduction in occupancy and tenant recoveries, as well as, a decline in our Hotel Hospitality Segment of $0.5 million due to lower room rates earned as a result of an increase in longer term stay tenants.

Property operating expenses

Property operating expenses decreased by $1.0 million to approximately $12.7 million, for the year ended December 31, 2009, compared to $13.7 million for the same period in 2008 primarily as a result of a decline in insurance expense and repairs and maintenance expense. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.5 million related to damage sustained at various locations from Hurricanes Ike and Gustav, which did not occur in the current year. In addition, our repair and maintenance expense within our Multi Family Residential segment declined. In the prior year, this segment incurred additional costs associated with a significant turnover in tenants at the beginning of 2008.

Real estate taxes

Real estate taxes remained relatively flat at $3.5 million for the year ended December 31, 2009 compared to $3.4 million for the same period in 2008.

Impairment of long-lived assets, net of (gain)/loss on disposal

For the year ended December 31, 2009, we recorded an asset impairment charge of $14.9 million primarily related to the impairment within the Multi Family Residential segment of $12.9 million associated with the two apartment communities (located in Charlotte, North Carolina and Greensboro, North Carolina) within the Camden Multi-Family Properties that are included in continuing operations and $2.0 million within the Retail segment associated with our Brazos Crossing Power Center. In addition, we recorded $0.3 million gain on disposal of assets offsetting the $14.9 million asset impairment charge. In addition to the $12.9 million charge recorded in continuing operations related to the Camden portfolio, we also during this period recorded a charge in discontinued operations of $30.3 million related to the three Camden properties included in discontinued operations.

We identified certain indicators of impairment related to the properties within our Camden portfolio and our Brazos Crossing power center such as negative cash flow expectations and change in management’s expectations regarding the length of the holding period, which occurred during the three months ended September 30, 2009. These indicators did not exist during our prior reviews of the properties during prior periods. We performed a cash flow valuation analysis and determined that the carrying value of the property exceeded the weighted probability of their undiscounted cash flows. Therefore, we recorded an impairment charge of $45.2 million ($14.9 million in continuing operations and $30.3 million in discontinued operations) related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets, net of (gain)/loss on disposal within the accompanying consolidated statements of operations.

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

General and administrative expenses

General and administrative costs decreased by $3.4 million to $8.2 million for the year ended December 31, 2009 compared to $11.7 million during the year ended December 31, 2008 primarily due to a reduction of $6.6 million in acquisition fees expensed, including closing costs, related to our investment in unconsolidated affiliated real estate entities. These costs were expensed during 2008 and effective January 1, 2009, in accordance with accounting guidance, these same costs, when incurred during 2009 were capitalized as part of the investment. Offsetting this decline was an increase of $2.3 million related to asset management fees due to an increase in the average asset value at December 31, 2009 compared to December 31, 2008 as well as additional consulting fees associated with valuation work performed during 2009 which did not occur in 2008 and additional accounting services.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.9 million to $8.5 million for the year ended December 31, 2009 compared to same period in 2008 primarily due to an increase in depreciation expense in our Retail Segment for the expansion of our St. Augustine Outlet center, which was substantially completed in November 2008 offset somewhat by a reduction in the depreciable asset base as a result of the impairment charges recorded during 2009 and 2008.

Other income/(loss), net

Other income, net includes vending and other ancillary revenue as well as provision for income taxes related to our TRS. During 2009, other income, net increased by $0.3 million primarily related to the provision for income taxes related to our TRS. The provision in 2008 was $0.1 million compared to none in 2009. The remaining increase is due to an increase in vending and other ancillary revenue within our Multi Family Residential segment.

Interest income

Interest income declined by $0.6 million primarily due to a decrease in interest and dividends on our money market and marketable securities investments of $2.5 million due to a decline in interest rates compared to the same period in the prior year as well as a decline in average cash invested of approximately $19.8 million offset by additional interest earned on related party loans of $1.5 million and $0.3 million additional dividends earned on investment in affiliate, at cost.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.7 million to $11.6 million for the year ended December 31, 2009 compared to $10.9 million for the year ended December 31, 2008. The increase is due to interest capitalized of $0.8 million during the year ended December 31, 2008 compared to $0 during 2009.

Gain on sale of marketable securities

Gain on sale of marketable securities decreased by $0.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to timing of sales of securities and the difference in adjusted cost basis compared to proceeds received on sale.

Other than temporary impairment — marketable securities

During the year ended December 31, 2009, we recorded a non-cash charge of $3.4 million related to a decline in value of certain investment securities which were determined to be other than temporary and during the year ended December 31, 2008, we recorded an impairment charge of $9.8 million.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated real estate entities for the year ended December 31, 2009 was $10.3 million compared to $3.4 million during the year ended December 31, 2008. This account represents our portion of the net income/loss of our three investments in unconsolidated affiliated real estate entities, 1407 Broadway, Mill Run and POAC. The majority of the additional loss recorded represents the additional depreciation expense recorded of $10.8 million associated with the difference in our cost of these investments in excess of their historical net book values during 2009 compared to 2008 primarily related to timing of acquisitions. Offsetting this additional charge is a higher amount of income of $3.8 million allocated to us from our Mill Run investment compared to 2008 due to timing of acquisition (June 2008 and August 2009).

Net income/(loss) from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2009 was approximately $32.1 million compared to a loss of $2.1 million for the year ended December 31, 2008. The net loss from discontinued operations is comprised of the results of operations from three properties within our Multi Family Residential segment which were disposed of through foreclosure during the year ended

December 31, 2010. The results of operations for these properties are classified as discontinued operations in all periods presented. The net loss for the year ended December 31, 2009 includes an asset impairment charge of $30.3 million which did not occur during the same period in 2008.

Noncontrolling interests

The net income/(loss) allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners and (ii) the interest in PRO held by our Sponsor.

Segment Results of Operations for the Year Ended December 31, 2009 compared to December 31, 2008

Retail Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$10,969,631	$8,812,246	$2,157,385	24.5%
NOI	6,351,047	4,575,853	1,775,194	38.8%
Average Occupancy Rate for period	90.0%	89.3%		0.8%

Revenue increased by $2.2 million to $11.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of additional revenues of $2.2 million associated with the expansion at our St. Augustine Outlet Center, which was completed at the end of 2008. The average occupancy rate per period remained relatively flat for the year ended December 31, 2009 compared to 2008 however revenue increased by almost 25% as a result of an increase of approximately 87,000 in leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Net operating income increased by $1.8 million to $6.4 million primarily as a result of an increase in revenues offset by increased property expenses association with additional costs with maintaining the additional leasable square feet at our St. Augustine Outlet center as a result of the expansion.

Multi-Family Residential Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$11,972,179	$12,771,274	$(799,095)	-6.3%
NOI	4,882,063	5,106,222	(224,159)	-4.4%
Average Occupancy Rate for period	89.6%	90.7%		-1.2%

Revenue decreased by $0.8 million to $12.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. As a result of the current economic environment, the number of job losses has increased which is negatively impacting this segment. In order to assist current tenants and to attract new tenants, we have increased rent abatements during the year ended December 31, 2009. The rent concessions provided to tenants is approximately one additional month compared to a year ago and decreased total revenue by approximately $0.3 million. The remaining decrease is a result of a decline in average occupancy during 2009 compared to 2008.

Net operating income decreased by $0.2 million to $4.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is a result of the decline in revenue of $0.8 million offset by lower bad debt expense incurred during the 2009 period of approximately $0.1 million and a decrease in repair and maintenance costs during 2009 due to significant turnover in tenants at the beginning of 2008 and lower utilities due to lower rates than 2008.

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

Net operating income decreased by $0.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of the decline in revenue offset by a reduction in certain property expenses. Insurance expense declined by $0.3 million and bad debt expense of $0.1 million. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.2 million related to damage sustained at various locations from Hurricanes Gustav, which did not occur in 2009.

Hotel Hospitality Segment

	For the Year Ended		Variance Increase/(Decrease)
	December 31, 2009	December 31, 2008	$	%
Revenue	$3,469,561	$3,966,838	$(497,277)	-12.5%
NOI	1,384,061	1,494,019	(109,958)	-7.4%
Average Occupancy Rate for period	69.2%	67.1%		3.1%
Average Revenue per Available Room for period	$32.20	$36.78	$(4.58)	-12.5%

Revenue declined by $0.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of a decline in the average revenue per available room. During the second half of 2008, the Hotel Hospitality Segment experienced higher demand than usual for their rooms due to the damage caused by Hurricane Ike, which displaced area residents from their homes. This type of demand did not exist in 2009. In addition, during 2009, the Hotel Hospitality Segment had more rooms occupied under longer term stays which typically earn a lower rate than short term stays.

Net operating income decreased by $0.1 million during the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the decline in revenue offset by a decline in insurance expense. During the year ended December 31, 2008, we recorded insurance deductible charges of approximately $0.3 million related to damage sustained at various locations from Hurricanes Ike, which did not occur in 2009.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue and borrowings are our principal source of funds to pay operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and proceeds from our distribution reinvestment plan and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $195.5 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2010, our total borrowings represented 67.0% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our retail assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Acquisition fees	$279,264	$16,656,847	$2,336,565
Asset management fees	4,521,292	4,541,195	2,203,563
Property management fees	1,474,599	1,812,195	1,783,275
Acquisition expenses reimbursed to Advisor	1,264	902,753	1,265,528
Development fees and leasing commissions	266,698	270,122	1,934,107
Total	$6,543,117	$24,183,112	$9,523,038

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2010, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contract price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2010, the acquisition fees and acquisition expenses were less than 6% of the contract price.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows provided by (used in) operating activities	$6,816,064	$1,377,693	$(3,303,624)
Cash flows used in investing activities	39,637,494	(11,465,930)	(97,097,602)
Cash flows (used in)/provided by financing activities	(39,212,093)	(38,941,510)	136,917,478
Net change in cash and cash equivalents	7,241,465	(49,029,747)	36,516,252
Cash and cash equivalents, beginning of the year	17,076,320	66,106,067	29,589,815
Cash and cash equivalents, end of the year	$24,317,785	$17,076,320	$66,106,067

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

Operating activities

Net cash flows provided by operating activities of $6.8 million for the year ended December 31, 2010 consists of the following:

•	net income of approximately $3.2 million, after adjustment for non-cash items and discontinued operations; and
•	cash inflows of approximately $1.9 million associated with the net changes in operating assets and liabilities primarily due to timing of payments (attributable to the positive cash effect of increases in accounts payable and accrued expenses of $3.9 million offset by the negative cash effect of an increase in tenant accounts receivable of $1.0 million and a decrease in due to Sponsor of $1.0 million).
•	cash inflows of approximately $1.5 million associated with discontinued operations.

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

Investing activities

The net cash provided by investing activities of $39.6 million for the year ended December 31, 2010 consists of the following cash inflows:

•	cash proceeds of $204.3 million from the disposition of certain of our interests in investments in unconsolidated affiliated real estate entities;
•	redemption payments received of $7.7 million related to our investment in affiliate, at cost; and
•	proceeds from the sale of marketable securities available for sale of $59.0 million.

These inflows in investment activity were offset by the following:

•	the purchase of $209.6 million of marketable securities available for sale, primarily collateralized mortgage obligations;
•	capital contributions of $4.3 million to investments in unconsolidated affiliated real estate entities;
•	capital expenditures of $10.6 million related to our properties;
•	The $5.6 million premium paid associated with a collar financial instrument purchased during 2010 and
•	additional funding of restricted escrows of $10.3 million (including $2.0 million of escrows returned to the lender in connection with certain second quarter foreclosure transactions which are classified as discontinued operations) as well as $6.9 million collateral held associated with the collar financial instrument.

Cash used in investing activities for the year ended December 31, 2009 of $11.5 million relates to $30.2 million paid associated with our investments in POAC and Mill Run. The $30.2 million is composed of transaction costs paid of $19.7 million and $10.5 million related to payment of a shareholder loan to Mill Run, which was acquired as part of the investment in Mill Run. In addition, $8.2 million relates to funding of investment property purchased, of which $6.7 million relates to our St. Augustine Outlet Mall expansion which is classified as discontinued operations. The St. Augustine expenditures related to tenant allowances funded during 2009. Offsetting, the cash outflows were $13.0 million of distributions received from Mill Run investment ($10.5 million) and PAF of ($2.5 million), as well as, $12.2 million related to proceeds from sale of marketable securities and proceeds from maturity of corporate bonds.

Financing activities

The net cash used in financing activities of approximately $39.2 million during the year ended December 31, 2010 primarily related to the following:

•	distributions to our common stockholders of $16.7 million;
•	distributions to our noncontrolling interests of $20.7 million, (including a $14.1 million distribution related to the disposition of certain of our investments in unconsolidated affiliated real estate entities);
•	common share redemptions of $5.4 million made pursuant to our share redemption program;
•	debt principal payments $2.5 million, including a lump sum principal payment of $0.7 million made in connection with the refinancing of one of our retail properties; and
•	loan fees and expenses paid of $0.4 million;

•	We received $5.0 million of proceeds associated with a mortgage financing related to our acquisition of Everson Pointe as well as $1.5 million of proceeds received under a demand grid loan from 1407 Broadway. We also received $2.8 million of proceeds under a demand grid loan from POAC but it was converted to a distribution from our investment in POAC on June 30, 2010.

Cash used in financing activities of $38.9 million during the year ended December 31, 2009 primarily related to (i) the payments of distributions to common shareholders and noncontrolling interests of $17.1 million; (ii) $2.2 million of principal payments on debt primarily associated with the pay down of $1.2 million related to the amendment to the hotels loan and $0.3 million related to debt associated with St. Augustine; (iii) $22.4 million issuance of note receivable to noncontrolling interests; (iv) and $4.3 million associated with redemption of common shares during the period. These outflows were offset by proceeds from issuance of special general partnership interest units (“SLP Units”) of $7.0 million.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2010.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Mortgage Payable	$16,309,012	$2,239,291	$2,518,608	$28,957,980	$6,773,098	$138,725,039	$195,523,028
Interest Payments(1)	10,779,644	10,190,593	10,029,118	9,886,253	8,295,577	6,867,948	56,049,133
Total Contractual Obligations	$27,088,656	$12,429,884	$12,547,726	$38,844,233	$15,068,675	$145,592,987	$251,572,161

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2010 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We have historically been and currently are in compliance with all of our debt covenants or have obtained waivers from our lenders, with the exception of (i) the debt service coverage ratio on the debt associated with the Houston Extended Stay Hotels, which we did not meet for the quarters ended June 30, 2010 and September 30, 2010, respectively, and (ii) the minimum debt service coverage ratio for the quarter ended June 30, 2010 and both the minimum and required debt service coverage ratio on the debt associated with the Gulf Coast Industrial Portfolio for the quarter ended December 31, 2010.

Under the terms of the loan agreement for the Houston Extended Stay Hotels, the Company, once notified by the lender of noncompliance, has five days to cure by making a principal payment sufficient to reduce the debt service coverage ratio to at least the minimum. During the fourth quarter of 2010, the Company received notification by the lender and timely made the required $0.3 million lump sum principal payment in order to cure the aforementioned noncompliance. As of December 31, 2010, the Company was in compliance with the debt service coverage ratio for this loan.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties because of such noncompliance. As of the date of this filing, the lender has taken no such action and the Company is current with respect to regularly scheduled monthly debt service payments.

We currently expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”) as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of this offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplement measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets, gain on debt extinguishment, unrealized gains/(losses) from mark to market adjustments on derivative not deemed hedges under GAAP and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

Accordingly, we believe that FFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net loss to FFO for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
Net income/(loss)	$141,940,982	$(66,103,644)	$(28,224,164)
Adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	6,545,968	8,515,536	7,593,380
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	25,392,721	28,058,821	7,363,009
(Gain)/loss on disposal of investment property	(69,555)	(237,812)	315,642
Gain on disposal of investment property for unconsolidated affiliated real estate entities	(4,306)	(120,961)	—
Gain on disposition of unconsolidated affiliated real estate entities	(142,692,868)	—	—
Discontinued Operations:
Depreciation and amortization of real estate assets	362,632	1,227,824	1,347,773
Loss on disposal of investment property	300,000	—	—
FFO	31,775,574	(28,660,236)	(11,604,360)
Less: FFO attributable to noncontrolling interests	(530,820)	417,107	37,669
FFO attributable to Company's common share	$31,244,754	$(28,243,129)	$(11,566,691)
FFO per common share, basic and diluted	$0.98	$(0.90)	$(0.51)
Weighted average number of common shares outstanding, basic and diluted	31,755,268	31,276,697	22,658,290

Below is Table showing cumulative distributions paid and cumulative FFO from inception through December 31, 2010.

From inception through December 31, 2010

FFO	$(2.6)
Distributions	$63.0

For the year ended December 31, 2010, we paid distributions of $23.0 million, including $16.7 million of distributions paid in cash and $6.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2010 was $31.2 million and cash flow from operations was $6.8 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, primarily with proceeds from our offering. See the reconciliation of FFO to net income (loss) above.

The table below presents the reconciliation of MFFO for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
FFO	$31,775,574	$(28,660,236)	$(11,604,360)
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases(1)	(293,297)	(633,196)	(902,980)
Straight-line rent adjustment(2)	(2,289,502)	(2,633,170)	(501,430)
Impairment loss on long lived assets	1,193,233	45,198,614	4,550,795
Mark to market adjustment on derivative financial instrument	2,560,119	—	—
Gain on debt extinguishment	(19,903,319)	—	—
(Gain)/loss on sale of marketable securities	166,902	(343,724)	(528,334)
Other than temporary impairment – marketable securities	—	3,373,716	9,830,259
Total non cash adjustments	(18,565,864)	44,962,240	12,448,310
Other adjustments:
Acquisition/divestiture costs expensed(3)	12,663,466	3,370,638	6,260,021
MFFO	25,873,176	19,672,642	7,103,971
Less: MFFO attributable to noncontrolling interests	(437,024)	(286,306)	(23,060)
MFFO attributable to Company's common share	$25,436,152	$19,386,336	$7,080,911

(1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations of $0.1 million, $0.3 million and $0.7 million; amortization from unconsolidated entities of $0.2 million, $0.3 million and $0.1 million; as well as, amortization from discontinued operations of zero, zero and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations of $0.6 million, $0.2 million and $0.1 million; as well as, straight-line rent from unconsolidated entities of $1.7 million, $2.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Acquisitions/divestiture costs expenses include divestiture costs of $12.2 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively, associated from unconsolidated entities and are included in the Company’s loss on investments on unconsolidated affiliated real estate entities. These costs are associated with the closing of the Simon Transaction.

New Accounting Pronouncements

See Note 2 of the notes to consolidated financial statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 21 of the notes to consolidated financial statements for further information related to subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2010, we had one interest rate cap outstanding with an insignificant intrinsic value.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, structured as a collar) on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of December 31, 2010, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of out collar) would result in a hypothetical loss in fair value of approximately $17.6 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$16,309,012	2,239,291	2,518,608	28,957,980	6,773,098	138,725,039	$195,523,028	$197,588,714
Marco OP Units Collar:
Notional Amount	527,803	Units						$3,087,648
Average Cap (Highest)	$109.95
Average Floor (Lowest)	$90.32

As of December 31, 2010, approximately $20.4 million, or 10%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR or Prime rate) would increase annual interest expense by approximately $0.2 million.

The fair value of the mortgage payable as of December 31, 2010 was approximately $197.6 million compared to the book value of approximately $195.5 million. The fair value of the mortgage payable as of December 31, 2009 was approximately $183.9 million compared to the book value of approximately $193.0 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2010, we had no off-balance sheet arrangements.

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

The Board and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation, as of December 31, 2010. In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments to the December 31, 2009 and 2008 consolidated financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Notes 9 and 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2009 and 2008 consolidated financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other assurance on the December 31, 2009 and 2008 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

March 31, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

The Board and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for discontinued operations as described in Notes 9 and 10, the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company’) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting for discontinued operations as described in Notes 9 and 10, present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for discontinued operations as described in Notes 9 and 10, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

PART II. CONTINUED:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Investment property:
Land and improvements	$51,480,810	$49,258,157
Building and improvements	207,227,594	206,241,820
Construction in progress	266,253	284,952
Gross investment property	258,974,657	255,784,929
Less accumulated depreciation	(16,504,956)	(15,530,578)
Net investment property	242,469,701	240,254,351
Investments in unconsolidated affiliated real estate entities	14,890,250	115,972,466
Investment in affiliate, at cost	—	7,658,337
Cash and cash equivalents	24,317,785	17,076,320
Marketable securities, available for sale	172,378,784	840,877
Restricted marketable securities, available for sale	33,945,909	—
Restricted escrows	16,028,108	5,875,965
Tenant accounts receivable	1,547,800	860,922
Other accounts receivable, primarily escrow receivable	5,419	23,182
Acquired in-place lease intangibles, net	1,107,563	641,487
Acquired above market lease intangibles, net	193,245	239,360
Deferred intangible leasing costs, net	495,085	406,275
Deferred leasing costs (net of accumulated amortization of $694,581 and $353,331, respectively)	1,412,047	1,137,052
Deferred financing costs (net of accumulated amortization of $1,183,856 and $837,428 respectively)	935,526	906,133
Interest receivable from related parties	1,949,591	1,886,449
Prepaid expenses and other assets	5,781,264	2,546,411
Assets disposed of (See Note 9)	—	33,238,289
Total Assets	517,458,077	429,563,876
Liabilities and Stockholders' Equity
Mortgage payable	$195,523,028	$193,032,356
Accounts payable and accrued expenses	4,684,783	3,055,342
Due to sponsor	300,787	1,349,730
Loan due to affiliates (See Note 5)	1,492,834	—
Tenant allowances and deposits payable	880,370	861,147
Distributions payable	5,604,241	5,557,670
Deferred rental income	1,285,160	1,038,805
Acquired below market lease intangibles, net	547,912	663,414
Deferred gain on disposition (See Note 4)	32,175,788	—
Liabilities held for sale (See Note 9)	—	52,795,061
Total Liabilities	242,494,903	258,353,525
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized, 31,613,622 and 31,528,353 shares issued and outstanding in 2010 and 2009, respectively	316,136	315,283
Additional paid-in-capital	281,733,402	280,763,558
Accumulated other comprehensive income	4,839,775	326,077
Accumulated distributions in excess of net earnings	(42,857,834)	(149,702,633)
Total Company's stockholder’s equity	244,031,479	131,702,285
Noncontrolling interests	30,931,695	39,508,066
Total Equity	274,963,174	171,210,351
Total Liabilities and Stockholders' Equity	$517,458,077	$429,563,876

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2010	2009	2008
Revenues:
Rental income	$27,710,167	$29,386,653	$29,189,140
Tenant recovery income	4,683,131	4,469,558	4,416,020
Total revenues	32,393,298	33,856,211	33,605,160
Expenses:
Property operating expenses	12,134,947	12,687,934	13,704,133
Real estate taxes	3,373,032	3,512,685	3,399,789
Impairment of long lived assets, net of (gain)/loss on disposal	1,123,678	14,625,254	4,866,437
General and administrative costs	8,863,680	8,227,078	11,675,896
Depreciation and amortization	6,545,968	8,515,536	7,593,380
Total operating expenses	32,041,305	47,568,487	41,239,635
Operating income/(loss)	351,993	(13,712,276)	(7,634,475)
Other (expense)/income, net	(1,992,080)	456,474	213,565
Interest income	5,678,392	4,200,062	4,818,505
Interest expense	(11,589,231)	(11,603,689)	(10,882,020)
Gain on disposition of unconsolidated affiliated real estate entities (See Note 4)	142,692,868	—	—
(Loss)/gain on sale of marketable securities	(166,902)	343,724	528,334
Other than temporary impairment – marketable securities	—	(3,373,716)	(9,830,259)
Loss from investments in unconsolidated affiliated real estate entities	(12,096,078)	(10,310,720)	(3,357,267)
Net income/(loss) from continuing operations	122,878,962	(34,000,141)	(26,143,617)
Net income/(loss) from discontinued operations	19,062,020	(32,103,503)	(2,080,547)
Net income/(loss)	141,940,982	(66,103,644)	(28,224,164)
Less: net (income)/loss attributable to noncontrolling interest	(12,010,478)	908,991	84,805
Net income/(loss) applicable to Company's common shares	$129,930,504	$(65,194,653)	$(28,139,359)
Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$3.49	$(1.06)	$(1.15)
Discontinued operations	$0.60	$(1.02)	$(0.09)
Net income/(loss) per Company's common share, basic and diluted	$4.09	$(2.08)	$(1.24)
Weighted average number of common shares outstanding, basic and diluted	31,755,268	31,276,697	22,658,290

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

	Preferred		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Distributions in Excess of Net Earnings	Total Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2007	—	$—	13,606,608	$136,066	$120,297,590	$(1,199,278)	$(19,122,180)	$12,954,715	$113,066,913
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,139,359)	(84,805)	(28,224,164)
Unrealized loss on available for sale securities	—	—	—	—	—	(3,013,176)	—	—	(3,013,176)
Total comprehensive loss									(31,237,340)
Distributions declared	—	—	—	—	—	—	(9,911,835)		(9,911,835)
Distributions paid	—	—	—	—	—	—	—	(1,779,452)	(1,779,452)
Proceeds from SLP units	—	—	—	—	—	—	—	10,063,525	10,063,525
Proceeds from offering	—	—	16,900,087	169,000	167,709,611	—	—	—	167,878,611
Redemption and cancellation of shares			(102,207)	(1,022)	(918,841)				(919,863)
Selling commissions and dealer manager fees	—	—	—	—	(14,379,358)	—	—	—	(14,379,358)
Other offering costs	—	—	—	—	(2,633,923)	—	—	—	(2,633,923)
Shares issued from distribution reinvstment program	—	—	581,056	5,811	5,514,221	—	—	—	5,520,032
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	19,600,000	19,600,000
Note receivable secured by noncontrolling interest units	—	—	—	—	—	—	—	(17,640,000)	(17,640,000)
BALANCE, December 31, 2008	—	—	30,985,544	309,855	275,589,300	(4,212,454)	(57,173,374)	23,113,983	237,627,310
Comprehensive loss:
Net loss	—	—	—	—	—	—	(65,194,653)	(908,991)	(66,103,644)
Unrealized loss on available for sale securities	—	—	—	—	—	460,809	—	48,781	509,590
Reclassification adjustment for loss realized in net loss						4,077,722		(122)	4,077,600
Total comprehensive loss									(61,516,454)
Distributions declared	—	—	—	—	—	—	(27,334,606)	—	(27,334,606)
Distributions paid	—	—	—	—	—	—	—	(4,736,909)	(4,736,909)
Proceeds from SLP units	—	—	—	—	—	—	—	6,982,534	6,982,534
Redemption and cancellation of shares	—	—	(453,167)	(4,532)	(4,277,550)	—	—	—	(4,282,082)
Shares issued from distribution reinvstment program	—	—	995,976	9,960	9,451,808	—	—	—	9,461,768
Issurance of equity in subsidiary in exchange for payment of acquisition fee	—	—	—	—	—	—	—	6,878,087	6,878,087
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	78,988,411	78,988,411
Note receivable secured by noncontrolling interest units	—	—	—	—	—	—	—	(70,857,708)	(70,857,708)
BALANCE, December 31, 2009	—	—	31,528,353	315,283	280,763,558	326,077	(149,702,633)	39,508,066	171,210,351
Comprehensive income:
Net income	—	—	—	—	—	—	129,930,504	12,010,478	141,940,982
Unrealized gain on available for sale securities	—	—	—	—	—	4,646,398	—	72,745	4,719,143
Reclassification adjustment for gain realized in net income	—	—	—	—	—	(132,700)	—	(2,100)	(134,800)
Total comprehensive income									146,525,325
Distributions declared	—	—	—	—	—	—	(23,085,705)	—	(23,085,705)
Distributions paid	—	—	—	—	—	—	—	(20,657,494)	(20,657,494)
Redemption and cancellation of shares	—	—	(583,579)	(5,836)	(5,388,019)	—	—	—	(5,393,855)
Shares issued from distribution reinvstment program	—	—	668,848	6,689	6,357,863	—	—	—	6,364,552
BALANCE, December 31, 2010	—	$—	31,613,622	$316,136	$281,733,402	$4,839,775	$(42,857,834)	$30,931,695	$274,963,174

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	141,940,982	(66,103,644)	(28,224,164)
Less net income/(loss) – discontinued operations	19,062,020	(32,103,503)	(2,080,547)
Net income/(loss) – continuing operations	122,878,962	(34,000,141)	(26,143,617)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	6,102,271	7,916,980	6,997,706
Loss/(gain) on sale of marketable securities available for sale	166,902	(343,724)	(528,335)
Gain on disposition of unconsolidated affiliated real estate entities	(142,692,868)	—	—
Impairment of long lived assets and loss on disposal	1,123,678	14,625,254	4,866,437
Realized loss on impairment of marketable securities available for sale	—	3,373,716	9,830,259
Mark to market adjustment on derivative financial instrument	2,560,119	—	—
Amortization of deferred financing costs	364,670	291,302	380,914
Amortization of deferred leasing costs	443,697	598,556	595,674
Amortization of above and below-market lease intangibles	(93,724)	(339,917)	(725,511)
Equity in loss from investments in unconsolidated affiliated real estate entities	12,096,078	10,310,720	3,357,267
Provision for bad debts	304,761	506,440	627,691
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(208,693)	(548,033)	(1,583,560)
(Increase)/decrease in tenant accounts receivable	(973,876)	1,541,718	(2,466,804)
(Decrease)/increase in tenant allowance and security deposits payable	(925)	(75,864)	35,473
Increase/(decrease) in accounts payable and accrued expenses	4,062,166	(2,276,436)	1,752,561
Decrease in due to Sponsor	(1,048,943)	—	—
Increase/(decrease) in prepaid rental revenues	246,355	139,114	(125,773)
Net cash provided by/(used in) operating activities – continuing operations	5,330,630	1,719,685	(3,129,618)
Net cash provided by/(used in) operating activities – discontinued operations	1,485,434	(341,992)	(174,006)
Net cash provided by/(used in) operating activities	6,816,064	1,377,693	(3,303,624)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investment property, net	(10,637,233)	(7,801,088)	(28,168,807)
Purchase of marketable securities available for sale	(200,567,849)	—	(23,135,006)
Proceeds from sale of marketable securities available for sale	59,009,706	12,166,886	10,122,251
Purchase of premium associated with derivative financial instrument	(5,647,767)	—	—
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	204,343,416	—	—
Issuance of note receivable, related party	—	—	(49,500,000)
Repayment of note receivable, related party	—	—	1,000,000
Investment in affiliate	—	—	(11,000,000)
Purchase of investment in unconsolidated affiliated real estate entity	(4,281,245)	(30,164,058)	—
Distribution from investments in unconsolidated affiliates	7,658,337	13,037,494	2,001,500
Funding of restricted escrows	(8,262,634)	1,287,079	1,983,721
Net cash provided by/(used in) investing activities – continuing operations	41,614,731	(11,473,687)	(96,696,341)
Net cash (used in)/provided by investing activities – discontinued operations	(1,977,237)	7,757	(401,261)
Net cash provided by/(used in) investing activities	39,637,494	(11,465,930)	(97,097,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	5,000,000	—	3,621,384
Mortgage payments	(2,509,329)	(2,209,266)	(396,118)
Payment of loan fees and expenses	(407,396)	(22,911)	(42,163)
Proceeds from loan due to affiliates	1,492,834	—	—
Proceeds from issuance of common stock	—	—	167,878,611
Redemption and cancellation of common shares	(5,393,855)	(4,282,082)	(919,863)
Proceeds from issuance of special general partnership units	—	6,982,534	10,063,525
Payment of offering costs	(22,442)	—	(17,013,281)
Note receivable from noncontrolling interests	—	(22,357,708)	(17,640,000)
Contribution to discontinued operations	(15,841)	(631,343)	—
Distributions paid to noncontrolling interests	(20,657,494)	(4,736,909)	(1,779,452)
Distributions paid to Company's stockholders	(16,714,411)	(12,315,168)	(6,855,165)
Net cash (used in)/provided by financing activities – continuing operations	(39,227,934)	(39,572,853)	136,917,478
Net cash provided by financing activities – discontinued operations	15,841	631,343	—
Net cash (used in)/provided by financing activities	(39,212,093)	(38,941,510)	136,917,478i
Net change in cash and cash equivalents	7,241,465	(49,029,747)	36,516,252
Cash and cash equivalents, beginning of year	17,076,320	66,106,067	29,589,815
Cash and cash equivalents, end of year	24,317,785	17,076,320	66,106,067
See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

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

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), the Company as the general partner, held a 98.5% interest as of December 31, 2010 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership). The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

As of December 31, 2010, on a collective basis, the Company (i) wholly owned 4 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 290 rooms and (ii) owned interests in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects. All of the properties are located within the United States. As of December 31, 2010, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84%, 61%, 92% and 79% occupied based on a weighted-average basis, respectively. The hotel hospitality properties’ average revenue per available room (“RevPAR”) was $28 and occupancy was 72% for the year ended December 31, 2010.

During the year ended December 31, 2010, as a result of the Company defaulting on the debt related to three properties within its multi-family segment due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these three properties. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and the Company no longer has any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. The transactions resulted in a gain on debt extinguishment of $19.9 million, of which $17.2 million and $2.7 million was recorded during the second quarter and fourth quarter of 2010, respectively, and is included in discontinued operations for the year ended December 31, 2010 (see Note 10). Accordingly, the assets and liabilities of these three properties are reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

Additionally, on August 30, 2010, the Company completed the disposition of certain interests in investments in unconsolidated real estate entities.

Noncontrolling Interests — Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1. Organization  – (continued)

Lightstone SLP, LLC, an affiliate of the Advisor, purchased $30 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in offering subscriptions through March 2009 and none thereafter.

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for a 36.8% membership interest in Mill Run, LLC (“Mill Run”) and 40% membership interest in Prime Outlets Acquisition Company (“POAC”). These membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010; however the Common Units and Series A Preferred Units remain outstanding.

See Note 14 for further discussion of noncontrolling interests.

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

2006

The Company completed the acquisition of (i) an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”), (ii) four multi-family apartment communities in Southeast Michigan (collectively, the “Southeastern Michigan Multi-Family Properties”), and (iii) a retail power center and raw land in Omaha, Nebraska (collectively, “Oakview Plaza”).

2007

The Company (i) acquired a 49.00% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York, (ii) purchased a land parcel in Lake Jackson, Texas, on which it subsequently completed the development of a retail power center (“Brazos Crossing Power Center”) in the first quarter of 2008, (iii) purchased an 8.5-acre parcel of undeveloped land, including certain development rights, of which a portion was used in connection with the expansion of the adjacent St. Augustine Outlet Center, (iv) purchased a portfolio of industrial and office properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (5 industrial and 2 office properties), Baton Rouge, Louisiana (3 industrial properties) and San Antonio, Texas (4 industrial properties), (v) purchased five apartment communities (collectively, the “Camden Multi-Family Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), (vi) purchased two hotels (collectively, the “Houston Extended Stay Hotels”) located in Houston, Texas and (vii) purchased an industrial building (“Sarasota”) located in Sarasota, Florida. During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) within the Camden Multi-Family Properties were disposed through foreclosure transactions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1. Organization  – (continued)

2008

The Company (i) made a preferred equity contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”) and (ii) acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida. During 2010, the Company received our final redemption payments from Park Avenue and therefore, it no longer had an investment in Park Avenue as of December 31, 2010.

2009

On March 30, 2009, the Company acquired a 25.00% ownership interest in POAC, which had a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States. On August 25, 2009, the Company acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.00% ownership interest in POAC.. The Company’s disposed of its aggregate 36.80% and 40.00% ownership interests in Mill Run and POAC, respectively, on August 30, 2010.

2010

In December 2010, the Company acquired a grocery store-anchored retail property (“Everson Pointe”) located in Snellville, Georgia.

Related Party:

All of the acquired properties and development activities are managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor and Property Manager are each related parties. Each of these entities has received compensation and fees for services related to the offering and will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities will receive fees during the offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements (See Note 15).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2010, the Company had a 98.5% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in affiliated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be a variable interest entity will be accounted for using the equity method. Investments in affiliated real estate entities where the Company has virtually no influence will be accounted for using the cost method.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

The consolidated balance sheet as of December 31, 2009 and the consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows for the years ended December 31, 2009 and December 31, 2008, respectively, included herein have been derived from the consolidated balance sheet and consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows included in the Company’s 2009 Annual Report on Form 10-K, adjusted to present the classification of three properties within its multi-family segment as a discontinued operation (see Notes 1, 9 and 10).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Supplemental cash flow information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash paid for interest	$11,734,061	$13,589,854	$14,213,869
Distributions declared	23,085,705	27,334,606	9,911,835
Value of shares issued from distribution reinvestment program	6,324,723	9,461,768	5,520,032
Non cash purchase of investment property	—	103,959	5,833,650
Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entities	2,816,724	—	—
Marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	29,221,714	—	—
Restricted marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	30,286,518	—	—
Cash escrowed in connection of disposal of investment in unconsolidated affiliated real estate entities	1,889,270
Issuance of equity for payment of acquisition fee obligation	—	6,878,087	—
Issuance of units in exchange for investment in unconsolidated affiliated real estate entities	$—	$78,988,411	$19,600,000

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge,

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments of marketable securities of real estate companies up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

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

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.4 and $0.3 million at December 31, 2010 and 2009, respectively.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

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
For the Years Ended December 31, 2010, 2009 and 2008

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

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of its 2006 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2010, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $3.4 million for U.S. federal income tax purposes through the year ended December 31, 2010. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

In 2007, to maintain the Company’s qualification as a REIT, the Company engaged in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2010, the Company had no material uncertain income tax positions and its net operating loss carryforward was approximately $3.4 million. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$195.5	$197.6	$193.0	$183.9

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company records all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss in other income, net, within the consolidated statement of operations.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors. The Company accounts for the incentive award plan in accordance with Topic 718 — “Compensation-Stock Compensation” in the ASC. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2010, 2009 and 2008, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Income/Loss per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average of the common shares outstanding adjusted for potentially dilutive securities. Income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was anti-dilutive and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

New Accounting Pronouncements

In June 2009, the FASB amended authoritative guidance for consolidating VIEs. This guidance requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a VIE. In addition, it requires enhanced disclosures about an enterprise’s involvement in a VIE. This standard was effective for the fiscal year that began after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB amended guidance to enhance disclosure requirements related to recurring and non-recurring fair value measurements. This standard became effective for the Company on January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Property Acquisitions

The following is summary of the Company’s property acquisitions during the years ended December 31, 2010, 2009 and 2008.

2010:

Everson Pointe

On December 17, 2010, the Company, through LVP Everson Pointe LLC, a wholly owned subsidiary the Operating Partnership, acquired Everson Pointe from Edens Everson, LLC, a third-party seller, for aggregate consideration of approximately $8.8 million, exclusive of closing costs of $0.2 million. In connection with the transaction, the Company’s Advisor received an acquisition fee equal to 2.75% of the contract price ($8.8 million), or approximately $0.2 million. The aggregate closing costs and acquisition fee of $0.4 million were recorded as general and administrative expense within the consolidated statement of operations. Everson Pointe is a grocery store-anchored retail property located in Snellville, Georgia (part of the Atlanta metropolitan statistical area, or MSA) consisting of 81,428 square feet. The acquisition of Everson Pointe was funded from cash and proceeds from a $5.0 million non-recourse mortgage loan provided by State Bank & Trust Company. The Company has included the operations of Everson Point in its results since the acquisition date.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain valuations and other analyses that have been completed as of the date of this filing. Approximately $2.5 million was allocated to the land, $5.5 million was allocated to building and the remaining $0.8 million was allocated to intangibles with a weighted average life of 4 years.

This acquisition did not have a material effect on the Company’s results of operations for the years ended December 31, 2010, 2009 and 2008.

2009 and 2008:

The Company during 2009 and 2008 did not have any property acquisitions. See Notes 4 and 5 for a discussion of investments in unconsolidated affiliated real estate entities the Company acquired during the years ended December 31, 2009 and 2008.

4. Simon Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in POAC, which includes 18 operating outlet center properties (the “POAC Properties”) and two development

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

4. Simon Transaction  – (continued)

projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, which includes 2 operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.00% interests in both Livermore and Grand Prairie. The transactions contemplated by the Contribution Agreement, as amended, are referred to herein as the “Simon Transaction”.

Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would simultaneously dispose of their respective interests in POAC and Mill Run and certain other outlet center properties, in which the LVP Parties had no ownership interest, to Simon. Furthermore, as a result of the aforementioned amendment to the Contribution Agreement, the St. Augustine Outlet Center no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010. The Company’s 40.00% and 36.80% interests in investments in POAC, including Grand Prairie and Livermore, and Mill Run, respectively, have been accounted for as investments in unconsolidated affiliated real estate entities since their acquisition.

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

The cash consideration of $204.4 million that the LVP Parties received in connection with the closing of the Simon Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility (the “Simon Loan”) that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the Simon Transaction, the LVP Parties have provided guaranties of collection (the “Simon Loan Collection Guaranties”) with respect to the Simon Loan. See Note 17. The Escrowed Cash of $1.9 million is included in restricted escrows in the consolidated balance sheet as of December 31, 2010. The equity interests that the LVP Parties received in connection with the closing of the Simon Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P. (“Simon OP”) subject to various conditions as discussed below. Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon common stock, based on the then current weighted-average 5-day closing price of Simon’s common stock (“Simon Stock”), at Simon’s election.

Although the Marco OP Units may be immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon elects to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties will be precluded from selling the Simon Stock for a 6-month period from the date of issuance. Additionally, because the Company is required to indemnify Simon OP and Simon for any liabilities and obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 20), the Company was required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

Pursuant to the Contribution Agreement, as amended, there is a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. The Escrowed Cash and The Escrowed Units are reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units may be used to cover any shortfalls resulting from the Final Consideration Adjustments not

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

4. Simon Transaction  – (continued)

covered by the Escrowed Cash. Remaining Escrowed Cash, if any, will be released on or about 215 days from the closing date. Remaining Escrowed Marco Units, net of any amounts used to settle shortfalls resulting from the Final Consideration Adjustments and TPA Obligations, will be released to the Company on March 1, 2012.

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the Simon Transaction and are classified as restricted marketable securities, which are available for sale, in our consolidated balance sheet as of December 31, 2010. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the Simon Transaction and are classified as marketable securities, which are available for sale, in our consolidated balance sheet as of December 31, 2010. The estimated fair value of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon’s common stock for the 5-day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

In connection with the closing of the Simon Transaction, the Company recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010. The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items is subject to the Final Consideration Adjustments and the TPA Obligations. An additional $0.1 million of transaction expenses were incurred by the Company during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010.

At a meeting on May 13, 2010, the Company’s Board made the decision to distribute proceeds from the Simon Transaction to our shareholders in an amount equal to the estimated tax liability, if any, they would accrue as a result of the closing. The Board further determined at that time, subject to change based on market conditions that may prevail when the Simon Transaction closes and the proceeds are received, to direct the reinvestment of the balance of the cash proceeds. In reaching its determination, the Board considered that, in the event all proceeds were distributed, the Company would need to substantially reduce or eliminate future distributions to shareholders. The Board concluded that reinvesting a significant portion of the proceeds will allow the Company to take advantage of the current real estate environment and is consistent with our shareholders’ original expectation of being invested in the Company’s common shares for a period of seven to ten years.

At a subsequent meeting on September 16, 2010, the Board determined no distributions to our shareholders were currently necessary because of the tax-free nature of the Simon Transaction and reaffirmed its decision to reinvestment the cash proceeds.

PRO’s portion of the aforementioned $204.4 million of net cash proceeds received from the closing of the Simon Transaction were approximately $73.5 million, which were distributed to its members (the “PRO Distributions”) during the third quarter of 2010 pursuant to its operating agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	December 31, 2010	December 31, 2009
Prime Outlets Acquistions Company (“POAC”)(1)	March 30, 2009 & August 25, 2009	40.00%	$—	$84,291,011
Mill Run LLC (“Mill Run”)	June 26, 2008 & August 25, 2009	36.80%	—	29,809,641
Livermore Valley Holdings, LLC (“Livermore”)(1)	March 30, 2009 & August 25, 2009	40.00%	7,102,275	—
Grand Prairie Holdings, LLC (“Grand Prairie”)(1)	March 30, 2009 & August 25, 2009	40.00%	7,482,047	—
1407 Broadway Mezz II, LLC (“1407 Broadway”)	January 4, 2007	49.00%	305,928	1,871,814
Total Investments in unconsolidated affiliated real estate entities			$14,890,250	$115,972,466

(1)	In connection with the closing of the Simon Transaction on August 30, 2010, the Company retained its 40.00% ownership interests in both Grand Prairie and Livermore, which were previously owned by POAC and historically included in the Company’s 40.00% ownership interest in POAC.

On December 8, 2009, the Company entered into a Contribution Agreement with Simon to dispose of all its retail outlet center interests including the St. Augustine Outlet Center, which is wholly owned, and its 40.00% and 36.80% interests in investments in both POAC and Mill Run, respectively, which are accounted for under the equity method of accounting. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for the Company to retain the St. Augustine Outlet Center and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC. On August 30, 2010, the Company closed on the Simon Transaction pursuant to which it disposed of its interests in investments in Mill Run and POAC, except for its interests in investments in both Livermore and Grand Prairie which were retained.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

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

The following table represents the unaudited condensed income statement for POAC for the periods indicated:

	For the Period January 1, 2010 to August 30, 2010	For the period March 30, 2009 through December 31, 2009
Revenue	$122,857,722	$141,544,595
Property operating expenses	73,290,776	73,744,808
Depreciation and amortization	25,076,385	29,668,172
Operating income	24,490,561	38,131,615
Interest expense and other, net	39,122,584	44,196,241
Net loss	$(14,632,023)	$(6,064,626)
Company's share of net loss	$(5,852,809)	$(2,720,784)
Additional depreciation and amortization expense(1)	(8,655,287)	(9,604,143)
Company's loss from investment	$(14,508,096)	$(12,324,927)

(1)	Additional depreciation and amortization expense related to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

The following table represents the unaudited condensed balance sheet for POAC as of December 31, 2009:

As of December 31, 2009
Real estate, at cost (net)	$757,385,791
Intangible assets	11,384,965
Cash and restricted cash	44,891,427
Other assets	59,050,970
Total assets	$872,713,153
Mortgage payable	$1,183,285,466
Other liabilities	46,447,451
Member capital	(357,019,764)
Total liabilities and members' capital	$872,713,153

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

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

Livermore is an outlet center development project expected to be constructed in Livermore, CA and had no operating results through December 31, 2010 or debt outstanding as of December 31, 2010. The Company accounts for its Livermore Interest in accordance with the equity method of accounting. The Company made additional capital contributions of approximately $1.8 million to Livermore during the year ended December 31, 2010.

Livermore Financial Information

The following table represents the unaudited condensed balance sheet for Livermore as of December 31, 2010:

As of December 31, 2010
Construction in progress	$18,216,654
Total assets	$18,216,654
Other liabilities	$1,248,323
Members' capital	16,968,331
Total liabilities and members' capital	$18,216,654

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

Grand Prairie is an outlet center development project expected to be constructed on land it owns in Grand Prairie, Texas, and had no operating results through December 31, 2010 or debt outstanding as of December 31, 2010. The Company made additional capital contributions of approximately $2.8 million to Grand Prairie during the year ended December 31, 2010. The Company accounts for its Grand Prairie Interest in accordance with the equity method of accounting.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

Grand Prairie Financial Information

The following table represents the unaudited condensed balance sheet for Grand Prairie as of December 31, 2010:

As of December 31, 2010
Construction in progress	$18,696,577
Other assets	3,187
Total assets	$18,699,764
Other liabilities	$302,695
Members' capital	18,397,069
Total liabilities and members' capital	$18,699,764

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

The following table represents the unaudited condensed income statement for Mill Run for the periods indicated:

	For the Period from January 1, 2010 to August 30, 2010	For the Year Ended December 31, 2009	For the Period June 26, 2008 through December 31, 2008
Revenue	$33,279,719	$44,969,704	$20,578,725
Property operating expenses	8,561,211	13,388,778	6,578,144
Depreciation and amortization	6,664,898	11,160,418	5,025,800
Operating income	18,053,610	20,420,508	8,974,781
Interest expense and other, net	4,067,475	6,070,646	7,639,803
Net income	$13,986,135	$14,349,862	$1,334,978
Company's share of net income	$5,146,898	$4,064,096	$300,904
Additional depreciation and amortization expense (1)	(1,168,994)	(1,824,196)	(621,647)
Company's income/(loss) from investment	$3,977,904	$2,239,900	$(320,743)
(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

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

1407 Broadway Mezz II, LLC

As of December 31, 2010, the Company has a 49.00% ownership in 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York. As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of $126.6 million as December 31, 2010 is not included in the Company’s investment. Earnings for this investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During the quarters ended June 30, 2010 and September 30, 2010, the Company has received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $0.5 million and $1.0 million, respectively. The loan bears interest at LIBOR plus 2.5%. The principal and interest on the loan is due the earlier of February 28, 2020 or on demand. As of December 31, 2010, the aggregate outstanding principal and interest of approximately $1.5 million is classified as loan due to affiliates in the consolidated balance sheet.

1407 Broadway Financial

The following table represents the unaudited condensed income statement for 1407 Broadway for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Total Revenue	$35,360,046	$39,350,451	$39,598,698
Property operating expenses	27,556,726	27,392,216	27,385,058
Depreciation & Amortization	6,296,333	8,581,715	11,448,474
Operating income/(loss)	1,506,987	3,376,520	765,166
Interest Expense and other, net	4,702,673	3,837,117	6,962,154
Net operating loss	$(3,195,686)	$(460,597)	$(6,196,988)
Company's share of net operating loss	$(1,565,886)	$(225,693)	$(3,036,524)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the unaudited condensed balance sheet for 1407 Broadway as of December 31, 2010 and 2009:

	As of December 31, 2010	As of December 31, 2009
Real estate, at cost (net)	$112,389,359	$111,803,186
Intangible assets	1,068,455	1,845,941
Cash and restricted cash	9,788,481	10,226,017
Other assets	17,369,624	11,887,040
Total Assets	$140,615,919	$135,762,184
Mortgage payable	$126,574,844	$116,796,263
Other liabilities	13,427,042	15,156,202
Member capital	614,033	3,809,719
Total liabilities and members' capital	$140,615,919	$135,762,184

6. Investment in Affiliate

Park Avenue Funding:

On April 16, 2008, the Company made a preferred equity contribution of approximately $11.0 million (the “Contribution”) to PAF-SUB LLC (“PAF”), a wholly-owned subsidiary of Park Avenue, in exchange for membership interests of PAF with certain rights and preferences described below (the “Preferred Units”). Park Avenue was a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor.

PAF’s limited liability company agreement was amended on April 16, 2008 to create the Preferred Units and admit the Company as a member. The Preferred Units were entitled to a cumulative preferred distribution at the rate of 10% per annum, payable quarterly. In the event that PAF failed to pay such distribution when due, the preferred distribution rate would have increased to 17% per annum. The Preferred Units were redeemable, in whole or in part, at any time at the option of the Company upon at least 180 days’ prior written notice (the “Redemption”). In addition, the Preferred Units were entitled to a liquidation preference senior to any distribution upon dissolution with respect to other equity interests of PAF in an amount equal to (x) the Contribution plus any accrued but unpaid distributions less (y) any Redemption payments.

The Company did not have any voting rights for this investment, and did not have significant influence or control over this investment. Through December 31, 2009, the Company had received redemption payments from PAF of approximately $3.3 million and therefore, its investment in PAF was approximately $7.7 million as of December 31, 2009. During 2010, the Company received additional redemption payments from PAF of approximately $7.7 million and therefore, it no longer had an investment in PAF as of December 31, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

7. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104,342	$122,052	$—	$226,394
Marco OP Units	29,221,714	3,060,586	—	32,282,300
Mortgage Backed Securities	141,753,040	—	(1,882,950)	139,870,090
Total	$171,079,096	$3,182,638	$(1,882,950)	$172,378,784

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$466,142	$374,735	$—	$840,877
Total	$466,142	$374,735	$—	$840,877

Since the Company purchased all of its mortgage back securities (“MBS”) on or after September 28, 2010 all of the MBS with unrealized losses as of December 31, 2010 were in a loss position for less than 12 months.

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of December 31, 2010, the Company did not have any restricted available for sale securities as of December 31, 2009:

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,286,518	$3,659,391	$—	$33,945,909
Total	$30,286,518	$3,659,391	$—	$33,945,909

None of the Company’s restricted available for sale securities had unrealized losses as of December 31, 2010.

In May 2010, the Company sold 20,000 shares of equity securities with an aggregate cost basis of $361,800 and received net proceeds of $428,556. As a result of the sale, during the second quarter of 2010 the Company reclassified $134,800 of unrealized gain from accumulated other comprehensive income and recognized a realized gain of $66,756, which is included in gain on sale of marketable securities in the consolidated statements of operations for the year ended December 31, 2010.

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the Simon Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in our consolidated balance sheet as of December 31, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

7. Marketable Securities and Fair Value Measurements  – (continued)

On September 28, 2010, the Company utilized a portion of the net cash proceeds it received in connection with the closing of the Simon Transaction to purchase $150.0 million of MBS. All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its MBS investment portfolio to be temporary in nature. The unrealized losses on the Company’s MBS were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2010 and 2009, the Company did not recognize any impairment charges. As of December 31, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its MBS prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company realized $0.3 million gross gains during 2010 related to such sales. Additionally, the Company realized $0.5 million of gross losses related to early redemptions of MBS by the security issuer. Since no amounts related to the fair value of these securities had previously been recorded in accumulated other comprehensive income, these gains and losses are included in gain on sale of marketable securities in the consolidated statements of operations for the year ended December 31, 2010. The maturities of the Company’s MBS generally range from 27 year to 30 years..

Derivative Financial Instruments

In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, the Company entered into a hedge of its Marco OP Units. The hedge transactions were executed with Morgan Stanley on 527,803 of the Marco Units (75% of the 703,737 total Marco OP Units). The hedges were structured as a collar where a series of puts were purchased at an average strike price of $90.32 per share and a series of calls were sold at an average strike price of $109.95 per share. Morgan Stanley is restricted under the agreement from assigning its rights to this hedge to another counter party.

The collateral for hedge is the greater of (i) the number of shares hedged times Simon stock price or (ii) 150% of the value of the calls sold times 30% less the value of the puts purchased. The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock. The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc.

The hedges were classified as fair value hedges and recorded on the balance sheet under prepaid and other assets with changes in the fair value of the hedge reported as a gain or loss in other income, net within the consolidated statement of operations. As of December 31, 2010 the fair was of the hedges were $3.1 million and the collateral requirement was approximately $6.9 million. For the year ended December 31, 2010 a loss of $2.6 million was recorded in other income/(loss), net within the consolidated statement of operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

7. Marketable Securities and Fair Value Measurements  – (continued)

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents (money market accounts)	$9,059,126	$—	$—	$9,059,126
Marketable Securities:
Equity Securities, primarily REITs	$226,394	$—	$—	$226,394
Marco OP Units	—	32,282,300	—	32,282,300
MBS	—	139,870,090	—	139,870,090
Total	$226,394	$172,152,390	$—	$172,378,784
Restricted Marketable Securities:
Marco OP Units	$—	$33,945,909	$—	$33,945,909
Total	$—	$33,945,909	$—	$33,945,909
Derivative Financial Instruments:
Marco OP Units Collar	$—	$3,087,648	$—	$3,087,648
Total	$—	$3,087,648	$—	$3,087,648

	Fair Value Measurement Using
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$840,877	$—	$—	$840,877

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

8. Intangible Assets

At December 31, 2010, the Company had intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/(liabilities) as of December 31, 2010 and 2009:

	At December 31, 2010			At December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired in-place lease intangibles	$2,320,350	$(1,212,787)	$1,107,563	$2,625,791	$(1,984,304)	$641,487
Acquired above market lease intangibles	557,704	(364,459)	193,245	1,026,821	(787,461)	239,360
Deferred intangible leasing costs	1,189,666	(694,581)	495,085	1,354,295	(948,020)	406,275
Acquired below market lease intangibles	(1,472,588)	924,676	(547,912)	(3,012,740)	2,349,326	(663,414)

During the year ended December 31, 2010, the Company wrote off fully amortized acquired intangible assets of approximately $1.3 million, respectively, resulting in a reduction of cost and accumulated amortization of intangible assets at December 31, 2010 compared to the December 31, 2009. Also, as a result of the Company’s acquisition of Everson Pointe, the Company added $0.8 million in intangibles with a weighted average life of 4 years as part of the allocation of the purchase price.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter at December 31, 2010:

Amortization expense/(benefit) of:	2011	2012	2013	2014	2015	Thereafter	Total
Acquired above market lease value	$67,656	$38,210	$27,071	$22,702	$15,199	$22,407	$193,245
Acquired below market lease value	(148,241)	(110,320)	(108,214)	(60,312)	(60,312)	(60,513)	(547,912)
Projected future net rental income increase	$(80,585)	$(72,110)	$(81,143)	$(37,610)	$(45,113)	$(38,106)	$(354,667)

Amortization benefit of acquired above and below market lease values is included in total revenues in our consolidated statements of operations was $0.1 million, $0.3 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter at December 31, 2010:

Amortization expense of:	2011	2012	2013	2014	2015	Thereafter	Total
Acquired in-place leases value	$230,428	$165,936	$155,567	$139,088	$119,112	$297,432	$1,107,563
Deferred intangible leasing costs value	116,548	82,542	75,024	62,941	52,858	105,172	495,085
Projected future amortization expense	$346,976	$248,478	$230,591	$202,029	$171,970	$402,604	$1,602,648

Actual total amortization expense included in depreciation and amortization expense in our consolidated statements of operations was $0.3 million, $0.8 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

9. Assets and Liabilities Previously Classified as Held for Sale and Discontinued Operations

On December 8, 2009, the Company entered into the Contribution Agreement providing for the disposition of a substantial portion of its retail properties to Simon including the St. Augustine Outlet Center, which is wholly owned. Because the St. Augustine Outlet Center met the criteria for classification for held for sale, the Company reclassified the St. Augustine Outlet Center’s related assets and liabilities from held for use to held for sale effective as of December 8, 2009 on the consolidated balance sheet and previously included the St. Augustine Outlet Center’s results from operations in discontinued operations in its consolidated statements of operations for all periods presented. On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated disposition of the St. Augustine Outlet Center. As a result of the aforementioned amendment to the Contribution Agreement, the St. Augustine Outlet Center no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010 as discussed below.

The St. Augustine Outlet Center’s assets and liabilities no longer met the criteria for classification as held for sale effective as of June 28, 2010 because management no longer had an active plan to market this outlet center for sale. Therefore, the Company has reclassified the assets and liabilities related to the St. Augustine Outlet Center from assets and liabilities back to held for use from held for sale on the consolidated balance sheets for all periods presented. This reclassification from held for sale to held for use of the St. Augustine Outlet Center resulted in an adjustment of $1.2 million to reduce the St. Augustine Outlet Center’s assets’ balance to the lower of its carrying value, net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value as of June 28, 2010. The $1.2 million adjustment was included in loss on long-lived assets in the consolidated statement of operations for the year ended December 31, 2010. The St. Augustine Outlet Center’s results of operations for all periods presented have been reclassified from discontinued operations to the Company’s continuing operations.

10. Assets and Liabilities Disposed of and Discontinued Operations

As a result of the Company defaulting on the debt related to three of the five apartment communities (of which one was located in Tampa, Florida, one was located in Charlotte, North Carolina and one was located in Greensboro, North Carolina) within its Camden Multi Family Properties due to the three properties no longer being economically beneficial to the Company, the lender foreclosed on the three properties during the year ended December 31, 2010. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the applicable properties’ assets and working capital and the Company no longer has any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. The foreclosure transactions resulted in a gain on debt extinguishment of $19.9 million, of which $17.2 million and $2.7 million was recorded during the second quarter and fourth quarter of 2010, respectively, and is included in discontinued operations for the year ended December 31, 2010. Accordingly, the assets and liabilities of these three properties were reclassified as assets and liabilities disposed of on the consolidated balance sheet as of December 31, 2009.

During the year ended December 31, 2009, the Company recorded an asset impairment charge of $30.3 million associated with these three foreclosed properties. No additional impairment charges were subsequently recorded as the net book values of their assets approximated their estimated fair market values, on a net aggregate basis, through their respective dates of disposition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

10. Assets and Liabilities Disposed of and Discontinued Operations  – (continued)

The following summary presents the operating results of the three foreclosed properties included in discontinued operations in the consolidated statements of operations for the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
Revenue	$3,077,235	$6,970,415	$7,532,940
Expenses:
Property operating expense	1,693,613	3,583,358	4,031,932
Real estate taxes	342,740	719,791	788,353
Impairment loss on long-lived assets	300,000	30,335,548	—
General and administrative costs	98,727	468,292	673,554
Depreciation and amortization	362,632	1,227,824	1,347,773
Total operating expense	2,797,712	36,334,813	6,841,612
Operating income/(loss)	279,523	(29,364,398)	691,328
Other income	210,160	189,345	164,067
Interest income	716	326	604
Interest expense	(1,331,698)	(2,928,776)	(2,936,546)
Gain on debt extinguishment	19,903,319	—	—
Net income/(loss) from discontinued operations	$19,062,020	$(32,103,503)	$(2,080,547)

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities disposed, as of the date indicated.

As of December 31, 2009
Net investment property	$32,344,948
Intangible assets, net	455,853
Restricted escrows	174,754
Other assets	262,734
Total assets	$33,238,289
Mortgage payable	$51,419,300
Other liabilities	1,375,761
Total liabilities	$52,795,061

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

11. Mortgages Payable

Mortgages payable, totaling approximately $195.5 million and $193.0 million at December 31, 2010 and 2009, respectively, consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as December 31, 2010	Maturity Date	Amount Due at Maturity	December 31, 2010	December 31, 2009
Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,138,605	$40,725,000	$40,725,000
Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.81%	April 2011	8,758,750	8,890,000	10,193,750
Brazos Crossing Power Center	Greater of LIBOR +3.50% or 6.75%	6.75%	December 2011	6,385,788	6,492,894	7,338,947
Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334,204	27,849,500	27,849,500
St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,747,523	26,040,634	26,400,159
Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418,281	5,000,000	—
Total mortgages payable		5.69%		$182,923,273	$195,523,028	$193,032,356

LIBOR as of December 31, 2010 and 2009 was 0.2606% and 0.2309%, respectively. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2010:

2011	2012	2013	2014	2015	Thereafter	Total
$16,309,012	$2,239,291	$2,518,608	$28,957,980	$6,773,098	$138,725,039	$195,523,028

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.2 million and $2.0 million were held in restricted escrow accounts as of December 31, 2010 and 2009, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Our mortgages payable also contain clauses providing for prepayment penalties.

In connection with the acquisition of the Houston Extended Stay Hotels, the Houston Partnership along with ESD #5051 — Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which was initially scheduled to mature on April 16, 2010. During April 2010, the mortgage loan was amended and extended to mature on April 16, 2011. In connection with the amendment and extension of the mortgage loan, the Company made a lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

11. Mortgages Payable  – (continued)

accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011. The amended mortgage loan is secured by the Houston Extended Stay Hotels and 35% of the obligation is guaranteed by the Company. In addition, the Company has entered into an interest rate cap agreement to cap the British Bankers Association Daily Rate at 1% through the maturity of the amended mortgage loan. The Company is currently in negotiations with the lender to extend the maturity date of the amended mortgage loan. If the Company is unable to extend the amended mortgage loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

In December 2008, the Company converted its construction loan, which was used to fund the acquisition of land and the related development of the Brazos Crossing Power Center, in Lake Jackson, Texas, to a term loan initially scheduled to mature on December 4, 2009. During February 2010, the term loan was amended and extended to mature on December 4, 2011. In connection with the amendment and extension of the mortgage, the Company made a lump sum principal payment of $0.7 million. The amended mortgage loan bears interest at the greater of 6.75% or plus 350 basis points (3.50%) per annum rate and requires monthly installments of interest plus a principal payment of $9,737. The amended mortgage loan is secured by the Brazos Crossing Power Center. The Company intends to seek an extension to the maturity date of the amended mortgage loan. If the Company is unable to extend the amended mortgage loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

On November 16, 2007, in connection with the acquisition of the five apartment communities within our Camden Multi-Family Properties, the Company, through its wholly owned subsidiaries, obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million. Of the $79.3 million, only two of the five original loans remain outstanding as of December 31, 2010 with an aggregate principal balance of $27.8 million (the “Loans”) as an aggregate of $51.5 million was extinguished during 2010 in connection with certain foreclosure transactions (see Note 9 for further discussion). The remaining loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The remaining loans required monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The remaining loans will mature on December 1, 2014.

For the mortgage payable related to the St. Augustine Outlet Center, Lightstone Holdings, LLC (the “Guarantor”), a company wholly owned by the Sponsor, has guaranteed the outstanding mortgage loan on the St. Augustine Outlet center, the payment of losses that the lender may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates. Such losses are recourse to the Guarantor under the guaranty regardless of whether the lender has attempted to procure payment from the Company or any other party. Further, in the event of the Company's voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by the lender, the Guarantor has guaranteed the payment of any unpaid loan amounts. The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

For the mortgage payable related to Everson Pointe, the mortgage loan has a term of 5 years, bears interest at a floating rate of Prime plus 1.00%, subject to a 5.85% floor, and requires monthly interest-only payments for the first year. Thereafter, the mortgage loan will require monthly principal payments of $12,277 plus accrued interest through its stated maturity. The mortgage loan will mature on December 16, 2015, at which time a balloon payment of approximately $4.4 million will be due to the lender, assuming no principal prepayments. The mortgage loan is secured by Everson Pointe and the Company has provided a guaranty to the lender for non-recourse carve-outs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

11. Mortgages Payable  – (continued)

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company has historically been and currently is in compliance with all of its debt covenants or has obtained waivers from their lenders, with the exception of (i) the debt service coverage ratio on the debt associated with the Houston Extended Stay Hotels, which the Company did not meet for the quarters ended June 30, 2010 and September 30, 2010, respectively, and (ii) the minimum debt service coverage ratio for the quarter ended June 30, 2010 and both the minimum and required debt service coverage ratio on the debt associated with the Gulf Coast Industrial Portfolio for the quarter ended December 31, 2010.

Under the terms of the loan agreement for the Houston Extended Stay Hotels, the Company, once notified by the lender of noncompliance, has five days to cure by making a principal payment sufficient to reduce the debt service coverage ratio to at least the minimum. During the fourth quarter of 2010, the Company received notification by the lender and timely made the required $0.3 million lump sum principal payment in order to cure the aforementioned noncompliance. As of December 31, 2010, the Company was in compliance with the debt service coverage ratio for this loan.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties because of such noncompliance. As of the date of this filing, the lender has taken no such action and the Company is current with respect to regularly scheduled monthly debt service payments.

The Company currently expects to remain in compliance with all its other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

12. Distributions Payable

On November 15, 2010, the Company declared a distribution for the three-month period ending December 31, 2010 of $5.6 million. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2010 distribution was paid in full on January 15, 2011 using a combination of cash ($3.7 million) and shares ($1.9 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

On November 3, 2009, the Company declared a distribution for the three-month period ending December 31, 2009 of $5.6 million. The distribution was calculated based on stockholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2009 distribution was paid in full on January 15, 2010 using a combination of cash ($3.3 million) and shares ($2.3 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

13. Company’s Stockholder’s Equity  – (continued)

of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2010 and 2009, the Company had no outstanding preferred shares.

Common Shares

All of the common stock being offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the Board and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

Holders of the Company’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’ charter provides that the holders of its stock do not have appraisal rights unless a majority of the Board determines that such rights shall apply. Shares of the Company’s common stock have equal dividend, distribution, liquidation and other rights.

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had approximately 31.6 million and 31.5 million shares of common stock outstanding as of December 31, 2010 and 2009, respectively.

Distributions and Distribution Reinvestment Program

Beginning February 1, 2006, the Company’s Board declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, the Company’s Board has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00.

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s distribution reinvestment program. On July 28, 2010, the Company’s Board decided to temporarily suspend our distribution reinvestment program pending final approval of the related registration statement (the “DRIP Registration Statement”) by the SEC. On October 26, 2010, the DRIP Registration Statement was declared effective by the SEC and the distribution reinvestment program was reinstated by the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

13. Company’s Stockholder’s Equity  – (continued)

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Stock-Based Compensation

The Company has adopted a stock option plan under which its independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. The Company’s stock option plan is designed to enhance our profitability and value for the benefit of its stockholders by enabling it to offer independent directors stock based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

The Company has authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan. The Board may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. In July 2007, August 2008, September 2009 and September 2010, options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting on the respective dates. As of December 31, 2010, options to purchase 36,000 shares of stock were outstanding, 18,000 were fully vested, at an exercise price of $10. Through December 31, 2010, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan were fixed at $10 per share until the termination of the Company’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years from the date of grant. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

Compensation expense associated with our stock option plan was not material for the years ended December 31, 2010, 2009 and 2008.

14. Noncontrolling Interests

The noncontrolling interests parties of the Company hold units in the Operating Partnership. These units include SLP units, limited partner units, Series A Preferred Units and Common Units.

Share Description

See Note 15 for discussion of rights related to SLP units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

The Series A Preferred Units holders are entitled to receive cumulative preferential distributions equal to an annual rate 4.6316%, if and when declared by the Company. The Series A Preferred Units have no mandatory redemption or maturity date. The Series A Preferred Units are not redeemable by the Operating

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

14. Noncontrolling Interests  – (continued)

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

Distributions

During the years ended December 31, 2010 and 2009, the Company paid distributions to noncontrolling interests of $20.6 million and $4.7 million, respectively. The 2010 distributions to noncontrolling interests include a distribution of approximately $14.1 million as discussed in the Noncontrolling Interest of Subsidiary within the Operating Partnerships section below. As of December 31, 2010 and 2009, the total distributions declared and not paid to noncontrolling interests was $1.7 million (paid on January 15, 2011) and $1.7 million (paid on January 15, 2010), respectively.

Note Receivable due from Noncontrolling Interests

In connection with the contribution of the Mill Run and POAC membership interests, the Company made loans to Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, “Noncontrolling Interest Borrowers”) in the aggregate principal amount of $88.5 million (the “Noncontrolling Interest Loans”. These loans are payable semi-annually and accrue interest at an annual rate of 4%. The loans mature through September 2017 and contain customary events of default and default remedies. The loans require the Noncontrolling Interest Borrowers to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership. The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run and the POAC membership interests, as such these loans are classified as a reduction to noncontrolling interests in the consolidated balance sheets.

Accrued interest related to these loans totaled $1.9 million and $1.8 million at December 31, 2010 and 2009, and are included in interest receivable from related parties in the consolidated balance sheets.

Noncontrolling Interest of Subsidiary within the Operating Partnerships

On August 25, 2009, the Operating Partnership acquired an additional 15% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run). On August 25, 2009, the Operating Partnership contributed its investments of the 15% membership interest in POAC and the 14.26% membership interest in Mill Run to the newly formed PRO-DFJV Holdings, LLC, a Delaware limited liability company (“PRO”) in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 cash for a 0.01% non- managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

14. Noncontrolling Interests  – (continued)

PRO, the 19.17% profit membership interest will not receive any distributions until the Operating Partnership and the Company receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions of $6.9 million. Any remaining distributions shall be split between the three members in proportion to their profit interests.

Of the net cash proceeds received from the closing of the Simon Transaction on August 30, 2010, PRO’s portion was approximately $73.5 million. Pursuant to its operating agreement, PRO Distributions of approximately $59.4 million and approximately $14.1 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignment), respectively, during the third quarter of 2010.

15. Related Party Transactions

The Company has agreements with the Advisor and Property Manager to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager, and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property. The acquisition fee and expenses for any particular property, including amounts payable to affiliates, will not exceed, in the aggregate 5% of the gross contract purchase price (including mortgage assumed) of the property. From June 8, 2004 (date of inception) through December 31, 2010, the Company has paid to the Advisor $28.6 million in acquisition fees and $2.8 million in expense reimbursement to the Advisor.
Property Management — Residential/Retail/ Hospitality	The Property Manager is paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company pays the Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area
Property Management — Office/Industrial	The Property Manager is paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

From June 8, 2004 (date of inception) through December 31, 2010, the Company has paid approximately $6.5 million in property management fees to our property manager and $2.8 million in separate fees described above for residential/retail/hospitality/office and industrial.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

15. Related Party Transactions  – (continued)

Fees	Amount
Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

From June 8, 2004 (date of inception) through December 31, 2010, the Company has paid approximately $12.6 million in asset management fees to the Advisor.
Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.
The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Since our inception through March 31, 2010, cumulative distributions declared to Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP units as the distribution to the stockholders was less than 7% for this period. On August 30, 2010, the Company declared additional distributions to the stockholders to bring the annualized distribution to at least 7%. As such, the Company as of August 30, 2010 recommenced declaring distribution to Lightstone SLP, LLC at the 7% annualized rate, except for the three months ended June 30, 2010 which was at an 8% annualized rate which represents the same rate paid to the stockholders.

During the year ended December 31, 2010, distributions of $2.2 million were declared and distributions of $2.2 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through December 31, 2010, cumulative distributions declared were $6.6 million, of which $6.1 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2010, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

15. Related Party Transactions  – (continued)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

15. Related Party Transactions  – (continued)

The Company pursuant to the related party arrangements described above has recorded the following amounts the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Acquisition fees	$279,264	$16,656,847	$2,336,565
Asset management fees	4,521,292	4,541,195	2,203,563
Property management fees	1,474,599	1,812,195	1,783,275
Acquisition expenses reimbursed to Advisor	1,264	902,753	1,265,528
Development fees and leasing commissions	266,698	270,122	1,934,107
Total	$6,543,117	$24,183,112	$9,523,038

See Notes 4, 5, 13 and 14 for other related party transactions.

As of December 31, 2010 and 2009, the Company owed the Sponsor $0.3 million and $1.3 million, respectively related to asset management fees for the quarters ended December 31, 2010 and 2009, respectively. The payable to the Sponsor is recorded within the Due to Sponsor line item on the consolidated balance sheet.

16. Impairment of Long-Lived Assets, Net of (Gain)/Loss on Disposal

The impairment of long-lived assets, net of (gain)/loss on disposal of $1.1 million during the year ended December 31, 2010 primarily consists of an impairment charge of $1.2 million within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010. See Note 9 for additional information related to discontinued operations.

The impairment of long-lived assets, net of (gain)/loss on disposal of $14.6 million during the year ended December 31, 2009 consisted of aggregate asset impairment charges of $14.9 million, partially offset by a $0.3 million gain on disposal of assets. The asset impairment charges primarily related to the impairment (i) within our Multi-Family Residential Segment of $12.9 million associated with two of the apartment communities (located in Charlotte and Greensboro, North Carolina) in our Camden Multi-Family Properties and (ii) $2.0 million within our Retail Segment associated with our Brazos Crossing Power Center.

The Company identified certain indicators of impairment related to the five apartment communities which were at that point of time in our Camden Multi-Family Properties and our Brazos Crossing Power Center, such as negative cash flow expectations and changes in management’s expectations regarding the length of the holding period of the properties, which occurred during the third quarter of 2009. These indicators did not exist during the Company’s prior reviews of the properties during prior periods. Accordingly, the Company performed cash flow valuation analyses and determined that the carrying values of the properties exceeded their expected undiscounted cash flows. As a result, the Company recorded an aggregate impairment charge of $45.2 million (of which $14.9 million is included in continuing operations and $30.3 million is included discontinued operations because it related to the three apartment communities in the Camden Multi-Family Properties which were foreclosed on during 2010) related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets, net of (gain)/loss on disposal within the accompanying consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

16. Impairment of Long-Lived Assets, Net of (Gain)/Loss on Disposal  – (continued)

For the year ended December 31, 2008, the Company recorded a loss on long-lived assets, net of (gain)/loss on disposal of $4.9 million which consisted of (i) an asset impairment charge of $4.6 million primarily related to impairment on Sarasota, our industrial property located in Sarasota, Florida and (ii) a $0.3 million loss on disposal of asset. The Company identified certain indicators of impairment related to this property such as the property is currently vacant and is experiencing negative cash flows and the difficulty in leasing the space. The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows. Therefore, the Company recorded an impairment charge related to the property consisting of the excess carrying value of the asset over its estimated fair values within the accompanying consolidated statement of operations.

17. Future Minimum Rentals

As of December 31, 2010, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2011	2012	2013	2014	2015	Thereafter	Total
$12,097,514	$10,606,148	$8,985,797	$8,077,698	$5,849,224	$15,359,630	$60,976,011

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

18. Segment Information

The Company operates in four business segments: (i) retail real estate, (ii)residential real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2010, 2009 and 2008 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2010, 2009 and 2008. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

The results of operations presented below exclude three properties due to their classification as discontinued operations (see Note 2). Prior to their classification as discontinued operations, the results of operations of three properties were within the multi-family segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

18. Segment Information  – (continued)

Selected results of operations for the years ended December 31, 2010, 2009 and 2008, and total assets as of December 31, 2010 and 2009 regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2010
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$10,888,391	$11,592,233	$6,960,213	$2,952,461	$—	$32,393,298
Property operating expenses	2,915,848	5,288,746	2,318,986	1,611,367	—	12,134,947
Real estate taxes	1,035,128	1,278,302	836,123	223,479	—	3,373,032
General and administrative costs	592,217	248,575	31,979	6,607	7,984,302	8,863,680
Net operating income (loss)	6,345,198	4,776,610	3,773,125	1,111,008	(7,984,302)	8,021,639
Depreciation and amortization	2,304,952	1,515,184	2,218,655	507,177	—	6,545,968
Impairment of long lived assets, net of gain on disposal	1,193,233	—	(69,555)	—	—	1,123,678
Operating income/(loss)	$2,847,013	$3,261,426	$1,624,025	$603,831	$(7,984,302)	$351,993
Total purchases of investment property	$9,057,692	$580,126	$867,828	$131,587	$—	$10,637,233
As of December 31, 2010:
Total Assets	$108,964,153	$63,099,867	$70,724,680	$17,839,261	$256,830,116	$517,458,077

	For the Year Ended December 31, 2009
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$10,969,631	$11,972,179	$7,444,840	$3,469,561	$—	$33,856,211
Property operating expenses	3,372,743	5,471,854	2,006,559	1,836,391	387	12,687,934
Real estate taxes	1,119,984	1,266,955	888,988	236,758	—	3,512,685
General and administrative costs	125,857	351,307	36,417	12,351	7,701,146	8,227,078
Net operating income (loss)	6,351,047	4,882,063	4,512,876	1,384,061	(7,701,533)	9,428,514
Depreciation and amortization	3,827,406	1,691,526	2,517,076	478,698	830	8,515,536
Impairment of long lived assets and gain on disposal	2,002,465	12,860,601	(237,812)	—	—	14,625,254
Operating income/(loss)	$521,176	$(9,670,064)	$2,233,612	$905,363	$(7,702,363)	$(13,712,276)
Total purchases of investment property	$926,397	$1,237,261	$698,167	$(362,279)	$—	$2,499,546
As of December 31, 2009:
Total Assets	$101,842,972	$97,733,447	$72,032,250	$18,043,757	$139,911,450	$429,563,876

	For the Year Ended December 31, 2008
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$8,812,246	$12,771,274	$8,054,802	$3,966,838	$—	$33,605,160
Property operating expenses	3,197,468	5,936,698	2,346,680	2,223,287	—	13,704,133
Real estate taxes	999,531	1,264,893	921,537	213,828	—	3,399,789
General and administrative costs	39,394	463,461	108,283	35,704	11,029,054	11,675,896
Net operating income	4,575,853	5,106,222	4,678,302	1,494,019	(11,029,054)	4,825,342
Depreciation and amortization	2,616,341	1,630,539	2,923,096	423,404	—	7,593,380
Impairment of long lived assets and loss on disposal	—	—	4,866,437	—	—	4,866,437
Operating income (loss)	$1,959,512	$3,475,683	$(3,111,231)	$1,070,615	$(11,029,054)	$(7,634,475)
Total purchases of investment property	$30,009,704	$406,166	$1,427,859	$2,398,016	$—	$34,241,745
As of December 31, 2009:
Total Assets	$107,410,907	$142,329,583	$73,794,036	$18,669,330	$159,445,044	$501,648,900

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated (The data presented below excludes three properties due to their classification as discontinued operations (see Note 1, 9 and 10):

	2010
	Year ended December 31,	Quarter ended December 31,(1)	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$32,393,298	$8,155,542	$8,123,973	$8,134,940	$7,978,843
Net income/(loss) from continuing operations	122,878,962	(2,946,585)	133,537,649	(4,125,010)	(3,587,092)
Net income(loss) from discontinued operations	19,062,020	2,618,553	87,191	16,992,493	(636,217)
Net income/(loss)	141,940,982	(328,032)	133,624,840	12,867,483	(4,223,309)
Less (income)/loss attributable to noncontrolling interest	(12,010,478)	(9,819,975)	(2,064,013)	(200,469)	73,979
Net income/(loss) applicable to Company's common shares	$129,930,504	$(10,148,007)	$131,560,827	$12,667,014	$(4,149,330)
Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$3.49	$(0.40)	$4.13	$(0.13)	$(0.10)
Discontinued operations	0.60	0.08	—	0.53	(0.02)
Net income/(loss) per common share, basic and diluted	$4.09	$(0.36)	$4.13	$0.40	$(0.12)

	2009
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$33,856,211	$8,081,007	$8,438,934	$8,652,981	$8,683,289
Net loss from continuing operations	(34,000,141)	(8,783,384)	(18,376,215)	(6,564,798)	(275,744)
Net loss from discontinued operations	(32,103,503)	(248,344)	(30,942,855)	(429,744)	(482,560)
Net loss	(66,103,644)	(9,031,728)	(49,319,070)	(6,994,542)	(758,304)
Less loss attributable to noncontrolling interest	908,991	141,951	673,924	90,097	3,019
Net Loss applicable to Company's common shares	$(65,194,653)	$(8,889,777)	$(48,645,146)	$(6,904,445)	$(755,285)
Basic and diluted net loss per Company's common share:
Continuing operations	$(1.06)	$(0.27)	$(0.56)	$(0.21)	$(0.02)
Discontinued operations	(1.02)	(0.01)	(0.99)	(0.01)	(0.01)
Net loss per common share, basic and diluted	$(2.08)	$(0.28)	$(1.55)	$(0.22)	$(0.03)

(1)	As more fully described in Note 4 of the consolidated financial statements, the Company recognized a gain on disposition with respect to the Simon Transaction during the third quarter of 2010. In connection with the Company’s year-end financial reporting close process, the Company recorded an adjustment of $9.9 million during the three months ended December 31, 2010 which related primarily to the apportionment of this gain between income attributable to noncontrolling interest and income applicable to the Company’s common shares. This adjustment was deemed to be immaterial from both a qualitative and quantitative perspective to the consolidated financial statements for the three month period ended September 30 2010 and December 31, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

20. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“Mezz II”), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property’). Mezz II is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of our operating partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

In response to the Default Notices, Gettinger commenced legal action and obtained an injunction that extends its time to cure any default, prohibits interference with its leasehold interest and prohibits Sublessor from terminating its sublease pending resolution of the litigation. A motion by Sublessor for partial summary judgment, alleging that certain work on the Office Property required its prior approval, was denied by the Supreme Court, New York County. Subsequently, by agreement of the parties, a stay was entered precluding the termination of the Sublease Interest pending a final decision on Sublessor's claim of defaults under the Sublease Interest. In addition, the parties stipulated to the intervention of Office Owner as a party to the proceedings. The parties have been directed to engage in and complete discovery. The Company considers the litigation to be without merit.

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

On September 4, 2007, Office Owner commenced a new action against Sublessor alleging a number claims, including the claims that Sublessor has breached the sublease and committed intentional torts against Office Owner by (among other things) issuing multiple groundless default notices, with the aim of prematurely terminating the sublease and depriving Office Owner of its valuable interest in the sublease. The complaint seeks a declaratory judgment that Office Owner has not defaulted under the sublease, damages for the losses Office Owner has incurred as a result of Sublessor’s wrongful conduct, and an injunction to prevent Sublessor

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

20. Commitments and Contingencies  – (continued)

from issuing further default notices without valid grounds or in bad faith. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

As of the date hereof, the Company is not a party to any other material pending legal proceedings.

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest and the POAC Interest, our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of December 31, 2010.

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

On August 30, 2010, the LVP Parties completed the Simon Transaction which included the disposition their interests in the POAC Properties and the Mill Run Properties and contemporaneously entered into the Simon Tax Matters Agreement. Additionally, the Company has been advised by an independent law firm that

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

20. Commitments and Contingencies  – (continued)

it is “more likely than not” that the Simon Transaction will not give rise to current taxable income or loss. Accordingly, the Company believes the Simon Transaction is a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run TPA.

Simon Tax Matters Agreements

In connection with the closing of the Simon Transaction, the LVP Parties entered into the Simon Tax Matters Agreement with Simon. Under the Simon Tax Matters Agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to the Simon Loan (or indebtedness incurred to refinance the Simon Loan) for at least four years following the closing of the Simon Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breach their obligations under the Simon Tax Matters Agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

Simon Loan Collection Guaranties

In connection with the closing of the Simon Transaction, the LVP Parties have provided Simon Loan Collection Guaranties with respect to the Simon Loan in connection with the closing of the Simon Transaction. Under the terms of the Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest on the Simon Loan after Simon OP has failed to make payments, the Simon Loan has been accelerated, and the lenders have failed to collect the full amount of the Simon Loan after exhausting other remedies. The Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Simon Transaction, the Company recorded a liability (the “Collection Guaranties Liability”) in the amount of $0.1 million, representing the estimated fair value of the Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

21. Subsequent Events

Distribution Declaration

On March 4, 2011, the Company declared a distribution for the three-month period ending March 31, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2011 to shareholders of record as of March 31, 2011. The shareholders have an option to elect the receipt of shares under our Distributions Reinvestment Program.

CP Boston Property Acquisition

On February 17, 2011, the Company’s sponsor and advisor, the Lightstone Group (the “Buyer”), made a successful auction bid to acquire a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC (the “Seller”) for an aggregate purchase price of approximately $101 million, excluding closing and other related transaction costs. Pursuant to the terms of the Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”) dated February 17, 2011, between the Buyer and the Seller, the Buyer made an earnest money deposit of approximately $1.0 million on February 18, 2011 representing 10% of the aggregate purchase price.

The CP Boston Property, which encompasses 26 acres, is located 20 miles north of Boston’s Logan Airport and 22 miles north of Boston’s “Central Business District”. The Hotel was originally built in 1978 and further expanded in 1982 to its current 366 rooms (167 king bedrooms, 199 double bedrooms and 12 suites). Hotel amenities include: room service dining, restaurants and a lounge, a health & fitness center, spa facilities, housekeeping and laundry services, a business center, game room, a gift shop, and 37,000 square feet of meeting room and ballroom space. The Hotel currently operates under the “Crowne Plaza” flag pursuant to an existing franchise agreement with InterContinental Hotel Groups. The Water Park, which opened in 2008, features 65,000 square feet of indoor water park activities, dining and entertainment options. The Water Park currently operates as a CoCo Key Water Resort under an existing trademark license agreement with WPH CoCo Key, LLC.

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which would acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board and Lightstone II’s Board of Directors approved 80% and 20% participations, respectively, in the CP Boston Joint Venture.

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash.

The CP Boston Joint Venture established a taxable subsidiary, LVP CP Boston Holding Corp., which has entered into an operating lease agreement for the CP Boston Property. At closing, LVP CP Boston Holding Corp. also entered into an interim management agreement with Sage Client 289, LLC, an unrelated third party, for the management of the Hotel and the Water Park.

The CP Boston Property was purchased “as is” and it is currently expected that approximately $10.0 million (of which approximately $8.0 million is the company’s proportionate share) of additional

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

21. Subsequent Events  – (continued)

renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition. Management of the Company believes the CP Boston Property is adequately insured.

The Seller was not affiliated with the Company or its affiliates.

Potential Property Acquisition — Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the sponsor of the Company, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner will be transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on or about June 4, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

The Property, which opened in 2003, consists of an approximately 751,000 square foot enclosed mall situated on 139 acres of land located at 5250 International Drive in Orlando close to the convergence of I-4 and the Florida Turnpike. The Property was built as a hybrid retail center with entertainment, destination retail and traditional in-line mall tenants and its current anchor tenants include Bass Pro Shops Outdoor World, Ron Jon Surf Shop, Sheplers Western Wear and Cinemark 20 Theatres. As of December 31, 2010, the Property was approximately 66% occupied. Concurrent with the closing of the acquisition, management of the Property was assumed by Paragon Retail Property Management LLC (“Paragon”), an affiliate of the Company’s sponsor. Paragon is currently evaluating redevelopment opportunities for the Property.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2010

		Initial Cost(A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total(B)	Accumulated Depreciation(C)	Date Acquired	Depreciable Life(D)
St. Augustine Outlet Center St. Augustine, Florida	$26,040,634	$11,206,280	$42,103,074	$1,548,163	$10,875,242	$43,982,275	$54,857,517	$(991,392)	3/29/2006 & 10/2/2007	(D)
Southeastern Michigan Multi-Family Properties Southeastern, Michigan	40,725,000	8,051,125	34,297,538	992,199	8,270,749	35,070,113	43,340,862	(4,166,033)	6/29/2006	(D)
Oakview Plaza Omaha, Nebraska	27,500,000	6,705,942	25,462,968	786,285	7,355,942	25,599,253	32,955,195	(2,955,563)	12/21/2006	(D)
Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	53,025,000	12,767,476	51,648,719	1,534,266	12,796,389	53,154,072	65,950,461	(5,966,460)	2/1/2007	(D)
Brazos Crossing Power Center Lake Jackson, Texas	6,492,894	1,688,326	4,337,962	(208,398)	1,268,387	4,549,503	5,817,890	(309,690)	6/29/2007	(D)
Houston Extended Stay Hotels Houston, Texas	8,890,000	1,900,546	14,359,818	1,677,922	1,918,854	16,019,432	17,938,286	(1,246,229)	10/17/2007	(D)
Sarasota Sarasota, Florida	—	2,000,000	11,291,586	(4,925,915)	2,000,000	6,365,671	8,365,671	(256,415)	11/15/2007	(D)
Camden Multi-Family Properties(E) Tampa, Florida, Charlotte, North Carolina and Greensboro, North Carolina	27,849,500	19,976,387	79,905,549	(78,386,950)	4,502,904	16,992,082	21,494,986	(613,174)	11/16/2007	(D)
Everson Pointe Snellville, Georgia	5,000,000	2,492,343	5,495,193	—	2,492,343	5,495,193	7,987,536	—	12/17/2010	(D)
Total	$195,523,028	$66,788,425	$268,902,407	$(76,982,428)	$51,480,810	$207,227,594	$258,708,404	$(16,504,956)

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	Reconciliation of total real estate owned:

	2010	2009	2008
Balance at beginning of year	$255,499,977	$273,351,551	$237,532,054
Purchases of investment properties	7,987,536	—	35,819,497
Improvements	976,367	4,549,106	—
Disposals	(600,410)	(666,973)	—
Impact of asset impairment – continuing operating properties	(5,155,066)	(21,733,707)	—
Balance at end of year	$258,708,404	$255,499,977	$273,351,551
(C)	Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2010	2009	2008
Balance at beginning of year	$15,530,577	$15,837,881	$5,345,498
Depreciation expense	5,687,956	7,230,310	6,073,677
Impairment charge	—	—	4,550,795
Impact of asset impairment – continuing operating properties	(4,113,167)	(6,870,641)	—
Disposals	(600,410)	(666,973)	(132,089)
Balance at end of year	$16,504,956	$15,530,577	$15,837,881
(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 39 years
Tenant improvements and equipment	5 – 10 years
(E)	The Camden Multi-Family Properties initially consisted of five apartment communities, of which one was located in Tampa, Florida, two were located in Charlotte, North Carolina and two were located in Greensboro, North Carolina. During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) were foreclosed on by the lender. As a result, as of December 31, 2010 the Company only owns two of the five apartment communities initially acquired.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

On, August 16, 2010, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. The Company previously filed Form 8-K on August 18, 2010 acknowledging this change.

During the Company’s fiscal years ended December 31, 2009 and 2008 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2011 concerning each of our directors serving in such capacity:

Name	Age	Positions Held	Office Will Expire	Director Since
David Lichtenstein	50	Chief Executive Officer, President and Chairman of the Board of Directors	2011	2004
Edwin J. Glickman	78	Director	2011	2005
George R. Whittemore	61	Director	2011	2006
Shawn R. Tominus	51	Director	2011	2006
Bruno de Vinck	65	Chief Operating Officer, Senior Vice President, Secretary and Director	2011	2005

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our Board of Directors since June 8, 2004. Mr. Lichtenstein is also the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Lichtenstein founded both American Shelter Corporation and the Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico. Mr. Lichtenstein is member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein was the president and/or director of various subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also the Senior Vice President, Secretary and director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck is a Senior Vice President with the Lightstone Group, and has been employed by Lightstone since April 1994. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its Board of Directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Executive Officers:

The following table presents certain information as of March 15, 2011 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	50	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	65	Chief Operating Officer, Senior Vice President, Secretary and Director
Peyton Owen	53	President
Joseph Teichman	37	General Counsel
Donna Brandin	54	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

Peyton Owen is our President and also serves as President and Chief Operating Officer of Lightstone II and The Lightstone Group. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of our advisor and Sponsor as well as Lightstone Value Plus Real Estate Investment Trust II, Inc and its advisor. Prior to joining us in January 2007, Mr. Teichman had been an Associate with Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. in Talmudic Law from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer of our advisor and our Sponsor as well as Lightstone Value Plus Real Estate Investment Trust II, Inc, and its advisor. Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin spent over three years as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country. Prior to Equity Residential, Ms. Brandin was the Senior Vice President and Treasurer of Cardinal Health, Inc. Prior to 2000, Ms. Brandin held the Assistant Treasurer roles at Campbell Soup for two years and Emerson Electric Company for seven years. Prior to Emerson, Ms. Brandin spent 10 years at Peabody Holding Company as manager of financial reporting and the director of planning and analysis. Ms. Brandin earned her Masters in Finance at St. Louis University in Missouri and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2010, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2010, with the exception of those reports disclosed herein. During the fiscal year ended December 31, 2010, Mr. de Vinck inadvertently failed to timely file two Form 4s, each of which reported a single transaction. Late Form 4s were filed with the SEC.

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at www.lightstonereit.com or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonereit.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2011 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company
David Lichtenstein	20,000	0.06%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	6,101	0.02%
Peyton Owen	—	—
Joseph Teichman	—	—
Donna Brandin	—	—
Our directors and executive officers as a group (8 persons)	26,101	0.08%

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

We have authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan. The Board may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan will be fixed at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. At our annual stockholder meetings in July 2007, August 2008 and September 2009, options were granted to each of our three independent directors. As of December 31, 2010, options to purchase 36,000 shares of stock were outstanding, 18,000 were fully vested, at an exercise price of $10 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2010, 2009 and 2008.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	36,000	$10.00	39,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	36,000	$10.00	39,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board, our Chief Executive Officer and our President. Our Dealer Manager, Advisor and Property Manager are wholly owned subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On April 22, 2005, we entered into agreements with our Dealer Manager, Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Manager

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Property management fees	$1,474,599	$1,812,195	$1,783,275
Development fees and leasing commissions	266,698	270,122	1,934,107
Total	$1,741,297	$2,082,317	$3,717,382

Advisor

We agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Acquisition fees	$279,264	$16,656,847	$2,336,565
Asset management fees	4,521,292	4,541,195	2,203,563
Acquisition expenses reimbursed to Advisor	1,264	902,753	1,265,528
Total	$4,801,820	$22,100,795	$5,805,656

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the offering of our common stock. As of December 31, 2010, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

On January 4, 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of the Sponsor (the “Joint Venture”). The Company accounted for the investment in this unconsolidated joint venture under the equity method of accounting as the Company exercises significant influence, but does not control these entities. Initial equity from our co-venturer totaled $13.5 million (representing a 51% ownership interest). Our initial capital investment, funded with proceeds from our common stock offering, was $13.0 million (representing a 49% ownership interest). On the same date, an indirect, wholly owned subsidiary acquired a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway, New York, New York (the “Sublease Interest”). The seller of the Sublease Interest, Gettinger Associates, L.P., is not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan and has approximately 915,000 leasable square feet. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sublease Interest runs concurrently with this ground lease.

On April 16, 2008, the Company made a preferred equity contribution of $11,000,000 (the “Contribution”) to PAF-SUB LLC (“PAF”), a wholly-owned subsidiary of Park Avenue Funding LLC (“Park Avenue”), in exchange for membership interests of PAF with certain rights and preferences described below (the “Preferred Units”). Park Avenue is a real estate lending company making loans, including first or second mortgages, mezzanine loans and collateral pledges of mortgages, to finance real estate transactions. Property types considered include multi-family, office, industrial, retail, self-storage, parking and land. Both PAF and Park Avenue are affiliates of our Sponsor. In connection with the Contribution, the Company and Park Avenue entered into a guarantee agreement on April 16, 2008, whereby Park Avenue unconditionally and irrevocably guarantees payment of the Redemption amounts when due (the “Guarantee”). Also, Park Avenue agrees to pay all costs and expenses incurred by the Company in connection with the enforcement of the Guarantee. Because the Company’s Contribution was fully redeemed during 2010, the Company no longer has an investment in PAF.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper audited our financial statements for the years ended December 31, 2009 and 2008. Amper reported directly to our audit committee.

On August 16, 2010, we were notified that Amper, combined its practice with that of Eisner and the name of the combined practice operates under the name EisnerAmper. The Audit Committee of the Company’s Board of Directors engaged EisnerAmper to serve as the Company’s new independent registered public accounting firm. EisnerAmper audited our financial statements for the year ended December 31, 2010. EisnerAmper reports directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2010 and 2009 by the Company’s principal accounting firms:

	2010	2009
Audit Fees – Amper(a)	$30,150	$279,150
Audit Fees – EisnerAmper(a)	270,250
Audit-Related Fees – Amper(b)	4,500	20,125
Audit-Related Fees – EisnerAmper(b)	7,875
Tax Fees(c)	—	—
All Other Fees – Amper(d)	223125	—
All Other Fees – EisnerAmper(d)	155,925	829,500
Total Fees	$691,825	$1,128,775

(a)	Fees for audit services in 2010 and 2009 consisted of the audit of the Company’s annual consolidated financial statements, and reviews of the Company’s quarterly consolidated financial statements.
(b)	Fees for audit-related services in 2010 consist of fees associated with registration statement consents. Fees for audit-related services in 2009 were related to Sarbanes Oxley compliance work plus review of net asset valuation.
(c)	There were no fees for tax services billed in 2010 and 2009.
(d)	Fees under all other fees in 2010 and 2009 relate to a three year audit of Prime Outlet Acquisition Company.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

PART III, CONTINUED:

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2010.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended by Statement on Auditing Standards No. 90, Audit Committee Communications, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by the Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2010.

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

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a minimum of seven to ten years prior to selling them. After seven to ten years, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association
10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

EXHIBIT NO.	DESCRIPTION
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale

EXHIBIT NO.	DESCRIPTION
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46#	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.
10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.
10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).
10.50###	Consolidated Financial Statements for 1407 Broadway Mezz II, LLC and Subsidiaries as of December 31, 2007.
10.51####	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52###	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53####	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54####	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55####	First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LLC
10.56####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.
10.62(1)	Contribution Agreement, dated as of December 8, 2009, by and among Simon Property Group Inc, Simon Property Group, L.P, Marco Capital Acquisition, LLC, Lightstone Value Plus REIT, LP, Pro-DFJV Holdings LLC, Lightstone Holdings, LLC, Lightstone Prime, LLC, BRM, LLC, Lightstone Real Property Ventures Limited Liability Company, PR Lightstone Manager, LLC, Prime Outlets Acquisition Company LLC, and Lightstone Value Plus Real Estate Investment Trust, Inc.

EXHIBIT NO.	DESCRIPTION
10.63(1)	Amendment No. 1 to the Contribution Agreement, dated as of May 13, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.64(1)	Amendment No. 2 to the Contribution Agreement, dated as of June 28, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.65(1)	Amendment No. 3 to the Contribution Agreement, dated as of August 30, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007
+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007
#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.
###	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007.
####	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Quarterly Report on Form 10-Q For The Quarter Ended June 30, 2008.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K/A For The Fiscal Year Ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Date: March 31, 2011	By: s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2011
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
/s/ Bruno de Vinck Bruno de Vinck	Director	March 31, 2011
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 31, 2011
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 31, 2011
/s/ George R. Whittemore George R. Whittemore	Director	March 31, 2011