Form 10-Q
period 2011-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2011-05-13
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐  No ☑

As of May 5, 2011, there were approximately 31.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
Assets
Investment property:
Land and improvements	$53,283,288	$51,480,810
Building and improvements	212,796,519	207,227,594
Construction in progress	531,735	266,253
Gross investment property	266,611,542	258,974,657
Less accumulated depreciation	(18,164,369)	(16,504,956)
Net investment property	248,447,173	242,469,701
Investments in unconsolidated affiliated real estate entities	15,396,885	14,890,250
Cash and cash equivalents	13,024,191	24,317,785
Marketable securities, available for sale	210,177,332	172,378,784
Restricted marketable securities, available for sale	37,083,056	33,945,909
Restricted escrows	13,205,483	16,028,108
Tenant accounts receivable (net of allowance for doubtful accounts of $216,077 and $366,912, respectively)	1,873,241	1,547,800
Intangible assets, net	3,188,683	1,795,893
Deferred leasing costs (net of accumulated amortization of $531,642 and $694,581 respectively)	1,710,741	1,412,047
Deferred financing costs (net of accumulated amortization of $1,301,465 and $1,183,856 respectively)	817,617	935,526
Interest receivable from related parties	1,164,501	1,949,591
Prepaid expenses and other assets	6,802,110	5,786,683
Total Assets	$552,891,013	$517,458,077
Liabilities and Stockholders' Equity
Mortgage payable	$195,170,908	$195,523,028
Margin loan	37,655,304	-
Accounts payable and accrued expenses	5,677,972	4,684,783
Due to sponsor	456,589	300,787
Loans due to affiliates	1,256,908	1,492,834
Tenant allowances and deposits payable	2,109,552	880,370
Distributions payable	5,468,202	5,604,241
Deferred rental income	1,208,120	1,285,160
Acquired below market lease intangibles, net	510,439	547,912
Deferred gain on disposition	32,175,788	32,175,788
Total Liabilities	281,689,782	242,494,903
Commitments and contingencies (See Note 15)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized, 31,576,542 and 31,613,622 shares issued and outstanding in 2011 and 2010, respectively	315,765	316,136
Additional paid-in-capital	281,501,371	281,733,402
Accumulated other comprehensive income	10,178,795	4,839,775
Accumulated distributions in excess of net earnings	(51,998,195)	(42,857,834)
Total Company's stockholder’s equity	239,997,736	244,031,479
Noncontrolling interests	31,203,495	30,931,695
Total Stockholders' Equity	271,201,231	274,963,174
Total Liabilities and Stockholders' Equity	$552,891,013	$517,458,077

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues:
Rental income	$7,329,819	$6,798,287
Tenant recovery income	1,213,706	1,180,556
Total revenues	8,543,525	7,978,843
Expenses:
Property operating expenses	3,350,370	3,078,583
Real estate taxes	898,790	933,075
Loss on long-lived assets	-	(25,896)
General and administrative costs	1,718,301	3,014,357
Depreciation and amortization	1,960,868	1,425,928
Total operating expenses	7,928,329	8,426,047
Operating income/(loss)	615,196	(447,204)
Other (loss)/income, net	(3,641,782)	253,762
Interest income	3,228,161	1,086,627
Interest expense	(2,975,246)	(2,798,136)
Loss on sale of marketable securities	(793,088)	-
Loss from investments in unconsolidated affiliated real estate entities	(232,944)	(1,682,141)
Net loss from continuing operations	(3,799,703)	(3,587,092)
Net loss from discontinued operations	-	(636,217)
Net loss	(3,799,703)	(4,223,309)

Less: net loss attributable to noncontrolling interests	136,380	73,979
Net loss attributable to common shares	$(3,663,323)	$(4,149,330)
Basic and diluted loss per common share:
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	-	(0.02)
Net loss per common share	$(0.12)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	31,653,060	31,616,298

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE INCOME
(UNAUDITED)

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated Distributions in	Total Noncontrolling
	Number of Shares	Amount	Capital	Comprehensive Income	Excessof Net Earnings	Interests	Total Equity

BALANCE, December 31, 2010	31,613,622	$316,136	$281,733,402	$4,839,775	$(42,857,834)	$30,931,695	$274,963,174

Comprehensive income/(loss):
Net loss	-	-	-	-	(3,663,323)	(136,380)	(3,799,703)
Unrealized gains on available for sale securities	-	-	-	5,156,452	-	81,173	5,237,625
Reclassification adjustment for gain realized in net loss	-	-	-	182,568	-	2,874	185,442
Total comprehensive income, net							1,623,364

Distributions declared	-	-	-	-	(5,477,038)	-	(5,477,038)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,739,787)	(1,739,787)
Contributions received from noncontrolling interests	-	-	-	-	-	2,063,920	2,063,920
Redemption and cancellation of shares	(238,989)	(2,390)	(2,148,513)	-	-	-	(2,150,903)
Shares issued from distribution reinvestment program	201,909	2,019	1,916,482	-	-	-	1,918,501

BALANCE, March 31, 2011	31,576,542	$315,765	$281,501,371	$10,178,795	$(51,998,195)	$31,203,495	$271,201,231

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,799,703)	$(4,223,309)
Less net loss - discontinued operations	-	636,217
Net loss from continuing operations	(3,799,703)	(3,587,092)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,762,420	1,323,592
Mark to market adjustment on derivative financial instrument	3,721,011	-
Loss on sale of marketable securities	793,088	-
Amortization of deferred financing costs	117,909	31,424
Amortization of deferred leasing costs	198,448	102,336
Amortization of above and below-market lease intangibles	(18,098)	(17,717)
Loss on long-lived assets	-	(25,896)

Equity in loss from investments in unconsolidated affiliated real estate entities	232,944	1,682,141
Provision for bad debts	(82,763)	22,879
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	171,439	499,951
Increase in tenant and other accounts receivable	(180,875)	(293,700)
Increase in tenant allowance and security deposits payable	57,982	25,402
(Decrease)/increase in accounts payable and accrued expenses	(692,632)	567,575
Increase in due to Sponsor	155,802	-
(Decrease)/increase in deferred rental income	(77,040)	98,389
Net cash provided by operating activities - continuing operations	2,359,932	429,284
Net cash provided by operating activities - discontinued operations	-	808,751
Net cash provided by operating activities	2,359,932	1,238,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(9,636,301)	(450,827)
Capital expenditures	(265,482)	-
Purchase of marketable securities	(48,845,644)	-
Proceeds from sale of marketable securities	12,539,929	-
Redemption payments from investment in affiliate	-	1,360,342
Deposit for purchase of real estate	(1,377,000)	-
Purchase of investment in unconsolidated affiliated real estate entities	(437,562)	(18,202)
Funding from/(to) restricted escrows	2,822,625	(743,164)

Net cash provided by/(used in) investing activities - continuing operations	(45,199,435)	148,149
Net cash used in investing activities - discontinued operations	-	(410,633)
Net cash used in investing activities	(45,199,435)	(262,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(352,120)	(982,992)
Payment of loan fees and expenses	-	(36,250)
Payments from loans due to affiliates	(235,926)	2,493,466
Redemption and cancellation of common stock	(2,150,903)	(1,570,048)
Net proceeds from margin loan	37,655,304	-
Distribution received from discontinued operations	-	3,472
Contributions received from noncontrolling interests	2,063,920	-
Distributions paid to noncontrolling interests	(1,739,787)	(1,700,540)
Distributions paid to Company's common stockholders	(3,694,575)	(6,573,573)
Net cash provided by (used in) financing activities - continuing operations	31,545,913	(8,366,465)
Net cash used in financing activities - discontinued operations	-	(3,472)
Net cash provided by (used in) financing activities	31,545,913	(8,369,937)

Net change in cash and cash equivalents	(11,293,590)	(7,394,386)
Cash and cash equivalents, beginning of period	24,317,785	17,076,320
Cash and cash equivalents, end of period	$13,024,195	$9,681,934

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,857,451	$2,891,585
Distributions declared	$5,477,038	$5,460,385
Value of shares issued from distribution reinvestment program	$1,918,501	$4,444,482

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

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

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), the Company as the general partner, held a 98.4% interest as of March 31, 2011. The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

As of March 31, 2011, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 4 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 290 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 hotel hospitality property containing 366 rooms and a 65,000 square foot water park, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects.  All of the Company’s properties are located within the United States. As of March 31, 2011, the retail properties, the industrial properties, the multi-family residential properties and the office property were 83.7%, 74.8%, 92.2% and 78.6% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $30.04 and occupancy was 67.7%, respectively, for the three months ended March 31, 2011.

During 2010, as a result of the Company defaulting on the debt related to three properties within its multi-family segment due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of  the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

There were no accounting standards adopted in the first quarter of 2011.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Simon Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisition Company (“POAC”), which includes 18 operating outlet center properties (the “POAC Properties”) and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, LLC (“Mill Run”), which includes 2 operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.00% interests in both Livermore and Grand Prairie. The transactions contemplated by the Contribution Agreement, as amended, are referred to herein as the “Simon Transaction”.

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

On August 30, 2010, the Simon Transaction was completed and, as a result, the LVP Parties received total consideration, before allocations to noncontrolling interests, of approximately $265.8 million (the “Aggregate Consideration Value”) , after certain transaction expenses of approximately $9.6 million which was paid at closing. The Aggregate Consideration Value consisted of approximately (i) $204.4 million in the form of cash, (ii) $1.9 million of escrowed cash (the “Escrowed Cash”) and (iii) $59.5 million in the form of equity interests (“Marco OP Units”).

The cash consideration of $204.4 million that the LVP Parties received in connection with the closing of the Simon Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility (the “Simon Loan”) that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the Simon Transaction, the LVP Parties have provided guaranties of collection (the “Simon Loan Collection Guaranties”) with respect to the Simon Loan. See Note 15. The Escrowed Cash of $1.9 million is included in restricted escrows in the consolidated balance sheet as of December 31, 2010. The equity interests that the LVP Parties received in connection with the closing of the Simon Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P. (“Simon OP”) subject to various conditions as discussed below. Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon common stock, based on the then current weighted-average 5-day closing price of Simon’s common stock (“Simon Stock”), at Simon’s election.

Although the Marco OP Units may be immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon elects to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties will be precluded from selling the Simon Stock for a 6-month period from the date of issuance. Additionally, because the Company is required to indemnify Simon OP and Simon for any liabilities and obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 15), the Company was required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

Pursuant to the Contribution Agreement, as amended, there was a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. However, the Company and Simon have agreed to extend the period and currently expect the Aggregate Consideration Value to be finalized during the second quarter of 2011.  The Escrowed Cash and The Escrowed Units are reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units may be used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash. Remaining Escrowed Cash, if any, is currently expected to be released during the second quarter of 2011. Remaining Escrowed Marco Units, net of any amounts used to settle shortfalls resulting from the Final Consideration Adjustments and TPA Obligations, will be released to the Company on March 1, 2012.

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the Simon Transaction and are classified as restricted marketable securities, which are available for sale, in our consolidated balance sheets as of March 31, 2011 and December 31, 2010. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the Simon Transaction and are classified as marketable securities, which are available for sale, in our consolidated balance sheets as of March 31, 2011 and December 31, 2010 . The estimated fair value of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon’s common stock for the 5-day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

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

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:
			As of
Real Estate Entity	Date(s) Acquired	Ownership Interest	March 31, 2011	December 31, 2010
Livermore Valley Holdings, LLC ("Livermore")	March 30, 2009 & August 25, 2009	40.00%	$7,699,277	$7,102,275
Grand Prairie Holdings, LLC ("Grand Prairie")	March 30, 2009 & August 25, 2009	40.00%	7,624,624	7,482,047
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.00%	72,984	305,928
Total Investments in unconsolidated affiliated real estate entities			$15,396,885	$14,890,250

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

POAC Financial Information

The following table represents the unaudited condensed income statement for POAC for the period indicated:

For the Three Months Ended March 31, 2010
Revenue	$45,402,236
Property operating expenses	19,936,230
Depreciation and amortization	9,305,553
Operating loss	16,160,453
Interest expense and other, net	14,223,152
Net loss	$1,937,301
Company's share of net loss	$774,920
Additional depreciation and amortization expense (1)	(3,438,996)
Company's loss from investment	$(2,664,076)

1.	Additional depreciation and amortization expense related to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

Livermore Valley Holdings, LLC

Livermore was wholly owned by POAC through August 30, 2010 and, therefore, was historically included in the Company’s POAC Interest as discussed above. In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Livermore. Our Operating Partnership owns a 40.00% membership interest in Livermore (the “Livermore Interest”). The Livermore Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Livermore. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

Livermore is an outlet center development project expected to be constructed in Livermore, California and had no operating results through March 31, 2011 or debt outstanding as of March 31, 2011. The Company made additional capital contributions of approximately $0.5 million to Livermore during the three months ended March 31, 2011. The Company accounts for its Livermore Interest in accordance with the equity method of accounting.

Livermore Financial Information

The following table represents the unaudited condensed balance sheet for Livermore as of  the dates indicated:

	As of	As of
	March 31, 2011	December 31, 2010
Construction in progress	$19,027,795	$18,216,654
Total assets	$19,027,795	$18,216,654

Other liabilities	$1,437,422	$1,248,323
Members' capital	17,590,373	16,968,331
Total liabilities and members' capital	$19,027,795	$18,216,654

Grand Prairie Holdings, LLC

Grand Prairie was wholly owned by POAC through August 30, 2010 and, therefore, was historically included in the Company’s POAC Interest as discussed above.  In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Grand Prairie.   Our Operating Partnership owns a 40.00% membership interest in Grand Prairie (the “Grand Prairie Interest”).  The Grand Prairie Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Grand Prairie.  Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

Grand Prairie is an outlet center development project expected to be constructed on land it owns in Grand Prairie, Texas, and had no operating results through March 31, 2011 or debt outstanding as of March 31, 2011.  The Company made additional capital contributions of approximately $0.2 million to Grand Prairie during the three months ended March 31, 2011.  The Company accounts for its Grand Prairie Interest in accordance with the equity method of accounting.

Grand Prairie Financial Information

The following table represents the unaudited condensed balance sheet for Grand Prairie as of the dates indicated:
	As of	As of
	March 31, 2011	December 31, 2010

Construction in progress	$19,275,493	$18,696,577
Other assets	3,187	3,187
Total assets	$19,278,680	$18,699,764

Other liabilities	$756,453	$302,695
Members' capital	18,522,227	18,397,069
Total liabilities and members' capital	$19,278,680	$18,699,764

Mill Run, LLC

As previously discussed, on August 30, 2010, the Company disposed of its interests in investments in Mill Run.  Prior to disposition, our Operating Partnership owned a 36.80% membership interest in Mill Run (the “Mill Run Interest”), of which a 22.54% and 14.26% membership interests were acquired on June 26, 2008 and August 25, 2009, respectively.  The Mill Run Interest included Class A and B membership shares and was a non-managing interest, with consent rights with respect to certain major decisions. The Company’s Sponsor was the managing member and owned 55% of Mill Run.  Profit and cash distributions were to be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance.  Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of Mill Run’s total indebtedness was not included in the Company’s investment.

Mill Run Financial Information

  The following table represents the unaudited condensed income statement for Mill Run for the period indicated:

For the Three Months Ended March 31, 2010
Revenue	$11,895,434
Property operating expenses	3,051,084
Depreciation and amortization	3,041,241
Operating income	5,803,109
Interest expense and other, net	1,631,904
Net income	$4,171,205
Company's share of net income	$1,535,003
Additional depreciation and amortization expense (1)	(441,072)
Company's income from investment	$1,093,931

1.
Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

1407 Broadway Mezz II, LLC

As of March 31, 2011, the Company has a 49.00% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York.  As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of approximately $127.3 million as of March 31, 2011 is not included in the Company’s investment.  Earnings for this investment are recognized in accordance with this investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway.  During the quarters ended June 30, 2010 and September 30, 2010, the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $490,000 and $980,000, respectively.  During the quarter ended March 31, 2011, the Company made a principal payment of $235,000 to 1407 Broadway.  The loan bears interest at LIBOR plus 2.5%.  The principal and interest on this loan is due the earlier of February 28, 2020 or on demand.  As of March 31, 2011 and December 31, 2010, the outstanding principal and interest of approximately $1.2 million and $1.5 million, respectively, is recorded in loans due to affiliates in the consolidated balance sheets.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010

Total revenue	$8,935,706	$8,861,739
Property operating expenses	6,775,888	6,478,568
Depreciation and amortization	1,592,483	1,542,768
Operating income	567,335	840,403
Interest expense and other, net	(1,042,731)	(1,068,967)
Net loss	$(475,396)	$(228,564)
Company's share of net loss (49%)	$(232,944)	$(111,996)

The following table represents the unaudited condensed balance sheet for 1407 Broadway as of the dates indicated:

	As of	As of
	March 31, 2011	December 31, 2010
Real estate, at cost (net)	$111,772,281	$112,213,056
Intangible assets	933,453	1,068,455
Cash and restricted cash	12,403,229	9,788,481
Other assets	15,465,930	17,371,992
Total assets	$140,574,893	$140,441,984
Mortgage payable	$127,250,000	$126,574,844
Other liabilities	13,317,603	13,384,454
Members' capital	7,290	482,686
Total liabilities and members' capital	$140,574,893	$140,441,984

5.	CP Boston Joint Venture

On February 17, 2011, the Company’s Sponsor and Advisor, the Lightstone Group (the “Buyer”), made a successful auction bid to acquire a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC (the “Seller”) for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. Pursuant to the terms of the Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”) dated February 17, 2011, between the Buyer and the Seller, the Buyer made an earnest money deposit of approximately $1.0 million on February 18, 2011 representing 10% of the aggregate purchase price.

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT II’s Board of Directors approved 80% and 20% participations, respectively, in the CP Boston Joint Venture.  During the three months ended March 31, 2011, Lightstone REIT II contributed $2.1 million to the CP Boston Joint Venture.

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

The CP Boston Property was purchased “as is” and it is currently expected that approximately $10.0 million (of which approximately $8.0 million is the Company’s proportionate share) of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition. Management of the Company believes the CP Boston Property is adequately insured.

The Seller was not affiliated with the Company or its affiliates

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%.  We calculate the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

Our interest in the CP Boston Joint Venture is a managing interest.  All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage.  Beginning on March 21, 2011, we have consolidated the operating results and financial condition of the CP Boston Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing.  Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition.

The Company paid approximately $9.1 million in cash and assumed approximately $1.2 million is liabilities.  Approximately $1.0 million was allocated to land, $5.6 million was allocated to building and improvements, $2.0 million was allocated to furniture and fixtures, and $1.7 million was allocated to intangibles with a life of 10 years and other assets.

For the three months ended March 31, 2011, approximately $0.3 million of revenue and a net loss of $0.4 million are included in net loss on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

The following table provides unaudited pro forma results of operations for the periods indicated, as if CP Boston Joint Venture had been acquired at the beginning of each period presented.   Such pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended March 31,
	2011	2010
Pro forma net revenue	$11,956,188	$11,845,176
Pro forma net loss	$(3,967,422)	$4,892,593
Pro forma earnings per share	$(0.13)	$(0.15)

6.	Option Agreement to Acquire an Interest in Festival Bay Mall

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

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. The Company has not exercised its option, in whole or in part, as of the date of this filing. There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

The Property, which opened in 2003, consists of an approximately 751,000 square foot enclosed mall situated on 139 acres of land located at 5250 International Drive in Orlando close to the convergence of I-4 and the Florida Turnpike. The Property was built as a hybrid retail center with entertainment, destination retail and traditional in-line mall tenants. Concurrent with the closing of the acquisition, management of the Property was assumed by Paragon Retail Property Management LLC (“Paragon”), an affiliate of the Company’s sponsor. Paragon is currently evaluating redevelopment opportunities for the Property.

7.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104,342	$-	$(17,489)	$86,853
Marco OP Units	29,221,714	5,435,816	-	34,657,530
Corporate Bonds and Preferred Equities	35,001,132	724,716	(172,629)	35,553,219
Mortgage Backed Securities	142,264,537	-	(2,384,807)	139,879,730
Total	$206,591,725	$6,160,532	$(2,574,925)	$210,177,332

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104,342	$122,052	$-	$226,394
Marco OP Units	29,221,714	3,060,586	-	32,282,300
Mortgage Backed Securities	141,753,040	-	(1,882,950)	139,870,090
Total	$171,079,096	$3,182,638	$(1,882,950)	$172,378,784

Since the Company purchased all of its corporate bonds and preferred equities and mortgage back securities (“MBS”) on or after September 28, 2010, all of these corporate bonds and preferred equities and MBS with unrealized losses as of March 31, 2011 and December 31, 2010 were in a loss position for less than 12 months.

Margin loan

The Company has a brokerage account at a financial institution that holds custody of substantially all of the Company's corporate bonds and preferred securites and MBS.  Under its agreement with this financial institution the Company has the option to use a margin loan to purchase securities.  The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.

In February 2011, the Company used the margin loan to purchase marketable securities.  The amount outstanding under this margin loan is $37.7 million at March 31, 2011 and is due on demand. The margin loan bears interest at libor + 0.85% and interest expense on the margin loan was $12,461 for the three months ended March 31, 2011.

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,286,518	$6,796,538	$-	$37,083,056
Total	$30,286,518	$6,796,538	$-	$37,083,056

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,286,518	$3,659,391	$-	$33,945,909
Total	$30,286,518	$3,659,391	$-	$33,945,909

None of the Company’s restricted available for sale securities had unrealized losses as of March 31, 2011 and December 31, 2010.

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the Simon Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in our consolidated balance sheet as of March 31, 2011 and December 31, 2010.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae).  The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2011 and 2010, the Company did not recognize any impairment charges.  As of March 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company did not sell any investments during the three months ended March 31, 2011. Additionally, the Company realized $0.8 million of gross losses related to early redemptions of MBS by the security issuer.     The maturities of the Company’s MBS generally range from 27 year to 30 years.

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

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported as a gain or loss in other income, net within the consolidated statements of operations.  As of March 31, 2011, the fair value of the hedges was a liability of $0.6 million included in accounts payable and accrued expenses on the consolidated balance sheet and the collateral requirement was approximately $3.5 million.  As of December 31, 2010, the fair of the hedges was an asset of $3.1 million and the collateral requirement was approximately $6.9 million.  The collateral was recorded on the consolidated balance sheets under restricted escrows.  For the three months ended March 31, 2011, a loss of $3.7 million was recorded in other income/(loss), net within the consolidated statement of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$69,538	$-	$-	$69,538

Marketable Securities:
Equity Securities, primarily REITs	$86,853	$-	$-	$86,853
Marco OP Units	-	34,657,530	-	34,657,530
Corporate Bonds and Preferred Equities	-	35,553,219	-	35,553,219
MBS	-	139,879,730	-	139,879,730
Total	$86,853	$210,090,479	$-	$210,177,332

Restricted Marketable Securities:
Marco OP Units	$-	$37,083,056	$-	$37,083,056
Total	$-	$37,083,056	$-	$37,083,056

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(633,364)	$-	$(633,364)
Total	$-	$(633,364)	$-	$(633,364)

	Fair Value Measurement Using
As of December 31, 2010	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$9,059,126	$-	$-	$9,059,126

Marketable Securities:
Equity Securities, primarily REITs	$226,394	$-	$-	$226,394
Marco OP Units	-	32,282,300	-	32,282,300
Corporate Bonds
MBS	-	139,870,090	-	139,870,090
Total	$226,394	$172,152,390	$-	$172,378,784

Restricted Marketable Securities:
Marco OP Units	$-	$33,945,909	$-	$33,945,909
Total	$-	$33,945,909	$-	$33,945,909

Derivative Financial Instruments:
Marco OP Units Collar	$-	$3,087,648	$-	$3,087,648
Total	$-	$3,087,648	$-	$3,087,648

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

8.	Intangible Assets

The Company has intangible assets relating to above-market leases from property acquisitions, intangible assets related to leases in place at the time of acquisition, intangible assets related to leasing costs, and intangible liabilities relating to below-market leases from property acquisitions.

The following table sets forth the Company’s intangible assets/ (liabilities) as of the dates indicated:

	As of March 31, 2011			As of December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets:
Acquired in-place lease intangibles	$3,778,262	$(1,226,810)	$2,551,452	$2,320,350	$(1,212,787)	$1,107,563

Acquired above market lease intangibles	556,696	(382,827)	173,869	557,704	(364,459)	193,245

Deferred intangible leasing costs	1,160,201	(696,839)	463,362	1,189,666	(694,581)	495,085

Total	$5,495,159	$(2,306,476)	$3,188,683	$4,067,720	$(2,271,827)	$1,795,893

Liabilities:
Acquired below market lease intangibles	$(1,469,260)	$958,821	$(510,439)	$(1,472,588)	$924,676	$(547,912)

During the three months ended March 31, 2010, the Company wrote off fully amortized acquired intangible assets of approximately $0.1 million resulting in a reduction of cost and accumulated amortization of intangible assets at March 31, 2011 compared to the December 31, 2010.  Also, as a result of the Company’s acquisition of the CP Boston Property, the Company added $1.5 million of intangible assets with an estimated life of 10 years as part of its preliminary allocation of the purchase price.

The following table presents the projected amortization benefit of the acquired above market lease costs and the below market lease costs during the next five years and thereafter as of March 31, 2011:

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Amortization expense/(benefit) of:
Acquired above market lease value	$48,281	$38,210	$27,071	$22,702	$15,199	$22,406	$173,869
Acquired below market lease value	(110,767)	(110,320)	(108,214)	(60,312)	(60,312)	(60,514)	(510,439)
Projected future net rental income increase	$(62,486)	$(72,110)	$(81,143)	$(37,610)	$(45,113)	$(38,108)	$(336,570)

 Amortization benefit of acquired above and below market lease values included in total revenues in our consolidated statements of operations was $18,098 and $31,754 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the projected amortization expense of the acquired in-place lease intangibles and acquired leasing costs during the next five years and thereafter as of March 31, 2011:

	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Total
Amortization expense of:
Acquired in-place leases value	$279,356	$316,743	$306,374	$289,895	$269,919	$1,089,165	$2,551,452
Deferred intangible leasing costs value	84,826	82,542	75,024	62,941	52,858	105,171	463,362
Projected future amortization expense	$364,182	$399,285	$381,398	$352,836	$322,777	$1,194,336	$3,014,814

Actual total amortization expense included in depreciation and amortization expense in our consolidated statements of operations was $95,900 and $71,431 for the three months ended March 31, 2011 and 2010, respectively.

9.	Assets and Liabilities Disposed of and Discontinued Operations

As a result of the Company defaulting on the debt related to three of the five apartment communities (of which one was located in Tampa, Florida, one was located in Charlotte, North Carolina and one was located in Greensboro, North Carolina) within its Camden Multi Family Properties due to the three properties no longer being economically beneficial to the Company, the lender foreclosed on the three properties during the year ended December 31, 2010. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the applicable properties’ assets and working capital and the Company no longer has any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. The foreclosure transactions resulted in a gain on debt extinguishment of $19.9 million, of which $17.2 million and $2.7 million was recorded during the second quarter and fourth quarter of 2010, respectively.  During the year ended December 31, 2009, the Company recorded an asset impairment charge of $30.3 million associated with these three foreclosed properties. No additional impairment charges were subsequently recorded as the net book values of their assets approximated their estimated fair market values, on a net aggregate basis, through their respective dates of disposition.

The following summary presents the operating results of the three properties within the multi-family segment included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

For the Three Months Ended March 31, 2010
Revenues	$1,674,999
Expenses:
Property operating expense	885,601
Real estate taxes	187,145
Loss on long-lived assets	300,000
General and administrative costs	36,377
Depreciation and amortization	189,041
Total operating expense	1,598,164
Operating income	76,835
Other income/(loss)	8,754
Interest income	676
Interest expense	(722,482)
Net loss from discontinued operations	$(636,217)

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

10.	Mortgages Payable

Mortgages payable, totaling approximately $195.2 million March 31, 2011 and $195.5 million at December 31, 2010 consist of the following:

		Weighted Avg Interest Rate as of			Balance as of
Property	Interest Rate	March 31, 2011	Maturity Date	Amount Due at Maturity	March 31, 2011	December 31, 2010

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,138,605	$40,725,000	$40,725,000

Oakview Plaza	5.49%	5.49%	January 2017	25,583,137	27,500,000	27,500,000

Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,556,985	53,025,000	53,025,000

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.75%	June 2011	8,671,250	8,758,750	8,890,000

Brazos Crossing Power Center	Greater of LIBOR + 3.50% or 6.75%	6.75%	December 2011	6,385,788	6,463,683	6,492,894

Camden Multi-Family Properties - (Two Individual Loans)	5.44%	5.44%	December 2014	26,334,204	27,756,664	27,849,500

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,747,523	25,941,811	26,040,634

Everson Pointe	Greater of Prime + 1.00% or 5.85%	5.85%	December 2015	4,418,281	5,000,000	5,000,000

Total mortages payable		5.75%		$182,835,773	$195,170,908	$195,523,028

LIBOR at March 31, 2011 was 0.25%.  Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2011:

Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
$15,956,892	$2,239,291	$2,518,608	$28,957,980	$6,773,098	$138,725,039	$195,170,908

 Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.5 million were held in restricted escrow accounts as of March 31, 2011. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets.  Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.  Our mortgages payable also contains clauses providing for prepayment penalties.

In April 2011, the lender extended the maturity date of the loan secured by the Houston Extended Stay Hotels by 30 days to May 16, 2011 and in May 2011 another 30 days to June 16, 2011  to allow additional time for the Company and the lender to continue current negotiations with respect to an extension of the loan.  If the Company is unable to extend the loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

The Company’s loan secured by the Brazos Crossing Power Center is scheduled to mature on December 4, 2011. The Company intends to seek an extension to the maturity date of the loan. If the Company is unable to extend the loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio for the quarters ended June 30, 2010, December 31, 2010 and March 31, 2011. The Company currently is in compliance with all of its other debt covenants or has obtained waivers from their lenders.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties because of such noncompliance. Through the date of this filing, the lender has taken no such action and the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that if the lender should elect to retain all excess cash flow from the associated properties, it would not have a material impact on its results of operations or financial position.

The Company currently expects to remain in compliance with all its other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

11.	Net Income/(Loss) Per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.  As of March 31, 2011, the Company has 36,000 options issued and outstanding.  Diluted net income/(loss) per share includes the  potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised.  For all periods presented, the effect of these exercises was anti-dilutive due to the net loss and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

12.	Related Party Transactions

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

The Company pursuant to the related party arrangements has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Acquisition fees	$221,183	$-
Asset management fees	456,589	1,452,809
Acquisition expenses reimbursed to advisor	242,211	-
Property management fees	326,635	434,476
Development fees and leasing commissions	385,930	84,821
Total	$1,632,548	$1,972,106

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended March 31, 2011, distributions of $0.5 million were declared and paid to the SLP units and are part of noncontrolling interests.  Since inception through March 31, 2011, cumulative distributions declared were $7.1 million, of which $6.6 million were paid.  See Notes 4, 5 and 14 for other related party transactions.

13.  Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments.  The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$195.2	$196.6	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate of approximately 6.0%.

14.  Segment Information

The Company currently operates in four business segments as of March 31, 2011: (i) retail real estate, (ii) multi-family residential real estate, (iii) industrial real estate and (iv) hospitality. The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 30, 2011 and 2010 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2011 and December 31, 2010. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2010Annual Report on Form 10-K.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2011 and 2010, and total assets as of March 31, 2011and December 31, 2010 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2011
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,767,086	$2,980,561	$1,721,066	$1,074,812	$-	$8,543,525

Property operating expenses	702,039	1,366,084	476,784	805,463	-	3,350,370
Real estate taxes	283,395	320,309	220,938	74,148	-	898,790
General and administrative costs	(74,539)	23,690	(9,237)	504,968	1,273,419	1,718,301
Net operating income/(loss)	1,856,191	1,270,478	1,032,581	(309,767)	(1,273,419)	2,576,064

Depreciation and amortization	924,422	391,002	516,964	128,480	-	1,960,868
Operating income/(loss)	$931,769	$879,476	$515,617	$(438,247)	$(1,273,419)	$615,196

As of March 31, 2011:
Total Assets	$108,781,569	$62,900,830	$70,968,882	$29,411,805	$280,827,927	$552,891,013

	For the Three Months Ended March 31, 2010
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,750,900	$2,888,565	$1,761,906	$577,472	$-	$7,978,843

Property operating expenses	795,935	1,353,042	495,575	433,925	106	3,078,583
Real estate taxes	301,487	323,967	233,526	74,095	-	933,075
General and administrative costs	5,016	9,274	6,172	3,982	2,989,913	3,014,357

Net operating income/(loss)	1,648,462	1,202,282	1,026,633	65,470	(2,990,019)	952,828

Depreciation and amortization	321,210	371,828	608,085	124,805	-	1,425,928
Gain on long-lived assets	-	-	(25,896)	-	-	(25,896)
Operating income/(loss)	$1,327,252	$830,454	$444,444	$(59,335)	$(2,990,019)	$(447,204)

As of December 31, 2010:
Total Assets	$108,964,153	$63,099,867	$70,724,680	$17,839,261	$256,830,116	$517,458,077

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

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest and the POAC Interest, our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of March 31, 2011.

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

Simon Loan Collection Guaranties

In connection with the closing of the Simon Transaction, the LVP Parties have provided Simon Loan Collection Guaranties with respect to the Simon Loan in connection with the closing of the Simon Transaction. Under the terms of the Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest on the Simon Loan after Simon OP has failed to make payments, the Simon Loan has been accelerated, and the lenders have failed to collect the full amount of the Simon Loan after exhausting other remedies. The Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Simon Transaction, the Company recorded a liability (the “Collection Guaranties Liability”) in the amount of $0.1 million, representing the estimated fair value of the Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2011.

16.  Subsequent Events

Distribution Payment

On April 15, 2011, the distribution for the three-month period ending March 31, 2011 was paid in full  using a combination of cash (approximately $3.6 million) and 201,909 shares (approximately $1.9 million) of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a price of $9.50 per share.   We used proceeds from our offering of common stock to fund the cash portion of our distributions.

Distribution Declaration

On May 13, 2011, our Board of Directors declared a distribution for the three-month period ending June 30, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2011 to shareholders of record as of June 30, 2011.  The shareholders have an option to elect the receipt of shares under our distributions reinvestment program.

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, LVP Rego Park, LLC, a joint venture in which the Company and Lightstone REIT II have 90% and 10%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party.  The purchase price reflects a discount of approximately $4.4 million to the outstanding principal balance.  The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 30, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears an interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments.  It is expected that the aforementioned discount will be amortized using the effective interest rate method through maturity.

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

  Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Company”) has acquired and operates commercial, residential and hospitality properties, principally in the United States. Principally through the Lightstone Value Plus REIT, LP, (the “Operating Partnership”), our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial properties and that our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance throughout the remainder of 2011 for our commercial as well as multi-family residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multi-family residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

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

Simon Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisition Company (“POAC”), which includes 18 operating outlet center properties and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings, LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for us to retain the St. Augustine Outlet center and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon.

On August 30, 2010, the Simon Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both Livermore and Grand Prairie which were retained.

In connection with the Simon Transaction, we recognized a gain on disposition of approximately $142.7 million ($142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items is subject to the final adjustment.

Portfolio Summary –

		Year Built	Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	(Range of years built)	Feet	March 31, 2011	March 31, 2011
Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	337,719	77.2%	$4.0 million
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	88.8%	$1.9 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
Everson Pointe	Snellvile, GA	1999	81,428	87.3%	$0.8 million
		Retail Total	657,463	83.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	74.3%	$2.7 million
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,255	62.7%	$1.5 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	93.9%	$1.1 million
Sarasota	Sarasota, FL	1992	276,987	84.2%	$0.2 million
		Industrial Total	1,283,734	74.8%

Multi-Family Residential
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	89.6%	$7.0 million
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro & Charlotte, NC	1984-1985	568	96.8%	$3.5 million

		Residential Total	1,585	92.2%

			Year to Date	Percentage Occupied for the Period Ended	Revenue per Available Room through
	Location	Year Built	Available Rooms	March 31, 2011	March 31, 2011
Consolidated Hotel Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	226,190	72.3%	$28.05
Crowne Plaza Hotel (1)	Danvers, MA	1976	1,526	37.7%	$34.03

			Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at
	Location	Year Built	Feet	March 31, 2011	March 31, 2011
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway (2)	New York, NY	1952	1,114,695	78.6%	$31.2 million

(1) - Indirectly owned by LVP CP Boston, LLC (the "CP Boston Joint Venture"), in which we have an 80.00% ownership interest.
(2) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.00% ownership interest.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

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

For the Three Months Ended March 31, 2011 vs. March 31, 2010

Consolidated

Revenues

Total revenues increased by approximately $0.5 million to $8.5 million for the three months ended March 31, 2011 compared to $8.0 million for the same period in 2010.  The increase reflects higher revenues in our hotel hospitality segment of $0.5 million.   Revenues in our retail segment, multi-family residential segment and industrial segments remained relatively flat.  See “Segment Results of Operations for the Three Months Ended March 31, 2011 compared to March 31, 2010” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.3 million to $3.4 million for the three months ended March 31, 2011 compared to $3.1 million for the same period in 2010.  The increase reflects property operating expenses of approximately $0.4 million attributable to a Crowne Plaza Hotel (the “CP Boston Property”), which was acquired on March 21, 2011, partially offset by reduced property operating expenses of $0.1 million on all other properties.

Real estate taxes

Real estate taxes were relatively unchanged at $0.9 million for both the three months ended March 31, 2011 and the same period in 2010.

General and administrative expenses

General and administrative decreased by $1.3 million to $1.7 million for the three months ended March 31, 2011 as compared to $3.0 million for the same period in 2010.  This decrease was primarily due to audit fees and asset management fees incurred during the three months ended March 31, 2010 with respect to POAC that were not incurred during the three months ended March 31, 2011 since POAC was disposed of in the Simon Transaction.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.6 million to $2.0 million for the three months ended March 31, 2011 compared to $1.4 million during the same period in 2010.  The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisition of Everson Pointe on December 17, 2010 and the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

Other income/(loss), net

Other income/(loss), net decreased by approximately $3.9 million to an expense of $3.6 million for the three months ended March 31, 2011 compared to income of $0.3 million for the same period in 2010.  The decrease in other income/(loss), net was primarily attributable to a $3.7 million charge recorded during the 2011 period related to the fair value adjustment on a collar derivative financial instrument entered into to protect the value of our Marco OP within a certain range, which did not exist during the 2010 period.

Interest income

Interest income increased by approximately $2.1 million to $3.2 million for the three months ended March 31, 2011 compared to $1.1 million the same period in 2010.  The increase is primarily attributable to an increase in our marketable equity securities during the 2011 period compared to the 2010 period.  The increase also reflects approximately $0.6 million of dividend income related to our Marco OP Units.

 Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.2 million to $3.0 million for the three months ended March 31, 2011 compared to $2.8 million for the same period in 2010.  The increase is primarily attributable to the debt associated with Everson Pointe, which we acquired on December 17, 2010.

Gain/(loss) on sale of marketable securities

Loss on sale of marketable securities was approximately $0.8 million during the three months ended March 31, 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.  We sold no marketable securities during the 2010 period.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010) and 1407 Broadway.  Our loss from investments in unconsolidated affiliated real estate entities decreased by approximately $1.5 million to $0.2 million for the three months ended March 31, 2011 compared to $1.7 million during the same period in 2010.   This decrease was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net loss allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, and (iii) the 20% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc.

Segment Results of Operations for the Three Months Ended March 31, 2011 compared to March 31, 2010

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$2,767,086	$2,750,900	$16,186	0.6%
NOI	1,856,191	1,648,462	207,729	12.6%
Average Occupancy Rate for period	82.8%	89.7%		-7.7%

Revenues were relatively flat for the three months ended March 31, 2011 compared to same period in 2010.  The revenues for the 2011 period reflect an increase in rental revenues of approximately $0.2 million attributable to Everson Pointe, substantially offset by decreases in our rental revenues of approximately $0.1 million and $0.1 million for the St. Augustine Outlet Center and Oakview Plaza, respectively.  These decreases were primarily due to lower average occupancy during the 2011 period.

NOI increased by approximately $0.2 million for the three months ended March 31, 2011 compared to the same period in 2010.  This increase is primarily attributable to lower  property operating expenses of approximately $0.2 million in the 2011 period.

Multi- Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$2,980,561	$2,888,565	$91,996	3.2%
NOI	1,270,478	1,202,282	68,196	5.7%
Average Occupancy Rate for period	93.5%	89.2%		4.8%

Revenues increased by approximately $0.1 million for the three months ended March 31, 2011 compared to the same period in 2010.   This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI increased by approximately $0.1 million during the three months ended March 31, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$1,721,066	$1,761,906	$(40,840)	-2.3%
NOI	1,032,581	1,026,633	5,948	0.6%
Average Occupancy Rate for period	70.5%	62.8%		12.3%

Revenue decreased by $40,840 for the three months ended March 31, 2011 compared to the three same period in 2010.  This decrease is attributable to certain incentives given in connection with new leasing activity during the 2011 period.

NOI was relatively flat for the three months ended March 31, 2011 compared to the same period in 2010 as a result of lower property operating expenses during the 2011 period, partially offset by the revenues decline discussed above.

Hotel Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$1,074,812	$577,472	$497,340	86.1%
NOI	(307,767)	65,470	(373,237)	-570.1%
Average Occupancy Rate for period	67.7%	59.8%		13.2%
Rev PAR	$30.04	$21.72	$8.32	38.3%

The revenues for the 2011 period reflect (i) rental revenues of approximately $0.3 million attributable to the CP Boston Property and (ii) an increase in rental revenues of approximately $0.2 million on our Houston Extended Stay Hotels, resulting primarily from higher average occupancy and average revenue per available room (“Rev PAR”) during the 2011 period.

NOI decreased by approximately $0.4 million for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease reflects additional expenses of approximately $0.9 million during the 2011 period, partially offset by the aforementioned increase in rental revenues.  The increase in expenses consists of (i) property operating expenses of $0.4 million and (ii) general and administrative costs of $0.5 million (primarily acquisition-related expenses) attributable to the CP Boston Property.

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

We currently have $195.2 million of outstanding mortgage debt and a margin loan of $37.7 million. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2011, our total borrowings of $232.9 million represented 81% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.
Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we borrowed using a margin loan collateralized by the securities held with the financial institution that provided the margin loan.  This loan is due on demand and will be paid upon the liquidation of securities.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Acquisition fees	$221,183	$-
Asset management fees	456,589	1,452,809
Acquisition expenses reimbursed to Advisor	242,211	-
Property management fees	326,635	434,476
Development fees and leasing commissions	385,930	84,821
Total	$1,632,548	$1,972,106

 As of March 31, 2011, we had approximately $13.0 million of cash and cash equivalents on hand and $210.2 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows provided by operating activities	$3,638,378	$1,238,035
Cash flows used in investing activities	(46,477,885)	(262,484)
Cash flows provided by (used in) financing activities	31,545,913	(8,369,937)
Net change in cash and cash equivalents	(11,293,594)	(7,394,386)

Cash and cash equivalents, beginning of the period	24,317,785	17,076,320
Cash and cash equivalents, end of the period	$13,024,191	$9,681,934

Our principal sources of cash flow are derived from the operation of our rental properties as well as loan proceeds and distributions received from affiliates. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv)leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vii) debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the disposition of properties or interests in properties, (ii) the issuance of equity and debt securities and (iii) the placement of mortgage loans.

Operating activities

Net cash flows provided by operating activities of $2.4 million for the three months ended March 31, 2011 consists of the following:

•	cash inflows of approximately $2.9 million from our net loss after adjustment for non-cash items and discontinued operations; and

•	cash outflows of approximately $0.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $45.2 million the three months ended March 31, 2011 consists of the following:

•	purchases of real estate investments of approximately $9.6 million;

•	proceeds from the sale of marketable securities of $12.5 million and the purchase of $48.8 million of marketable securities;

•	capital expenditures of $0.3 million related to our properties; and

•	additional funding of restricted escrows of $2.8 million.

Financing activities

The net cash provided by financing activities of approximately $31.5 million for the three months ended March 31, 2011 primarily related to the following:

•	distributions to our common shareholders of $3.7 million and common share redemptions of $2.2 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $1.7 million and contributions from out noncontrolling interests of $2.1 million;

•	debt principal payments $0.4 million; and

•	$37.7 million of proceeds received from borrowing under a margin loan with a financial institution.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and it is currently expected that approximately $10.0 million (of which approximately $8.0 million is our proportionate share) of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2011.

Contractual Obligations	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total

Mortgage Payable 1	$15,956,892	$2,239,291	$2,518,608	$28,957,980	$6,773,098	$138,725,039	$195,170,908
Interest Payments2	8,327,308	10,483,921	10,312,829	10,161,153	8,561,669	6,867,949	54,714,829

Total Contractual Obligations	$24,284,200	$12,723,212	$12,831,437	$39,119,133	$15,334,767	$145,592,988	$249,885,737

1)
These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All variable rate debt agreements are based on the one-month rate.  For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of March 31, 2011 was used.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company currently is in compliance with all of its debt covenants or has obtained waivers from their lenders, with the exception of the (i) minimum debt service coverage ratio for the quarter ended June 30, 2010 and (ii) both the minimum and required debt service coverage ratio for the quarters ended December 31, 2010 and March 31, 2011 on the debt associated with the Gulf Coast Industrial Portfolio.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender may elect to retain all excess cash flow from the associated properties because of such noncompliance. Through the date of this filing, the lender has taken no such action and the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that if the lender should elect to retain all excess cash flow from the associated properties, it would not have a material impact on its results of operations or financial position.

We currently expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

In addition to the mortgage payable described above, in February 2011, we used a margin loan that is available from a financial institution that holds custody of our certain of our marketable securities.  The margin loan is collateralized by the marketable securities in the Company’s account.  The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  The amount outstanding under this margin loan is $37.7 million at March 31, 2011 and is due on demand. The margin loan bears interest at libor + 0.85%.

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by GAAP, our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”), each as described below, as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non- operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of our Offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplements measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, gain on sale of unconsolidated real estate entity and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. MFFO may provide investors with a useful indication of our future performance and the sustainability of our current distribution policy upon completion of the acquisition period. However, because MFFO excludes the effects of acquisition costs, which are an important component in the analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

Our calculation of MFFO will exclude the following items and as a result will have the following limitations with its use as compared to net income/(loss):

•
Other non-cash charges not related to the operating performance or our properties. Straight-line rental revenue, the net amortization of above market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets, gain on debt extinguishment, unrealized gains/(losses) from mark to market adjustments on derivatives and other non-cash charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. Although these charges will be included in the calculation, and result in an increase or decrease, of net income (loss), these charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on events not related to our core operations. However, the exclusion of impairments limits the usefulness of MFFO as a historical operating performance measure since an impairment indicates that the property’s operating performance has been permanently affected.

•
Organizational and offering expenses and acquisition expenses payable to our Advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other non-traded REITs. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Accordingly, we believe that FFO is helpful to our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

We believe that presenting FFO and MFFO is useful to and will benefit investors and other interested parties by (i) enhancing the ability of the financial community to analyze and compare our operating performance over time through the developing stages of our operations and among other non-traded REITs; (ii) enhance transparency and public confidence in the quality and consistency of our reported results; and (iii) provide standardized information for the evaluation by investors of our operating performance consistent with how our management, advisor and board of directors judge our operating performance and determine operating, financing and distribution policies.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net loss to FFO and MFFO for the periods indicated:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010

Net loss	$(3,799,703)	$(4,223,309)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,960,868	1,425,928
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	780,317	9,477,422
Loss on disposal of investment property	-	(25,896)
Loss on disposal of unconsolidated affiliated real estate entities	-	(4,306)
Discontinued operations:
Depreciation and amortization of real estate assets	-	189,041
Loss on disposal of investment property	-	300,000
FFO	(1,058,518)	7,138,880
MFFO adjustments:
Noncash adjustments:
Amortization of above and below market leases(1)	(80,921)	(73,417)
Straight-line rent adjustment(2)	(259,981)	(873,963)
Mark to market adjustment on derivative financial instruments	3,721,011	-
Loss on sale of marketable securities	793,088	-
Total non cash adjustments	4,173,197	(947,380)
Other adjustments:
Acquisition/divestiture costs expensed	733,017	767,955
MFFO	$3,847,696	$6,959,455

Net loss	$(3,799,703)	$(4,223,309)
Less: loss attributable to noncontrolling interests	136,380	73,979
Net loss applicable to company's common shares	$(3,663,323)	$(4,149,330)
Net loss per common share, basic and diluted	$(0.12)	$(0.13)

FFO	$(1,058,518)	$7,138,880
Less: FFO attributable to noncontrolling interests	93,897	(111,202)
FFO attributable to company's common shares	$(964,621)	$7,027,678
FFO per common share, basic and diluted	$(0.03)	$0.22

MFFO	$3,847,696	$6,959,455
Less: MFFO attributable to noncontrolling interests	(92,520)	(108,407)
MFFO attributable to company's common shares	$3,755,176	$6,851,048

Weighted average number of common shares outstanding, basic and diluted	31,653,060	31,616,298

1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations as well as amortization from unconsolidated entities.

2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations as well as straight-line rent from unconsolidated entities.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
March 31, 2011

FFO	$(3,619,415)
Distributions	$68,423,146

Sources of Distribution

On March 4, 2011, our Board declared a distribution for the three-month period ending March 31, 2011.  This distribution was calculated based on shareholders of record each day during the three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, equaled a 7.0% annualized rate based on a share price of $9.50.  The distribution was paid on April 15, 2011 to shareholders of record during the three-month period ended March 31, 2011.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations for the three months ended March 31, 2011 and 2010.

	Quarter ended	Quarter ended
	March 31, 2011	March 31, 2010

Distribution period:	Q1 2011	Q1 2010

Date(s) distribution declared	March 4, 2011	March 2, 2010

Date(s) distribution paid	April 15, 2011	March 30, 2010

Distributions Paid	$3,558,537	$3,492,080
Distributions Reinvested	1,918,501	2,131,194
Total Distributions	$5,477,038	$5,623,274

Source of distributions
Cash flows provided by operations	$2,359,932	$1,238,035
Proceeds from investment in affiliates and excess cash	1,198,605	$2,254,045
Proceeds from issuance of common stock through distribution reinvestment program	1,918,501	2,131,194
Total Sources	$5,477,038	$5,623,274

The cash flows provided by operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon MFFO.   Based upon MFFO for the three months ended March 31, 2011 and 2010, 69% and 100%, respectively, of our distributions to our common stockholders were funded or will be funded from MFFO.

Information Regarding Dilution

In connection with this ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011, our net tangible book value per share was $8.59. The offering price of shares under our Distribution Reinvestment Program at March 31, 2011 was $9.50.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

New Accounting Pronouncements

There were no accounting standards adopted in the first quarter of 2011.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2011, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of March 31, 2011, we held various marketable securities with a fair value of approximately $210.2 million, which are available for sale for general investment return purposes and an additional $37.1 million of restricted marketable securities.  We regularly review the market prices of these investments for impairment purposes.  In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of March 31, 2011, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $24.7 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of March 31, 2011:

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value

Mortgage Payable	$15,956,892	$2,239,291	$2,518,608	$28,957,980	$6,773,098	$138,725,039	$195,170,908	$196,644,390

Marco OP Units Collar:

Notional Amount	527,803	Units						$(633,364)

Average Cap (Highest)	$109.95
Average Floor (Lowest)	$90.32

As of March 31, 2011, approximately $20.2 million, or 10%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  Approximately $11.5 million of our total outstanding variable-rate indebtedness was subject to a floor rate of between 5.85% and 6.75% as of March 31, 2011.  Based on rates as of March 31, 2011, a 1% adverse movement (increase in LIBOR) would increase our annual interest expense by approximately $0.2 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments. The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$195.2	$196.6	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2011, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 13, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)