Form 10-Q
period 2011-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2011-08-15
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐  No ☑

As of August 3, 2011, there were approximately 31.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	As of June 30,	As of December 31,
	2011	2010
Assets	(unaudited)
Investment property:
Land and improvements	$53,351	$51,481
Building and improvements	213,592	207,228
Furniture and fixtures	3,772	1,704
Construction in progress	224	266
Gross investment property	270,939	260,679
Less accumulated depreciation	(20,514)	(16,883)
Net investment property	250,425	243,796
Investments in unconsolidated affiliated real estate entities	16,216	14,890
Cash and cash equivalents	7,174	24,318
Marketable securities, available for sale	196,063	172,379
Restricted marketable securities, available for sale	40,617	33,946
Restricted escrows	16,470	16,028
Tenant accounts receivable (net of allowance for doubtful accounts of
$208 and $367, respectively)	2,170	1,548
Mortgages receivable	20,847	-
Intangible assets, net	3,034	1,796
Interest receivable from related parties	2,192	1,950
Prepaid expenses and other assets	8,327	6,807
Total Assets	$563,535	$517,458
Liabilities and Stockholders' Equity
Mortgage payable	$194,833	$195,523
Margin loan	45,153	-
Accounts payable and accrued expenses	12,213	4,685
Due to sponsor	354	301
Loans due to affiliates	1,020	1,493
Tenant allowances and deposits payable	1,373	880
Distributions payable	5,530	5,604
Deferred rental income	1,315	1,285
Acquired below market lease intangibles, net	473	548
Deferred gain on disposition	32,176	32,176
Total Liabilities	294,440	242,495
Commitments and contingencies (See Note 15)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none
outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 31,631 and
31,614 shares issued and outstanding in 2011 and 2010, respectively	316	316
Additional paid-in-capital	282,088	281,733
Accumulated other comprehensive income	17,781	4,840
Accumulated distributions in excess of net earnings	(62,100)	(42,858)
Total Company's stockholders' equity	238,085	244,031
Noncontrolling interests	31,010	30,932
Total Stockholders' Equity	269,095	274,963
Total Liabilities and Stockholders' Equity	$563,535	$517,458

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$8,523	$6,991	$15,853	$13,789
Tenant recovery income	1,265	1,144	2,479	2,325
Other service income	2,594	-	2,594	-
Total revenues	12,382	8,135	20,926	16,114
Expenses:
Property operating expenses	6,279	2,854	9,629	5,932
Real estate taxes	983	920	1,882	1,853
Loss on long-lived assets	-	1,150	-	1,124
General and administrative costs	2,376	2,215	4,094	5,230
Franchise cancellation expense	1,234	-	1,234	-
Depreciation and amortization	2,156	1,373	4,117	2,799
Total operating expenses	13,028	8,512	20,956	16,938
Operating loss	(646)	(377)	(30)	(824)
Other income, net	86	92	165	345
Mark to market adjustment on derivative financial
instruments	(3,613)	-	(7,334)	-
Interest income	4,666	1,046	7,894	2,133
Interest expense	(3,021)	(2,919)	(5,996)	(5,717)
(Loss)/gain on sale of marketable securities	(2,201)	67	(2,994)	67
Loss from investments in unconsolidated affiliated real
estate entities	(67)	(2,034)	(300)	(3,716)
Net loss from continuing operations	(4,796)	(4,125)	(8,595)	(7,712)
Net income from discontinued operations	-	16,992	-	16,356
Net (loss)/income	(4,796)	12,867	(8,595)	8,644
Less: net loss/(income) attributable to noncontrolling
interests	217	(200)	353	(126)
Net (loss)/income attributable to common shares	$(4,579)	$12,667	$(8,242)	$8,518

Basic and diluted earnings/(loss) per common share:
Continuing operations	$(0.14)	$(0.14)	$(0.26)	$(0.25)
Discontinued operations	-	0.54	-	0.52
Net (loss)/earnings per common share	$(0.14)	$0.40	$(0.26)	$0.27
Weighted average number of common shares outstanding,
basic and diluted	31,667	31,883	31,660	31,725

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE INCOME
(Amounts in thousands) (UNAUDITED)

	Common Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Distributions in	Total Noncontrolling
	Number of Shares	Amount	Capital	Income	Excessof Net Loss	Interests	Total Equity
BALANCE, December 31, 2010	31,614	$316	$281,733	$4,840	$(42,858)	$30,932	$274,963

Comprehensive income/(loss):
Net loss	-	-	-	-	(8,242)	(353)	(8,595)

Unrealized gains on available for sale securities	-	-	-	12,694	-	200	12,894

Reclassification adjustment for gain realized in net loss	-	-	-	247	-	4	251

Total comprehensive income, net							4,550

Distributions declared	-	-	-	-	(11,000)	-	(11,000)

Distributions paid to noncontrolling interests	-	-	-	-	-	(3,533)	(3,533)
Contributions received from
noncontrolling interests	-	-	-	-	-	3,760	3,760
Redemption and cancellation of
shares	(377)	(4)	(3,383)	-	-	-	(3,387)
Shares issued from distribution
reinvestment program	394	4	3,738	-	-	-	3,742
BALANCE, June 30, 2011	31,631	$316	$282,088	$17,781	$(62,100)	$31,010	$269,095

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(8,595)	$8,644
Less net income - discontinued operations	-	16,356
Net loss from continuing operations	(8,595)	(7,712)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,117	2,799
Mark to market adjustment on derivative financial instruments	7,334	-
Loss (gain) on sale of marketable securities	2,994	(67)
Loss from investments in unconsolidated affiliated real estate entities	300	3,716
Other non-cash adjustments	(292)	1,331
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(64)	21
Increase in tenant and other accounts receivable	(534)	(553)
(Increase)/decrease in tenant allowance and security deposits payable	(170)	29
Increase in accounts payable and accrued expenses	2,453	224
Increase in due to Sponsor	53	-
Increase in deferred rental income	30	140
Net cash provided by (used in) operating activities - continuing operations	7,626	(72)
Net cash provided by operating activities - discontinued operations	-	1,235
Net cash provided by operating activities	7,626	1,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,482)	(896)
Purchase of mortgages receivable	(20,449)	-
Purchase of investment in unconsolidated affiliated real estate entities	(1,878)	(21)
Purchase of marketable securities	(95,184)	-
Proceeds from sale of marketable securities	74,979	429
Redemption payments from investment in affiliate	329	1,985
Deposit for purchase of real estate	(3,141)	-
Funding from/(to) restricted escrows	(442)	(1,268)

Net cash (used in)/provided by investing activities - continuing operations	(58,268)	229
Net cash used in investing activities - discontinued operations	-	(1,701)
Net cash used in investing activities	(58,268)	(1,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(690)	(1,758)
Payment of loan fees and expenses	-	(329)
Payments from loans due to affiliates	(473)	3,310
Redemption and cancellation of common stock	(3,387)	(1,654)
Net proceeds from margin loan	45,153	-
Distribution received from discontinued operations	-	(33)
Contributions received from noncontrolling interests	3,760	-
Distributions paid to noncontrolling interests	(3,533)	(3,388)
Distributions paid to Company's common stockholders	(7,332)	(6,577)
Net cash provided by (used in) financing activities - continuing operations	33,498	(10,429)
Net cash used in financing activities - discontinued operations	-	34
Net cash provided by (used in) financing activities	33,498	(10,395)
Net change in cash and cash equivalents	(17,144)	(10,704)
Cash and cash equivalents, beginning of period	24,318	17,076
Cash and cash equivalents, end of period	$7,174	$6,372

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands) (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,846	$5,830
Distributions declared	$11,000	$5,460
Value of shares issued from distribution reinvestment program	$3,742	$4,441
Loan due to affiliate converted to a distribution from investment
in unconsolidated affiliated real estate entity	$-	$2,817

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

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

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), the Company as the general partner, held a 98.4% interest as of June 30, 2011. The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

As of June 30, 2011, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 4 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 290 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 hotel hospitality property containing 366 rooms and a 65,000 square foot water park, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects.  All of the Company’s properties are located within the United States. As of June 30, 2011, the retail properties, the industrial properties, the multi-family residential properties and the office property were 82.8%, 72.8%, 94.2% and 81.2% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $34.44 and occupancy was 61.7%, respectively for the six months ended June 30, 2011.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of this guidance had no impact on the consolidated financial statements but could result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010, if applicable.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Simon Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of the Company (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of the Company’s retail properties to Simon including the Company’s (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisition Company (“POAC”), which includes 18 operating outlet center properties (the “POAC Properties”) and two development projects, Livermore Valley Holdings, LLC (“Livermore”) and Grand Prairie Holdings LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run LLC (“Mill Run”), which includes 2 operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.00% interests in both Livermore and Grand Prairie. The transactions contemplated by the Contribution Agreement, as amended, are referred to herein as the “Simon Transaction”.

Additionally, certain affiliates of the Company’s Sponsor were parties to the Contribution Agreement, pursuant to which they would simultaneously dispose of their respective interests in POAC and Mill Run and certain other outlet center properties, in which the LVP Parties had no ownership interest, to Simon. Furthermore, as a result of the aforementioned amendment to the Contribution Agreement, the St. Augustine Outlet Center no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010. The Company’s 40.00% and 36.80% interests in investments in POAC, including Grand Prairie and Livermore, and Mill Run, respectively, have been accounted for as investments in unconsolidated affiliated real estate entities since their acquisition.

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

Pursuant to the Contribution Agreement, as amended, there was a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. However, the Company and Simon have agreed to extend the period and currently expect the Aggregate Consideration Value to be finalized during the third quarter of 2011.  The Escrowed Cash and the Escrowed Units are reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units may be used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash. Remaining Escrowed Cash, if any, is currently expected to be released during the third quarter of 2011. Remaining Escrowed Marco Units, net of any amounts used to settle shortfalls resulting from the Final Consideration Adjustments and TPA Obligations, will be released to the Company on March 1, 2012.

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the Simon Transaction and are classified as restricted marketable securities, which are available for sale, in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the Simon Transaction and are classified as marketable securities, which are available for sale, in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 . The estimated fair value of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon’s common stock for the 5-day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

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

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership Interest	June 30, 2011	December 31, 2010
Livermore Valley Holdings LLC ("Livermore")	March 30, 2009 & August 25, 2009	40.00%	$7,970	$7,102
Grand Prairie Holdings LLC ("Grand Prairie")	March 30, 2009 & August 25, 2009	40.00%	8,246	7,482
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.00%	-	306
Total Investments in unconsolidated affiliated real estate
entities			$16,216	$14,890

Livermore Valley Holdings LLC

Livermore was wholly owned by POAC through August 30, 2010.  In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Livermore.   The Operating Partnership owns a 40.00% membership interest in Livermore (the “Livermore Interest”).  The Livermore Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Livermore.  Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

On July 29, 2011, Livermore, through an affiliate, closed on commitments for a construction loan and a mezzanine loan (collectively, the “Livermore Development Loan”) in an aggregate amount of approximately $137.8 million from Livermore Lender, LLC (the “Livermore Lender”), an unrelated third party, to fund the costs associated with the development of Paragon Outlets at Livermore Valley (the “Livermore Project”), an outlet center currently under construction which is located in Livermore, California, east of San Francisco.

The Livermore Project will consist of 512,000 square feet of gross leasable area (“GLA”) at a total expected cost of $165.0 million and is currently expected to open in the fall of 2012.

At closing, the Livermore Lender advanced an aggregate of approximately $11.5 million under the Livermore Development Loan, of which the construction loan and the mezzanine loan are co-funded at a ratio of approximately 71% and 29%, respectively, and the remaining unfunded commitment aggregated $126.3 million.  The proceeds from the closing of the Livermore Development Loan, net of fees and other costs, along with an additional $10.3 million (of which the Company’s share was $4.1 million) of member contributions funded at closing were primarily used to simultaneously acquire three parcels of land for the Livermore Project.

The Livermore Development Loan has an initial term of 2 years from closing and, subject to satisfaction of certain conditions, has two one-year extension options.  The Livermore Development Loan bears interest at a fixed rate of 7%, which accrues to principal during the initial term, and the Livermore Lender will earn a 15% internal rate of return on the mezzanine portion which is due at final maturity.

Livermore had no operating results through June 30, 2011 or debt outstanding as of June 30, 2011.  The Company made additional capital contributions of approximately $0.9 million to Livermore during the six months ended June 30, 2011. The Company accounts for its Livermore Interest in accordance with the equity method of accounting.

Livermore Financial Information

The following table represents the unaudited condensed balance sheet for Livermore as of  the dates indicated:

	As of June 30, 2011	As of December 31, 2010
Construction in progress	$20,629	$18,217
Total assets	$20,629	$18,217

Other liabilities	$2,426	$1,249
Members' capital	18,203	16,968
Total liabilities and members' capital	$20,629	$18,217

Grand Prairie Holdings LLC

Grand Prairie was wholly owned by POAC through August 30, 2010.  In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Grand Prairie.   The Operating Partnership owns a 40.00% membership interest in Grand Prairie (the “Grand Prairie Interest”).  The Grand Prairie Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of Grand Prairie.  Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

On May 20, 2011, Grand Prairie, through an affiliate, closed on commitments for a construction loan and a mezzanine loan (collectively, the “GP Development Loan”) in an aggregate amount of $98.0 million from Grand Prairie Lender, LLC (the “GP Lender”), an unrelated third party, to fund the costs associated with the development of Paragon Outlets at Grand Prairie (the “Grand Prairie Project”), an outlet center currently under construction which is located in Grand Prairie, Texas, between Dallas and Fort Worth.

The Grand Prairie Project will consist of approximately 418,000 square feet of GLA at a total expected cost of approximately $116.5 million and is currently expected to open in the summer of 2012.  As of June 30, 2011, the outstanding aggregate balance outstanding on the GP Development Loan, of which the construction loan and the mezzanine loan are co-funded at a ratio of approximately 79% and 21%, respectively, was approximately $1.3 million and the remaining unfunded commitment aggregated $96.7 million.  The proceeds from the closing of the Grand Prairie Development Loan, net of fees and other costs, along with an additional $0.8 million (of which the Company’s share was $.03 million) of member contributions funded at closing were primarily used to pay certain development costs.  The land for the Grand Prairie Project was previously acquired in 2008.

The GP Development Loan has an initial term of 2 years from closing and, subject to satisfaction of certain conditions, has two one-year extension options.  The GP Development Loan bears interest at a fixed rate of 7%, which accrues to principal during the initial term, and the GP Lender will earn a 15% internal rate of return on the mezzanine portion which is due at final maturity.

Grand Prairie had no operating results through June 30, 2011, other than revenue of $16 for the three and six months ended June 30, 2011 (of which the Company’s proportionate share was $6) that resulted from Grand Prairie’s leasing of certain mineral rights on the property that it owns.  The Company made additional capital contributions of approximately $0.5 million to Grand Prairie during the six months ended June 30, 2011.  The Company accounts for its Grand Prairie Interest in accordance with the equity method of accounting.

 Grand Prairie Financial Information

The following table represents the unaudited condensed balance sheet for Grand Prairie as of the dates indicated:

	As of June 30, 2011	As of December 31, 2010
Construction in progress	$25,450	$18,697
Other assets	302	3
Total assets	$25,752	$18,700

Mortgage payable	$1,293	$-
Other liabilities	5,468	303
Members' capital	18,991	18,397
Total liabilities and members' capital	$25,752	$18,700

1407 Broadway Mezz II, LLC

As of June 30, 2011, the Company has a 49.00% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York.  As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of approximately $127.3 million as of June 30, 2011 is not included in the Company’s investment.  Earnings for this investment are recognized in accordance with this investment agreement.  During the three months ended June 30, 2011, the Company’s share of cumulative losses from resulting from its investment in 1407 Broadway has brought the balance recorded on the Company’s balance sheet to zero.  Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero the Company will suspend the  recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway.  During the quarters ended June 30, 2010 and September 30, 2010, the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $490 and $980, respectively.  During the quarter ended June 30, 2011, the Company made a principal payment of $245 to 1407 Broadway.  The loan bears interest at LIBOR plus 2.5%.  The principal and interest on this loan is due the earlier of February 28, 2020 or on demand.  As of June 30, 2011 and December 31, 2010, the outstanding principal and interest of approximately $1.0 million and $1.5 million, respectively, is recorded in loans due to affiliates in the consolidated balance sheets.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$9,056	$8,484	$17,992	$17,346
Property operating expenses	7,427	6,350	14,204	12,828
Depreciation and amortization	1,328	1,542	2,920	3,085
Operating income	301	592	868	1,433
Interest expense and other, net	(985)	(1,174)	(2,028)	(2,243)
Net loss	$(684)	$(582)	$(1,160)	$(810)
Company's share of net loss (49%)	$(73)	$(285)	$(306)	$(397)

The following table represents the unaudited condensed balance sheet for 1407 Broadway as of the dates indicated:

	As of June 30, 2011	As of December 31, 2010
Real estate, at cost (net)	$111,420	$112,213
Intangible assets	819	1,068
Cash and restricted cash	10,941	9,788
Other assets	17,182	17,373
Total assets	$140,362	$140,442

Mortgage payable	$127,250	$126,575
Other liabilities	13,789	13,384
Members' capital	(677)	483
Total liabilities and members' capital	$140,362	$140,442

5.	CP Boston Joint Venture

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

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT II’s Board of Directors approved 80% and 20% participations, respectively, in the CP Boston Joint Venture.  During the three months ended June 30, 2011, Lightstone REIT II contributed $2.1 million to the CP Boston Joint Venture.

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash.  During the second quarter of 2011, management of the CP Boston Property decided to rebrand the hotel property and incurred a franchise cancellation fee of approximately $1.2 million.

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

The Seller was not affiliated with the Company or its affiliates

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%.  The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company’s interest in the CP Boston Joint Venture is a managing interest.  All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage.  Beginning on March 21, 2011, the Company has consolidated the operating results and financial condition of the CP Boston Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest.

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

The Company paid approximately $9.1 million in cash and assumed approximately $1.2 million in liabilities.  Approximately $1.0 million was allocated to land, $5.6 million was allocated to building and improvements, $2.0 million was allocated to furniture and fixtures, and the remaining $1.7 million was allocated to intangibles with a life of 10 years and other assets.

For the three and six months ended June 30, 2011 approximately $3.9 million and $4.2 million of revenue, respectively and $2.8 million and $3.7 million of property operating expenses, respectively are included in operating loss on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma net revenue	$12,382	$12,289	$24,339	$24,134
Pro forma net (loss)income	$(4,796)	$11,799	$(8,899)	$6,833
Pro forma (loss)earnings per share	$(0.15)	$0.37	$(0.28)	$0.22

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

On March 4, 2011, the Company, through the Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. The Company has not exercised its option, in whole or in part, as of the date of this filing.  There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

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

7.	Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, LVP Rego Park, LLC (“Rego Park”), a joint venture in which the Company and Lightstone REIT II have 90% and 10%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $14.8 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party.  The purchase price reflects a discount of approximately $4.7 million to the outstanding principal balance.  The Company’s share of the aggregate purchase price was approximately $13.6 million.  Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash.  Beginning on April 12, 2011, the Company has consolidated the operating results and financial condition of Rego Park and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest. The Second Mortgage Loan is recorded in mortgages receivable on the consolidated balance sheet.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears an interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments.  The aforementioned discount is being amortized using the effective interest rate method through maturity.

8.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(47)	$57
Marco OP Units	29,222	8,285	-	37,507
Corporate Bonds and Preferred Equities	65,087	676	(888)	64,875
Mortgage Backed Securities	93,876	311	(563)	93,624
Total	$188,289	$9,272	$(1,498)	$196,063

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized	Fair Value
Equity Securities, primarily REITs	$104	$122	$-	$226
Marco OP Units	29,222	3,061	-	32,283
Mortgage Backed Securities	141,753	-	(1,883)	139,870
Total	$171,079	$3,183	$(1,883)	$172,379

Since the Company purchased all of its corporate bonds and preferred equities and mortgage back securities (“MBS”) on or after September 28, 2010, all of these corporate bonds and preferred equities and MBS with unrealized losses as of June 30, 2011 and December 31, 2010 were in a loss position for less than 12 months.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities.  The margin loan is collateralized by the marketable securities in the Company’s account.  The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  The amount outstanding under this margin loan is $45.2 million at June 30, 2011 and is due on demand. The margin loan bears interest at libor + 0.85% and interest expense on the margin loan was $152 and $164 for the three and six months ended June 30, 2011.

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of June 30, 2011
	Adjusted	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Marco OP Units	$30,287	$10,330	$-	$40,617
Total	$30,287	$10,330	$-	$40,617

	As of December 31, 2010
	Adjusted	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Marco OP Units	$30,287	$3,659	$-	$33,946
Total	$30,287	$3,659	$-	$33,946

None of the Company’s restricted available for sale securities had unrealized losses as of June 30, 2011 and December 31, 2010.

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the Simon Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in the consolidated balance sheet as of June 30, 2011 and December 31, 2010.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae).  The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2011 and December 31, 2010,  the Company did not recognize any impairment charges.  As of June 30, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. Additionally, for the three and six months ended June 30, 2011, the Company realized $2.2 million and $3.0 million of gross losses related to sales of securities and early redemptions of MBS by the security issuer.     The maturities of the Company’s MBS generally range from 27 year to 30 years.

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

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported as a gain or loss in other income, net within the consolidated statements of operations.  As of June 30, 2011, the fair value of the hedges was a liability of $4.2 million and the collateral requirement was approximately $3.5 million.  As of December 31, 2010, the fair of the hedges was an asset of $3.1 million and the collateral requirement was approximately $6.9 million.  The collateral was recorded on the consolidated balance sheets under restricted escrows.  For the three and six months ended June 30, 2011, a loss of $3.6 million and $7.3 million, respectively, was recorded within the consolidated statements of operations.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$57	$-	$-	$57
Marco OP Units	-	37,507	-	37,507
Corporate Bonds and Preferred Equities	-	64,875	-	64,875
MBS	-	93,624	-	93,624
Total	$57	$196,006	$-	$196,063
Restricted Marketable Securities:
Marco OP Units	$-	$40,617	$-	$40,617
Total	$-	$40,617	$-	$40,617
Derivative Financial Instruments:
Marco OP Units Collar	$-	$(4,247)	$-	$(4,247)
Total	$-	$(4,247)	$-	$(4,247)

	Fair Value Measurement Using
As of December 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents (money market accounts)	$9,059	$-	$-	$9,059

Marketable Securities:
Equity Securities, primarily REITs	$226	$-	$-	$226
Marco OP Units	-	32,282	-	32,282
Corporate Bonds
MBS	-	139,870	-	139,870
Total	$226	$172,152	$-	$172,378

Restricted Marketable Securities:
Marco OP Units	$-	$33,946	$-	$33,946
Total	$-	$33,946	$-	$33,946

Derivative Financial Instruments:
Marco OP Units Collar	$-	$3,088	$-	$3,088
Total	$-	$3,088	$-	$3,088

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

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Revenues	$822	$2,496
Expenses:
Property operating expense	411	1,296
Real estate taxes	99	286
Loss on long-lived assets	-	300
General and administrative costs	14	50
Depreciation and amortization	96	285
Total operating expense	620	2,217
Operating income	202	279
Other income/(loss)	(17)	(8)
Interest income	-	1
Interest expense	(363)	(1,086)
Gain on debt extinguishment	17,170	17,170

Net loss from discontinued operations	$16,992	$16,356

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

10.	Mortgages Payable

Mortgages payable, totaling approximately $194.8 million June 30, 2011and $195.5 million at December 31, 2010 consist of the following:

		Weighted Avg Interest Rate as of		Amount	Balance as of
		June 30,		Due at		December 31,
Property	Interest Rate	2011	Maturity Date	Maturity	June 30, 2011	2010
Southeastern Michigan Multi-
Family Properties	5.96%	5.96%	July 2016	$38,139	$40,725	$40,725

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,500	27,500

Gulf Coast Industrial
Portfolio	5.83%	5.83%	February 2017	49,557	53,025	53,025

Houston Extended Stay
Hotels (Two Individual
Loans)	LIBOR + 4.50%	4.74%	June 2012	7,147	8,628	8,890

Brazos Crossing Power	Greater of LIBOR + 3.50% or
Center	6.75%	6.75%	December 2011	6,386	6,434	6,493

Camden Multi-Family
Properties -
(Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,671	27,850

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,850	26,041

	Greater of Prime + 1.00% or
Everson Pointe	5.85%	5.88%	December 2015	4,418	5,000	5,000

Total mortages payable		5.77%		$181,312	$194,833	$195,524

LIBOR at June 30, 2011 was 0.19%.  Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2011:

Remainder of
2011	2012	2013	2014	2015	Thereafter	Total
$8,254	$9,605	$2,519	$28,958	$6,773	$138,724	$194,833

 Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.9 million were held in restricted escrow accounts as of June 30, 2011. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets.  Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.  The Company’s mortgages payable also contains clauses providing for prepayment penalties.

In April 2011, the lender extended the maturity date of the loan secured by the Houston Extended Stay Hotels by 30 days to May 16, 2011 and in May 2011 another 30 days to June 16, 2011.  In June 2011 the loan was amended and extended to mature June 16, 2012.  As part of the June 2011 amendment, the Company made a lump sum principal payment of $1.0 million in July 2011. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $43,750. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on June 16, 2012.  As part of the amendment the Company, may request either one or two, one year extensions of the loan.  The request must be made  thirty to ninety days before the loans maturity and the lender is required to grant the extension as long as the loan is not in default.

The Company’s loan secured by the Brazos Crossing Power Center is scheduled to mature on December 4, 2011. The Company intends to seek an extension to the maturity date of the loan. If the Company is unable to extend the loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio for the quarters ended June 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011. The Company currently is in compliance with all of its other debt covenants.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, beginning in July 2011, the lender has elected to retain all excess cash flow from the associated properties because of the aforementioned noncompliance. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that the lender’s election to retain all excess cash flow from the associated properties, will not have a material impact on its results of operations or financial position.

The Company currently expects to remain in compliance with all its other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

11.	Net Income/(Loss) Per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.  As of June 30, 2011, the Company has 36,000 options issued and outstanding.  Diluted net income/(loss) per share includes the  potentially dilutive effect, if any, which would occur if the outstanding options to purchase the Company’s common stock were exercised.  For all periods presented, the effect of these exercises was anti-dilutive due to the loss from continuing operations and the net loss and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$402	$-	$623	$-
Asset management fees	479	1,398	936	2,850
Acquisition expenses reimbursed to advisor	-	-	242	-
Property management fees	309	424	636	859
Development fees and leasing commissions	47	314	433	399
Total	$1,237	$2,136	$2,870	$4,108

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

 During the six months ended June 30, 2011, distributions of $0.5 million were declared and paid to the SLP units and are part of non controlling interests.  Since inception through June 30, 2011, cumulative distributions declared were $7.1 million, of which $6.6 million were paid.  See Notes 4, 5 and 14 for other related party transactions.

13.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, mortgages receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments.  The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$194.8	$197.1	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate of approximately 6.0%.

14.	Segment Information

The Company currently operates in four business segments as of June 30, 2011: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2011 and 2010 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2011 and December 31, 2010. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2010 Annual Report on Form 10-K.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended June 30, 2011 and 2010, and total assets as of June 30, 2011 and December 31, 2010 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2011
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,870	$3,052	$1,746	$4,714	$-	$12,382
Property operating expenses	727	1,303	518	3,731	-	6,279
Real estate taxes	287	321	208	167	-	983
General and administrative costs	41	56	4	128	2,147	2,376
Net operating income/(loss)	1,815	1,372	1,016	688	(2,147)	2,744

Franchise cancellation expense	-	-	-	1,234	-	1,234
Depreciation and amortization	943	394	546	273	-	2,156
Operating income/(loss)	$872	$978	$470	$(819)	$(2,147)	$(646)
As of June 30, 2011:
Total Assets	$107,864	$63,916	$71,238	$29,642	$290,875	$563,535

	For the Three Months Ended June 30, 2010
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,678	$2,897	$1,731	$829	$-	$8,135
Property operating expenses	645	1,304	537	368		2,854
Real estate taxes	319	324	219	58	-	920
General and administrative costs	24	111	26	(4)	2,058	2,215
Net operating income/(loss)	1,690	1,158	949	407	(2,058)	2,146
Depreciation and amortization	297	376	574	126	-	1,373

Gain (loss) on long-lived assets	1,194	-	(44)	-	-	1,150
Operating income/(loss)	$199	$782	$419	$281	$(2,058)	$(377)

As of December 31, 2010:
Total Assets	$108,964	$63,100	$70,725	$17,839	$256,830	$517,458

Selected results of operations for the six months ended June 30, 2011 and 2010 regarding the Company’s operating segments are as follows:

	For the Six Months Ended June 30, 2011
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$5,637	$6,033	$3,467	$5,789	-	$20,926
Property operating expenses	1,429	2,669	995	4,536	-	9,629
Real estate taxes	571	641	429	241	-	1,882
General and administrative costs	(49)	80	(5)	161	3,907	4,094
Net operating income/(loss)	3,686	2,643	2,048	851	(3,907)	5,321

Franchise cancellation expense	-	-	-	1,234		1,234
Depreciation and amortization	1,867	786	1,062	402	-	4,117
Operating income/(loss)	$1,819	$1,857	$986	$(785)	(3,907)	$(30)

	For the Six Months Ended June 30, 2010

	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,429	$5,786	$3,493	$1,406	$-	$16,114

Property operating expenses	1,440	2,657	1,033	802	-	5,932
Real estate taxes	620	648	453	132	-	1,853
General and administrative costs	30	120	32	-	5,048	5,230

Net operating income/(loss)	3,339	2,361	1,975	472	(5,048)	3,099

Depreciation and amortization	618	748	1,182	251	-	2,799
Loss on long-lived assets	1,194	-	(70)	-	-	1,124

Operating income/(loss)	$1,527	$1,613	$863	$221	$(5,048)	$(824)

15.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust II, Inc. and the Company seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract.  The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated.  The Company believes this suit to be without merit and will defend the case vigorously.

On March 29, 2006, Jonathan Gould, a former member of the Company’s Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“Mezz II”), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property’). Mezz II is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of the Company’s operating partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of the Company’s Board and its Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of its interests in Mill Run and POAC, the Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the interest in Mill Run, the POAC Properties, or the interest in POAC (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of June 30, 2011.

Each of the POAC/Mill Run Tax Protection Agreements imposes certain restrictions upon the Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could result in taxable income or gain to the Contributors. The Operating Partnership may not dispose or transfer any Mill Run Property or any POAC Property without first proving that the Operating Partnership possesses the requisite liquidity, including the proceeds from any such transaction, to make any payments that would come due pursuant to the POAC/Mill Run Tax Protection Agreement. However, the Operating Partnership may take the following actions: (i) (A) as to the POAC Properties, commencing with the period one year and thirty-one days following the date of the POAC/Mill Run Tax Protection Agreement, the Operating Partnership can sell on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent (10%) or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent (10%) value not sold can be applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent (10%) test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property known by Design Outlet Center; and (ii) the Operating Partnership can enter into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm stating that it is “more likely than not” that the transaction will not give rise to current taxable income or gain.

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

Simon Loan Collection Guaranties

In connection with the closing of the Simon Transaction, the LVP Parties have provided Simon Loan Collection Guaranties with respect to the Simon Loan in connection with the closing of the Simon Transaction. Under the terms of the Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest on the Simon Loan after Simon OP has failed to make payments, the Simon Loan has been accelerated, and the lenders have failed to collect the full amount of the Simon Loan after exhausting other remedies. The Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Simon Transaction, the Company recorded a liability (the “Collection Guaranties Liability”) in the amount of $0.1 million, representing the estimated fair value of the Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2011.

16.	Subsequent Events

Distribution Payment

On July 15, 2011, the distribution for the three-month period ending June 30, 2011 was paid in full  using a combination of cash (approximately $3.7 million) and approximately 192,000 shares (approximately $1.8 million) of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a price of $9.50 per share.   The Company used proceeds from its offering of common stock to fund the cash portion of its distributions.

Distribution Declaration

On August 12, 2011, the Company’s Board of Directors declared a distribution for the three-month period ending September 30, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2011 to shareholders of record as of September 30, 2011.  The shareholders have an option to elect the receipt of shares under the Company’s distributions reinvestment program.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.”  Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Our operating results as well as our investment opportunities are impacted primarily by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such a availability of financing, interests rates and other factors, including supply and demand, that are beyond our control.

U.S. and global credit and equity markets have undergone significant volatility and disruption over the last several years, making it difficult for many businesses to obtain financing on acceptable terms or at all.  If these conditions continue or worsen, the cost of borrowings may increase and it may be more difficult to finance investment opportunities in the short term.

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

Simon Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.00% interests in its investment in Prime Outlets Acquisition Company (“POAC”), which includes 18 operating outlet center properties and two development projects, Livermore Valley Holdings LLC (“Livermore”) and Grand Prairie Holdings LLC (“Grand Prairie”), and (iii) 36.80% interests in its investment in Mill Run, which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for us to retain the St. Augustine Outlet center and its interests in certain development properties (Livermore and Grand Prairie) which were owned by POAC. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2011	Annualized Revenues based on rents at June 30, 2011
Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	337,719	76.0%	$4.0 million
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	89.4%	$2.0 million
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million
Everson Pointe	Snellvile, GA	1999	81,428	89.1%	$0.8 million
		Retail Total	657,463	82.8%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	75.5%	$2.9 million
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,255	68.3%	$1.5 million
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	93.9%	$1.1 million
Sarasota	Sarasota, FL	1992	276,987	83.2%	$0.3 million
		Industrial Total	1,283,734	72.8%

Multi-Family Residential
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017 units	94.2%	$7.4 million
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro & Charlotte, NC	1984-1985	568 units	96.8%	$3.6 million

		Residential Total	1,585 Units	94.2%

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Period Ended June 30, 2011	Revenue per Available Room through June 30, 2011
Consolidated Hotel Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	52,671	73.7%	$29.84
CP Boston Hotel (1)	Danvers, MA	1976	37,177	44.7%	$43.61

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2011	Annualized Revenues based on rents at June 30, 2011
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway (2)	New York, NY	1952	1,114,695	81.2%	$36.0 million

(1) - Indirectly owned by LVP CP Boston, LLC (the "CP Boston Joint Venture"), in which we have an 80.00% ownership interest.

(2) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.00% ownership interest.

Critical Accounting Policies and Estimates

There were no material changes during the three and six months ended June 30, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

Results of Operations

The Company’s primary financial measure for evaluating each of its properties is net operating income (“NOI”).  NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the company’s properties.

For the Three Months Ended June 30, 2011 vs. June 30, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $4.3 million to $12.4 million for the three months ended June 30, 2011 compared to $8.1 million for the same period in 2010.  The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $3.9 million, (ii) Retail Segment of $0.2 million and (iii) Multi-family Residential Segment of $0.2 million.   Revenues in our Industrial Segment remained relatively flat.  See “Segment Results of Operations for the Three Months Ended June 30, 2011 compared to June 30, 2010” for additional information on our revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.4 million to $6.3 million for the three months ended June 30, 2011 compared to $2.9 million for the same period in 2010.  The increase is primarily attributable to property operating expenses of approximately $3.3 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.1 million on Everson Pointe, which was acquired on December 17, 2010.  Property operating expenses on all other properties were relatively consistent in the 2011 and 2010 periods.

Real estate taxes

Real estate taxes were relatively unchanged at $1.0 million for the three months ended June 30, 2011 compared to $0.9 million for the same period in 2010.

Loss on long-lived assets

For the three months ended June 30, 2011, the Company did not record any loss on long-lived assets. The loss of long-lived assets of $1.2 million during the three months ended June 30, 2010 represents an impairment charge within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.

General and administrative expenses

General and administrative increased slightly by $0.2 million to $2.4 million for the three months ended June 30, 2011 as compared to $2.2 million for the same period in 2010.  This increase reflects higher acquisition fees and related costs in the 2011 period partially offset by reduced asset management fees in the 2011 period primarily resulting from the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2010 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.8 million to $2.2 million for the three months ended June 30, 2011 compared to $1.4 million during the same period in 2010.  The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property plus the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

Mark to market adjustment on derivative financial instrument

The mark to market adjustment on derivative financial instrument was due to a $3.6 million charge recorded during the 2011 period related to the fair value adjustment on a collar derivative financial instrument entered into to protect the value of our Marco OP Units within a certain range, which did not exist during the 2010 period.

Interest income

Interest income increased by approximately $3.7 million to $4.7 million for the three months ended June 30, 2011 compared to $1.0 million the same period in 2010.  The increase is primarily attributable to the significant increase in our marketable equity securities during the 2011 period compared to the 2010 period.  The increase also reflects approximately $0.6 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011.and approximately $0.5 million of dividend income related to our Marco OP Units.

 Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.1 million to $3.0 million for the three months ended June 30, 2011 compared to $2.9 million for the same period in 2010.  The increase is primarily attributable to the debt associated with Everson Pointe.

Gain/(loss) on sale of marketable securities

Loss on sale of marketable securities was approximately $2.2 million during the three months ended June 30, 2011 compared to a $0.1 million gain for the same period in 2010 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010) and 1407 Broadway.  Our loss from investments in unconsolidated affiliated real estate entities decreased by approximately $1.9 million to $0.1 million for the three months ended June 30, 2011 compared to $2.0 million during the same period in 2010.   This decrease was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net loss allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, (iii) the 20% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc (“REIT II”) and (iv) the 10% interest in the Rego Park Joint Venture held by REIT II.

Segment Results of Operations for the Three Months Ended June 30, 2011 compared to June 30, 2010

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$2,870	$2,678	$192	7.2%
NOI	1,815	1,690	125	7.4%
Average Occupancy Rate for period	82.9%	86.8%		-4.5%

Revenues in our Retail Segment increased approximately $0.2 million for the three months ended June 30, 2011 compared to same period in 2010.  The revenues for the 2011 period reflect an increase in revenues of approximately $0.2 million attributable to Everson Pointe.  Revenues for all our other retail properties were relatively consistent in the 2011 period compared to the 2010 period.

NOI in our Retail Segment increased by approximately $0.1 million for the three months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period partially offset by an increase in operating expenses of approximately $0.1 million in the 2011 period primarily attributable to Everson Pointe.

Multi-family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$3,052	$2,897	$155	5.4%
NOI	1,372	1,158	214	18.5%
Average Occupancy Rate for period	94.9%	88.7%		7.0%

Revenues in our Multi-family Residential Segment increased by approximately $0.2 million for the three months ended June 30, 2011 compared to the same period in 2010.   This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI in our Multi-family Residential Segment increased by approximately $0.2 million for the three months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$1,746	$1,731	$15	0.9%
NOI	1,016	949	67	7.1%
Average Occupancy Rate for period	75.3%	62.1%		21.3%

Revenues in our Industrial Segment were relatively flat for the three months ended June 30, 2011 compared to the same period in 2010.  This decrease is attributable to certain incentives given in connection with new leasing activity during the 2011 period.

NOI in our Industrial Segment increased by approximately $0.1 million for the three months ended June 30, 2011 compared to the same period in 2010 as a result of slightly lower operating expenses in the 2011 period.

Hotel Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$4,714	$829	$3,885	468.6%
NOI	688	407	281	69.0%
Average Occupancy Rate for period	58.7%	79.4%		-26.1%
Rev PAR	$35.10	$31.11	$3.99	12.8%

The revenues in our Hotel Hospitality Segment increased by approximately $3.9 million for the three months ended June 30, 2011 compared to the same period in 2010.  The increase for the 2011 period reflects rental revenues and other service income of approximately $1.5 million and $2.6 million, respectively, attributable to the CP Boston Property.  Other service income consists of revenues of $1.3 million, $1.0 million and $0.1 million from food and beverage services, water park admissions and arcade income, respectively.  The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.3 million for the three months ended June 30, 2011 compared to the same period in 2010.  This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $3.6 million during the 2011 period. The increase in operating expenses consists of (i) property operating expenses of $3.4 million, (ii) real estate taxes of $0.1 million and ((iii) general and administrative costs of $0.1 million attributable to the CP Boston Property.

For the Six Months Ended June 30, 2011 vs. June 30, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income.  Total revenues increased by approximately $4.8 million to $20.9 million for the six months ended June 30, 2011 compared to $16.1 million for the same period in 2010.  The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $4.4 million, (ii) Retail Segment of $0.2 million and (iii) Multi-Family Residential Segment of $0.2 million.   Revenues in our Industrial Segment remained relatively flat.    See “Segment Results of Operations for the Six Months Ended June 30, 2011 compared to June 30, 2010” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.7 million to $9.6 million for the six months ended June 30, 2011 compared to $5.9 million for the same period in 2010.  The increase is primarily attributable to property operating expenses of approximately $3.7 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.1 million on Everson Pointe, which was acquired on December 17, 2010, partially offset by a decrease of approximately $0.1 million on all other properties during the 2011 period.

Real estate taxes

Real estate taxes were unchanged at $1.9 million for the six months ended June 30, 2011 and the same period in 2010.

Loss on long-lived assets

For the six months ended June 30, 2011, the Company did not record any loss on long-lived assets. The loss of long-lived assets of $1.2 million during the six months ended June 30, 2010 primarily represents an impairment charge within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.

General and administrative expenses

General and administrative decreased by $1.1 million to $4.1 million for the six months ended June 30, 2011 as compared to $5.2 million for the same period in 2010.  This decrease reflects reduced asset management fees and audit fees in the 2011 period primarily resulting from the disposition of our interests in POAC and Mill Run during the third quarter of 2010, partially offset by higher acquisition fees and related costs in the 2011 period.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2010 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.3 million to $4.1 million for the six months ended June 30, 2011 compared to $2.8 million during the same period in 2010.  The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property plus the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

Mark to market adjustment on derivative financial instrument

The mark to market adjustment on derivative financial instruments was due to a $7.3 million charge recorded during the 2011 period related to the fair value adjustment on a collar derivative financial instrument entered into to protect the value of our Marco OP Units within a certain range, which did not exist during the 2010 period.

Interest income

Interest income increased by approximately $5.8 million to $7.9 million for the six months ended June 30, 2011 compared to $2.1 million for the same period in 2010.  The increase is primarily attributable to the significant increase in our marketable equity securities during the 2011 period compared to the 2010 period.  The increase also reflects approximately $0.6 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011.and approximately $1.1 million of dividend income related to our Marco OP Units.

 Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.3 million to $6.0 million for the six months ended June 30, 2011 compared to $5.7 million for the same period in 2010.  The increase is primarily attributable to the debt associated with Everson Pointe.

Gain/(loss) on sale of marketable securities

Loss on sale of marketable securities was approximately $3.0 million during the six months ended June 30, 2011 compared to a $0.1 million gain for the same period in 2010 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010) and 1407 Broadway.  Our loss from investments in unconsolidated affiliated real estate entities decreased by approximately $3.4 million to $0.3 million for the six months ended June 30, 2011 compared to $3.7 million during the same period in 2010.   This decrease was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net loss allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, (iii) the 20% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc (“REIT II”) and (iv) the 10% interest in the Rego Park Joint Venture held by REIT II.

Segment Results of Operations for the Six Months Ended June 30, 2011 compared to June 30, 2010

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$5,637	$5,429	$208	3.8%
NOI	3,686	3,339	347	10.4%
Average Occupancy Rate for period	82.8%	86.8%		-4.6%

Revenues in our Retail Segment increased approximately $0.2 million for the six months ended June 30, 2011 compared to same period in 2010.  The revenues for the 2011 period reflect an increase of approximately $0.5 million attributable to Everson Pointe, partially offset by slight decreases of approximately $0.2 million and $0.1 million for the St. Augustine Outlet Center and Oakview Plaza, which were primarily due to lower average occupancy during the 2011 period.

NOI in our Retail Segment increased by approximately $0.3 million for the six months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a slight decrease in operating expenses of approximately $0.1 million in the 2011.

Multi-family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$6,033	$5,786	$247	4.3%
NOI	2,643	2,361	282	11.9%
Average Occupancy Rate for period	94.2%	88.7%		6.2%

Revenues in our Multi-family Residential Segment increased by approximately $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010.   This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI in our Multi-family Residential Segment increased by approximately $0.3 million for the six months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a slight reduction of operating expenses of $0.1 million in the 2011 period.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$3,467	$3,493	$(26)	-0.7%
NOI	2,048	1,975	73	3.7%
Average Occupancy Rate for period	72.8%	62.1%		17.3%

Revenues in our Industrial Segment were relatively flat for the six months ended June 30, 2011 compared to the same period in 2010.

NOI in our Industrial Segment increased by approximately $0.1 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of slightly lower operating expenses in the 2011 period.

Hotel Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$5,789	$1,406	$4,383	311.7%
NOI	851	472	379	80.3%
Average Occupancy Rate for period	61.7%	79.4%		-22.3%
Rev PAR	$34.44	$31.11	$3.33	10.7%

The revenues in our Hotel Hospitality Segment increased by approximately $4.4 million for the six months ended June 30, 2011 compared to the same period in 2010.  The increase for the 2011 period reflects rental revenues and other service income of approximately $1.6 million and $2.6 million, respectively, attributable to the CP Boston Property.  Other service income consists of revenues of $1.4 million, $1.1 million and $0.1 million from food and beverage services, water park admissions and arcade income, respectively.  The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.4 million for the six months ended June 30, 2011 compared to the same period in 2010.  This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $4.0 million during the 2011 period. The increase in operating expenses consists of (i) property operating expenses of $3.7 million, (ii) real estate taxes of $0.1 million and ((iii) general and administrative costs of $0.2 million attributable to the CP Boston Property.

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

We currently have $194.8 million of outstanding mortgage debt and a margin loan of $45.2 million. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2011, our total borrowings of $240.0 million represented 83% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Acquisition fees	$402	$-	$623	$-
Asset management fees	479	1,398	936	2,850
Acquisition expenses reimbursed to Advisor	-	-	242	-
Property management fees	309	424	636	859
Development fees and leasing commissions	47	314	433	399
Total	$1,237	$2,136	$2,870	$4,108

As of June 30, 2011, we had approximately $7.2 million of cash and cash equivalents on hand and $196.1 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash flows provided by operating activities	$7,626	$1,163
Cash flows used in investing activities	(58,268)	(1,472)
Cash flows provided by (used in) financing activities	33,498	(10,395)
Net change in cash and cash equivalents	(17,144)	(10,704)

Cash and cash equivalents, beginning of the period	24,318	17,076
Cash and cash equivalents, end of the period	$7,174	$6,372

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

Operating activities

Net cash flows provided by operating activities of $7.6 million for the six months ended June 30, 2011 consists of the following:

•	Cash inflows of approximately $5.8 million from our net loss after adjustment for non-cash items and discontinued operations; and

•	cash inflows of approximately $1.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $58.3 million the six months ended June 30, 2011 consists primarily of the following:

•	purchases of investments of in investment property, mortgages and joint ventures of approximately $34.8 million;

•	proceeds from the sale of marketable securities of $75.0 million and the purchase of $95.2 million of marketable securities;

Financing activities

The net cash provided by financing activities of approximately $33.5 million for the six months ended June 30, 2011 is primarily related to the following:

•	distributions to our common shareholders of $7.3 million and common share redemptions of $3.4 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $3.5 million and contributions from out noncontrolling interests of $3.8 million;

•	debt principal payments $0.7 million; and

•	$45.2 million of proceeds received from borrowing under a margin loan with a financial institution.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and it is currently expected that approximately $13.0 million of additional renovations and improvements will be funded by the owners of CP Boston Joint Venture subsequent to the acquisition.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2011.

Contractual Obligations	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Mortgage Payable 1	$8,254	$9,605	$2,519	$28,958	$6,773	$138,724	$194,833
Interest Payments2	5,683	10,642	10,313	10,161	8,562	6,867	52,228

Total Contractual Obligations	$13,937	$20,247	$12,832	$39,119	$15,335	$145,591	$247,061

1)
These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All variable rate debt agreements are based on the one-month rate.  For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of June 30, 2011 was used.

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

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender has elected to retain all excess cash flow from the associated properties because of the aforementioned noncompliance. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that the lender’s election to retain all excess cash flow from the associated properties, will not have a material impact on its results of operations or financial position.

We currently expect to remain in compliance with all our other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

In addition to the mortgage payable described above, in February 2011, we used a margin loan that is available from a financial institution that holds custody of certain of our marketable securities.  The margin loan is collateralized by the marketable securities in the Company’s account.  The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  The amount outstanding under this margin loan is $45.2 million at June 30, 2011 and is due on demand. The margin loan bears interest at libor + 0.85%.

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

Below is a reconciliation of net loss to FFO and MFFO for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(4,796)	$12,867	$(8,595)	$8,644
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,156	1,373	4,117	2,799
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	650	8,964	1,429	18,441
Adjustments to equity in earnings from unconsolidated entities, net	(262)		(262)
Loss on disposal of investment property	-	(44)	-	(70)
Loss on disposal of unconsolidated affiliated real estate entities	-	-	-	(4)
Discontinued operations:
Depreciation and amortization of real estate assets	-	97	-	286
Loss on disposal of investment property	-		-	300
FFO	(2,252)	23,257	(3,311)	30,396
MFFO adjustments:
Noncash adjustments:
Amortization of above and below market leases(1)	(61)	(29)	(142)	(102)
Impairment loss on long-lived assets	34	1,193	34	1,193
Gain on debt extinguishment	-	(17,170)	-	(17,170)
Straight-line rent adjustment(2)	(358)	(585)	(617)	(1,459)
Mark to market adjustment on derivative financial instruments	3,613	-	7,334
Amortization of discount on debt investment	(398)	-	(398)	-
Loss on sale of marketable securities	2,201	(67)	2,994	(67)

Total non cash adjustments	5,031	(16,658)	9,205	(17,605)
Other adjustments:
Acquisition and other transaction related costs	2,197	988	2,930	1,756
MFFO	$4,976	$7,587	$8,824	$14,547

Net loss	$(4,796)	$12,867	$(8,595)	$8,644
Less: loss attributable to noncontrolling interests	216	(200)	353	(126)
Net loss applicable to company's common shares	$(4,580)	$12,667	$(8,242)	$8,518
Net loss per common share, basic and diluted	$(0.14)	$0.40	$(0.26)	$0.27

FFO	$(2,252)	$23,257	$(3,311)	$30,396
Less: FFO attributable to noncontrolling interests	187	(363)	281	(474)
FFO attributable to company's common shares	$(2,065)	$22,894	$(3,030)	$29,922
FFO per common share, basic and diluted	$(0.07)	$0.72	$(0.10)	$0.94

MFFO	$4,976	$7,587	$8,824	$14,547
Less: MFFO attributable to noncontrolling interests	(163)	(118)	(256)	(227)
MFFO attributable to company's common shares	$4,813	$7,469	$8,568	$14,320

Weighted average number of common shares outstanding, basic and diluted	31,667	31,833	31,660	31,725

Notes:

1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations as well as amortization from unconsolidated entities.

2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations as well as straight-line rent from unconsolidated entities.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
June 30, 2011

FFO	$5,872
Distributions	$73,853

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations for the three and six months ended June 30, 2011.

	Year to Date	Quarter ended	Quarter ended
	June 30, 2011	June 30, 2011	March 31, 2011

Distribution period:		Q2 2011	Q1 2011

Date(s) distribution declared		May 13, 2011	March 4, 2011

Date(s) distribution paid		July 15, 2011	April 15, 2011

Distributions Paid	$7,347	$3,693	$3,654
Distributions Reinvested	3,654	1,830	1,824
Total Distributions	$11,001	$5,523	$5,478

Source of distributions
Cash flows provided by operations	$9,986	$7,626	$2,360
Procceds from investment in affiliates and excess cash	(2,639)	(3,933)	1,294
Proceeds from issuance of common stock through distribution reinvestment program	3,654	1,830	1,824
Total Sources	$11,001	$5,523	$5,478

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and six months ended June 30, 2010.

	Year to Date	Quarter ended	Quarter ended
	June 30, 2010	June 30, 2010	March 31, 2010
Distribution period:		Q2 2010	Q1 2010

Date(s) distribution declared		July 28, 2010 and August 30, 2010	March 2, 2010
Date(s) distribution paid		August 6, 2010 and October 15, 2010	March 30, 2010

Distributions Paid	$9,729	$6,237	$3,492
Distributions Reinvested	2,131	-	2,131
Total Distributions	$11,860	$6,237	$5,623

Source of distributions
Cash flows provided by operations	$2,401	$1,163	$1,238
Procceds from investment in affiliates and excess cash	7,328	5,074	2,254
Proceeds from issuance of common stock through distribution reinvestment program	2,131	-	2,131
Total Sources	$11,860	$6,237	$5,623

The cash flows provided by operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

Management also evaluates the source of distribution funding based upon MFFO.   Based upon MFFO for the six months ended June 30, 2011 and 2010, 78% and 100%, respectively, of our distributions to our common stockholders were funded or will be funded from MFFO.

Information Regarding Dilution

In connection with this ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was $8.51. The offering price of shares under our Distribution Reinvestment Program at June 30, 2011 was $9.50.

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

New Accounting Pronouncements

There were no accounting standards adopted in the second quarter of 2011.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2011, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of June 30, 2011, we held various marketable securities with a fair value of approximately $196.1 million, which are available for sale for general investment return purposes and an additional $40.6 million of restricted marketable securities.  We regularly review the market prices of these investments for impairment purposes.  In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of June 30, 2011, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $23.7 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of June 30, 2011:

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$8,254	$9,605	$2,519	$28,958	$6,773	$138,724	$194,833	$197,191

Marco OP Units Collar:

Notional Amount	527,803	Units						$(4,247)
Average Cap (Highest)	$109.95
Average Floor (Lowest)	$90.32

As of June 30, 2011, approximately $20.1 million, or 10%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  Approximately $11.5 million of our total outstanding variable-rate indebtedness was subject to a floor rate of between 5.85% and 6.75% as of June 30, 2011.  Based on rates as of June 30, 2011, a 1% adverse movement (increase in LIBOR) would increase our annual interest expense by approximately $0.2 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments. The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$194.8	$197.1	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2011, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust II, Inc. and us seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract.  The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated.  We believe this suit to be without merit and will defend the case vigorously.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 15, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)