Form 10-Q
period 2011-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2011-11-14
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52610

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
Yes  ☐  No ☑

As of November 4, 2011, there were approximately 31.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including 3.3 million shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	As of September 30, 2011	As of December 31, 2010
	(unaudited)
Assets
Investment property:
Land and improvements	$72,677	$51,481
Building and improvements	213,834	207,228
Furniture and fixtures	3,843	1,704
Construction in progress	560	266
Gross investment property	290,914	260,679
Less accumulated depreciation	(22,420)	(16,883)
Net investment property	268,494	243,796
Investments in unconsolidated affiliated real estate entities	21,070	14,890
Cash and cash equivalents	9,079	24,318
Marketable securities, available for sale	114,263	172,379
Restricted marketable securities, available for sale	40,228	33,946
Restricted escrows	33,646	16,028
Tenant accounts receivable (net of allowance for doubtful accounts of $169 and $367, respectively)	2,468	1,548
Mortgages receivable	21,293	-
Intangible assets, net	2,899	1,796
Interest receivable from related parties	1,432	1,950
Prepaid expenses and other assets	8,541	6,807

Total Assets	$523,413	$517,458
Liabilities and Stockholders' Equity
Mortgages payable	$206,968	$195,523
Margin loan	1,005	-
Accounts payable and accrued expenses	9,007	4,685
Due to sponsor	588	301
Loans due to affiliates	473	1,493
Tenant allowances and deposits payable	1,116	880
Distributions payable	5,602	5,604
Deferred rental income	1,197	1,285
Acquired below market lease intangibles, net	436	548
Deferred gain on disposition	30,287	32,176
Total Liabilities	256,679	242,495
Commitments and contingencies (See Note 15)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 31,698 and 31,614 shares issued and outstanding in 2011 and 2010, respectively	317	316
Additional paid-in-capital	282,722	281,733
Accumulated other comprehensive income	9,075	4,840
Accumulated distributions in excess of net earnings	(60,210)	(42,858)
Total Company's stockholders' equity	231,904	244,031
Noncontrolling interests	34,830	30,932
Total Stockholders' Equity	266,734	274,963

Total Liabilities and Stockholders' Equity	$523,413	$517,458

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$8,931	$6,918	$24,784	$20,707
Tenant recovery income	1,354	1,206	3,833	3,530
Other service income	1,883	-	4,477	-

Total revenues	12,168	8,124	33,094	24,237

Expenses:
Property operating expenses	6,276	3,043	15,905	8,975
Real estate taxes	1,149	915	3,031	2,768
Loss on long-lived assets	-	-	-	1,124
General and administrative costs	1,680	1,904	5,774	7,131
Franchise cancellation expense	-	-	1,234	-
Depreciation and amortization	2,147	1,881	6,264	4,680

Total operating expenses	11,252	7,743	32,208	24,678
Operating income/(loss)	916	381	886	(441)

Other income, net	373	148	538	493
Mark to market adjustment on derivative financial instruments	2,552	-	(4,782)	-
Interest income	4,331	999	12,225	3,132
Interest expense	(3,098)	(2,932)	(9,094)	(8,649)
Gain on disposition of unconsolidated affiliated real estate entities	2,824	142,780	2,824	142,780
Gain/(loss) on sale of marketable securities	65	-	(2,929)	67
Income/(loss) from investments in unconsolidated affiliated real estate entities	15	(7,838)	(285)	(11,555)
Net income/(loss) from continuing operations	7,978	133,538	(617)	125,827
Net income from discontinued operations	-	87	-	16,443
Net income/(loss)	7,978	133,625	(617)	142,270

Less: net income attributable to noncontrolling interests	(485)	(2,064)	(132)	(2,191)
Net income/(loss) attributable to common shares	$7,493	$131,561	$(749)	$140,079

Basic and diluted earnings/(loss) per common share:
Continuing operations	$0.24	$4.13	$(0.02)	$3.89
Discontinued operations	-	-	-	0.52
Net earnings/(loss) per common share	$0.24	$4.13	$(0.02)	$4.41

Weighted average number of common shares outstanding, basic and diluted	31,726	31,818	31,682	31,758

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE INCOME
(Amounts in thousands) (UNAUDITED)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excessof Net Earnings	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2010	31,614	$316	$281,733	$4,840	$(42,858)	$30,932	$274,963

Comprehensive income/(loss):
Net loss/(income)	-	-	-	-	(749)	132	(617)
Unrealized gains on available for sale securities	-	-	-	3,992	-	63	4,055
Reclassification adjustment for gain realized in net loss	-	-	-	243	-	4	247

Total comprehensive income, net							3,685

Distributions declared	-	-	-	-	(16,603)	-	(16,603)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,402)	(5,402)
Contributions received from noncontrolling interests	-	-	-	-	-	9,101	9,101
Redemption and cancellation of shares	(503)	(5)	(4,577)	-	-	-	(4,582)
Shares issued from distribution reinvestment program	587	6	5,566	-	-	-	5,572

BALANCE, September 30, 2011	31,698	$317	$282,722	$9,075	$(60,210)	$34,830	$266,734

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(617)	$142,270
Less net income - discontinued operations	-	16,443
Net (loss)/income from continuing operations	(617)	125,827
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	6,264	4,680
Mark to market adjustment on derivative financial instruments	4,782	-
Loss/(gain) on sale of marketable securities	2,929	(67)
Gain on disposition of unconsolidated affiliated real estate entities	(2,824)	(142,780)
Loss from investments in unconsolidated affiliated real estate entities	285	11,555
Other non-cash adjustments	(678)	1,488
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(222)	281
Increase in tenant and other accounts receivable	(850)	(789)
Increase in tenant allowance and security deposits payable	(266)	(13)
Increase in accounts payable and accrued expenses	2,759	3,443
Increase in due to Sponsor	287	1,268
(Decrease)/increase in deferred rental income	(88)	187
Net cash provided by operating activities - continuing operations	11,761	5,080
Net cash provided by operating activities - discontinued operations	-	1,535
Net cash provided by operating activities	11,761	6,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(34,978)	(1,308)
Purchase of mortgages receivable	(20,449)	-
Collections on mortgages receivable	27	-
Purchase of investment in unconsolidated affiliated real estate entities	(6,874)	(2,487)
Purchase of marketable securities	(95,184)	(150,000)
Proceeds from sale of marketable securities	148,392	429
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	1,889	204,430
Redemption payments from investment in affiliate	409	5,402
Deposit for purchase of real estate	(4,318)	-
Funding to restricted escrows	(1,689)	(749)

Net cash (used in)/provided by investing activities - continuing operations	(12,775)	55,717
Net cash provided by investing activities - discontinued operations	-	(1,951)
Net cash (used in)/provided by investing activities	(12,775)	53,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(2,055)	(2,006)
Payment of loan fees and expenses	(239)	(316)
Payments from loans due to affiliates	(1,020)	1,485
Redemption and cancellation of common stock	(4,582)	(1,847)
Net proceeds from margin loan	1,005	-
Distribution received from discontinued operations	-	(16)
Contributions received from noncontrolling interests	9,101	-
Distributions paid to noncontrolling interests	(5,402)	(18,412)
Distributions paid to Company's common stockholders	(11,033)	(9,756)
Net cash used in financing activities - continuing operations	(14,225)	(30,868)
Net cash used in financing activities - discontinued operations	-	16
Net cash used in financing activities	(14,225)	(30,852)

Net change in cash and cash equivalents	(15,239)	29,529
Cash and cash equivalents, beginning of period	24,318	17,077
Cash and cash equivalents, end of period	$9,079	$46,606

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands) (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,625	$8,658
Distributions declared	$16,603	$17,464
Loan proceeds placed in escrow	$13,500
Value of shares issued from distribution reinvestment program	$5,572	$4,471
Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entity	$-	$2,817
Marketable equity securities received in connection of disposal of investment in unconsolidated affiliated real estate entities	$-	$29,222
Restricted marketable equity securities received in connection of disposal of investment in unconsolidated affiliated real estate entities	$-	$30,287
Cash escrowed in connection of disposal of investment in unconsolidated affiliated real estate entities	$-	$1,889

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

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), the Company as the general partner, held a 98.4% interest as of September 30, 2011. The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

The Company’s stock is not currently listed on a national securities exchange.  The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders.  The Company does not intend to list its shares at this time.  The Company does not anticipate that there would be any market for its common stock until its shares are listing for trading.  In the event the Company does not obtain listing prior to October 10, 2018 (the tenth anniversary of the completion of its initial public offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.)

As of September 30, 2011, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 4 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 290 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 hotel hospitality property containing 366 rooms and a 65,000 square foot water park and 1 residential development project, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects.  All of the Company’s properties are located within the United States. As of September 30, 2011, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84.4%, 79.8%, 93.8% and 81.8% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $38.57 and occupancy was 63.9%, respectively for the nine months ended September 30, 2011.

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

Pursuant to the Contribution Agreement, as amended, there was a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. However, the Company and Simon agreed to extend the period and the Aggregate Consideration Value was finalized during the third quarter of 2011.  The Escrowed Cash and the Escrowed Units were reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units also could have been used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash. In connection with the finalization of the Aggregate Consideration Value, the entire Escrowed Cash, plus interest was, released to the Company during the third quarter of 2011. The Escrowed Marco Units, net of any amounts used to settle shortfalls resulting from the TPA Obligations, will be released to the Company on March 1, 2012.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the Simon Transaction and are classified as restricted marketable securities, which are available for sale, in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the Simon Transaction and are classified as marketable securities, which are available for sale, in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 . The estimated fair value of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon’s common stock for the 5-day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

 In connection with the closing of the Simon Transaction, the Company initially recognized a gain on disposition of approximately $142.8 million in the consolidated statements of operations during the third quarter of 2010. The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to the Final Consideration Adjustments and the TPA Obligations. An additional $0.1 million of transaction expenses were incurred by the Company during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010.  During the third quarter of 2011, the Company recognized an additional $2.8 million gain on the Simon Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items.  As a result, the remaining Deferred Gain reflected on our consolidated balance sheet was $30.3 million as of September 30, 2011.

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

4.      Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company.  The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership Interest	September 30, 2011	December 31, 2010
Livermore Valley Holdings LLC ("Livermore")	March 30, 2009 & August 25, 2009	40.00%	$12,880	$7,102
Grand Prairie Holdings LLC ("Grand Prairie")	March 30, 2009 & August 25, 2009	40.00%	8,190	7,482
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.00%	-	306
Total Investments in unconsolidated affiliated real estate entities			$21,070	$14,890

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

At closing, the Livermore Lender advanced an aggregate of approximately $11.5 million under the Livermore Development Loan.  As of September 30, 2011, the outstanding aggregate balance outstanding on the Livermore Development Loan, of which the construction loan and the mezzanine loan are co-funded at a ratio of approximately 79% and 21%, respectively, was approximately $13.7 million and the remaining unfunded commitment aggregated $124.1 million. The proceeds from the closing of the Livermore Development Loan, net of fees and other costs, along with an additional $10.3 million (of which the Company’s share was $4.1 million) of member contributions funded at closing were primarily used to simultaneously acquire three parcels of land for the Livermore Project.

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

Livermore had no operating results through September 30, 2011.  The Company made additional capital contributions of approximately $5.8 million to Livermore during the nine months ended September 30, 2011. The Company accounts for its Livermore Interest in accordance with the equity method of accounting.

Livermore Financial Information

The following table represents the unaudited condensed balance sheet for Livermore as of  the dates indicated:

	As of	As of
	September 30, 2011	December 31, 2010
Construction in progress	$48,509	$18,217
Cash	1,119	$-

Total assets	$49,628	$18,217

Mortgage payable	$13,736	$-
Other liabilities	2,817	1,249
Members' capital	33,075	16,968

Total liabilities and members' capital	$49,628	$18,217

Grand Prairie Holdings LLC

Grand Prairie was wholly owned by POAC through August 30, 2010. In connection with the closing of the Simon Transaction, the Company retained its 40.00% interest in investment in Grand Prairie. The Operating Partnership owns a 40.00% membership interest in Grand Prairie (the “Grand Prairie Interest”). The Grand Prairie Interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor is the majority owner and manager of Grand Prairie. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

The Grand Prairie Project will consist of approximately 418,000 square feet of GLA at a total expected cost of approximately $116.5 million and is currently expected to open in the summer of 2012. As of September 30, 2011, the outstanding aggregate balance outstanding on the GP Development Loan, of which the construction loan and the mezzanine loan are co-funded at a ratio of approximately 79% and 21%, respectively, was approximately $11.5 million and the remaining unfunded commitment aggregated $86.5 million. The proceeds from the closing of the Grand Prairie Development Loan, net of fees and other costs, along with an additional $0.8 million (of which the Company’s share was $.03 million) of member contributions funded at closing were primarily used to pay certain development costs. The land for the Grand Prairie Project was previously acquired in 2008.

The GP Development Loan has an initial term of 2 years from closing and, subject to satisfaction of certain conditions, has two one-year extension options.  The GP Development Loan bears interest at a fixed rate of 7%, which accrues to principal during the initial term, and the GP Lender will earn a 15% internal rate of return on the mezzanine portion which is due at final maturity.

Grand Prairie had no operating results through September 30, 2011, other than other ancillary income of $36 and $52 for the three and nine months ended September 30, 2011, respectively (of which the Company’s proportionate share was $14 and $21, respectively) that resulted from Grand Prairie’s leasing of certain mineral rights on the property that it owns.  The Company made additional capital contributions of approximately $1.1 million to Grand Prairie during the nine months ended September 30, 2011.  The Company accounts for its Grand Prairie Interest in accordance with the equity method of accounting.

Grand Prairie Financial Information

The following table represents the unaudited condensed balance sheet for Grand Prairie as of the dates indicated:

	As of	As of
	September 30, 2011	December 31, 2010

Construction in progress	$37,280	$18,697
Other assets	429	3

Total assets	$37,709	$18,700

Mortgage payable	$11,532	$-
Other liabilities	6,445	303
Members' capital	19,732	18,397

Total liabilities and members' capital	$37,709	$18,700

1407 Broadway Mezz II, LLC

As of September 30, 2011, the Company has a 49.00% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York.  As the Company has recorded this investment in accordance with the equity method of accounting, its portion of 1407 Broadway’s total indebtedness of approximately $127.3 million as of September 30, 2011 is not included in the Company’s investment.  Earnings for this investment are recognized in accordance with this investment.  During the second quarter of 2011, the Company’s share of cumulative losses from resulting from its investment in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero.  Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero the Company has suspended the  recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During the quarters ended June 30, 2010 and September 30, 2010, the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $490 and $980, respectively. During the nine months ended September 30, 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. The loan bears interest at LIBOR plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. As of September 30, 2011 and December 31, 2010, the outstanding principal and interest of approximately $0.5 million and $1.5 million, respectively, is recorded in loans due to affiliates in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Total revenue	$7,649	$9,297	$25,641	$26,643
Property operating expenses	7,236	7,797	21,440	20,625
Depreciation and amortization	1,545	1,558	4,465	4,643
Operating (loss)/income	(1,132)	(58)	(264)	1,375
Interest expense and other, net	(649)	(1,223)	(2,677)	(3,466)
Net loss	$(1,781)	$(1,281)	$(2,941)	$(2,091)
Company's share of net loss (49%)	$-	$(628)	$(306)	$(1,025)

The following table represents the unaudited condensed balance sheet for 1407 Broadway as of the dates indicated:

	As of	As of
	September 30, 2011	December 31, 2010

Real estate, at cost (net)	$110,271	$112,213
Intangible assets	734	1,068
Cash and restricted cash	12,604	9,788
Other assets	14,973	17,373
Total assets	$138,582	$140,442

Mortgage payable	$127,250	$126,575
Other liabilities	13,790	13,384
Members' (deficiency)/capital	(2,458)	483

Total liabilities and members'(deficiency)/capital	$138,582	$140,442

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

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT II’s Board of Directors approved 80% and 20% participations, respectively, in the CP Boston Joint Venture.  During the second quarter of 2011, Lightstone REIT II contributed $2.1 million to the CP Boston Joint Venture.

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

For the three and nine months ended September 30, 2011 approximately $3.6 million and $7.8 million of revenue, respectively and $3.0 million and $6.7 million of property operating expenses, respectively are included in operating loss on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma net revenue	$12,168	$11,972	$36,507	$36,105
Pro forma net income/(loss)	$7,978	$133,334	$(921)	$123,812
Pro forma earnings/(loss) per share	$0.25	$4.19	$(0.03)	$3.90

6.      Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the sponsor of the Company, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was be transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on or about June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

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

8.      Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(71)	$33
Marco OP Units	29,222	7,727	-	36,949
Corporate Bonds and Preferred Equities	65,087	-	(8,260)	56,827
Mortgage Backed Securities	20,530	14	(90)	20,454
Total	$114,943	$7,741	$(8,421)	$114,263

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$122	$-	$226
Marco OP Units	29,222	3,061	-	32,283
Mortgage Backed Securities	141,753	-	(1,883)	139,870
Total	$171,079	$3,183	$(1,883)	$172,379

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

Since the Company purchased all of its corporate bonds and preferred equities and mortgage back securities (“MBS”) after September 30, 2010, all of these corporate bonds and preferred equities and MBS with unrealized losses as of September 30, 2011 and December 31, 2010 were in a loss position for less than 12 months.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities.  The margin loan is collateralized by the marketable securities in the Company’s account.  The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  The amount outstanding under this margin loan is $1.0 million at September 30, 2011 and is due on demand. The margin loan bears interest at libor + 0.85% and interest expense on the margin loan was $0.1 and $0.3 for the three and nine months ended September 30, 2011.

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of September 30, 2011

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$9,941	$-	$40,228
Total	$30,287	$9,941	$-	$40,228

	As of December 31, 2010

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$3,659	$-	$33,946
Total	$30,287	$3,659	$-	$33,946

None of the Company’s restricted available for sale securities had unrealized losses as of September 30, 2011 and December 31, 2010.

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the Simon Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in the consolidated balance sheet as of September 30, 2011 and December 31, 2010.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae).  The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2011 and December 31, 2010, the Company did not recognize any impairment charges.  As of September 30, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. Additionally, for the three and nine months ended September 30, 2011, the Company realized $0.1 million of gross gains and $2.9 million of gross losses related to sales of securities and early redemptions of MBS by the security issuer.  The maturities of the Company’s MBS generally range from 27 year to 30 years.

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

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations.  As of September 30, 2011, the fair value of the hedges was a liability of $1.7 million and recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $3.5 million.  As of December 31, 2010, the fair of the hedges was an asset of $3.1 million and the collateral requirement was approximately $6.9 million.  The collateral was recorded on the consolidated balance sheets under restricted escrows.  For the three and nine months ended September 30, 2011, a gain of $2.6 million and a loss of $4.8 million, respectively, was recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	Fair Value Measurement Using
As of September 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$1,113	$-	$-	$1,113

Marketable Securities:
Equity Securities, primarily REITs	$33	$-	$-	$33
Marco OP Units	-	36,949	-	36,949
Corporate Bonds and Preferred Equities	-	56,827	-	56,827
MBS	-	20,454	-	20,454
Total	$33	$114,230	$-	$114,263

Restricted Marketable Securities:
Marco OP Units	$-	$40,228	$-	$40,228
Total	$-	$40,228	$-	$40,228

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(1,695)	$-	$(1,695)
Total	$-	$(1,695)	$-	$(1,695)

	Fair Value Measurement Using
As of December 31, 2010	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$9,059	$-	$-	$9,059

Marketable Securities:
Equity Securities, primarily REITs	$226	$-	$-	$226
Marco OP Units	-	32,283	-	32,283
Corporate Bonds
MBS	-	139,870	-	139,870
Total	$226	$172,153	$-	$172,379

Restricted Marketable Securities:
Marco OP Units	$-	$33,946	$-	$33,946
Total	$-	$33,946	$-	$33,946

Derivative Financial Instruments:
Marco OP Units Collar	$-	$3,088	$-	$3,088
Total	$-	$3,088	$-	$3,088

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

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Revenues	$312	$2,808

Expenses:
Property operating expense	211	1,508
Real estate taxes	33	319
Loss on long-lived assets	-	300
General and administrative costs	27	77
Depreciation and amortization	41	326
Total operating expense	312	2,530

Operating income	-	278
Other income/(loss)	217	209
Interest income	-	1
Interest expense	(130)	(1,215)
Gain on debt extinguishment	-	17,170

Net income from discontinued operations	$87	$16,443

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

10.	Mortgages Payable

Mortgages payable, totaling approximately $207.0 million September 30, 2011 and $195.5 million at December 31, 2010 consist of the following:

		Weighted Avg Interest Rate			Balance as of
Property	Interest Rate	as of September 30, 2011	Maturity Date	Amount Due at Maturity	September 30, 2011	December 31, 2010

Southeastern Michigan Multi- Family Properties	5.96%	5.96%	July 2016	$38,139	$40,657	$40,725

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,500	27,500

Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,557	53,025	53,025

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.60%	June 2012	7,147	7,540	8,890

Brazos Crossing Power Center	Greater of LIBOR + 3.50% or 6.75%	6.75%	December 2011	6,386	6,405	6,493

Camden Multi-Family Properties - (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,584	27,850

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,757	26,041

50-01 2nd St	LIBOR + 1.00%	1.22%	February 2012	13,500	13,500	-

Everson Pointe	Greater of Prime + 1.00% or 5.85%	5.85%	December 2015	4,418	5,000	5,000

Total mortages payable		5.70%		$194,812	$206,968	$195,524

LIBOR at September 30, 2011 was 0.24%.  Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of September 30, 2011:

Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
$6,845	$23,148	$2,519	$28,958	$6,773	$138,725	$206,968

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.2 million were held in restricted escrow accounts as of September 30, 2011. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets.  Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.  The Company’s mortgages payable also contains clauses providing for prepayment penalties.

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

The Company’s loan secured by the Brazos Crossing Power Center is scheduled to mature on December 4, 2011. The Company has entered into preliminary negotiations with the lender to seek an extension to the maturity date of the loan.  If the Company is unable to extend the loan at acceptable terms with the lender, the Company intends to refinance or repay in full the amount due at maturity.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio for two quarters in 2010 and the first three quarters of 2011. The Company currently is in compliance with all of its other debt covenants.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, beginning in July 2011, the lender has elected to retain all excess cash flow from the associated properties because of the aforementioned noncompliance. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that the lender’s election to retain all excess cash flow from the associated properties will not have a material impact on its results of operations or financial position.

The Company currently expects to remain in compliance with all its other existing debt covenants; however, should circumstances arise that would constitute an event of default, the various lenders would have the ability to exercise various remedies under the applicable loan agreements, including the potential acceleration of the maturity of the outstanding debt.

11.	Net Income/(Loss) Per Share

Basic net income/(loss) per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.  As of September 30, 2011, the Company has 45,000 options issued and outstanding.  Diluted net income/(loss) per share includes the  potentially dilutive effect, if any, which would occur if the outstanding options to purchase the Company’s common stock were exercised.  For all periods presented, the effect of these exercises was anti-dilutive due to the loss from continuing operations and the net loss and because the grant prices exceeded the market prices, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Acquisition fees	$80	$-	$702	$-
Asset management fees	508	1,220	1,444	4,071
Acquisition expenses reimbursed to advisor	-	-	242	-
Property management fees	335	281	971	1,140
Development fees and leasing commissions	131	14	564	207
Total	$1,054	$1,515	$3,923	$5,418

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

 During the nine months ended September 30, 2011, distributions of $0.5 million were declared and paid to the SLP units and are part of non controlling interests.  Since inception through September 30, 2011, cumulative distributions declared were $8.2 million, of which $7.6 million were paid.  See Notes 4, 5 and 14 for other related party transactions.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed a joint venture, 50-01 2nd Street Associates Holdings LLC ( the “2nd Street JV”) to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership owns a 75% membership interest in the 2nd Street JV (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor has a 25% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest has a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  As of September 30, 2011, the Operating Partnership’s total capital contributions were $14.6 million.  As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street JV that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street JV and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street JV, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street JV contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner entered into a six month loan for $13.5 million (the “Interim Loan”) with CIBC, Inc. that bears interest at libor plus 1.0% per annum with monthly interest only payments through maturity. The Interim Loan is collateralized by $13.5 million in cash held in escrow (included in restricted escrows on our consolidated balance sheet as of September 30, 2011) and is guaranteed by our Sponsor.  In addition, the 2nd Street Owner incurred approximately $0.2 million in deferred financing costs associated with the 2nd Street Project through September 30, 2011.  The Company’s Advisor will be entitled to an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.5 million upon expiration of the Put.

The acquired land is expected to be used for the future development of a residential project (the “2nd Street Project”).  The 2nd Street Owner is currently exploring the development plans and financing alternatives for the 2nd Street Project.

13.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, mortgages receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments.  The estimated fair value (in millions) of the Company’s debt is summarized as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$207.0	$214.7	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate of approximately 5.0%.

14.	Segment Information

The Company currently operates in four business segments as of September 30, 2011: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2011 and 2010 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2011 and December 31, 2010. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2010 Annual Report on Form 10-K.  Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended September 30, 2011 and 2010, and total assets as of September 30, 2011 and December 31, 2010 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2011

	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,920	$3,082	$1,688	$4,478	$-	$12,168

Property operating expenses	724	1,337	576	3,583	56	6,276
Real estate taxes	282	320	222	134	191	1,149
General and administrative costs	(15)	47	2	95	1,551	1,680

Net operating income/(loss)	1,929	1,378	888	666	(1,798)	3,063

Franchise cancellation expense	-	-	-	-	-	-
Depreciation and amortization	936	398	539	274	-	2,147
Operating income/(loss)	$993	$980	$349	$392	$(1,798)	$916

As of September 30, 2011:
Total Assets	$107,108	$66,725	$70,869	$29,788	$248,923	$523,413

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30, 2010

	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,713	$2,886	$1,713	$812	$-	$8,124

Property operating expenses	730	1,291	631	391	-	3,043
Real estate taxes	320	315	240	40	-	915
General and administrative costs	24	64	(3)	11	1,808	1,904

Net operating income/(loss)	1,639	1,216	845	370	(1,808)	2,262

Depreciation and amortization	843	380	530	128	-	1,881
Gain (loss) on long-lived assets	-	-	-	-	-	-
Operating income/(loss)	$796	$836	$315	$242	$(1,808)	$381

As of December 31, 2010:
Total Assets	$108,964	$63,100	$70,725	$17,839	$256,830	$517,458

Selected results of operations for the nine months ended September 30, 2011 and 2010 regarding the Company’s operating segments are as follows:

	For the Nine Months Ended September 30, 2011

	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,557	$9,115	$5,155	$10,267	$-	$33,094

Property operating expenses	2,153	4,006	1,571	8,119	56	15,905
Real estate taxes	853	961	651	375	191	3,031
General and administrative costs	(64)	127	(3)	256	5,458	5,774
Net operating income/(loss)	5,615	4,021	2,936	1,517	(5,705)	8,384

Franchise cancellation expense	-	-	-	1,234	-	1,234
Depreciation and amortization	2,803	1,184	1,601	676	-	6,264
Operating income/(loss)	$2,812	$2,837	$1,335	$(393)	$(5,705)	$886

	For the Nine Months Ended September 30, 2010

	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,141	$8,672	$5,206	$2,218	$-	$24,237

Property operating expenses	2,170	3,948	1,664	1,193	-	8,975
Real estate taxes	940	963	693	172	-	2,768
General and administrative costs	54	181	29	11	6,856	7,131
Net operating income/(loss)	4,977	3,580	2,820	842	(6,856)	5,363

Depreciation and amortization	1,461	1,128	1,712	379	-	4,680
Loss on long-lived assets	1,194	-	(70)	-	-	1,124

Operating income/(loss)	$2,322	$2,452	$1,178	$463	$(6,856)	$(441)

15.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of its interests in Mill Run and POAC, the Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, the Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the interest in Mill Run, the POAC Properties, or the interest in POAC (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, the Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of September 30, 2011.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

Simon Loan Collection Guaranties

In connection with the closing of the Simon Transaction, the LVP Parties have provided Simon Loan Collection Guaranties with respect to the Simon Loan in connection with the closing of the Simon Transaction. Under the terms of the Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest on the Simon Loan after Simon OP has failed to make payments, the Simon Loan has been accelerated, and the lenders have failed to collect the full amount of the Simon Loan after exhausting other remedies. The Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Simon Transaction, the Company recorded a liability (the “Collection Guaranties Liability”) in the amount of $0.1 million, representing the estimated fair value of the Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2011.

16.	Subsequent Events

Distribution Payment

On October 14, 2011, the distribution for the three-month period ending September 30, 2011 was paid in full  using a combination of cash (approximately $3.8 million) and approximately 193,000 shares (approximately $1.8 million) of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a price of $9.50 per share.   The Company used proceeds from operations to fund the cash portion of its distributions.

Distribution Declaration

On November 11, 2011, the Company’s Board of Directors declared a distribution for the three-month period ending December 31, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 13, 2012 to shareholders of record as of December 31, 2011.  The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

In connection with the Simon Transaction, we recognized a gain on disposition of approximately $142.7 million (consisting of $142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment.  During the third quarter of 2011, we recognized an additional $2.8 million of gain on the Simon Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items.  As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of September 30, 2011.

Portfolio Summary –

		Year Built	Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenues per square foot/unit
	Location	(Range of years built)	Feet	September 30, 2011	September 30, 2011	September 30, 2011
Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	337,731	76.3%	$3.7 million	$14.17
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	92.2%	$2.2 million	$13.67
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million	$12.58
Everson Pointe	Snellvile, GA	1999	81,428	89.1%	$0.8 million	$11.08
		Retail Total	657,475	84.4%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	74.9%	$2.8 million	$11.03
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,364	67.2%	$1.5 million	$4.72
3 Flex/Industrial Buildings from the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	91.2%	$1.1 million	$6.55
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.4 million	$11.08
		Industrial Total	1,287,098	79.8%

Multi-Family Residential
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017 units	93.3%	$7.6 million	$8,008
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro & Charlotte, NC	1984-1985	568 units	94.7%	$3.7 million	$6,834

		Residential Total	1,585 Units	93.8%

			Year to Date	Percentage Occupied for the Period Ended	Revenue per Available Room through
	Location	Year Built	Available Rooms	September 30, 2011	September 30, 2011
Consolidated Hotel Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	79,443	74.9%	$30.82
CP Boston Hotel (1)	Danvers, MA	1976	70,665	47.3%	$45.51

			Leasable Square	Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenues per square foot
	Location	Year Built	Feet	September 30, 2011	September 30, 2011	September 30, 2011
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway (2)	New York, NY	1952	1,114,695	81.8%	$36.2 million	$39.72

(1) - Indirectly owned by LVP CP Boston, LLC (the "CP Boston Joint Venture"), in which we have an 80.00% ownership interest.
(2) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.00% ownership interest.

Critical Accounting Policies and Estimates

There were no material changes during the three and nine months ended September 30, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

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

For the Three Months Ended September 30, 2011 vs. September 30, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $4.1 million to $12.2 million for the three months ended September 30, 2011 compared to $8.1 million for the same period in 2010.  The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $3.7 million, (ii) Retail Segment of $0.2 million and (iii) Multi-family Residential Segment of $0.2 million.   Revenues in our Industrial Segment remained relatively flat.  See “Segment Results of Operations for the Three Months Ended September 30, 2011 compared to September 30, 2010” for additional information on our revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.3 million to $6.3 million for the three months ended September 30, 2011 compared to $3.0 million for the same period in 2010.  The increase is primarily attributable to property operating expenses of approximately $3.1 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.1 million on Everson Pointe, which was acquired on December 17, 2010.  Property operating expenses on all other properties were relatively consistent in the 2011 and 2010 periods.

Real estate taxes

Real estate taxes were relatively unchanged at $1.1 million for the three months ended September 30, 2011 compared to $0.9 million for the same period in 2010.

General and administrative expenses

General and administrative decreased slightly by $0.2 million to $1.7 million for the three months ended September 30, 2011 as compared to $1.9 million for the same period in 2010.  This decrease reflects reduced asset management fees in the 2011 period primarily resulting from the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.2 million to $2.1 million for the three months ended September 30, 2011 compared to $1.9 million during the same period in 2010.  The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property.

 Mark to market adjustment on derivative financial instrument

During the three months ended September 30, 2011, we recorded a $2.6 million positive mark to market adjustment on derivative financial instrument reflecting the change in the fair value of a collar entered into to protect the value of a portion of our Marco OP Units within a certain range, which did not exist during the 2010 period.

Interest income

Interest income increased by approximately $3.3 million to $4.3 million for the three months ended September 30, 2011 compared to $1.0 million the same period in 2010.  The increase is primarily attributable to the significant increase in our marketable equity securities during the 2011 period compared to the 2010 period.  The increase also reflects approximately $0.7 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011 and approximately $0.6 million of dividend income related to our Marco OP Units.

 Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.2 million to $3.1 million for the three months ended September 30, 2011 compared to $2.9 million for the same period in 2010.  The increase is primarily attributable to the debt associated with Everson Pointe.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010), 1407 Broadway, and two outlet center development projects.  Our income/(loss) from investments in unconsolidated affiliated real estate entities increased by approximately $7.9 million to income of $0.02 million for the three months ended September 30, 2011 compared to  a loss of $7.8 millionduring the same period in 2010.   This change was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net income allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, (iii) the 20% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc (“REIT II”), (iv) the 10% interest in the Rego Park Joint Venture held by REIT II and (v) the 25% interest in the 2nd Street JV held by the Sponsor.

Segment Results of Operations for the Three Months Ended September 30, 2011 compared to September 30, 2010

Retail Segment
	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$2,920	$2,713	$207	7.6%
NOI	1,929	1,639	290	17.7%
Average Occupancy Rate for period	82.9%	84.7%		-2.1%

Revenues in our Retail Segment increased approximately $0.2 million for the three months ended September 30, 2011 compared to same period in 2010.  The revenues for the 2011 period reflect an increase in revenues of approximately $0.2 million attributable to Everson Pointe.  Revenues for all our other retail properties were relatively consistent in the 2011 period compared to the 2010 period.

NOI in our Retail Segment increased by approximately $0.3 million for the three months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a small decrease in operating expenses of approximately $0.1 million in the 2011 period.

Multi-family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$3,082	$2,886	$196	6.8%
NOI	1,378	1,216	162	13.3%
Average Occupancy Rate for period	94.9%	88.9%		6.7%

Revenues in our Multi-family Residential Segment increased by approximately $0.2 million for the three months ended September 30, 2011 compared to the same period in 2010.   This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI in our Multi-family Residential Segment increased by approximately $0.2 million for the three months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$1,688	$1,713	$(25)	-1.5%
NOI	888	845	43	5.1%
Average Occupancy Rate for period	75.3%	61.3%		22.8%

Revenues in our Industrial Segment were relatively flat for the three months ended September 30, 2011 compared to the same period in 2010.  This increase in average occupancy rate did not lead to an increase in revenue due to certain incentives given in connection with new leasing activity during the 2011 period.

NOI in our Industrial Segment increased was relatively flat for the three months ended September 30, 2011 compared to the same period in 2010.

Hotel Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$4,478	$812	$3,666	451.5%
NOI	666	370	296	80.0%
Average Occupancy Rate for period	67.2%	74.7%		-10.0%
Rev PAR	$38.92	$30.30	$8.62	28.4%

The revenues in our Hotel Hospitality Segment increased by approximately $3.7 million for the three months ended September 30, 2011 compared to the same period in 2010.  The increase for the 2011 period reflects rental revenues and other service income of approximately $1.8 million and $1.9 million, respectively, attributable to the CP Boston Property.  Other service income consists of revenues of $1.0 million, $0.8 million and $0.1 million from food and beverage services, water park admissions and arcade income, respectively.  The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.3 million for the three months ended September 30, 2011 compared to the same period in 2010.  This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $3.4 million during the 2011 period. The increase in operating expenses consists of (i) property operating expenses of $3.2 million, (ii) real estate taxes of $0.1 million and ((iii) general and administrative costs of $0.1 million attributable to the CP Boston Property.

For the Nine Months Ended September 30, 2011 vs. September 30, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income.  Total revenues increased by approximately $4.1 million to $24.8 million for the nine months ended September 30, 2011 compared to $20.7 million for the same period in 2010.  The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $8.0 million, (ii) Retail Segment of $0.4 million and (iii) Multi-Family Residential Segment of $0.4 million.   Revenues in our Industrial Segment remained relatively flat.    See “Segment Results of Operations for the Nine Months Ended September 30, 2011 compared to September 30, 2010” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $6.9 million to $15.9 million for the nine months ended September 30, 2011 compared to $9.0 million for the same period in 2010.  The increase is primarily attributable to property operating expenses of approximately $6.7 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.2 million on Everson Pointe, which was acquired on December 17, 2010.

Real estate taxes

Real estate taxes were relatively flat at $3.0 million for the nine months ended September 30, 2011 compared to $2.8 million in the same period in 2010.

Loss on long-lived assets

For the nine months ended September 30, 2011, the Company did not record any loss on long-lived assets. The loss of long-lived assets of $1.1 million during the nine months ended September 30, 2010 primarily represents an impairment charge within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010.

General and administrative expenses

General and administrative decreased by $1.3 million to $5.8 million for the nine months ended September 30, 2011 as compared to $7.1 million for the same period in 2010.  This decrease reflects reduced asset management fees and audit fees in the 2011 period primarily resulting from the disposition of our interests in POAC and Mill Run during the third quarter of 2010, partially offset by higher acquisition fees and related costs in the 2011 period.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2010 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.6 million to $6.3 million for the nine months ended September 30, 2011 compared to $4.7 million during the same period in 2010.  The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property plus the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

Mark to market adjustment on derivative financial instrument

During the nine months ended September 30, 2011, we recorded a $4.8 million negative mark to market adjustment on derivative financial instrument  reflecting the change in the fair value of a collar entered into to protect the value of a portion of our Marco OP Units within a certain range, which did not exist during the 2010 period.

Interest income

Interest income increased by approximately $9.1 million to $12.2 million for the nine months ended September 30, 2011 compared to $3.1 million for the same period in 2010.  The increase is primarily attributable to the significant increase in our marketable equity securities during the 2011 period compared to the 2010 period.  The increase also reflects approximately $1.3 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011.and approximately $1.7 million of dividend income related to our Marco OP Units.

 Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.4 million to $9.1 million for the nine months ended September 30, 2011 compared to $8.7 million for the same period in 2010.  The increase is primarily attributable to the debt associated with Everson Pointe.

Gain/(loss) on sale of marketable securities

Loss on sale of marketable securities was approximately $3.0 million during the nine months ended September 30, 2011 compared to a $0.1 million gain for the same period in 2010 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the net income/(loss) associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010), 1407 Broadway and two outlet center development projects.  Our loss from investments in unconsolidated affiliated real estate entities decreased by approximately $11.3 million to $0.3 million for the nine months ended September 30, 2011 compared to $11.6 million during the same period in 2010.   This decrease was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net income allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, (iii) the 20% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc (“REIT II”), (iv) the 10% interest in the Rego Park Joint Venture held by REIT II and (v) the 25% interest in the Second Street JV held by the Sponsor.

Segment Results of Operations for the Nine Months Ended September 30, 2011 compared to September 30, 2010

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$8,557	$8,141	$416	5.1%
NOI	5,615	4,977	638	12.8%
Average Occupancy Rate for period	82.8%	87.1%		-4.9%

Revenues in our Retail Segment increased approximately $0.4 million for the nine months ended September 30, 2011 compared to same period in 2010.  The revenues for the 2011 period reflect an increase of approximately $0.7 million attributable to Everson Pointe, partially offset by slight decreases of approximately $0.2 million and $0.1 million for the Oakview Plaza and St. Augustine Outlet Center, which were primarily due to lower average occupancy during the 2011 period.

NOI in our Retail Segment increased by approximately $0.6 million for the nine months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a slight decrease in operating expenses of approximately $0.2 million in the 2011.

Multi-family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$9,115	$8,672	$443	5.1%
NOI	4,021	3,580	441	12.3%
Average Occupancy Rate for period	94.2%	88.7%		6.2%

Revenues in our Multi-family Residential Segment increased by approximately $0.4 million for the nine months ended September 30, 2011 compared to the same period in 2010.   This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI in our Multi-family Residential Segment increased by approximately $0.4 million for the nine months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$5,155	$5,206	$(51)	-1.0%
NOI	2,936	2,820	116	4.1%
Average Occupancy Rate for period	72.8%	62.1%		17.2%

Revenues in our Industrial Segment were relatively flat for the nine months ended September 30, 2011 compared to the same period in 2010.  This increase in average occupancy rate did not lead to an increase in revenue due to certain incentives given in connection with new leasing activity during the 2011 period.

NOI in our Industrial Segment increased by approximately $0.1 million for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of slightly lower operating expenses in the 2011 period.

Hotel Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$10,267	$2,218	$8,049	362.9%
NOI	1,518	842	676	80.3%
Average Occupancy Rate for period	63.9%	71.4%		-10.5%
Rev PAR	$36.31	$27.92	$8.39	30.1%

The revenues in our Hotel Hospitality Segment increased by approximately $8.0 million for the nine months ended September 30, 2011 compared to the same period in 2010.  The increase for the 2011 period reflects rental revenues and other service income of approximately $3.3 million and $4.5 million, respectively, attributable to the CP Boston Property.  Other service income consists of revenues of $2.4 million, $1.9 million and $0.2 million from food and beverage services, water park admissions and arcade income, respectively.  The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.7 million for the nine months ended September 30, 2011 compared to the same period in 2010.  This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $7.3 million during the 2011 period. The increase in operating expenses consists of (i) property operating expenses of $6.9 million, (ii) real estate taxes of $0.2 million and ((iii) general and administrative costs of $0.2 million attributable to the CP Boston Property.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and proceeds from our distribution reinvestment plan and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $207.0 million of outstanding mortgage debt and a margin loan of $1.0 million. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2011, our total borrowings of $208.0 million represented 72% of net assets.

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

Any future properties that we may acquire may be funded through a combination of borrowings, proceeds generated from the sale of our marketable securities, available for sale, and proceeds received from the disposition of certain of our retail assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We may also obtain lines of credit to be used to acquire properties or real estate-related assets. These lines of credit will be at prevailing market terms and will be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Acquisition fees	$80	$-	$702	$-
Asset management fees	508	1,220	1,444	4,071
Acquisition expenses reimbursed to Advisor	-	-	242	-
Property management fees	335	281	971	1,140
Development fees and leasing commissions	131	14	564	207
Total	$1,054	$1,515	$3,923	$5,418

As of September 30, 2011, we had approximately $9.1 million of cash and cash equivalents on hand and $114.3 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash flows provided by operating activities	$11,761	$6,615
Cash flows used in/(provided by ) investing activities	(12,775)	53,766
Cash flows used in financing activities	(14,225)	(30,852)
Net change in cash and cash equivalents	(15,239)	29,529

Cash and cash equivalents, beginning of the period	24,318	17,077
Cash and cash equivalents, end of the period	$9,079	$46,606

Our principal sources of cash flow are derived from the operation of our rental properties as well as proceeds from the sale of marketable securities, loan proceeds and distributions received from affiliates. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv)leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vii) debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the disposition of properties or interests in properties, (iii) the issuance of equity and debt securities and (iv) the placement of mortgage loans or other indebtedness.

Operating activities

Net cash flows provided by operating activities of $11.8 million for the nine months ended September 30, 2011 consists of the following:

•	Cash inflows of approximately $10.2 million from our net loss after adjustment for non-cash items and discontinued operations; and

•	cash inflows of approximately $1.6 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $12.8 million the nine months ended September 30, 2011 consists primarily of the following:

•	purchases of investments of in investment property, mortgages and joint ventures of approximately $66.6 million;

•	proceeds from the sale of marketable securities of $148.4 million and the purchase of $95.2 million of marketable securities;

Financing activities

The net cash used by financing activities of approximately $14.2 million for the nine months ended September 30, 2011 is primarily related to the following:

•	distributions to our common shareholders of $11.0 million and common share redemptions of $4.5 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $5.4 million and contributions from our noncontrolling interests of $9.1 million;

•	debt principal payments $2.0 million; and

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and it is currently expected that approximately $13.0 million of additional renovations and improvements will be funded by the owners of CP Boston Joint Venture over the next 18 months.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2011.

Contractual Obligations	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Mortgage Payable 1	$6,845	$23,148	$2,519	$28,958	$6,773	$138,725	$206,968
Interest Payments2	2,792	10,674	10,313	10,161	8,562	6,868	49,370

Total Contractual Obligations	$9,637	$33,822	$12,832	$39,119	$15,335	$145,593	$256,338

1)
These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements.  All variable rate debt agreements are based on the one-month rate.  For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of September 30, 2011 was used.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company currently is in compliance with all of its debt covenants or has obtained waivers from their lenders, with the exception of certain debt service coverage ratios during 2 quarters in 2010 and the first 3 quarters of 2011 on the debt associated with the Gulf Coast Industrial Portfolio.

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

In addition to the mortgage payable described above, in February 2011, we used a margin loan that is available from a financial institution that holds custody of certain of our marketable securities.  The margin loan is collateralized by the marketable securities in the Company’s account.  The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  The amount outstanding under this margin loan is $1.0 million at September 30, 2011 and is due on demand. The margin loan bears interest at libor + 0.85%.

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

Below is a reconciliation of net income/(loss) to FFO and MFFO for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income/(loss)	$7,978	$133,625	$(617)	$142,270
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,147	1,881	6,264	4,680
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	757	6,141	2,188	24,582
Adjustments to equity in earnings from unconsolidated entities, net	(871)	-	(1,135)	-
Gain on disposal of investment property	-	-	-	(70)
Gain on disposal of investment property of unconsolidated affiliated real estate entities	-	-	-	(4)
Gain on disposal of unconsolidated affiliated real estate entities	(2,824)	(142,780)	(2,824)	(142,780)
Discontinued operations:
Depreciation and amortization of real estate assets	-	41	-	326
Loss on disposal of investment property	-	-	-	300
FFO	7,187	(1,092)	3,876	29,304
MFFO adjustments:
Noncash adjustments:
Amortization of above and below market leases(1)	(137)	(93)	(279)	(196)
Impairment loss on long-lived assets	-	-	-	1,193
Gain on debt extinguishment	-	-	-	(17,170)
Straight-line rent adjustment(2)	132	(669)	(486)	(2,128)
Mark to market adjustment on derivative financial instruments	(2,552)	-	4,782	-
Amortization of discount on debt investment	(473)	-	(871)	-
Gain/(loss) on sale of marketable securities	(65)	-	2,929	(67)
Total non cash adjustments	(3,095)	(762)	6,075	(18,368)
Other adjustments:
Acquisition and other transaction related costs	184	10,471	3,148	12,227
MFFO	$4,276	$8,617	$13,099	$23,163

Net income/(loss)	$7,978	$133,625	$(617)	$142,270
Less: income attributable to noncontrolling interests	(485)	(2,064)	(132)	(2,191)
Net income/(loss) applicable to company's common shares	$7,493	$131,561	$(749)	$140,079
Net income/(loss) per common share, basic and diluted	$0.24	$4.13	$(0.02)	$4.41

FFO	$7,187	$(1,092)	$3,876	$29,304
Less: FFO attributable to noncontrolling interests	(264)	17	19	(457)
FFO attributable to company's common shares	$6,923	$(1,075)	$3,895	$28,847
FFO per common share, basic and diluted	$0.22	$(0.03)	$0.12	$0.91

MFFO	$4,276	$8,617	$13,099	$23,163
Less: MFFO attributable to noncontrolling interests	(153)	(133)	(407)	(359)
MFFO attributable to company's common shares	$4,123	$8,484	$12,692	$22,804

Weighted average number of common shares outstanding, basic and diluted	31,726	31,818	31,682	31,758

Notes:
1)	Amortization of above and below market leases includes amortization for wholly owned subsidiaries in continuing operations as well as amortization from unconsolidated entities.

2)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations as well as straight-line rent from unconsolidated entities.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
September 30, 2011

FFO	$1,316
Distributions	$79,287

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations for the three and nine months ended September 30, 2011.

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Distribution period:		Q3 2011	Q2 2011	Q1 2011

Date(s) distribution declared		August 12, 2011	May 13, 2011	March 4, 2011

Date(s) distribution paid		October 14, 2011	July 15, 2011	April 15, 2011

Distributions :
Paid in cash	$11,087	$3,767	$3,666	$3,654
Dividend Reinvestment Plan ("DRIP")	5,516	1,835	1,857	1,824
Total Distributions	$16,603	$5,602	$5,523	$5,478

Source of distributions
Cash flows provided by operations	$11,762	$4,136	$5,266	$2,360
Procceds from investment in affiliates and excess cash	(675)	(369)	(1,600)	1,294
Proceeds from issuance of common stock through DRIP	5,516	1,835	1,857	1,824
Total Sources	$16,603	$5,602	$5,523	$5,478

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and nine months ended September 30, 2010.

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Distribution period:		Q3 2010	Q2 2010	Q1 2010

Date(s) distribution declared		September 16, 2010	July 28, 2010 and August 30, 2010	March 2, 2010

Date(s) distribution paid		October 29, 2010	August 6, 2010 and October 15, 2010	March 30, 2010

Distributions Paid	$13,473	$3,744	$6,237	$3,492
Distributions Reinvested	4,008	1,877	-	2,131
Total Distributions	$17,481	$5,621	$6,237	$5,623

Source of distributions
Cash flows provided by operations	$6,615	$5,452	$(75)	$1,238
Procceds from investment in affiliates and excess cash	6,858	(1,708)	6,312	2,254
Proceeds from issuance of common stock through distribution reinvestment program	4,008	1,877	-	2,131
Total Sources	$17,481	$5,621	$6,237	$5,623

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under out DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of September 30, 2011, our net tangible book value per share was $8.41. The offering price of shares under our DRIP at September 30, 2011 was $9.50.

Our offering price under out DRIP was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2011 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2011, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of September 30, 2011, we held various marketable securities with a fair value of approximately $114.3 million, which are available for sale for general investment return purposes and an additional $40.2 million of restricted marketable securities.  We regularly review the market prices of these investments for impairment purposes.  In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of September 30, 2011, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $15.4 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of September 30, 2011:

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$6,845	$23,148	$2,519	$28,958	$6,773	$138,725	$206,968	$214,735

Marco OP Units Collar:

Notional Amount	527,803	Units						$(1,695)
Average Cap (Highest)	$109.95
Average Floor (Lowest)	$90.32

As of September 30, 2011, approximately $32.4 million, or 16%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates.  Approximately $11.4 million of our total outstanding variable-rate indebtedness was subject to a floor rate of between 5.85% and 6.75% as of September 30, 2011.  Based on rates as of September 30, 2011, a 1% adverse movement (increase in LIBOR) would increase our annual interest expense by approximately $0.3 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments. The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$207.0	$214.7	$195.5	$197.6

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2011, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)