Form 10-K
period 2011-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2012-03-30
CIK 1296884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the common shares held by non-affiliates of the registrant was $316.3 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. On March 9, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.65 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of December 31, 2011. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” As of March 15, 2012, there were 29.8 million shares of common stock held by non-affiliates of the registrant.

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

We are structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), we as the general partner, held a 98.4% interest as of December 31, 2011 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership). We are managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors and its Chief Executive Officer.

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

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment, Hospitality Segment and Unallocated Segment. The Unallocated Segment includes our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2011, on a collective basis, we (i) wholly owned 6 retail properties containing a total of approximately 1.3 million square feet of retail space, 15 industrial properties containing a total of approximately 0.9 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 291 rooms and (ii) owned interests in 1 office property containing a total of approximately 1.1 million square feet of office space, 1 hotel hospitality property containing a total of 364 rooms and 2 development outlet center retail projects currently under construction. All of the properties are located within the United States. As of December 31, 2011, the retail properties, the industrial properties, the multi-family residential properties and the office property were 86%, 81%, 93% and 81% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room was $39 and occupancy was 61% for the year ended December 31, 2011.

Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to

Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which includes 18 operating outlet center properties, Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”), and (iii) 36.8% aggregate interests in its investment in Mill Run, which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for us to retain the St. Augustine Outlet center and our 40.0% aggregate interests in both GPH and LVH. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

On August 30, 2010, the POAC/Mill Run Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both GPH and LVH, which were retained.

In connection with the POAC/Mill Run Transaction, we recognized a gain on disposition of approximately $142.7 million (consisting of $142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment. During the third quarter of 2011, we recognized an additional $2.8 million of gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items. As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011.

Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, has an aggregate 40.0% interest in GPH and LVH, which holds ownership interests in various entities, including entities that are developing two outlet centers located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center”). The Grand Prairie Outlet Center, which will consist of approximately 418,000 square feet of Gross Leasable Area (“GLA”), is currently under construction and expected to open during the third quarter of 2012. The Livermore Valley Outlet Center, which will consist of approximately 511,000 square feet of GLA, is currently under construction and expected to open in the fourth quarter of 2012. The Company accounts for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) own the remaining 60% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into definitive agreement (the “2011 Contribution Agreement”) with Simon OP, Simon Inc. and Marco II LP Units, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon” with respect to the 2011 Contribution Agreement) providing for the immediate disposition of 50.0% of their interests in the Grand Prairie Outlet Center and the Livermore Outlet Center, respectively. The transactions contemplated by the 2011 Contribution Agreement are referred to herein as the “Outlet Centers Transaction”. Additionally, on December 9, 2011, certain joint venture agreements (collectively, the “Outlet Center JV Agreements”) were amended and restated with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center.

On December 9, 2011, the Outlet Centers Transaction closed pursuant to which Holdings Entities disposed of 50.0% of their interests in investments in the Grand Prairie Outlet Center and the Livermore Valley Outlet Center.

In connection with the Outlet Centers Transaction, GPH and LVH recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because we account for our interests in GPH and LVH under the equity method of accounting, we recognized our pro rata share of the combined gain, or approximately $25.3 million, in our consolidated statements of operations during the fourth quarter of 2011.

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

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run and an aggregate 40.00% membership interest in POAC. These membership interests in Mill Run and POAC were subsequently disposed of during 2010; however the Common Units and Series A Preferred Units remain outstanding as of December 31, 2011.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with another party. Since inception, we have completed the following significant acquisitions and investments:

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

2007 Activity:

The Company (i) acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York, (ii) purchased a land parcel in Lake Jackson, Texas, on which it subsequently completed the development of a retail power center (“Brazos Crossing Power Center”) in the first quarter of 2008, (iii) purchased an 8.5-acre parcel of undeveloped land, including certain development rights, of which a portion was used in connection with the expansion of the adjacent St. Augustine Outlet Center, (iv) purchased a portfolio of industrial and office properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (5 industrial and 2 office properties), Baton Rouge, Louisiana (3 industrial properties) and San Antonio, Texas (4 industrial properties), (v) purchased five apartment communities (collectively, the “Camden Multi-Family Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), (vi) purchased two hotels (collectively, the “Houston Extended Stay Hotels”) located in Houston, Texas and (vii) purchased an industrial building (“Sarasota”) located in Sarasota, Florida. During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) within the Camden Multi-Family Properties were disposed through foreclosure transactions.

2008 Activity:

The Company (i) made a preferred equity contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”) and (ii) acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida. During 2010, we received our final redemption payments from Park Avenue and therefore, we no longer have an investment in Park Avenue.

2009 Activity:

On March 30, 2009, the Company acquired a 25.0% ownership interest in POAC, which had a portfolio of 18 retail outlet malls and two development projects located in 15 different states across the United States. On August 25, 2009, the Company acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.0% ownership interest in POAC. The Company disposed of its aggregate 36.8% and 40.0% ownership interests in Mill Run and POAC, respectively, on August 30, 2010.

2010 Activity:

In December 2010, the Company acquired a grocery store-anchored retail property (“Everson Pointe”) located in Snellville, Georgia.

2011 Activity:

The Company (i) was given an option to acquire a membership interest of up to 10.0% in A.S. Holdings LLC, a wholly owned entity of Mr. Lichtenstein, which owns Festival Bay Mall, a retail property located in Orlando, Florida; (ii) acquired, through a joint venture partnership, an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts; (iii) acquired, through a joint venture partnership, a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York; (iv) acquired Crowes Crossing Shopping Center, (“Crowe’s Crossing”) a 94,000-square-foot retail center located in Stone Mountain, Georgia; (v) acquired The Plaza at DePaul, (the “DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri; (vi) acquired, through a joint venture partnership, a 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York; and (vii) acquired 2 mortgage loans, each secured by hotels located in East Brunswick and Parsippany, New Jersey, respectively.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors. Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.3 million square feet of industrial space, 4 hotels and 4.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 20 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 450 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a program with similar investment objectives as ours.

Acquired properties and development activities may be managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

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

We have not and do not intend to make significant investments in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2011, our total borrowings represented 86% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $224.3 million in outstanding long-term obligations as of December 31, 2011.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2011, we have paid aggregate distributions in the amount of $85.2 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total distributions declared during the years ended December 31, 2011, 2010 and 2009 were $22.2 million, $23.1 million and $27.3 million, respectively.

On March 30, 2012, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 13, 2012.

Distribution Reinvestment, Share Repurchase Program and Tender Offer

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed approximately 0.6 million common shares or

69% of redemption requests received during the period, at an average price per share of $9.10 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

We commenced a tender offer on October 3, 2011, pursuant to which we offered to acquire up to 2.0 million shares of our common stock (the “Shares”) from the holders (“Holders”) of the Shares at a purchase price equal to $9.80 per Share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “Offer”).

On December 19, 2011, we completed the Offer repurchasing from the Holders 2.0 million Shares for approximately $20 million. The Offer expired at 12:00 Midnight, Eastern Standard Time, on December 1, 2011 and all payments for the Shares repurchased were distributed to the Holders. A total of 10.0 million Shares were properly tendered and not withdrawn prior to the Offer’s expiration and, in accordance with the proration provisions applicable to the Offer, 2.0 million Shares were repurchased by the Company.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2011 and 2010, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is 1-866-792-8700. Our web site is www.iconinvestments.com/securities/lightstone.

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

Our Board of Directors determined the current net asset value of the common stock at $10.65 per share. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, higher unemployment, less consumer spending and a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced the demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of some of our properties has declined resulting in impairment charges during the year ended December 31, 2011, 2010 and 2009 and these values may decline further if the current market conditions persist or worsen. In addition, for three of our multifamily properties which were impaired during 2009, we stopped future debt service payments on the respective mortgage loans, as we had determined that such debt service payments would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these three loans. Foreclosure sales by the lender on all three of these properties were completed during the year ended December 31, 2010.

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

If the tenants that lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs for properties we invest in, which would adversely affect funds available for future acquisitions or cash available for distributions. If we lease properties on a triple-net basis, we run the risk of tenant default or downgrade in the tenant’s credit, which could lead to default and foreclosure on the underlying property.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2011, our total borrowings represented 86% of net assets.

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

In connection with our qualification as a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Generally, under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the price of our common stock.

Further, while Revenue Procedure 2010-12 generally applies only to taxable dividends payable in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of December 31, 2011	Annualized Revenues based on rents at December 31, 2011	Annualized Revenues per square foot December 31, 2011
Wholly Owned Real Estate Properties:
Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	82.8%	$3.9 million	$14.38
Oakview Plaza	Omaha, NE	1999 – 2005	177,103	91.4%	$2.3 million	$14.36
Brazos Crossing Power Center	Lake Jackson, TX	2007 – 2008	61,213	100.0%	$0.8 million	$12.58
Crowe's Crossing	Stone Mountain, GA	1986	93,728	77.0%	$0.6 million	$8.83
DePaul Plaza	Bridgeton, MO	1985	187,090	86.4%	$1.8 million	$11.03
Everson Pointe	Snellville, GA	1999	81,428	89.1%	$0.8 million	$11.02
		Retail Total	930,808	86.2%
Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980 – 2000	339,700	75.5%	$2.8 million	$10.98
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982 – 1986	484,364	70.1%	$1.6 million	$4.68
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985 – 1987	182,792	91.2%	$1.1 million	$6.56
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.5 million	$1.70
		Industrial Total	1,287,098	81.0%

Multi-Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of December 31, 2011	Annualized Revenues based on rents at December 31, 2011	Annualized Revenues per unit December 31, 2011
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965 – 1972	1,017	91.6%	$7.4 million	$7,895
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984 – 1985	568	95.2%	$3.8 million	$6,946
		Residential Total	1,585	92.9%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended December 31, 2011	Revenue per Available Room through December 31, 2011
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	106,215	74.3%	$30.41
CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	104,153	47.3%	$43.50
		Hospitality Total	210,368	60.9%

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2011	Annualized Revenues based on rents at December 31, 2011	Annualized Revenues per square foot December 31, 2011
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	80.9%	$35.8 million	$39.69

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2011 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President —  Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

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

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust II, Inc. and us seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. On February 8, 2012, the court granted Defendant’s Motion to Dismiss on all counts.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned legal proceedings is remote. No provision for loss has been recorded in connection therewith.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2012, we had approximately 29.8 million common shares outstanding, held by a total of 7,527 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its initial public offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

On December 19, 2011 we completed a tender offer repurchasing from our shareholders approximately 2.0 million shares of our common stock at a price of $9.80 per share, or an aggregate amount of approximately $20 million. Approximately 10.0 million shares of common stock were properly tendered and not withdrawn prior to the tender offer’s expiration and, in accordance with the proration provisions applicable to the tender offer, approximately 2.0 million shares were repurchased.

On March 9, 2012, the Board of Directors of the Company determined and approved an estimated net asset value of $322.0 million and resulting estimated net asset value per share of common stock of the Company (“common stock”) of $10.65, each as of December 31, 2011. Additionally, the Company believes there have been no material changes between December 31, 2011 and the date of this filing to the net values of the Company’s assets and liabilities that existed as of December 31, 2011. In connection with such determination, the Company also engaged an independent third party valuation firm to perform a review of our estimated values of assets and liabilities as of December 31, 2011. The third party valuation firm independently estimated a range of values for our assets and liabilities as of December 31, 2011 and confirmed that the Company’s estimated net asset value was reasonable and within the valuation firm’s estimated range.

The table below (amounts in thousands, except per share amounts) provides a summary of the key components of the Company’s estimated net asset value as of December 31, 2011:

Net Assets:
Real Estate Properties
Consolidated operating properties(1)	$270,519
Consolidated development project(1)	17,350
Investment in unconsolidated operating property	3,038
Investment in unconsolidated development projects	56,023
Total real estate properties		$346,930
Non-Real Estate Assets
Cash and cash equivalents	31,525
Marketable equity securities(1)	101,928
Restricted escrows(1)	30,168
Restricted marketable equity securities(1)	45,897
Mortgage notes receivable(1)	29,440
Other assets	10,415
Total Non-Real Estate Assets		249,373
Total Assets		596,303
Liabilities:
Mortgage debt(1)	(220,895)
Margin loan	(20,400)
Other liabilities	(26,209)
Total Liabilities		(267,504)
Non-controlling Interests		(6,820)
Net Asset Value		$321,979
Diluted Shares of Common Stock Outstanding(2)		30,244
Net Asset Value per Share of Common Stock		$10.65

Notes:

(1)	Amounts adjusted for non-controlling interests.
(2)	Includes 0.5 million shares of common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Methodology

The Company’s goal in calculating an estimated net asset value and resulting value per common share is to arrive at values that are reasonable and supportable using what the Company deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used to value the Company’s assets and liabilities by key component:

Real Estate Properties:  The Company has consolidated and unconsolidated investments in real estate properties comprised of operating properties and development projects.

Our real estate assets were valued using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of each property’s net operating income, discounted cash flow models and/or comparison with sales of similar properties. Primary emphasis was based on the discounted cash flow models, with the other approaches used to confirm the reasonableness of the value conclusion.

As of December 31, 2011, the value of our investments in consolidated operating properties, excluding Crowes Crossing, DePaul Plaza and CP Boston, was $231.2 million which equates to a 7.5% capitalization rate based on their combined historical net operating income for the year ended December 31, 2011.

Crowes Crossing, a retail property which was acquired on October 18, 2011, was valued at its total acquisition cost of $7.5 million, which equates to a 7.7% capitalization rate based on its 2012 budgeted net operating income. DePaul Plaza, a retail property which was acquired on November 22, 2011, was valued at its total acquisition cost of $19.8 million, which equates to a 7.2% capitalization rate based on its 2012 budgeted net operating income. Our 80% ownership interest in CP Boston, a hospitality property which was acquired on March 21, 2011, was valued at $12.0 million based on the lowest of several unsolicited offers received in late 2011, which also equates to a 10.4% capitalization rate based on 2012 budgeted net operating income. The value of our 75% ownership interest in 50-01 2nd Street, a residential development project, was valued at $17.3 million representing a 6.5% capitalization rate based on projected net operating income upon stabilization and has been reduced by our proportionate share of its expected mortgage indebtedness and discounted at a rate of 20%.

Our investment in unconsolidated operating property consists of our 49% ownership interest in 1407 Broadway, an office building. The value of our investment in 1407 Broadway represents a 4.5% capitalization rate based on its historical net operating income for the year ended December 31, 2011 and has been reduced by our proportionate share of its outstanding mortgage indebtedness. 1407 Broadway is subject to a leasehold interest and therefore, our valuation is based on a holding period equivalent to the remaining term which was 37 years as of December 31, 2011.

Our investment in unconsolidated development projects represents our ownership interests in outlet center projects located in Grand Prairie, Texas and Livermore, California. The value of our investment in development projects represents a 7.0% capitalization rate based on projected net operating income upon stabilization and has been reduced by our proportionate share of their expected mortgage indebtedness and discounted at rates ranging from 8% to 20%.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the Company’s operating properties:

Weighted-Average Basis
Exit capitalization rate	8.9%
Discount rate	10.1%
Annual market rent growth rate	2.0%
Annual net operating income growth rate	2.4%
Holding period (years)	5.0

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the Company’s development properties:

Weighted-Average Basis
Exit capitalization rate	6.9%
Discount rate	12.8%
Holding period (years)	2.4

While the Company believes that its assumptions are reasonable, a change in these assumptions would impact the calculations of the estimated value of our real estate properties. Assuming all other factors remain unchanged, a decrease to the exit capitalization rates of 25 basis points would increase the value of our real estate properties by $13.3 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our real estate properties by $12.1 million. Similarly, a decrease to the discount rates of 25 basis points would increase the value of our real estate properties by $3.5 million and an increase in the discount rates of 25 basis points would decrease the value of our real estate properties by $3.4 million.

With respect to its investments in real estate properties as of December 31, 2011, the Company had invested approximately $356.0 million, including certain acquisition fees and expenses. As of December 31, 2011, the estimated value of the Company’s investments in real estate properties using the valuation methods described above was $346.9 million. The total real estate fair value as of December 31, 2011 compared to the original acquisition price plus subsequent capital improvements to date, results in an overall decrease in the real estate value of approximately 2.5%.

Cash and Cash Equivalents:  The estimated value of the Company’s cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable Securities:  The estimated values of our marketable securities are primarily based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted Escrows:  The estimated value of the Company’s restricted escrows approximate their carrying values due to their short maturities.

Restricted Marketable Equity Securities:  The estimated values of our restricted marketable securities are primarily based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Other Assets:  Other assets consists of (i) tenant accounts receivable, net of $2.5 million, (ii) interest receivable from related parties of $2.3 million and (iii) prepaid expenses and other assets of $5.6 million. The carrying values of these balances were considered to equal their fair value due to their short maturities. Certain other balances, primarily intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in the valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Receivable:  The estimated value of the Company’s mortgage notes receivable approximate their carrying values based upon current market information that would have been used by a market participant to estimate the fair value of such loans.

Mortgage Debt:  The estimated value of the Company’s mortgage debt approximates its carrying value. The estimated value of our debt instruments were estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

Margin Loan:  The estimated value of the Company’s margin loan approximates its carrying value because of its short maturity.

Other Liabilities:  Other liabilities consists of (i) accounts payable and accrued expenses of $17.7 million, (ii) distributions payable on common shares and units of $5.7 million and (iii) other liabilities of $2.9 million. The carrying values of these balances were considered to equal their fair value due to their short maturities. Certain other balances, primarily intangibles, loans due to affiliates and deferred gain on disposition have been eliminated for the purpose of the valuation because those items are already considered in the valuation of the respective investments in real estate properties or financial instruments.

Non-controlling Interests:  Non-controlling interests consists of Series A preferred limited partnership units in the Operating Partnership (“Series A Preferred Units”) at their liquidation preference of $93.6 million plus accrued distributions on Series A Preferred Units, common units and subordinated profits interests in our Operating Partnership aggregating $1.6 million less notes receivable due from non-controlling interests of $88.5 million, which are secured by the Series A Preferred Units.

Limitations of Estimated Value per Share of Common Stock

This valuation was performed so the Company could provide the relevant information and valuations to broker-dealers to enable them to include a valuation per share of common stock in their customer account statements pursuant to NASD Rule 2340. The current fair value of the shares of common stock may be higher or lower than the valuation. There currently is no public market for the shares of common stock and the Company does not expect one to develop. The Company currently has no plans to list its shares of common stock on a national securities exchange or over-the-counter market, or to include its shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of the shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a common shareholder to liquidate an investment in shares of common stock. During the period January 1, 2009 through December 31, 2011, the Company has purchased shares of common stock through our share redemption program and pursuant to an issuer tender offer dated October 3, 2011. In addition, the Company has issued shares of common stock through our distribution reinvestment program.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of common stock. Accordingly, with respect to the estimated value per share of common stock, the Company can give no assurance that:

•	a shareholder would be able to resell his or her shares of common stock at this estimated value;
•	a shareholder would ultimately realize distributions per share of common stock equal to the Company’s estimated value per share of common stock upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;
•	the Company’s shares of common stock would trade at the estimated value per share of common stock on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the Company’s estimated value per share of common stock; or
•	the methodology used to estimate the Company’s value per share of common stock would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share of common stock as of December 31, 2011 is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of diluted shares of common stock outstanding, all as of December 31, 2011. The value of the shares of common stock will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated value per share of common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The Company currently plans to update the estimated value per share of common stock on an annual basis, but is not required to update the estimated value per share of common stock more frequently than every 18 months.

Dividend Reinvestment Program

Our distribution reinvestment program provides our shareholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our shareholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. On March 9, 2012, in conjunction with our estimate of the value of a share of our common stock as of December 31, 2011 for purposes of ERISA, our Board of Directors confirmed the purchase price under our distribution reinvestment program as $10.12 per common share, which is a 5% discount to the estimated value per share of common stock of $10.65 as of December 31, 2011. Under our distribution reinvestment program, a shareholder may acquire, from time to time, additional shares of our common stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

However, our Board of Directors reserves the right to terminate the program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all shareholders.

Share Redemption Program

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

The prices at which stockholders who have held shares for the required one-year period may sell shares back to us at the lesser of (i) the share price as determined by our Board of Directors or (ii) the purchase price per share if purchased at a reduced price. As of December 31, 2011, the share price determined by our Board of Directors for the share redemption program is $9.50 per share.

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

Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed 0.6 million common shares or 69% of redemption requests received during the period.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2011, we have paid aggregate distribution in the amount of $85.2 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the years ended December 31, 2011, 2010 and 2009 were $22.2 million, $23.1 million and $27.3 million, respectively.

On March 30, 2012, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 13, 2012.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by/(used in) operations for the years ended December 31, 2011 and 2010.

	2011
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Distribution period	2011 Year	Q4 2011	Q3 2011	Q2 2011	Q1 2011
Date distribution declared		November 11, 2011	August 12, 2011	May 13, 2011	March 4, 2011
Date distribution paid		January 13, 2012	October 14, 2011	July 15, 2011	April 15, 2011
Distribution Paid	$14,816	$3,730	$3,766	$3,666	$3,654
Distribution Reinvested	$7,344	1,827	1,836	1,857	1,824
Total Distribution	$22,160	$5,557	$5,602	$5,523	$5,478
Source of distributions
Cash flows provided by/(used in) operations	$12,700	$939	$4,135	$5,266	$2,360
Proceeds from investment in affiliates and excess cash	2,116	2,791	(369)	(1,600)	1,294
Proceeds from issuance of common stock through distribution reinvestment program	7,344	1,827	1,836	1,857	1,824
Total Sources	$22,160	$5,557	$5,602	$5,523	$5,478

	2010
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Distribution period	2010 Year	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Date distribution declared		November 15, 2010	September 16, 2010	July 28 and August 30, 2010	March 2, 2010
Date distribution paid		January 14, 2011	October 29, 2010	August 6 and October 15, 2010	March 30, 2010
Distribution Paid	$17,186	$3,713	$3,744	$6,237	$3,492
Distribution Reinvested	$5,900	1,892	1,877	—	2,131
Total Distribution	$23,086	$5,605	$5,621	$6,237	$5,623
Source of distributions
Cash flows provided by/(used in) operations	$6,815	$200	$5,452	$(75)	$1,238
Proceeds from investment in affiliates and excess cash	10,371	3,513	(1,708)	6,312	2,254
Proceeds from issuance of common stock through distribution reinvestment program	5,900	1,892	1,877	—	2,131
Total Sources	$23,086	$5,605	$5,621	$6,237	$5,623

The cash flows provided/(used in) operations include an adjustment to remove the income from investments in unconsolidated affiliated real estate entities as any cash distributions from these investments are recorded through cash flows from investing activities.

On March 30, 2012, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 13, 2012.

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

(In Thousands, Except Per Share Amounts)	2011	2010	2009	2008	2007
Operating Data:
Revenues	$45,371	$32,393	$33,856	$33,605	$24,931
Gain on disposition of unconsolidated affiliated real estate entities	28,109	142,693	—	—	—
Loss from investments in affiliated real estate entities	(184)	(12,096)	(10,311)	(3,357)	(7,268)
Net income/(loss) from continuing operations	8,109	122,879	(34,000)	(26,144)	(9,220)
Net income/(loss) from discontinued operations	—	19,062	(32,104)	(2,081)	(22)
Net income/(loss)	8,109	141,941	(66,104)	(28,225)	(9,242)
Less: net (income)/loss attributable to noncontrolling interest	(2,509)	(12,010)	909	85	—
Net income/(loss) applicable to Company's common share	$5,600	$129,931	$(65,195)	$(28,140)	$(9,242)
Basic and diluted net income/(loss) per Company's common share
Continuing operations	$0.18	$3.49	$(1.06)	$(1.15)	$(1.00)
Discontinued operations	—	0.60	(1.02)	(0.09)	(0.01)
Basic and diluted income/(loss) per Company's common shares	$0.18	$4.09	$(2.08)	$(1.24)	$(1.01)
Distributions declared for Company's common shares(1)	$22,160	$23,086	$27,335	$9,912	$7,125
Weighted average common shares outstanding – basic and diluted	31,648	31,755	31,277	22,658	9,195
Balance Sheet Data:
Total assets	$564,356	$517,458	$429,564	$501,649	$369,701
Long-term obligations	224,270	195,523	193,032	195,242	186,191
Liabilities disposed of	—	—	52,795	52,626	52,315
Company's stockholder's equity	228,689	244,031	131,702	214,513	100,112
Other financial data:
Funds from operations (FFO) attributable to Company's common shares(1)	$(2,338)	$32,420	$16,338	$(7,000)	$4,866

(1)	For more information about Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, please see “Funds from Operations and Modified Funds from Operations.”

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2011, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2012 for our commercial as well as multi-family residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multi-family residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

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

Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which includes 18 operating outlet center properties, Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”), and (iii) 36.8% aggregate interests in its investment in Mill Run, which includes 2 operating outlet center properties. The terms of the Contribution Agreement were subsequently amended on June 28, 2010 providing for us to retain the St. Augustine Outlet center and our 40.0% aggregate interests in both GPH and LVH. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

On August 30, 2010, the POAC/Mill Run Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both GPH and LVH, which were retained.

In connection with the POAC/Mill Run Transaction, we recognized a gain on disposition of approximately $142.7 million (consisting of $142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment. During the third quarter of 2011, we recognized an additional $2.8 million of gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items. As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011.

Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, has an aggregate 40.0% interest in GPH and LVH, which holds ownership interests in various entities, including entities that are developing two outlet centers located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center”). The Grand Prairie Outlet Center, which will consist of approximately 418,000 square feet of GLA, is currently under construction and expected to open during the third quarter of 2012. The Livermore Valley Outlet Center, which will consist of approximately 511,000 square feet of GLA, is currently under construction and expected to open in the fourth quarter of 2012. The Company accounts for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) own the remaining 60% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into definitive agreement (the “2011 Contribution Agreement”) with Simon OP, Simon Inc. and Marco II LP Units, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon” with respect to the 2011 Contribution Agreement) providing for the immediate disposition of 50.0% of their interests in the Grand Prairie Outlet Center and the Livermore Outlet Center, respectively. The transactions contemplated by the 2011 Contribution Agreement are referred to herein as the “Outlet Centers Transaction”. Additionally, on December 9, 2011, certain joint venture agreements (collectively, the “Outlet Center JV Agreements”) were amended and restated with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center.

On December 9, 2011, the Outlet Centers Transaction closed pursuant to which Holdings Entities disposed of 50.0% of their interests in investments in the Grand Prairie Outlet Center and the Livermore Valley Outlet Center.

In connection with the Outlet Centers Transaction, GPH and LVH recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because we account for our interests in GPH and LVH under the equity method of accounting, we recognized our pro rata share of the combined gain, or approximately $25.3 million, in our consolidated statements of operations during the fourth quarter of 2011.

Critical Accounting Estimates and Policies

General

Our consolidated financial statements, included in this annual report, include our accounts, the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition and Valuation of Related Receivables.

Our revenue, which is comprised largely of rental income, includes rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which has an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decreases our total assets and stockholders’ equity. Revenues from the operations of the hotel are recognized when the services are provided. Other service income consists of revenues from food and beverage services, water park admissions and arcade income and is recognized when earned.

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

We allocate the purchase price of an acquired property to tangible assets based on the estimated fair values of those tangible assets assuming the building was vacant. We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including consideration of any bargain renewal periods. We amortize capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate or below-market renewal periods in the respective leases.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2011 and 2010, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities. For the year ended December 31, 2011, the tax provision recorded related to TRSs was approximately $23 and is included in other income, net in the consolidated statement of operations. For the years ended December 31, 2010 and 2009, there was no tax provision recorded.

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

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $13.0 million to $45.4 million for the year ended December 31, 2011 compared to $32.4 million for the same period in 2010. The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $11.2 million, (ii) Retail Segment of $1.1 million and (iii) Multi-Family Residential Segment of $0.6 million. Revenues in our Industrial Segment remained relatively flat. See “Segment Results of Operations for the Year Ended December 31, 2011 compared to December 31, 2010” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $10.0 million to $22.1 million for the year ended December 31, 2011 compared to $12.1 million for the same period in 2010. The increase is primarily attributable to property operating expenses of approximately $9.6 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.2 million on Everson Pointe, which was acquired on December 17, 2010.

Real estate taxes

Real estate taxes increased to $3.8 million for the year ended December 31, 2011 compared to $3.4 million in the same period in 2010. The increase is primarily attributable to CP Boston Property which was acquired on March 21, 2011.

Loss on long-lived assets

Loss on long-lived assets increased by approximately $7.2 million to $8.3 million for the year ended December 31, 2011 compared to $1.1 million for the same period in 2010. The loss of long-lived assets of $8.3 million during the year ended December 31, 2011 primarily represents an impairment charge within our Industrial Segment of approximately $8.3 million recorded in connection with the Sealy C portfolio. The loss of long-lived assets of $1.1 million during the year ended December 31, 2010 primarily represents an impairment charge within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010.

General and administrative expenses

General and administrative increased by $0.5 million to $9.4 million for the year ended December 31, 2011 as compared to $8.9 million for the same period in 2010. This increase reflects higher acquisition fees and related costs in the 2011 period. partially offset by reduced asset management fees and audit fees in the 2011 period primarily resulting from the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 million in the 2011 period related to management’s decision to rebrand the CP Boston Property. There was no franchise cancellation fee in the 2010 period.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $1.8 million to $8.3 million for the year ended December 31, 2011 compared to $6.5 million during the same period in 2010. The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property plus the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

Mark to market adjustment on derivative financial instrument

During the year ended December 31, 2011, we recorded a $13.9 million negative mark to market adjustment on derivative financial instrument reflecting an increase of $11.4 million compared to the same period in 2010. This decrease represents the change in the fair value of a collar entered into to protect the value of a portion of our Marco OP Units within a certain range.

Interest income

Interest income increased by approximately $10.4 million to $16.1 million for the year ended December 31, 2011 compared to $5.7 million for the same period in 2010. The increase is primarily attributable to the significant increase in our marketable equity securities during the 2011 period compared to the 2010 period. The increase also reflects approximately $1.4 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011 and approximately $2.4 million of dividend income related to our Marco OP Units.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.7 million to $12.3 million for the year ended December 31, 2011 compared to $11.6 million for the same period in 2010. The increase is primarily attributable to the debt associated with Everson Pointe.

Gain on disposition of investments in unconsolidated affiliated real estate entities

We recognized an aggregate gain on disposition of unconsolidated affiliated real estate entities of approximately $28.1 million in our consolidated statements of operations during the year ended December 31, 2011. The 2011 aggregate gain consists of (i) $2.8 million gain recognized in the third quarter with respect to the POAC/Mill Run Transaction and (ii) $25.3 million gain recognized in the fourth quarter with respect to the Outlet Centers Transaction. During 2010 we recognized a net gain on disposition of unconsolidated affiliated real estate entities of approximately $142.7 million in the consolidated statements of operations during the year ended December 31, 2010. The 2010 net gain consists of (i) $142.8 million gain recognized in the third quarter with respect to the POAC/Mill Run Transaction and (ii) $0.1 million loss recognized in the fourth quarter with respect to the POAC/Mill Run Transaction.

Gain/(loss) on sale of marketable securities

Loss on sale of marketable securities was approximately $3.1 million during the year ended December 31, 2011 compared to a $0.2 million loss for the same period in 2010 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Loss from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in POAC (which was disposed of on August 30, 2010), Mill Run (which was disposed of on August 30, 2010), 1407 Broadway, GPH and LVH. Our loss from investments in unconsolidated affiliated real estate entities decreased by approximately $11.9 million to $0.2 million for the year ended December 31, 2011 compared to $12.1 million during the same period in 2010. This decrease was primarily attributable to the disposition of our interests in POAC and Mill Run during the third quarter of 2010.

Noncontrolling interests

The net income allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners, (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture held by Lightstone Value Plus Real estate Investment Trust II, Inc (“REIT II”), (iv) the 10.0% interest in the Rego Park Joint Venture held by REIT II and (iv) the 25.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor.

Segment Results of Operations for the year ended December 31, 2011 versus the year ended December 31, 2010

Retail Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$12,027	$10,889	$1,138	10.5%
NOI	7,980	6,782	1,198	17.7%
Average Occupancy Rate for period	81.0%	86.3%		-5.3%

Revenues in our Retail Segment increased approximately $1.1 million for the year ended December 31, 2011 compared to same period in 2010. The revenues for the 2011 period reflect an increase of approximately $1.4 million attributable to Everson Pointe, DePaul Plaza and Crowes Crossing, partially offset by a decrease of approximately $0.3 million for the St. Augustine Outlet Center, which was primarily due to slightly lower average occupancy during the 2011 period.

NOI in our Retail Segment increased by approximately $1.2 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a slight decrease in operating expenses of approximately $0.1 million in the 2011.

Multi-family Residential Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$12,178	$11,592	$586	5.1%
NOI	5,269	4,776	493	10.3%
Average Occupancy Rate for period	92.9%	90.2%		2.7%

Revenues in our Multi-family Residential Segment increased by approximately $0.6 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

NOI in our Multi-family Residential Segment increased by approximately $0.5 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$7,017	$6,960	$57	0.8%
NOI	3,991	3,773	218	5.8%
Average Occupancy Rate for period	85.6%	61.8%		23.8%

Revenues in our Industrial Segment were relatively flat for the year ended December 31, 2011 compared to the same period in 2010. This increase in average occupancy rate did not lead to an increase in revenue due to certain incentives given in connection with new leasing activity during the 2011 period.

NOI in our Industrial Segment increased by approximately $0.2 million for the year ended December 31, 2011 compared to the same period in 2010 as a result of slightly lower operating expenses in the 2011 period.

Hotel Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$14,149	$2,952	$11,197	379.3%
NOI	1,969	1,111	858	77.2%
Average Occupancy Rate for period	60.9%	71.5%		-10.6%
Rev PAR	$38.57	$27.80	$10.77	38.7%

The revenues in our Hotel Hospitality Segment increased by approximately $11.2 million for the year ended December 31, 2011 compared to the same period in 2010. The increase for the 2011 period reflects rental revenues and other service income of approximately $4.5 million and $6.4 million, respectively, attributable to the CP Boston Property. Other service income consists of revenues of $3.5 million, $2.7 million and $0.2 million from food and beverage services, water park admissions and arcade income, respectively. The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.9 million for the year ended December 31, 2011 compared to the same period in 2010. This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $10.3 million during the 2011 period. The increase in operating expenses consists of property operating expenses of $9.6 million attributable to the CP Boston Property.

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

General and administrative expenses

General and administrative costs increased by $0.7 million to $8.9 million for the year ended December 31, 2010 compared to $8.2 million for the same period in 2009. The increase is primarily due to the following:

•	$0.4 million in acquisition fees expensed related to the acquisition of Everson Pointe in December 2010, and.
•	an increase of $0.3 million in accounting, legal and consulting services due to additional audit fees incurred during the year ended December 31, 2010 related to work performed on investments in unconsolidated affiliated real estate entities which were not part of the audit process for most of the same period in 2009.

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

Mark to market adjustment on derivative financial instrument

During the year ended December 31, 2010, we recorded a $2.6 million negative mark to market adjustment on derivative financial instrument entered into to protect the value of a portion of our Marco OP Units within a certain range, which did not exist during the same period in 2009.

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

This increase was primarily due to (i) a higher net allocated loss from POAC and Mill Run of approximately $2.1 million (which also reflects $9.6 million of POAC/Mill Run Transaction divestiture costs) and (ii) an increase in allocated loss from 1407 Broadway of $1.3 million, partially offset by a $1.6 million decrease in depreciation expense associated with the difference in our cost of the POAC and Mill investments in excess of their historical net book values. Our equity earnings in unconsolidated affiliated real estate entities were also significantly impacted by the timing of acquisitions and dispositions of our ownership interests in POAC and Mill Run during the 2009 and 2010 periods, respectively.

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

Segment Results of Operations for the Year Ended December 31, 2010 compared to December 31, 2009

Retail Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$10,889	$10,970	$(81)	-0.7%
NOI	6,782	6,351	431	6.8%
Average Occupancy Rate for period	86.3%	90.0%		-4.1%

Revenues were stable during the year ended December 31, 2010 compared to same period in 2009. The slight decrease of $0.1 million is attributable to a decline in occupancy at one of our centers due to the expiration of a lease agreement during 2010.

NOI increased by approximately $0.4 million for the year ended December 31, 2010 compared to the same period in 2009. Lower salary, leasing-related expenses as well as a reduction in repairs and maintenance costs were offset slightly by the decrease in revenues discussed above.

Multi-Family Residential Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$11,592	$11,972	$(380)	-3.2%
NOI	4,776	4,882	(106)	-2.2%
Average Occupancy Rate for period	90.2%	89.6%		0.7%

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

Industrial Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$6,960	$7,445	$(485)	-6.5%
NOI	3,773	4,513	(740)	-16.4%
Average Occupancy Rate for period	61.8%	65.1%		-5.1%

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

Hotel Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2010	2009	$	%
Revenues	$2,952	$3,470	$(518)	-14.9%
NOI	1,111	1,384	(273)	-19.7%
Average Occupancy Rate for period	71.5%	69.2%		3.3%
Average Revenue per Available Room for period	$27.80	$32.20	$(4.40)	-13.7%

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

We expect to meet our short-term liquidity requirements generally through working capital and proceeds from our distribution reinvestment program and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $224.3 million of outstanding mortgage debt. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2011, our total borrowings represented 85.6% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Acquisition fees	$1,929	$279	$16,657
Asset management fees	1,995	4,521	4,541
Property management fees	1,327	1,475	1,812
Acquisition expenses reimbursed to Advisor	242	1	903
Development fees and leasing commissions	650	267	270
Total	$6,143	$6,543	$24,183

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2011, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contract price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2011, the acquisition fees and acquisition expenses were less than 6% of the contract price.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows provided by (used in) operating activities	$12,700	$6,815	$1,378
Cash flows used in investing activities	344	39,637	(11,466)
Cash flows (used in)/provided by financing activities	(5,837)	(39,210)	(38,941)
Net change in cash and cash equivalents	7,207	7,242	(49,029)

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

Operating activities

Net cash flows provided by operating activities of $12.7 million for the year ended December 31, 2011 consists primarily of cash inflows from our net income of $8.1 million after adjustment of approximately $4.6 million for non-cash items;

Investing activities

The net cash provided by investing activities of $0.3 million the year ended December 31, 2011 consists primarily of the following:

•	purchases of investments in investment property, mortgages and joint ventures of approximately $103.3 million and proceeds from the disposition of joint venture interests of $33.4 million;
•	proceeds from the sale of marketable securities of $171.5 million and the purchase of $98.9 million of marketable securities;

Financing activities

The net cash used by financing activities of approximately $5.8 million for the year ended December 31, 2011 is primarily related to the following:

•	distributions to our common shareholders of $14.1 million and common share redemptions of $25.8 million made pursuant to our share redemption program and tender offer;
•	distributions to our noncontrolling interests of $9.6 million and contributions from our noncontrolling interests of $9.4 million;
•	Proceeds from mortgages and margin loans of $17.8 million; and
•	debt principal payments $2.6 million.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and we are currently renovating and improving the property. During 2011 we spent approximately $1.1 million on renovations and improvements and it is expected that approximately $15.4 million of additional renovations and improvements will be completed during 2012.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2011.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Mortgage Payable	$41,379	$2,600	$29,044	$6,864	$69,179	$75,204	$224,270
Interest Payments(1)	12,203	10,637	10,481	8,876	6,534	619	49,350
Total Contractual Obligations	$53,582	$13,237	$39,525	$15,740	$75,713	$75,823	$273,620

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2011 was used.

We have access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The amount outstanding under this margin loan was $20.4 million as of December 31, 2011, and is due on demand.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We currently are in compliance with all of our debt covenants, with the exception of certain debt service coverage ratios during 2 quarters in 2010 and all 4 quarters of 2011 on the debt associated with the Gulf Coast Industrial Portfolio.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender has elected to retain all excess cash flow from the associated properties because of the aforementioned noncompliance. Through the date of this filing, notwithstanding the fact that the lender has taken such action, we are current with respect to regularly scheduled debt service payments on the loan. Additionally, we believe that the lender’s election to retain all excess cash flow from the associated properties, will not have a material impact on our results of operations or financial position.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the White Paper. In the fourth quarter of 2011 and the first quarter of 2012, NAREIT issued updated guidance on FFO and modified its definition of FFO to specifically exclude real estate impairment losses, including the pro rata share of such losses of unconsolidated subsidiaries. As a result, NAREIT’s White Paper now defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. To the extent applicable, NAREIT requested companies restate prior period FFO to conform to the new definition. Accordingly, we have restated our FFO for the years ended December 31, 2010 and 2009 to exclude real estate impairment losses aggregating $1.2 million and $45.2 million respectively. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after August 2009, when the proceeds from our initial public offering were fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net income/(loss)	$8,109	$141,941	$(66,104)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	8,349	6,546	8,516
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	2,919	25,393	28,059
Impairment loss on long-lived assets	8,319	1,124	14,625
Adjustments to equity in earnings from unconsolidated entities, net	(1,512)	—	—
Gain on disposal of investment property	—	(70)	(238)
Gain on disposal of investment property of unconsolidated affiliated real estate entities	—	(4)	(121)
Gain on disposal of unconsolidated affiliated real estate entities	(28,109)	(142,693)	—
Discontinued operations:
Depreciation and amortization of real estate assets	—	363	1,228
Impairment loss on long-lived assets	—	69	30,574
Loss on disposal of investment property	—	300	—
FFO	(1,925)	32,969	16,539
MFFO adjustments:
Noncash adjustments:
Amortization of above and below market leases	(327)	(293)	(633)
Gain on debt extinguishment	—	(19,903)	—
Straight-line rent adjustment(2)	(748)	(2,290)	(2,633)
Mark to market adjustment on derivative financial instruments	13,943	2,560	—
Amortization of discount on debt investment	(1,367)	—	—
Other than temporary impairment – marketable securities	—	—	3,373
Gain/(loss) on sale of marketable securities	3,060	167	(344)
Total non cash adjustments	14,561	(19,759)	(237)
Other adjustments:
Acquisition and other transaction related costs	5,361	12,663	3,371
MFFO	$17,997	$25,873	$19,673
Net income/(loss)	$8,109	$141,941	$(66,104)
Less: income attributable to noncontrolling interests	(2,509)	(12,010)	—
Net income/(loss) applicable to company's common shares	$5,600	$129,931	$(66,104)
Net income/(loss) per common share, basic and diluted	$0.18	$4.09	$(2.11)
FFO	$(1,925)	$32,969	$16,539
Less: FFO attributable to noncontrolling interests	(413)	(549)	(201)
FFO attributable to company's common shares	$(2,338)	$32,420	$16,338
FFO per common share, basic and diluted	$(0.07)	$1.02	$0.52
MFFO	$17,997	$25,873	$19,673
Less: MFFO attributable to noncontrolling interests	(966)	(437)	(286)
MFFO attributable to company's common shares	$17,031	$25,436	$19,387
Weighted average number of common shares outstanding, basic and diluted	31,648	31,755	31,277

(1)	Straight-line rent adjustment includes straight-line rent for wholly owned subsidiaries in continuing operations of $0.4 million, $0.6 million and $0.2 million; as well as, straight-line rent from unconsolidated entities of $0.3 million, $1.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Acquisitions/divestiture costs expenses include divestiture costs of $12.2 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively, associated from unconsolidated entities and are included in the Company’s loss on investments on unconsolidated affiliated real estate entities. These costs are associated with the closing of the Simon Transaction.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through December 31, 2011
FFO	$45,625
Distributions	$85,173

For the year ended December 31, 2011, we paid distributions of $22.2 million, including $14.8 million of distributions paid in cash and $7.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2011 was ($2.3) million and cash flow from operations was $12.7 million. See the reconciliation of FFO to net income (loss) above.

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under out DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of December 31, 2011, our net tangible book value per share was $8.82. On March 9, 2012, in conjunction with our estimate of the value of a share of our common stock as of December 31, 2011 for purposes of ERISA, our Board of Directors confirmed the purchase price under our distribution reinvestment program as $10.12 per common share, which is a 5% discount to the estimated value per share of common stock of $10.65 as of December 31, 2011.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2011, we had one interest rate cap outstanding with an insignificant intrinsic value.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, structured as a collar) on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of December 31, 2011, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of out collar) would result in a hypothetical loss in fair value of approximately $15.0 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$41,379	2,600	29,044	6,864	69,179	75,204	$224,270	$224,383
Marco OP Units Collar:
Notional Amount	527,803	Units						$(10,855)
Average Cap (Highest)	$109.49
Average Floor (Lowest)	$90.32

As of December 31, 2011, approximately $32.2 million, or 14%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR or Prime rate) would increase annual interest expense by approximately $0.3 million.

The fair value of the mortgage payable as of December 31, 2011 was approximately $224.4 million compared to the book value of approximately $224.3 million. The fair value of the mortgage payable as of December 31, 2010 was approximately $197.6 million compared to the book value of approximately $195.5 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2011, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2011. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited the adjustments to the 2009 consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows to retrospectively apply the change in accounting for discontinued operations, as described in Note 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other assurance on the 2009 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

Edison, New Jersey
March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board and Stockholders
Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for discontinued operations as described in Note 10, the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2009 (the 2009 financial statements before the effects of the adjustments discussed in Note 10 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated 2009 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 10, present fairly, in all material respects, the consolidated results of operations and cash flows of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for discontinued operations as described in Note 10, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
March 30, 2010

PART II. CONTINUED:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	As of December 31, 2011	As of December 31, 2010
Assets
Investment property:
Land and improvements	$86,953	$51,481
Building and improvements	218,647	207,228
Furniture and fixtures	3,459	1,704
Construction in progress	1,688	266
Gross investment property	310,747	260,679
Less accumulated depreciation	(22,278)	(16,883)
Net investment property	288,469	243,796
Investments in unconsolidated affiliated real estate entities	14,780	14,890
Cash and cash equivalents	31,525	24,318
Marketable securities, available for sale	103,174	172,379
Restricted marketable securities, available for sale	47,256	33,946
Restricted escrows	33,543	16,028
Tenant accounts receivable (net of allowance for doubtful accounts of $173 and $367, respectively)	2,495	1,548
Mortgages receivable	31,062	—
Intangible assets, net	1,475	1,796
Interest receivable from related parties	2,269	1,950
Prepaid expenses and other assets	8,308	6,807
Total Assets	$564,356	$517,458
Liabilities and Stockholders’ Equity
Mortgages payable	$224,270	$195,523
Margin loan	20,400	—
Accounts payable and accrued expenses	17,608	4,685
Due to sponsor	751	301
Loans due to affiliates	476	1,493
Tenant allowances and deposits payable	1,329	880
Distributions payable	5,557	5,604
Deferred rental income	964	1,285
Acquired below market lease intangibles, net	400	548
Deferred gain on disposition	30,287	32,176
Total Liabilities	302,042	242,495
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized, 29,747 and 31,614 shares issued and outstanding in 2011 and 2010, respectively	297	316
Additional paid-in-capital	263,558	281,733
Accumulated other comprehensive income	24,252	4,840
Accumulated distributions in excess of net earnings	(59,418)	(42,858)
Total Company’s stockholders’ equity	228,689	244,031
Noncontrolling interests	33,625	30,932
Total Stockholders’ Equity	262,314	274,963
Total Liabilities and Stockholders’ Equity	$564,356	$517,458

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$33,729	$27,710	29,387
Tenant recovery income	5,254	4,683	4,469
Other service income	6,388	—	—
Total revenues	45,371	32,393	33,856
Expenses:
Property operating expenses	22,103	12,135	12,688
Real estate taxes	3,843	3,373	3,513
Impairment loss on long-lived assets	8,319	1,124	14,625
General and administrative costs	9,371	8,863	8,226
Franchise cancellation expense	1,235	—	—
Depreciation and amortization	8,349	6,546	8,516
Total operating expenses	53,220	32,041	47,568
Operating (loss)/income	(7,849)	352	(13,712)
Other income, net	1,182	568	457
Mark to market adjustment on derivative financial instruments	(13,943)	(2,560)	—
Interest income	16,148	5,678	4,200
Interest expense	(12,294)	(11,589)	(11,604)
Gain on disposition of unconsolidated affiliated real estate entities	28,109	142,693	—
Other than temporary impairment – marketable securities	—	—	(3,374)
Gain/(loss) on sale of marketable securities	(3,060)	(167)	344
Loss from investments in unconsolidated affiliated real estate entities	(184)	(12,096)	(10,311)
Net income/(loss) from continuing operations	8,109	122,879	(34,000)
Net income/(loss) from discontinued operations	—	19,062	(32,104)
Net income/(loss)	8,109	141,941	(66,104)
Less: net (income)/loss attributable to noncontrolling interests	(2,509)	(12,010)	909
Net income/(loss) attributable to common shares	$5,600	$129,931	(65,195)
Basic and diluted earnings/(loss) per common share:
Continuing operations	$0.18	$3.49	(1.06)
Discontinued operations	—	0.60	(1.02)
Net earnings/(loss) per common share	$0.18	$4.09	(2.08)
Weighted average number of common shares outstanding, basic and diluted	31,648	31,755	31,277

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Amounts in thousands)

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Distributions in Excess of Net Earnings	Total Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2008	30,986	$310	$275,589	$(4,212)	$(57,173)	$23,113	$237,627
Comprehensive loss:
Net loss	—	—	—	—	(65,195)	(909)	(66,104)
Unrealized loss on available for sale securities	—	—	—	460	—	50	510
Reclassification adjustment for loss realized in net loss				4,078		—	4,078
Total comprehensive loss							(61,516)
Distributions declared	—	—	—	—	(27,335)	—	(27,335)
Distributions paid	—	—	—	—	—	(4,737)	(4,737)
Proceeds from SLP units	—	—	—	—	—	6,983	6,983
Redemption and cancellation of shares	(454)	(5)	(4,277)	—	—	—	(4,282)
Shares issued from distribution reinvestment program	996	10	9,452	—	—	—	9,462
Issuance of equity in subsidiary in exchange for payment of acquisition fee	—	—	—	—	—	6,878	6,878
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	78,988	78,988
Note receivable secured by noncontrolling interest units	—	—	—	—	—	(70,858)	(70,858)
BALANCE, December 31, 2009	31,528	315	280,764	326	(149,703)	39,508	$171,210
Comprehensive income:
Net income	—	—	—	—	129,931	12,010	141,941
Unrealized gain on available for sale securities	—	—	—	4,646	—	73	4,719
Reclassification adjustment for gain realized in net income	—	—	—	(132)	—	(2)	(134)
Total comprehensive income							146,526
Distributions declared	—	—	—	—	(23,086)	—	(23,086)
Distributions paid	—	—	—	—	—	(20,657)	(20,657)
Redemption and cancellation of shares	(584)	(6)	(5,388)		—	—	(5,394)
Shares issued from distribution reinvestment program	670	7	6,357	—	—	—	6,364
BALANCE, December 31, 2010	31,614	316	281,733	4,840	(42,858)	30,932	$274,963
Comprehensive income:
Net income	—	—	—	—	5,600	2,509	8,109
Unrealized gain on available for sale securities	—	—	—	19,163	—	317	19,480
Reclassification adjustment for gain realized in net income	—	—	—	249	—	4	253
Total comprehensive income							27,842
Distributions declared	—	—	—	—	(22,160)	—	(22,160)
Distributions paid to noncontrolling interests	—	—	—	—	—	(9,581)	(9,581)
Contributions received from noncontrolling interests	—	—	—	—	—	9,444	9,444
Redemption and cancellation of shares	(2,682)	(27)	(26,233)	—	—	—	(26,260)
Shares issued from distribution reinvestment program	815	8	8,058	—	—	—	8,066
BALANCE, December 31, 2011	29,747	$297	$263,558	$24,252	$(59,418)	$33,625	$262,314

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,109	$141,941	$(66,104)
Less net income/(loss) – discontinued operations	—	19,062	(32,104)
Net income/(loss) – continuing operations	8,109	122,879	(34,000)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation and amortization	8,349	6,546	8,516
Loss/(gain) on sale of marketable securities available for sale	3,060	167	(344)
Gain on disposition of unconsolidated affiliated real estate entities	(28,109)	(142,693)	—
Impairment of long lived assets and loss on disposal	8,319	1,124	14,625
Realized loss on impairment of marketable securities available for sale	—	—	3,374
Mark to market adjustment on derivative financial instrument	13,943	2,560	—
Amortization of discount on mortgage receivable	(1,367)	—	—
Equity in loss from investments in unconsolidated affiliated real estate entities	184	12,096	10,311
Other non-cash adjustments	368	576	457
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(671)	(209)	(548)
(Increase)/decrease in tenant accounts receivable	(754)	(974)	1,542
Increase in tenant allowance and security deposits payable	(219)	(1)	(76)
Increase/(decrease) in accounts payable and accrued expenses	1,247	4,062	(2,276)
Increase/(decrease) in due to Sponsor	696	(1,049)	—
(Increase)/decrease in deferred rental income	(455)	246	139
Net cash provided by operating activities – continuing operations	12,700	5,330	1,720
Net cash provided by/(used in) operating activities – discontinued operations	—	1,485	(342)
Net cash provided by operating activities	12,700	6,815	1,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(64,719)	(10,637)	(7,801)
Purchase of marketable securities available for sale	(98,904)	(200,568)	—
Proceeds from sale of marketable securities available for sale	171,472	59,010	12,167
Purchase of premium associated with derivative financial instrument	—	(5,648)	—
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	33,385	204,343	—
Collections on mortgage receivable	53	—	—
Deposit for purchase of real estate	(2,526)	—	—
Purchase of mortgage receivable	(29,749)	—	—
Purchase of investment in unconsolidated affiliated real estate entity	(6,368)	(4,281)	(30,164)
Distribution from investments in unconsolidated affiliates	114	7,658	13,037
Funding of restricted escrows	(2,414)	(8,263)	1,287
Net cash provided by/(used in) investing activities – continuing operations	344	41,614	(11,474)
Net cash (used in)/provided by investing activities – discontinued operations	—	(1,977)	8
Net cash provided by/(used in) investing activities	344	39,637	(11,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	17,839	5,000	—
Mortgage payments	(2,592)	(2,509)	(2,209)
Payment of loan fees and expenses	(431)	(407)	(23)
Proceeds from loan due to affiliates	(1,017)	1,493	—
Proceeds from margin loan	20,400	—	—
Redemption and cancellation of common shares	(25,836)	(5,394)	(4,282)
Proceeds from issuance of special general partnership units	—	—	6,983
Payment of offering costs	(422)	(22)	—
Proceeds from letter of credit	500	—	—
Contributions received from noncontrolling interests	9,444	—	—
Note receivable from noncontrolling interests	—	—	(22,358)
Contribution to discontinued operations	—	(16)	(631)
Distributions paid to noncontrolling interests	(9,581)	(20,657)	(4,737)
Distributions paid to Company’s stockholders	(14,141)	(16,714)	(12,315)
Net cash used in financing activities – continuing operations	(5,837)	(39,226)	(39,572)
Net cash provided by financing activities – discontinued operations	—	16	631
Net cash used in financing activities	(5,837)	(39,210)	(38,941)
Net change in cash and cash equivalents	7,207	7,242	(49,029)
Cash and cash equivalents, beginning of year	24,318	17,076	66,105
Cash and cash equivalents, end of year	$31,525	$24,318	$17,076

See Note 2 for supplement cash information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (together with the Operating Partnership (as defined below), the “Company”) was formed on June 8, 2004 (date of inception) and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), the Company as the general partner, held a 98.4% interest as of December 31, 2011 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership). The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, under the terms and conditions of an advisory agreement. The Lightstone Group previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

As of December 31, 2011, on a collective basis, the Company (i) owned 6 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 2 hotel hospitality properties containing a total of 364 rooms and (ii) owned interests in 1 office property containing a total of approximately 1.1 million square feet of office space, 1 hotel hospitality property containing a total of rooms and 2 outlet center retail projects currently under construction. All of the properties are located within the United States. As of December 31, 2011, the retail properties, the industrial properties, the multi-family residential properties and the office property were 86%, 81%, 93% and 81% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“RevPAR”) was $39 and occupancy was 61% for the year ended December 31, 2011.

During the year ended December 31, 2010, as a result of the Company defaulting on the debt related to three properties within its multi-family segment due to the properties no longer being economically beneficial to the Company, the lender foreclosed on these three properties. As a result of the foreclosure transactions, the debt associated with these three properties of $51.4 million was extinguished and the obligations were satisfied with the transfer of the properties’ assets and working capital and the Company no longer has any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. The transactions resulted in a gain on debt extinguishment of $19.9 million and are included in discontinued operations for the year ended December 31, 2010 (see Note 10).

Noncontrolling Interest — Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of shares of common stock of the Company, as allowed by the limited partnership agreement.

In connection with the Company’s initial public offering, through March 2009 Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization  – (continued)

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an aggregate 36.8% membership interest in Mill Run, LLC (“Mill Run”) and an aggregate 40.0% membership interest in Prime Outlets Acquisition Company (“POAC”). These membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010; however the Common Units and Series A Preferred Units remain outstanding.

See Note 14 for further discussion of noncontrolling interests.

Operating Partnership Activity

Acquisitions and Investments:

Through its Operating Partnership, the Company has and will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. The Company’s commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. All such properties have been or will be acquired and operated by the Company alone or jointly with another party.

Related Party:

Properties acquired and development activities may be managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor and Property Manager are each related parties. Each of these entities has received and will continue to receive compensation and fees for services related to the investment and management of the Company’s assets. These entities have and will continue to receive fees during the Company’s acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements (See Note 15).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2011, the Company had a 98.4% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Investments in affiliated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity will be accounted for using the equity method. Investments in affiliated real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Supplemental cash flow information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash paid for interest	$11,449	$11,734	$13,590
Distributions declared	22,160	23,086	27,335
Value of shares issued from distribution reinvestment program	8,066	6,324	9,462
Amounts placed in escrow	13,500	—	—
Non cash purchase of investment property	—	—	104
Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entities	—	2,817	—
Marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	—	29,222	—
Restricted marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	—	30,287	—
Cash escrowed in connection of disposal of investment in unconsolidated affiliated real estate entities	—	1,889
Issuance of equity for payment of acquisition fee obligation	—	—	6,878
Issuance of units in exchange for investment in unconsolidated affiliated real estate entities	$—	$—	$78,988
Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

related companies. The Board has approved investments of marketable securities of real estate companies up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term, including any below-market renewal periods taken into account. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until stays occur. Other service income consists of revenues from food and beverage services, water park admissions and arcade income and is recognized when earned.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.2 million and $0.4 million at both December 31, 2011 and 2010.

Mortgages Receivable

From time to time, we may make investments in mortgage loans. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties which are not owned by us. Mortgage loans are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. We evaluate the collectability of both interest and principal of each of these loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated realizable value.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including consideration of any bargain renewal periods. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial non-cancelable lease term, including any below-market renewal periods taken into account.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of its 2006 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2011, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2011. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2011, the Company had no material uncertain income tax positions and its net operating loss carryforward was approximately $12.7 million. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximates their fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$224.3	$224.4	$195.5	$197.6

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2011, 2010 and 2009, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was anti-dilutive and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

stockholders’ equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

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

3. Property Acquisitions

The following is summary of the Company’s significant property acquisitions during the years ended December 31, 2011, 2010 and 2009.

2011

Crowe’s Crossing Shopping Center

On October 4, 2011, the Company acquired Crowes Crossing Shopping Center, (“Crowe’s Crossing”) a 94,000-square-foot retail center located in Stone Mountain, Georgia, from IPF/Crowe Limited Partnership for approximately $7.5 million. The Seller was not affiliated with the Company or its affiliates. The acquisition of Crowe’s Crossing was funded from cash and proceeds from a $6.0 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Property Acquisitions  – (continued)

acquisitions prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.1 million was allocated to the land and $5.4 million was allocated to building and improvements.

The capitalization rate for the Crowe’s Crossing as of the closing of the acquisition was 7.7%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

This acquisition did not have a material effect on the Company’s results of operations for the year ended December 31, 2011.

The Plaza at DePaul

On November 22, 2011, the Company acquired The Plaza at DePaul, (the “DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri, from DePaul 2002, LLC, an affiliate of St. Louis, Missouri-based The Love Companies for approximately $19.8 million. The acquisition of DePaul Plaza was funded from cash and the assumption of an $11.8 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.5 million.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $10.8 million was allocated to the land and $9.0 million was allocated to building and improvements.

The capitalization rate for the DePaul Plaza as of the closing of the acquisition was 7.2%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

This acquisition did not have a material effect on the Company’s results of operations for the years ended December 31, 2011.

LVP CP Boston Holdings, LLC

Participation in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture in which the Company has an 80.0% ownership interest and consolidates, which, through affiliates, acquired a hotel and water park located in Danvers, Massachusetts, on March 21, 2011 (See Note 6).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Property Acquisitions  – (continued)

50-01 2nd St Associates LLC

Participation in 50-01 2nd St Associates LLC (the “2nd Street Joint Venure”), a joint venture in which the Company has a 75.0% ownership interest and consolidates, which through affiliates purchased a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York for approximately $19.3 million on August 18, 2011 (see Note 14).

LVP Rego Park, LLC

Participation in LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company has a 90.0% ownership interest and consolidates, which acquired a second mortgage loan secured by a residential apartment complex located in Queens, New York on April 12, 2011. (See Note 7)

Additionally, the Company acquired 2 mortgage receivables with combined balances of $14.9 million. (See Note 7)

2010:

Everson Pointe

On December 17, 2010, the Company, through LVP Everson Pointe LLC, a wholly owned subsidiary of the Operating Partnership, acquired Everson Pointe from Edens Everson, LLC, a third-party seller, for aggregate consideration of approximately $8.8 million, exclusive of closing costs of $0.2 million. In connection with the transaction, the Company’s Advisor received an acquisition fee equal to 2.75% of the contract price ($8.8 million), or approximately $0.2 million. The aggregate closing costs and acquisition fee of $0.4 million were recorded as general and administrative expense within the consolidated statement of operations. Everson Pointe is a grocery store-anchored retail property located in Snellville, Georgia (part of the Atlanta metropolitan statistical area, or MSA) consisting of 81,428 square feet. The acquisition of Everson Pointe was funded from cash and proceeds from a $5.0 million non-recourse mortgage loan provided by State Bank & Trust Company. The Company has included the operations of Everson Point in its results since the acquisition date.

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

This acquisition did not have a material effect on the Company’s results of operations for the years ended December 31, 2011 and 2010.

2009

The Company did not have any property acquisitions during 2009. See Notes 4 and 5 for a discussion of investments in unconsolidated affiliated real estate entities the Company acquired during the years ended December 31, 2009.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of the Company (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”), a Delaware corporation, Simon Property Group, L.P., a Delaware limited partnership (“Simon OP”), and Marco Capital Acquisition, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon” with respect to the Contribution Agreement) providing for the disposition of a substantial portion of the Company’s retail properties to Simon including the Company’s (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which included 18 operating outlet center properties (the “POAC Properties”), Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”) and (iii) 36.8% aggregate interest in its investment in Mill Run, which includes 2 operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.0% aggregate interests in both GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

Additionally, certain affiliates of the Company’s Sponsor were parties to the Contribution Agreement pursuant to which they would simultaneously dispose of their respective interests in POAC and Mill Run and certain other outlet center properties, in which the LVP Parties had no ownership interest, to Simon.

Furthermore, as a result of the aforementioned amendment to the Contribution Agreement, the St. Augustine Outlet Center no longer met the criteria to be classified as held for sale and was reclassified to held for use effective as of June 28, 2010. The Company’s 40.0% and 36.8% aggregate interests in investments in POAC, including GPH and LVH, and Mill Run, respectively, were accounted for under the equity method of accounting since their acquisition.

On August 30, 2010, the POAC/Mill Run Transaction was completed and, as a result, the LVP Parties received total net consideration, before allocations to noncontrolling interests, of approximately $265.8 million (the “Aggregate Consideration Value”), after certain transaction expenses of approximately $9.6 million which were paid at closing. The Aggregate Consideration Value consisted of approximately (i) $204.4 million in the form of cash, (ii) $1.9 million of escrowed cash (the “Escrowed Cash”) and (iii) $59.5 million in the form of equity interests (“Marco OP Units”).

The gross cash consideration that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties provided guaranties of collection (the “POAC/Mill Run Simon Loan Collection Guaranties”) with respect to such revolving credit facility (see Note 20 for additional information). The Escrowed Cash of $1.9 million was included in restricted escrows in our consolidated balance sheet as of December 31, 2010. The equity interests that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon OP subject to various conditions as discussed below. Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Inc. common stock (“Simon Stock”).

Although the Marco OP Units may be immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon elects to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties may be precluded from selling the Simon Stock for a 6-month period from the date of issuance. Additionally, because the Company was required to indemnify Simon for any liabilities and

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 20 for additional information), the Company was required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

Pursuant to the Contribution Agreement, there was a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. However, the Company and Simon agreed to extend the period and the Aggregate Consideration Value was finalized during the third quarter of 2011. The Escrowed Cash and the Escrowed Units were reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units also could have been used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash. In connection with the finalization of the Aggregate Consideration Value, the entire Escrowed Cash, plus interest was, released to the Company during the third quarter of 2011. Additionally, the Escrowed Marco Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements.

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the POAC/Mill Run Transaction and are classified as restricted marketable securities, which are available for sale, in our consolidated balance sheets as of December 31, 2011 and 2010. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the POAC/Mill Run Transaction and are classified as marketable securities, which are available for sale, in our consolidated balance sheets as of December 31, 2011 and 2010. The estimated fair values of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon Stock for the 5-business day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

In connection with the closing of the POAC/Mill Run Transaction, the Company initially recognized a gain on disposition of approximately $142.8 million in its consolidated statements of operations during the third quarter of 2010. The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on its consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to the Final Consideration Adjustments and the TPA Obligations. An additional $0.1 million of transaction expenses were incurred by the Company during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010. During the third quarter of 2011, the Company recognized an additional $2.8 million gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items. As a result, the remaining Deferred Gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011, which will be recognized in the first quarter of 2012 as a result of aforementioned release of the Escrowed Marco Units on March 1, 2012.

PRO’s portion of the aforementioned $204.4 million of net cash proceeds received from the closing of the POAC/Mill Run Transaction were approximately $73.5 million, which were distributed to its members during the third quarter of 2010 in accordance with the provisions of its operating agreement.

Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, has an aggregate 40.0% interest in GPH and LVH, which holds ownership interests in various entities, including entities that are developing two outlet centers located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

Livermore Valley, California (the “Livermore Valley Outlet Center”). The Grand Prairie Outlet Center, which will consist of approximately 418,000 square feet of GLA, is currently under construction and expected to open during the third quarter of 2012. The Livermore Valley Outlet Center, which will consist of approximately 511,000 square feet of GLA, is currently under construction and expected to open in the fourth quarter of 2012. The Company accounts for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) own the remaining 60% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into definitive agreement (the “2011 Contribution Agreement”) with Simon OP, Simon Inc. and Marco II LP Units, LLC, a Delaware limited liability company (collectively, referred to herein as “Simon” with respect to the 2011 Contribution Agreement) providing for the immediate disposition of 50.0% of their interests in the Grand Prairie Outlet Center and the Livermore Outlet Center, respectively, at valuations (the “Initial Valuations”) based on the then projected stabilized net operating income of the respective outlet center divided by a capitalization rate of 7.0%, adjusted for certain other items, including expected indebtedness. The transactions contemplated by the 2011 Contribution Agreement are referred to herein as the “Outlet Centers Transaction”. Additionally, on December 9, 2011, certain joint venture agreements (collectively, the “Outlet Center JV Agreements”) were amended and restated with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center.

On December 9, 2011, the Outlet Centers Transaction was completed and, as a result, GPH and LVH received combined net consideration of approximately $87.6 million (the “Combined Consideration”), after certain transaction expenses of approximately $1.2 million which were paid at closing. The Combined Consideration consisted of approximately (i) $78.7 million in the form of cash and (ii) $8.9 million in the form of equity interests (“Marco II OP Units”). GPH and LVH immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $31.5 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $11.8 million to its members in accordance with the provisions of its operating agreement.

The gross cash consideration that GPH and LVH received in connection with the closing of the Outlet Centers Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility. In connection with the closing of the Outlet Center Transaction, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor Affiliates provided certain guaranties of collection (the “Outlet Centers Simon Loan Collection Guaranties”) with respect to such revolving credit facility (see Note 20 for additional information with respect to the Company’s proportionate share). The equity interests that GPH and LVH received in connection with the closing of the Outlet Centers Transaction consisted of 73,428 Marco II OP Units that are exchangeable for a similar number of Simon OP Units. Subject to the various conditions, GPH and LVH may elect to exchange their Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Stock.

The 73,428 Marco II OP Units received by GPH and LVH had an estimated combined fair value of $8.9 million as of the closing date of the Outlet Centers Transaction. The estimated fair value of the Marco II OP Units was based on the weighted-average closing price of Simon Stock for the 10-business day period ending 3 business days prior to the closing date.

In connection with the closing of the Outlet Center Transaction, GPH and LVH recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because the Company accounts for its interests in GPH and LVH under the equity method of accounting, it recognized its pro rata share of the combined gain on disposition, or approximately $25.3 million, in its consolidated statements of operations during the fourth quarter of 2011.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

Pursuant to the terms of the Outlet Center JV Agreements, commencing fifteen months after the grand opening date (the “Grand Opening Date”), as defined, of the respective outlet center, GPH and LVH have the right to put (the “Put”) their remaining interests in the Grand Prairie Outlet Center and/or Livermore Valley Outlet Center, respectively, to Simon at certain prescribed exit consideration amounts (the “Exit Consideration Amounts”) and Simon has the right to call (the “Call”) the remaining interests from GPH and/or LVH at the Exit Consideration Amounts. The Exit Consideration Amounts consist of (i) a final valuation (the “Final Valuation”) based on respective outlet center’s in-place net operating income, subject to certain adjustments, as of the one-year anniversary of its Grand Opening Date, divided by a capitalization rate of 7.0%, adjusted for certain items, including outstanding indebtedness and (ii) a true-up valuation which represents the change in the Initial Valuations using the in place net operating income.

5. Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	December 31, 2011	December 31, 2010
GPH	March 30, 2009 & August 25, 2009	40.0%	$5,297	$7,482
LVH	March 30, 2009 & August 25, 2009	40.0%	9,483	7,102
1407 Broadway Mezz II, LLC (“1407 Broadway”)	January 4, 2007	49.0%	.	306
Total Investments in unconsolidated affiliated real estate entities			$14,780	$14,890

POAC

On August 30, 2010, the Company disposed of its aggregate 40.0% ownership interest in POAC, except for its interests in GPH and LVH (see below). Prior to disposition, our Operating Partnership and PRO owned 25.0% and 15.0% membership interests in POAC (collectively, the “POAC Interest”), which were acquired on March 30, 2009 and August 25, 2009, respectively. The POAC Interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, was the majority owner and manager of POAC. Profit and cash distributions were allocated in accordance with each investor’s ownership percentage. Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of POAC’s total indebtedness was not included in the Company’s investment.

POAC Financial Information

The Company’s carrying value of its POAC Interest differed from its share of members’ equity of POAC due to the Company’s cost of its investments in excess of the historical net book values of POAC. The Company’s additional basis allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets through the date of disposition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the unaudited condensed income statement for POAC for the periods indicated:

	For the Period January 1, 2010 to August 30, 2010	For the period March 30, 2009 through December 31, 2009
Revenue	$122,858	$141,545
Property operating expenses	73,291	73,745
Depreciation and amortization	2,076	29,668
Operating income	47,491	38,132
Interest expense and other, net	39,123	44,196
Net loss	$8,368	$(6,064)
Company’s share of net loss	$(5,853)	$(2,721)
Additional depreciation and amortization expense(1)	(8,655)	(9,604)
Company’s loss from investment	$(14,508)	$(12,325)

(1)	Additional depreciation and amortization expense related to the amortization of the difference between the cost of the POAC Interest and the amount of the underlying equity in net assets of the POAC.

Mill Run

On August 30, 2010, the Company disposed of its aggregate 36.8% ownership interest in Mill Run. Prior to disposition, our Operating Partnership and PRO owned 24.54% and 14.26% membership interests in Mill Run (collectively, the “Mill Run Interest”), which were acquired on June 26, 2008 and August 25, 2009, respectively. The Mill Run Interest included Class A and B membership shares and was a non-managing interest, with consent rights with respect to certain major decisions. The Company’s Sponsor was the managing member and owned 55.0% of Mill Run. Profit and cash distributions were to be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance. Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of Mill Run’s total indebtedness was not included in the Company’s investment.

Mill Run Financial Information

The Company’s carrying value of its Mill Run Interest differed from its share of member’s equity of Mill Run due to the Company’s cost of its investments in excess of the historical net book values of Mill Run. The Company’s additional basis allocated to depreciable assets was recognized on a straight-line basis over the lives of the appropriate assets through the date of disposition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

The following table represents the unaudited condensed income statement for Mill Run for the periods indicated:

	For the Period from January 1, 2010 to August 30, 2010	For the Year Ended December 31, 2009
Revenue	$33,280	$44,970
Property operating expenses	8,561	13,389
Depreciation and amortization	6,665	11,160
Operating income	18,054	20,421
Interest expense and other, net	4,068	6,071
Net income	$13,986	$14,350
Company’s share of net income	$5,147	$4,064
Additional depreciation and amortization expense(1)	(1,166)	(1,824)
Company’s income/(loss) from investment	$3,981	$2,240

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Mill Run Interest and the amount of the underlying equity in net assets of the Mill Run.

GPH

GPH was wholly owned by POAC through August 30, 2010. In connection with the closing of the POAC/Mill Run Transaction (see Note 4), the Company retained its aggregate 40.0% ownership interest in GPH. The Operating Partnership and PRO own a 25.0% and 15.0% membership interest in GPH, respectively. The Company’s ownership interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor is the majority owner and manager of GPH. Contributions, profits and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its ownership interest in GPH in accordance with the equity method of accounting.

GPH, through subsidiaries, had an ownership interest of 50.0% and 100.0% in the Grand Prairie Outlet Center (see Note 4 for additional information) as of December 31, 2011 and 2010, respectively. GPH, through subsidiaries, also had an ownership interest of 100.0% in certain rights related to the land on which the Grand Prairie Outlet Center is being constructed as December 31, 2011 and 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

GPH Financial Information

GPH had no operating results through December 31, 2010. The following table represents the unaudited condensed income statement for GPH for the year ended December 31, 2011:

For the Year Ended December 31, 2011
Total revenue	$286
Operating income	286
Interest expense and other, net	16
Gain on disposition of unconsolidated affiliated entity	20,703
Net income	$21,005
Company’s share of net income (40%)	$8,402

The following table represents the unaudited condensed balance sheet for GPH:

	As of December 31, 2011	As of December 31, 2010
Construction in progress	$—	$18,697
Investments in unconsolidated affiliated real estate entities	10,114	—
Marketable securities, available for sale	3,350	—
Other assets	127	3
Total assets	$13,591	$18,700
Other liabilities	$142	$303
Members’ capital	13,449	18,397
Total liabilities and members’ capital	$13,591	$18,700

LVH

LVH was wholly owned by POAC through August 30, 2010. In connection with the closing of the POAC/Mill Run Transaction, the Company retained its aggregate 40.0% ownership interest in LVH. The Operating Partnership and PRO own 25.0% and 15.0% membership interests in LVH, respectively. The Company’s ownership interest is a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, is the majority owner and manager of LVH. Contributions, profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its ownership interest in LVH in accordance with the equity method of accounting.

LVH, through subsidiaries, had an ownership interest of 50.0% and 100.0% in the Livermore Outlet Center (see Note 4 for additional information) as of December 31, 2011 and 2010, respectively. LVH, through subsidiaries, had an ownership interest of 100% in a parcel of land adjacent to the Livermore Outlet Center as of December 31, 2011 and 2010. The parcel of land was acquired in December 2010 for a potential expansion to the Livermore Outlet Center.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

LVH Financial Information

LVH had no operating results through December 31, 2010. The following table represents the unaudited condensed income statement for LVH for the year ended December 31, 2011:

For the Year Ended December 31, 2011
Interest expense and other, net	2
Gain on disposition of unconsolidated affiliated entity	42,589
Net income	$42,591
Company’s share of net income (40%)	$17,036

The following table represents the unaudited condensed balance sheet for LVH as of the dates indicated:

	As of December 31, 2011	As of December 31, 2010
Construction in progress	$3,776	$18,217
Investments in unconsolidated affiliated real estate entities	14,176	—
Marketable securities, available for sale	6,117	—
Other assets	127	—
Total assets	$24,196	$18,217
Other liabilities	$226	$1,249
Members’ capital	23,970	16,968
Total liabilities and members’ capital	$24,196	$18,217

1407 Broadway Mezz II, LLC

As of December 31, 2011, the Company has a 49.0% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York. During the second quarter of 2011, the Company’s share of cumulative losses resulting from its ownership interest in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero. Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero, the Company has suspended the recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During 2010 the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $1.5 million. During 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. The loan bears interest at LIBOR plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. As of December 31, 2011 and 2010, the outstanding principal and interest of approximately $0.5 million and $1.5 million, respectively, is recorded in loans due to affiliates in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Investments in Unconsolidated Affiliated Real Estate Entities  – (continued)

1407 Broadway Financial

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Total revenue	$34,423	$35,360	$39,350
Property operating expenses	28,440	27,557	27,392
Depreciation and amortization	5,957	6,296	8,582
Operating income	26	1,507	3,376
Interest expense and other, net	3,738	4,703	3,837
Net loss	$(3,712)	$(3,196)	$(461)
Company’s share of net loss (49%)	$(306)	$(1,566)	$(226)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of December 31, 2011	As of December 31, 2010
Real estate, at cost (net)	$109,275	$112,389
Intangible assets	663	1,068
Cash and restricted cash	10,010	9,788
Other assets	16,653	17,371
Total assets	$136,601	$140,616
Mortgage payable	$127,250	$126,575
Other liabilities	12,581	13,427
Member (deficit) capital	(3,230)	614
Total liabilities and members’ capital	$136,601	$140,616

6. CP Boston Joint Venture

On February 17, 2011, the Lightstone Group (the “Buyer”), made a successful auction bid to acquire a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC (the “Seller”) for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. Pursuant to the terms of the Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”) dated February 17, 2011, between the Buyer and the Seller, the Buyer made an earnest money deposit of approximately $1.0 million on February 18, 2011 representing 10% of the aggregate purchase price.

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in the CP Boston Joint Venture which would acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT II’s Board of Directors approved 80.0% and 20.0% participations, respectively, in the CP Boston Joint Venture. During the second quarter of 2011, Lightstone REIT II contributed $2.1 million to the CP Boston Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. CP Boston Joint Venture  – (continued)

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

The Seller was not affiliated with the Company or its affiliates

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

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

The Company paid approximately $9.1 million in cash and assumed approximately $0.9 million in net liabilities. Approximately $2.4 million was allocated to land, $6.1 million was allocated to building and improvements, $1.8 million was allocated to furniture and fixtures and other assets.

For the year ended December 31, 2011, $10.9 million of revenue and $9.6 million of property operating expenses are included in operating loss on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Year Ended December 31, 2011
	2011	2010	2011
Pro forma net revenue	$48,784	$48,014	$48,748
Pro forma net income/(loss)	$5,296	$104,491	$(70,119)
Pro forma earnings/(loss) per share	$0.17	$3.29	$(2.24)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Receivable

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, the Rego Park Joint Venture, in which the Company and Lightstone REIT II have 90.0% and 10.0% ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $14.8 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party. The purchase price reflects a discount of approximately $4.7 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash. Beginning on April 12, 2011, the Company has consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest. The Second Mortgage Loan is recorded in mortgages receivable on the consolidated balance sheet.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The aforementioned discount is being amortized using the effective interest rate method through maturity. During the year ended December 31, 2011, $1.4 million of the discount was amortized into interest income and the remaining unamortized discount was $3.3 million as of December 31, 2011.

Senior Mortgage — Holiday Inn Express Hotel & Suites in East Brunswick, NJ (the “HI-EB”)

On June 21, 2011, the Company acquired an $8.8 million, senior mortgage note (the “Senior Mortgage”) for approximately $5.6 million from LNR Archetype Real Estate Debt Fund (the “Seller”), an unaffiliated third party. The purchase price reflects a discount of approximately $3.2 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The acquisition was funded with cash. The Senior Mortgage is recorded in mortgages receivable on the consolidated balance sheet.

The Senior Mortgage was originated by Banc of America in July 2007 with an original principal balance of $9.1 million, was due August 2017 and is collateralized by the HI-EB. The Mortgage bears interest at a fixed rate of 6.33% per annum with scheduled monthly principal and interest payments of approximately $56 through maturity. The Senior Mortgage was transferred to special servicing on February 1, 2010 due to a payment default (the Senior Mortgage is in payment default for payments since January 1, 2010). Since the Senior Mortgage is in default, the aforementioned discount is not being amortized.

Promissory Note — Courtyard Marriott Parsippany, NJ (the “Marriott”)

On October 28, 2011, the Company acquired a $17.9 million promissory note (the “Promissory Note”) for approximately $9.3 million from Waterford of Parsippany, LLC (the “Marriot Seller”), an unaffiliated third party. The purchase price reflects a discount of approximately $8.6 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.3 million. The acquisition was funded with cash. The Promissory Note is recorded in mortgages receivable on the consolidated balance sheet.

The Promissory Note was originated by Ixis Real Estate Capital Inc., in July 2005 with an original principal balance of $18.0 million, was due July 2015 and is collateralized by the Marriott. The Promissory Note bears interest at a fixed rate of 5.18% per annum with scheduled monthly principal and interest payments of approximately $99 through maturity. The Promissory Note is in default and the aforementioned discount is not being amortized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Receivable  – (continued)

Since both the Senior Mortgage and the Promissory Note are in default, each respective borrower is required to transfer any excess cash to the Company on a monthly basis. The Company applies the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the year ended December 31, 2011 the Company recognized approximately $0.3 million and $0.2 million of interest income, on the Senior Mortgage and Promissory Note, respectively.

8. Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the Company’s Sponsor, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was be transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on or about June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$—	$(32)	$72
Marco OP Units	29,222	14,097		43,319
Corporate Bonds and Preferred Equities	47,395	—	(6,257)	41,138
Mortgage Backed Securities	18,730	2	(87)	18,645
Total	$95,451	$14,099	$(6,376)	$103,174

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Equity Securities, primarily REITs	$104	$122	$		$226
Marco OP Units	29,222	3,061			32,283
Mortgage Backed Securities	141,753			(1,883)	139,870
Total	$171,079	$3,183		$(1,883)	$172,379

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$16,969	$—	$47,256
Total	$30,287	$16,969	$—	$47,256

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$3,659	$—	$33,946
Total	$30,287	$3,659	$—	$33,946

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

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Marketable Securities and Fair Value Measurements  – (continued)

and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in our consolidated balance sheet as of December 31, 2011 and 2010.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. Additionally, for the year ended December 31, 2011, the Company realized $3.1 million of gross losses related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally range from 27 year to 30 years.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $20.4 million as of December 31, 2011, and is due on demand. The margin loan bears interest at libor + 0.85% (1.134% at December 31, 2011) and interest expense on the margin loan was $0.3 million for the year ended December 31, 2011.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2011 and 2010, the Company did not recognize any impairment charges. As of December 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The collateral for hedge is the greater of (i) the number of shares hedged times Simon stock price or (ii) 150% of the value of the calls sold times 30% less the value of the puts purchased. The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock. The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put or strike price for any future increases in the dividend declared by Simon Inc. and as of December 31, 2011, the strike price of the calls was adjusted to $109.49 per share.

The hedges were classified as fair value hedges and recorded on the consolidated balance sheet under prepaid and other assets with changes in the fair value of the hedge reported as a gain or loss in other income, net within the consolidated statement of operations. As of December 31, 2011 and 2010 the fair value of the hedges was $(10.9) million and $3.1 million, respectively and the collateral requirement was approximately $8.3 million and $6.9 million, respectively. For the years ended December 31, 2011 and 2010 a loss of $13.9 million and $2.6 million was recorded in other income/(loss), net within the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Marketable Securities and Fair Value Measurements  – (continued)

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using			Total
As of December 31, 2011	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$70	$—	$—	$70
Marketable Securities:
Equity Securities, primarily REITs	$72	$—	$—	$72
Marco OP Units	—	43,319	—	43,319
Corporate Bonds and Preferred Equities	—	41,138	—	41,138
MBS	—	18,645	—	18,645
Total	$72	$103,102	$—	$103,174
Restricted Marketable Securities:
Marco OP Units	$—	$47,256	$—	$47,256
Total	$—	$47,256	$—	$47,256
Derivative Financial Instruments:
Marco OP Units Collar	$—	$(10,855)	$—	$(10,855)
Total	$—	$(10,855)	$—	$(10,855)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Marketable Securities and Fair Value Measurements  – (continued)

	Fair Value Measurement Using			Total
As of December 31, 2010	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$9,059	$—	$—	$9,059
Marketable Securities:
Equity Securities, primarily REITs	$226	$—	$—	$226
Marco OP Units	—	32,283	—	32,283
MBS	—	139,870	—	139,870
Total	$226	$172,153	$—	$172,379
Restricted Marketable Securities:
Marco OP Units	$—	$33,946	$—	$33,946
Total	$—	$33,946	$—	$33,946
Derivative Financial Instruments:
Marco OP Units Collar	$—	$3,088	$—	$3,088
Total	$—	$3,088	$—	$3,088

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10. Assets and Liabilities Disposed of and Discontinued Operations  – (continued)

The following summary presents the operating results of the three foreclosed properties included in discontinued operations in the consolidated statements of operations for the periods indicated.

	For the Year Ended December 31,
	2010	2009
Revenue	$3,077	$6,970
Expenses:
Property operating expense	1,694	3,583
Real estate taxes	343	720
Impairment loss on long-lived assets	300	30,335
General and administrative costs	97	468
Depreciation and amortization	363	1,228
Total operating expense	2,797	36,334
Operating income/(loss)	280	(29,364)
Other income	210	189
Interest income	1	—
Interest expense	(1,332)	(2,929)
Gain on debt extinguishment	19,903	—
Net income/(loss) from discontinued operations	$19,062	$(32,104)

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable

Mortgages payable, totaling approximately $224.3 million and $195.5 million at December 31, 2011 and 2010, respectively, consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as December 31, 2011	Maturity Date	Amount Due at Maturity	Loan Amount as of
					December 31, 2011	December 31, 2010
Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$40,539	$40,725
Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,500	27,500
Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,557	53,025	53,025
Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.81%	June 2012	7,147	7,409	8,890
Brazos Crossing Power Center	Greater of LIBOR +3.50% or 6.75%	6.75%	December 2012	6,045	6,336	6,493
Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,492	27,850
St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,658	26,041
2nd Street Project	LIBOR + 1.00%	1.25%	June 2012	13,500	13,500	—
Crowe’s Crossing	5.44%	5.44%	November 2016	5,578	5,993	—
DePaul Plaza	6.4825%	6.4825%	October 2012	11,632	11,818	—
Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	5,000	5,000
Total mortgages payable		5.69%		$211,681	$224,270	$195,524

LIBOR as of December 31, 2011 and 2010 was 0.2953% and 0.2606%, respectively. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2011:

2012	2013	2014	2015	2016	Thereafter	Total
$41,379	$2,600	$29,044	$6,864	$69,179	$75,204	$224,270

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.7 million and $7.2 million were held in restricted escrow accounts as of December 31, 2011 and 2010, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $13.5 million of cash collateral required for the 2nd street project mortgage loan was held in restricted escrows. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable  – (continued)

In connection with the acquisition of the Houston Extended Stay Hotels, the Houston Partnership along with ESD #5051 — Houston — Sugar Land, LLC and ESD #5050 — Houston — Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which was initially scheduled to mature on April 16, 2010. During April 2010, the mortgage loan was amended and extended to mature on April 16, 2011. In connection with the amendment and extension of the mortgage loan, the Company made a lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $44. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011. The amended mortgage loan is secured by the Houston Extended Stay Hotels and 35% of the obligation is guaranteed by the Company. In addition, the Company has entered into an interest rate cap agreement to cap the British Bankers Association Daily Rate at 1% through the maturity of the amended mortgage loan. In April 2011, the lender extended the maturity date of the amended mortgage loan by 30 days to May 16, 2011 and in May 2011 another 30 days to June 16, 2011. In June 2011 the loan was amended and extended to mature June 16, 2012. As part of the June 2011 amendment, the Company made a lump sum principal payment of $1.0 million in July 2011. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $44. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on June 16, 2012. As part of the amendment the Company, may request either one or two, one year extensions of the loan. The request must be made thirty to ninety days before the loans maturity and the lender is required to grant the extension as long as the loan is not in default

In December 2008, the Company converted its construction loan, which was used to fund the acquisition of land and the related development of the Brazos Crossing Power Center, in Lake Jackson, Texas, to a term loan initially scheduled to mature on December 4, 2009. During February 2010, the term loan was amended and extended to mature on December 4, 2011. In connection with the amendment and extension of the mortgage, the Company made a lump sum principal payment of $0.7 million. The amended mortgage loan bears interest at the greater of 6.75% or plus 350 basis points (3.50%) per annum rate and requires monthly installments of interest plus a principal payment of $10. The amended mortgage loan is secured by the Brazos Crossing Power Center. In December 2011, the mortgage was amended and extended to mature on December 4, 2012. In connection with the amendment and extension of the mortgage, the Company made a lump sum principal payment of $50 and paid a modification fee of $16. The amended mortgage requires monthly installments of interest plus a principal payment of $26.

On November 16, 2007, in connection with the acquisition of the five apartment communities within our Camden Multi-Family Properties, the Company, through its wholly owned subsidiaries, obtained from Fannie Mae five substantially similar fixed rate mortgages aggregating $79.3 million. Of the $79.3 million, only two of the five original loans remain outstanding as of December 31, 2010 with an aggregate principal balance of $27.8 million (the “Loans”) as an aggregate of $51.5 million was extinguished during 2010 in connection with certain foreclosure transactions (see Note 10 for further discussion). The remaining loans have a 30 year amortization period, mature in 7 years, and bear interest at a fixed rate of 5.44% per annum. The remaining loans required monthly installments of interest only through December 2010 and monthly installments of principal and interest throughout the remainder of their stated terms. The remaining loans will mature on December 1, 2014.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable  – (continued)

For the mortgage payable related to the St. Augustine Outlet Center, Lightstone Holdings, LLC (the “Guarantor”), a company wholly owned by the Sponsor, has guaranteed to the extent of a $27.2 million mortgage loan on the St. Augustine Outlet center, the payment of losses that the lender may sustain as a result of fraud, misappropriation, misuse of loan proceeds or other acts of misconduct by the Company and/or its principals or affiliates. Such losses are recourse to the Guarantor under the guaranty regardless of whether the lender has attempted to procure payment from the Company or any other party. Further, in the event of the Company’s voluntary bankruptcy, reorganization or insolvency, or the interference by the Company or its affiliates in any foreclosure proceedings or other remedy exercised by the lender, the Guarantor has guaranteed the payment of any unpaid loan amounts. The Company has agreed, to the maximum extent permitted by its Charter, to indemnify Guarantor for any liability that it incurs under this guaranty.

For the mortgage payable related to Everson Pointe, the mortgage loan has a term of 5 years, bears interest at a floating rate of Prime plus 1.00%, subject to a 5.85% floor, and requires monthly interest-only payments for the first year. Thereafter, the mortgage loan will require monthly principal payments of $12 plus accrued interest through its stated maturity. The mortgage loan will mature on December 16, 2015, at which time a balloon payment of approximately $4.4 million will be due to the lender, assuming no principal prepayments. The mortgage loan is secured by Everson Pointe and the Company has provided a guaranty to the lender for non-recourse carve-outs.

For the mortgage payable related to the 2nd Street Project, the mortgage loan bears interest at a floating rate of LIBOR plus 1.00%, and requires monthly interest-only payments through maturity in June 2012, at which time the balance of $13.5 million would be due to the lender, unless the mortgage loan is further extended.

For the mortgage payable related to Crowe’s Crossing, the mortgage loan has a term of 5 years, bears interest at a rate of 5.44%, and requires monthly interest and principal payments of $34 through its stated maturity. The mortgage loan will mature on November 11, 2016, at which time a balloon payment of approximately $5.6 million will be due to the lender, assuming no principal prepayments.

In connection with the acquisition of DePaul Plaza on November 22, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of $11.8 million. As a condition to the assumption, the Company agreed to allow the lender to retain all excess cash flow from DePaul Plaza and place it into an escrow collateral account through the remaining term of the mortgage loan, which is scheduled to mature on October 1, 2012. Additionally, the mortgage loan bears interest at a rate of 6.4825%, and requires monthly interest and principal payments of $85 through its stated maturity. Assuming no principal repayments, a balloon payment of approximately $11.6 million will be due to the lender at maturity. The Company intends to refinance or repay in full the amount due at maturity.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio for two quarters in 2010 and all four quarters of 2011. The Company currently is in compliance with all of its other debt covenants.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12. Distributions Payable

On November 11, 2011, the Company’s Board of Directors declared a distribution for the three-month period ending December 31, 2011. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2011 distribution was paid in full on January 13, 2012 using a combination of cash ($3.7 million) and shares ($1.8 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

On November 15, 2010, the Company Board of Directors declared a distribution for the three-month period ending December 31, 2010 of $5.6 million. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2010 distribution was paid in full on January 15, 2011 using a combination of cash ($3.7 million) and shares ($1.9 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2011 and 2010, the Company had no outstanding preferred shares.

Common Shares

All of the common stock offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the Board and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

Holders of the Company’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’ charter

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Company’s Stockholder’s Equity  – (continued)

provides that the holders of its stock do not have appraisal rights unless a majority of the Board determines that such rights shall apply. Shares of the Company’s common stock have equal dividend, distribution, liquidation and other rights.

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had approximately 29.7 million and 31.6 million shares of common stock outstanding as of December 31, 2011 and 2010, respectively.

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

Tender Offer

The Company commenced a tender offer on October 3, 2011, pursuant to which it offered to acquire up to 2.0 million shares of its common stock (the “Shares”) from the holders (“Holders”) of the Shares at a purchase price equal to $9.80 per Share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “Offer”).

On December 19, 2011, the Company completed the Offer repurchasing from the Holders 2.0 million Shares for approximately $20 million. The Offer expired at 12:00 Midnight, Eastern Standard Time, on December 1, 2011 and all payments for the Shares repurchased were distributed to the Holders. A total of 10.0 million Shares were properly tendered and not withdrawn prior to the Offer’s expiration and, in accordance with the proration provisions applicable to the Offer, 2.0 million Shares were repurchased by the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Company’s Stockholder’s Equity  – (continued)

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. In July 2007, August 2008 and September 2009, 2010 and 2011, respectively, options to purchase 3,000 shares were granted to each of our three independent directors at the annual stockholders meeting on the respective dates. As of December 31, 2011, options to purchase 45,000 shares of stock were outstanding, 27,000 were fully vested, at an exercise price of $10. Through December 31, 2011, there were no forfeitures related to stock options previously granted.

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

Compensation expense associated with our stock option plan was not material for the years ended December 31, 2011, 2010 and 2009.

14. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests and (iii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units, Series A Preferred Units and Common Units. The noncontrolling interest in consolidated subsidiaries include ownership interests in PRO (see below), the CP Boston Joint Venture (see Note 6), the Rego Park Joint Venture (see Note 7) and the 2nd Street Joint Venture (see below).

Share Description

See Note 15 for discussion of rights related to SLP units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14. Noncontrolling Interests  – (continued)

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

Distributions

During the years ended December 31, 2011, 2010 and 2009, the Company paid distributions to noncontrolling interests of $9.6 million, $20.6 million and $4.7 million, respectively. The 2011 and 2010 distributions to noncontrolling interests include distributions of approximately $2.3 million and $14.1 million, respectively, as discussed in the Noncontrolling Interest of Subsidiary within the Operating Partnerships section below. As of December 31, 2011 and 2010, the total distributions declared and not paid to noncontrolling interests was $1.7 million (paid on January 13, 2012) and $1.7 million (paid on January 15, 2011), respectively.

Noncontrolling Interest of Subsidiary within the Operating Partnership

On August 25, 2009, the Operating Partnership acquired an additional 15.0% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run). On August 25, 2009, the Operating Partnership contributed its investments of the 15.0% membership interest in POAC and the 14.26% membership interest in Mill Run to tPRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 cash for a 0.01% non- managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of PRO, the 19.17% profit membership interest would not receive any distributions until the Operating Partnership and the Company receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions of $6.9 million. Any remaining distributions shall be split between the three members in proportion to their profit interests.

With respect to the net cash proceeds received from the closing of the POAC/Mill Run Transaction on August 30, 2010, PRO’s portion was approximately $73.5 million. Pursuant to its operating agreement, distributions of approximately $59.4 million and approximately $14.1 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignment), respectively, during the third quarter of 2010.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14. Noncontrolling Interests  – (continued)

With respect to the net cash proceeds received from the closing of the Outlet Centers Transaction on December 9, 2011, PRO’s portion was approximately $11.8 million. Pursuant to its operating agreement, distributions of approximately $9.5 million and approximately $2.3 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignment), respectively, during the fourth quarter of 2011.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”). The Operating Partnership owns a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor has a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage. In addition, the 2nd Street JV Interest has a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise. As of December 31, 2011, the Operating Partnership’s total capital contributions were $15.1 million. As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner entered into a loan for $13.5 million (the “Interim Loan”) with CIBC, Inc. that bears interest at libor plus 1.0% per annum with monthly interest only payments through its stated maturity. The Interim Loan is collateralized by $13.5 million in cash held in escrow (included in restricted escrows on our consolidated balance sheet as of December 31, 2011) and is guaranteed by our Sponsor. In addition, the 2nd Street Owner incurred approximately $0.2 million in deferred financing costs associated with the 2nd Street Project through December 31, 2011. The Company’s Advisor will be entitled to an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.5 million upon expiration of the Put.

The capitalization rate for the 2nd Street Joint Venture as of the closing of the acquisition was 6.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections upon stabilization and has been reduced by our proportionate share of its expected mortgage indebtedness and discounted at a rate of 20%. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

The acquired land is expected to be used for the future development of a residential project (the “2nd Street Project”). The 2nd Street Owner is currently exploring development plans and financing alternatives for the 2nd Street Project.

Note Receivable due from Noncontrolling Interests

In connection with the contribution of the Mill Run and POAC membership interests, the Company made loans to Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, “Noncontrolling

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14. Noncontrolling Interests  – (continued)

Interest Borrowers”) in the aggregate principal amount of $88.5 million (the “Noncontrolling Interest Loans”. These loans are payable semi-annually and accrue interest at an annual rate of 4.0%. The loans mature through September 2017 and contain customary events of default and default remedies. The loans require the Noncontrolling Interest Borrowers to prepay their respective loans in full upon redemption of the Series A Preferred Units by the Operating Partnership. The loans are secured by the Series A Preferred Units and Common Units issued in connection with the respective contribution of the Mill Run and the POAC membership interests, as such these loans are classified as a reduction to noncontrolling interests in the consolidated balance sheets.

Accrued interest related to these loans totaled $2.0 million and $1.9 million at December 31, 2011 and 2010, and are included in interest receivable from related parties in the consolidated balance sheets.

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

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property. The acquisition fee and expenses for any particular property, including amounts payable to affiliates, will not exceed, in the aggregate 5% of the gross contract purchase price (including mortgage assumed) of the property.
Property Management – Residential/Retail/ Hospitality	The Property Manager is paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company pays the Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area
Property Management – Office/Industrial	The Property Manager is paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

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

During the years ended December 31, 2011 and 2010, distributions of $2.6 million and $2.2 million, respectively, were declared and distributions of $2.1 million and $2.2 million, respectively, were paid related to the SLP units and are part of noncontrolling interests. Since inception through December 31, 2011, cumulative distributions declared were $8.7 million, of which $8.2 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2011, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

The Company pursuant to the related party arrangements described above has recorded the following amounts the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Acquisition fees	$1,929	$279	$16,657
Asset management fees	1,995	4,521	4,541
Property management fees	1,327	1,475	1,812
Acquisition expenses reimbursed to Advisor	242	1	903
Development fees and leasing commissions	650	267	270
Total	$6,143	$6,543	$24,183

See Notes 4, 5, 14 and 15 for other related party transactions.

As of December 31, 2011 and 2010, the Company owed the Sponsor $0.8 million and $0.3 million, respectively related to asset management fees for the quarters ended December 31, 2011 and 2010, respectively. The payable to the Sponsor is recorded within the Due to Sponsor line item on the consolidated balance sheet.

16. Impairment of Long-Lived Assets, Net of (Gain)/Loss on Disposal

The impairment of long lived assets during the year ended December 31, 2011 consists of a fourth quarter impairment charge of $8.3 million within our Industrial Segment associated with three properties in our Sealy C Portfolio which are located in San Antonio, Texas.

The Company identified certain indicators of impairment related to the three properties in the Sealy C Portfolio, such as negative cash flow expectations and changes in management’s expectations regarding the length of the holding period of the properties, which occurred during the fourth quarter of 2011. These indicators did not exist during the Company’s prior reviews of the properties during prior periods. Accordingly, the Company performed cash flow valuation analyses and determined that the carrying values of the properties exceeded their expected undiscounted cash flows. As a result, the Company recorded an aggregate impairment charge of $8.3 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets.

The impairment of long-lived assets, net of (gain)/loss on disposal of $1.1 million during the year ended December 31, 2010 primarily consists of an impairment charge of $1.2 million within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010. See Note 10 for additional information related to discontinued operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

16. Impairment of Long-Lived Assets, Net of (Gain)/Loss on Disposal  – (continued)

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

17. Future Minimum Rentals

As of December 31, 2011, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$15,576	$13,681	$12,470	$9,437	$7799	$16,765	$75,728

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

18. Segment Information

The Company operates in four business segments: (i) retail real estate, (ii) residential real estate, (iii) industrial real estate and (iv) hospitality. The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2011, 2010 and 2009 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2011, 2010 and 2009. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude three properties due to their classification as discontinued operations (see Note 2). Prior to their classification as discontinued operations, the results of operations of three properties were within the multi-family segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

18. Segment Information  – (continued)

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2011
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$12,027	$12,178	$7,017	$14,149	$—	$45,371
Property operating expenses	3,072	5,317	2,179	11,441	94	22,103
Real estate taxes	1,062	1,339	836	415	191	3,843
General and administrative costs	(87)	253	11	324	8,870	9,371
Net operating income/(loss)	7,980	5,269	3,991	1,969	(9,155)	10,054
Franchise cancellation expense	—	—	—	1,235	—	1,235
Depreciation and amortization	3,780	1,586	2,175	808	—	8,349
Impairment of long lived assets	—	—	8,319	—	—	8,319
Operating income/(loss)	$4,200	$3,683	$(6,503)	$(74)	$(9,155)	$(7,849)
Total purchases of investment property	$28,335	$4,182	$1,525	$10,887	$19,790	$64,719
As of December 31, 2011:
Total Assets	$134,952	$66,702	$61,721	$31,229	$269,752	$564,356

	For the Year Ended December 31, 2010
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$10,889	$11,592	$6,960	$2,952	$—	$32,393
Property operating expenses	2,916	5,289	2,319	1,611	—	12,135
Real estate taxes	1,036	1,278	836	223	—	3,373
General and administrative costs	155	249	32	7	8,420	8,863
Net operating income (loss)	6,782	4,776	3,773	1,111	(8,420)	8,022
Depreciation and amortization	2,305	1,515	2,219	507	—	6,546
Impairment of long lived assets	1,194	—	(70)	—	—	1,124
Operating income/(loss)	$3,283	$3,261	$1,624	$604	$(8,420)	$352
Total purchases of investment property	$9,058	$580	$868	$132	$—	$10,638
As of December 31, 2010:
Total Assets	$108,964	$63,100	$70,725	$17,839	$256,830	$517,458

	For the Year Ended December 31, 2009
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$10,969	$11,972	$7,445	$3,470	$—	$33,856
Property operating expenses	3,373	5,472	2,007	1,836	—	12,688
Real estate taxes	1,120	1,267	889	237	—	3,513
General and administrative costs	126	351	36	12	7,701	8,226
Net operating income (loss)	6,350	4,882	4,513	1,385	(7,701)	9,429
Depreciation and amortization	3,827	1,692	2,517	479	1	8,516
Impairment of long lived assets	2,002	12,861	(238)	—	—	14,625
Operating income/(loss)	$521	$(9,671)	$2,234	$906	$(7,702)	$(13,712)
Total purchases of investment property	$926	$1,237	$698	$(362)	$—	$2,499

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated (The data presented below excludes three properties due to their classification as discontinued operations (see Note 2):

	2011
	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$12,277	$12,169	$12,382	$8,544
Net income/(loss)	8,726	7,979	(4,796)	(3,800)
Less (income)/loss attributable to noncontrolling interest	(2,377)	(485)	217	136
Net income/(loss) applicable to Company’s common shares	$6,349	$7,494	$(4,579)	$(3,664)
Net income/(loss) per common share, basic and diluted	$0.20	$0.24	$(0.14)	$(0.12)

	2010
	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$8,155	$8,124	$8,135	$7,979
Net income/(loss) from continuing operations	(2,947)	133,538	(4,125)	(3,587)
Net income(loss) from discontinued operations	2,619	87	16,992	(636)
Net income/(loss)	(328)	133,625	12,867	(4,223)
Less (income)/loss attributable to noncontrolling interest	(9,820)	(2,064)	(200)	74
Net income/(loss) applicable to Company’s common shares	$(10,148)	$131,561	$12,667	$(4,149)
Basic and diluted net income/(loss) per Company’s common share:
Continuing operations	$(0.40)	$4.13	$(0.13)	$(0.10)
Discontinued operations	0.08	—	0.53	(0.02)
Net income/(loss) per common share, basic and diluted	$(0.32)	$4.13	$0.40	$(0.12)

20. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President- Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

20. Commitments and Contingencies  – (continued)

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

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust II, Inc. and the Company seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. On February 8, 2012, the court granted Defendant’s Motion to Dismiss on all counts.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned legal proceedings is remote. No provision for loss has been recorded in connection therewith.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest and the POAC Interest, our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties,

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

20. Commitments and Contingencies  – (continued)

respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of December 31, 2011.

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

On August 30, 2010, the LVP Parties completed the POAC/Mill Run Transaction which included the disposition their interests in the POAC Properties and the Mill Run Properties and contemporaneously entered into a tax matters agreement with Simon (See Simon Tax Matters Agreements below). Additionally, the Company has been advised by an independent law firm that it is “more likely than not” that the POAC/Mill Run Transaction will not give rise to current taxable income or loss. Accordingly, the Company believes the POAC/Mill Run Transaction is a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run TPA.

Simon Tax Matters Agreements

In connection with the closing of the POAC/Mill Transaction, the LVP Parties entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

20. Commitments and Contingencies  – (continued)

Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

Simon generally is required to indemnify the LVP Parties and certain affiliates of the Lightstone Group for liabilities and obligations under the POAC/Mill Run Tax Protection Agreements relating to the contributions of the Mill Run Interest and the POAC Interest (see POAC/Mill Run Tax Protection Agreements above) that are caused by Simon OP’s and Simon’s actions subsequent to the closing of the POAC/Mill Run Transaction (the “Indemnified Liabilities”). The Company and its operating partnership are required to indemnify Simon OP and Simon for all liabilities and obligations under the POAC/Mill Run Tax Protection Agreements other than the Indemnified Liabilities.

In connection with the closing of the Outlet Centers Transaction, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor’s Affiliates (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transaction. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

POAC/Mill Run Simon Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties have provided POAC/Mill Run Simon Loan Collection Guaranties with respect to the draws under a revolving credit facility made in connection with the closing of the POAC/Mill Run Transaction. Under the terms of the POAC/Mill Run Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The POAC/Mill Run Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the POAC/Mill Run Transaction Collection Guaranties will be reduced to the extent of any payments of principal made by

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

20. Commitments and Contingencies  – (continued)

Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the POAC/Mill Run Transaction, the Company recorded a liability in the amount of $0.1 million, representing the estimated fair value of the POAC/Mill Run Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011 and 2010, respectively.

Outlet Centers Simon Loan Collection Guaranties

In connection with the closing of the Outlet Centers Transaction, the Operating Partnership and PRO have provided Outlet Centers Simon Loan Collection Guaranties with respect to the draws under a revolving credit facility made in connection with the closing of the Outlet Centers Transaction. Under the terms of the Outlet Centers Simon Loan Collection Guaranties, the Company, its Operating Partnership and PRO are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The Outlet Centers Simon Loan Collection Guaranties by the Company, its Operating Partnership and PRO are limited to a specified aggregate maximum of $63.8 million, with the maximum of each of the respective parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Outlet Centers Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Outlet Centers Transaction, the Company recorded a liability in the amount of $32, representing the estimated fair value of the Outlet Centers Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011.

21. Subsequent Events

Distribution Declaration

On March 30, 2012, the Company declared a distribution for the three-month period ending March 31, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2012 to shareholders of record as of March 31, 2012. The shareholders have an option to elect the receipt of shares under our Distributions Reinvestment Program.

CP Boston Joint Venture

On February 20, 2012, the Company, completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January, 1, 2012, from LVP REIT II, The Company now owns 100.0% of the CP Boston Joint Venture.

Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10% interest-bearing demand note.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2011

		Initial Cost(A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total(B)	Accumulated Depreciation(C)	Date Acquired	Depreciable Life(D)
St. Augustine Outlet Center St. Augustine, Florida	$25,658	$11,206	$42,103	$1,622	$10,892	$44,039	$54,931	$(2,964)	3/29/2006 & 10/2/2007	(D)
Southeastern Michigan Multi-Family Properties Southeastern, Michigan	40,539	8,051	34,298	1,254	8,307	35,296	43,603	(5,173)	6/29/2006	(D)
Oakview Plaza Omaha, Nebraska	27,500	6,706	25,463	1,646	7,399	26,416	33,815	(3,724)	12/21/2006	(D)
Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	53,025	12,767	51,649	(8,243)	12,796	43,377	56,173	(5,436)	2/1/2007	(D)
Brazos Crossing Power Center Lake Jackson, Texas	6,336	1,688	4,338	(208)	1,268	4,550	5,818	(553)	6/27/2007	(D)
Houston Extended Stay Hotels Houston, Texas	7,409	1,901	14,360	1,711	1,924	16,047	17,971	(1,659)	10/17/2007	(D)
Sarasota Sarasota, Florida	—	2,000	11,292	(4,733)	2,000	6,559	8,559	(452)	11/15/2007	(D)
Camden Multi-Family Properties (E) Tampa, Florida, Charlotte, North Carolina and Greensboro, North Carolina	27,492	7,030	28,124	(13,543)	4,513	17,098	21,611	(1,126)	11/16/2007	(D)
Everson Pointe Snellville, Georgia	5,000	2,492	5,495	30	3,271	4,747	8,018	(196)	12/17/2010	(D)
Crowne Plaza Boston Hotel Boston, Massachusetts	—	2,400	6,090	—	2,400	6,090	8,490	(117)	3/21/2011	(D)
50-01 2nd St Long Island City, New York	13,500	19,296	—	—	19,296	—	19,296	—	8/18/2011	(D)
Crowes Crossing Shopping Center Stone Mountain, Georgia	5,993	2,110	5,390	15	2,110	5,405	7,515	(23)	10/19/2011	(D)
Plaza at DePaul Bridgeton, Missouri	11,818	10,777	9,023	—	10,777	9,023	19,800	(19)	11/22/2011	(D)
Total	$224,270	$88,425	$237,624	$(20,449)	$86,953	$218,647	$305,600	$(21,442)

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)	Reconciliation of total real estate owned:

	2011	2010	2009
Balance at beginning of year	$258,709	$255,500	$273,352
Purchases of investment properties	55,086	7,988	—
Improvements	2,277	5,090	11,420
Disposals	(133)	(600)	(667)
Reclassifications	(2,020)	(4,114)	(6,871)
Impact of asset impairment – continuing operating properties	(8,319)	(5,155)	(21,734)
Balance at end of year	$305,600	$258,709	$255,500

(C)	Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2011	2010	2009
Balance at beginning of year	$16,505	$15,531	$15,838
Depreciation expense	7,157	5,688	7,231
Impact of asset impairment – continuing operating properties	(2,020)	(4,114)	(6,871)
Disposals	(200)	(600)	(667)
Balance at end of year	$21,442	$16,505	$15,531
(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 39 years
Tenant improvements and equipment	5 – 10 years
(E)	The Camden Multi-Family Properties initially consisted of five apartment communities, of which one was located in Tampa, Florida, two were located in Charlotte, North Carolina and two were located in Greensboro, North Carolina. During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) were foreclosed on by the lender. As a result, as of December 31, 2011 the Company only owns two of the five apartment communities initially acquired, and the amounts in the table reflect only the retained properties.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2011, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2012 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	51	Chief Executive Officer, President and Chairman of the Board of Directors	2012	2004
Edwin J. Glickman	79	Director	2012	2005
George R. Whittemore	62	Director	2012	2006
Shawn R. Tominus	52	Director	2012	2006
Bruno de Vinck	66	Chief Operating Officer, Senior Vice President, Secretary and Director	2012	2005

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our Board of Directors since June 8, 2004. Mr. Lichtenstein is also the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the Chairman of our audit committee. Mr. Glickman is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as a director due to his extensive experience in mortgage lending and finance.

George R. Whittemore is one of our independent directors. Mr. Whittemore is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Whittemore also presently serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as a director because of his extensive experience in accounting, banking, finance and real estate.

Shawn R. Tominus is one of our independent directors. Mr. Tominus is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus has been selected to serve as a director because of his extensive experience, and networking relationships, in the real estate industry, along with his experience in acquisitions, construction and redevelopment of real estate.

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also the Senior Vice President, Secretary and director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. de Vinck is a Senior Vice President with The Lightstone Group, and has been employed by the Lightstone Group since April 1994 to the present. Mr. de Vinck is also a director of the privately held Park Avenue Bank Corp, and he was a director of the privately held Park Avenue Bank that was taken over by the FDIC in March 2010. He was also a director of Prime Group Realty Trust, a publicly registered REIT, from 2005 through 2011. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding President of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. de Vinck is no longer affiliated with Extended Stay. Mr. de Vinck has been selected to serve as a director because of his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 15, 2012 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	51	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	66	Chief Operating Officer, Senior Vice President, Secretary and Director
Peyton Owen	54	President
Joseph Teichman	38	General Counsel
Donna Brandin	55	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

Peyton Owen is our President and also serves as President and Chief Operating Officer of Lightstone II and The Lightstone Group. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc.’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief

Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Owen is no longer affiliated with Extended Stay.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and treasurer of Lightstone Value Plus Real Estate Investment Trust II, Inc. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2011.

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at www.iconinvestments.com/securities/lightstone or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.iconinvestments.com/securities/lightstone.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2012 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company
David Lichtenstein	20,000	0.07%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	6,561	0.02%
Peyton Owen	—	—
Joseph Teichman	—	—
Donna Brandin	—	—
Our directors and executive officers as a group (8 persons)	26,561	0.09%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan were at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. At our annual stockholder meetings in July 2007, August 2008 and September 2009, 2010 and 2011, respectively, options were granted to each of our three independent directors. As of December 31, 2011, options to purchase 45,000 shares of stock were outstanding, 27,000 were fully vested, at an exercise price of $10 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2011, 2010 and 2009

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	45,000	$10.00	30,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	45,000	$9.96	30,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board, our Chief Executive Officer and our President. Our Advisor and Property Manager are wholly owned subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On April 22, 2005, we entered into agreements with our Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Manager

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Property management fees	$1,327	$1,475	$1,812
Development fees and leasing commissions	650	267	270
Total	$1,977	$1,742	$2,082

Advisor

We agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Acquisition fees	$1,929	$279	$16,657
Asset management fees	1,997	4,521	4,541
Acquisition expenses reimbursed to Advisor	242	1	903
Total	$4,168	$4,801	$22,101

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the offering of our common stock. As of December 31, 2011, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner and Mattia, LLP (“Amper”) audited our consolidated financial statements for the year ended December 31, 2009. Amper reported directly to our audit committee.

On August 16, 2010, we were notified that Amper, combined its practice with that of Eisner LLP and the name of the combined practice operates under the name EisnerAmper LLP. The Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm. EisnerAmper LLP audited our consolidated financial statements for the years ended December 31, 2011 and 2010. EisnerAmper LLP reports directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2011 and 2010 by the Company’s principal accounting firms:

(in thousands)	2011	2010
Audit Fees — Amper(a)	$—	$35
Audit Fees — EisnerAmper LLP(a)	328	278
Audit-Related Fees — Amper(b)	—	—
Audit-Related Fees — EisnerAmper LLP(b)	—	—
Tax Fees(c)	—	—
All Other Fees — Amper(d)	—	223
All Other Fees — EisnerAmper LLP(d)	—	156
Total Fees	$328	$692

(a)	Fees for audit services in 2011 and 2010 consisted of the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.
(b)	There were no fees for audit-related services in 2011 and 2010.
(c)	There were no fees for tax services billed in 2011 and 2010.
(d)	Fees under all other fees in 2010 relate to a three year audit of POAC.

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

PART III, CONTINUED:

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2011.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2011.

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
Annual Report on Form 10-K
For the fiscal year ended December 31, 2011

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.
Date: March 30, 2012	By: s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2012
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
/s/ Bruno de Vinck Bruno de Vinck	Director	March 30, 2012
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 30, 2012
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 30, 2012
/s/ George R. Whittemore George R. Whittemore	Director	March 30, 2012