Form 10-Q
period 2012-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2012-05-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐  No ☑

As of May 7, 2012, there were approximately 30.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)
Assets
Investment property:
Land and improvements	$86,970	$86,953
Building and improvements	218,908	218,647
Furniture and fixtures	3,499	3,459
Construction in progress	4,409	1,688
Gross investment property	313,786	310,747
Less accumulated depreciation	(24,220)	(22,278)
Net investment property	289,566	288,469
Investments in unconsolidated affiliated real estate entities	14,875	14,780
Cash and cash equivalents	15,976	31,525
Marketable securities, available for sale	165,317	103,174
Restricted marketable securities, available for sale	-	47,256
Restricted escrows	41,741	33,543
Tenant accounts receivable (net of allowance for doubtful accounts of $146 and $173, respectively)	2,358	2,495
Mortgages receivable	31,553	31,062
Intangible assets, net	1,395	1,475
Interest receivable from related parties	1,422	2,269
Prepaid expenses and other assets	8,764	8,308
Total Assets	$572,967	$564,356
Liabilities and Stockholders' Equity
Mortgages payable	$223,505	$224,270
Margin loan	18,340	20,400
Accounts payable and accrued expenses	26,250	17,608
Due to sponsor	324	751
Loans due to affiliates	2,879	476
Tenant allowances and deposits payable	1,233	1,329
Distributions payable	5,212	5,557
Deferred rental income	990	964
Acquired below market lease intangibles, net	372	400
Deferred gain on disposition	-	30,287
Total Liabilities	279,105	302,042
Commitments and contingencies (See Note 12)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 29,812 and 29,747 shares issued and outstanding in 2011 and 2010, respectively	298	297
Additional paid-in-capital	263,453	263,558
Accumulated other comprehensive income	40,145	24,252
Accumulated distributions in excess of net earnings	(42,527)	(59,418)
Total Company's stockholders' equity	261,369	228,689
Noncontrolling interests	32,493	33,625
Total Stockholders' Equity	293,862	262,314
Total Liabilities and Stockholders' Equity	$572,967	$564,356

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues:
Rental income	$8,719	$7,330
Tenant recovery income	1,400	1,214
Other service income	2,404	-
Total revenues	12,523	8,544

Expenses:
Property operating expenses	6,098	3,351
Real estate taxes	1,107	899
General and administrative costs	1,650	1,718
Depreciation and amortization	2,137	1,961
Total operating expenses	10,992	7,929
Operating income	1,531	615
Other income, net	348	79
Mark to market adjustment on derivative financial instruments	(7,654)	(3,721)
Interest income	3,659	3,228
Interest expense	(3,365)	(2,975)
Gain on disposition of unconsolidated affiliated real estate entities	30,287	-
Loss on sale of marketable securities	(82)	(793)
Income/(loss) from investments in unconsolidated affiliated real estate entities	83	(233)
Net income/(loss)	24,807	(3,800)
Less: net (income)/loss attributable to noncontrolling interests	(2,704)	136
Net income/(loss) attributable to Company's common shares	$22,103	$(3,664)
Net income/(loss) per Company’s common share, basic and diluted	$0.74	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	29,849	31,653

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net income/(loss)	$24,807	$(3,800)

Other comprehensive income:
Unrealized gain on available for sale securities	16,153	5,238
Realized gain on available for sale securities	5	185

Other comprehensive income	16,158	5,423

Comprehensive income	40,965	1,623

Less: Comprehensive (income)/loss attributable to non-controlling interests	(2,969)	52

Comprehensive income attributable to the Company's common shares	$37,996	$1,675

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (UNAUDITED)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2011	29,747	$297	$263,558	$24,252	$(59,418)	$33,625	$262,314

Net income	-	-	-	-	22,103	2,704	24,807

Other comprehensive income				15,893	-	265	16,158

Distributions declared	-	-	-	-	(5,212)	-	(5,212)

Distributions paid to noncontrolling interests	-	-	-	-	-	(2,063)	(2,063)

Contributions received from noncontrolling interests	-	-	-	-	-	157	157
Redemption and cancellation of shares	(127)	(1)	(1,165)	-	-	-	(1,166)
Shares issued from distribution reinvestment program	192	2	1,825	-	-	-	1,827
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)

BALANCE, March 31, 2012	29,812	$298	$263,453	$40,145	$(42,527)	$32,493	$293,862

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	24,807	(3,800)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,137	1,762
Mark to market adjustment on derivative financial instruments	7,654	3,721
Loss on sale of marketable securities	82	793
Gain on disposition of unconsolidated affiliated real estate entities	(30,287)	-
(Income)/loss from investments in unconsolidated affiliated real estate entities	(83)	233
Other non-cash adjustments	(364)	216
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	768	171
Decrease/(increase) in tenant and other accounts receivable	120	(181)
Increase in tenant allowance and security deposits payable	94	58
Increase/(decrease) in accounts payable and accrued expenses	979	(693)
(Decrease)/increase in due to Sponsor	(673)	156
Increase/(decrease) in deferred rental income	26	(77)
Net cash provided by operating activities	5,260	2,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(3,628)	(9,901)
Purchase of noncontrolling interest in a subsidiary	(560)	-
Purchase of investment in unconsolidated affiliated real estate entities	(39)	(438)
Purchase of marketable securities	-	(48,846)
Collections on mortgage receivable	28	-
Proceeds from sale of marketable securities	1,189	12,540
Distribution from investments in unconsolidated affiliates	27	-
Deposit for purchase of real estate	1,990	(1,377)
Funding (to)/from restricted escrows	(10,188)	2,823
Net cash used in investing activities	(11,181)	(45,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(765)	(352)
Payments from loans due to affiliates	-	(235)
Redemption and cancellation of common stock	(1,166)	(2,151)
Net margin loan (payments)/proceeds	(2,060)	37,655
Contributions received from noncontrolling interests	157	2,064
Distributions paid to noncontrolling interests	(2,063)	(1,740)
Distributions paid to Company's common stockholders	(3,731)	(3,695)
Net cash (used in)/provided by financing activities	(9,628)	31,546
Net change in cash and cash equivalents	(15,549)	(11,294)
Cash and cash equivalents, beginning of period	31,525	24,318
Cash and cash equivalents, end of period	$15,976	$13,024

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,210	$2,857
Distributions declared	$5,212	$5,477
Value of shares issued from distribution reinvestment program	$1,827	$1,919
Issuance of note payable in exchange for remaining interest in CP Boston Joint Venture	$2,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT”) was formed on June 8, 2004 (date of inception) and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.3% interest as of March 31, 2012.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, Inc., under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. The Sponsor and Advisor are majority owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and its Chief Executive Officer.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to October 10, 2018 (the tenth anniversary of the completion of its initial public offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

As of March 31, 2012, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 6 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 3 hotel hospitality properties containing a total of 656 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects. All of the Company’s properties are located within the United States. As of March 31, 2012, the retail properties, the industrial properties, the multi-family residential properties and the office property were 85.7%, 83.0%, 95.6% and 80.1% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $29.57 and occupancy was 50.9%, respectively for the three months ended March 31, 2012.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

New Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (the “FASB”) to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Dispositions of Investments in Unconsolidated Affiliated Entities

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

On August 30, 2010, the POAC/Mill Run Transaction was completed and, as a result, the LVP Parties received total net consideration, before allocations to noncontrolling interests, of approximately $265.8 million (the “Aggregate Consideration Value”) , after certain transaction expenses of approximately $9.6 million which were paid at closing. The Aggregate Consideration Value consisted of approximately (i) $204.4 million in the form of cash, (ii) $1.9 million of escrowed cash (the “Escrowed Cash”) and (iii) $59.5 million in the form of equity interests (“Marco OP Units”).

The gross cash consideration that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties provided guaranties of collection (the “POAC/Mill Run Simon Loan Collection Guaranties”) with respect to such revolving credit facility (see Note 12 for additional information). The equity interests that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon OP subject to various conditions as discussed below. Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Inc. common stock (“Simon Stock”).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

Although the Marco OP Units may be immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon elects to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties may be precluded from selling the Simon Stock for a 6-month period from the date of issuance. Additionally, because the Company was required to indemnify Simon for any liabilities and obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 12 for additional information), the Company was required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

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

The Escrowed Marco OP Units had an estimated fair value of $30.3 million as of the closing date of the POAC/Mill Run Transaction and were classified as restricted marketable securities, which are available for sale, in our consolidated balance sheets as of December 31, 2011. The 335,959 Marco OP Units which were not placed in an escrow had an estimated fair value of $29.2 million as of the closing date of the POAC/Mill Run Transaction and are classified as marketable securities, which are available for sale, in our consolidated balance sheets as of December 31, 2011. The estimated fair values of the Marco OP Units and the Escrowed Marco OP Units were based on the weighted-average closing price of Simon Stock for the 5-business day period immediately prior to the closing date, discounted for certain factors, including the applicable various conditions.

In connection with the closing of the POAC/Mill Run Transaction, the Company initially recognized a gain on disposition of approximately $142.8 million in its consolidated statements of operations during the third quarter of 2010. The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on its consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to the Final Consideration Adjustments and the TPA Obligations. An additional $0.1 million of transaction expenses were incurred by the Company during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010. During the third quarter of 2011, the Company recognized an additional $2.8 million gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items. As a result, the remaining Deferred Gain of $30.3 million which was reflected on our consolidated balance sheet as of December 31, 2011, was recognized during the three months ended March 31, 2012 as a result of aforementioned release of the Escrowed Marco Units on March 1, 2012.

Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, has an aggregate 40.0% interest in GPH and LVH, which holds ownership interests in various entities, including entities that are developing two outlet centers located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center”). The Grand Prairie Outlet Center, which will consist of approximately 418,000 square feet of Gross Leasable Area or GLA, is currently under construction and expected to open during the third quarter of 2012. The Livermore Valley Outlet Center, which will consist of approximately 511,000 square feet of GLA, is currently under construction and expected to open in the fourth quarter of 2012. The Company accounts for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) own the remaining 60% interest in GPH and LVH.

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

The gross cash consideration that GPH and LVH received in connection with the closing of the Outlet Centers Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility. In connection with the closing of the Outlet Center Transaction, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor Affiliates provided certain guaranties of collection (the “Outlet Centers Simon Loan Collection Guaranties”) with respect to such revolving credit facility (see Note 12 for additional information with respect to the Company’s proportionate share). The equity interests that GPH and LVH received in connection with the closing of the Outlet Centers Transaction consisted of 73,428 Marco II OP Units that are exchangeable for a similar number of Simon OP Units. Subject to the various conditions, GPH and LVH may elect to exchange their Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Stock.

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

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	March 31, 2012	December 31, 2011
GPH	March 30, 2009 & August 25, 2009	40.0%	$5,325	$5,297
LVH	March 30, 2009 & August 25, 2009	40.0%	9,550	9,483
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	-
Total Investments in unconsolidated affiliated real estate entities			$14,875	$14,780

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

GPH

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

GPH, through subsidiaries, had an ownership interest of 50.0% in the Grand Prairie Outlet Center as of March 31, 2012 and December 31, 2011. GPH, through subsidiaries, also had an ownership interest of 100.0% in certain rights related to the land on which the Grand Prairie Outlet Center is being constructed as March 31, 2012 and December 31, 2011.

GPH Financial Information

GPH had no operating results for the three months ended March 31, 2011. The following table represents the unaudited condensed income statement for GPH for the three months ended March 31, 2012:

For the Three Months Ended March 31, 2012

Interest income and other, net	$24
Income from investment in unconsolidated affiliated entity	70
Net income	$94
Company's share of net income (40.0%)	$38

The following table represents the unaudited condensed balance sheet for GPH:

	As of	As of
	March 31, 2012	December 31, 2011

Investments in unconsolidated affiliated real estate entities	$10,184	$10,114
Marketable securities, available for sale	3,785	3,350
Other assets	96	127
Total assets	$14,065	$13,591

Other liabilities	$111	$142
Members' capital	13,954	13,449
Total liabilities and members' capital	$14,065	$13,591

LVH

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

LVH, through subsidiaries, had an ownership interest of 50.0% in the Livermore Outlet Center as of March 31, 2012 and December 31, 2011. LVH, through subsidiaries, had an ownership interest of 100% in a parcel of land adjacent to the Livermore Outlet Center as of March 31, 2012 and December 31, 2011. The parcel of land was acquired in December 2010 for a potential expansion to the Livermore Outlet Center.

LVH Financial Information

LVH had no operating results for the three months ended March 31, 2011. The following table represents the unaudited condensed income statement for LVH for the three months ended March 31, 2012:

For the Three Months Ended March 31, 2012

Interest income and other, net	$43
Income from investment in unconsolidated affiliated entity	69
Net income	$112
Company's share of net income (40.0%)	$45

The following table represents the unaudited condensed balance sheet for LVH as of the dates indicated:

	As of	As of
	March 31, 2012	December 31, 2011

Construction in progress	$3,802	$3,776
Investments in unconsolidated affiliated real estate entities	14,246	14,176
Marketable securities, available for sale	6,912	6,117
Other assets	94	127
Total assets	$25,054	$24,196

Other liabilities	$221	$226
Members' capital	24,833	23,970
Total liabilities and members' capital	$25,054	$24,196

1407 Broadway Mezz II, LLC

  As of March 31, 2012 and December 31, 2011, the Company has a 49.0% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, New York. During the second quarter of 2011, the Company’s share of cumulative losses resulting from its ownership interest in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero. Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero, the Company has suspended the recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During 2010 the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $1.5 million. During 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. The loan bears interest at LIBOR plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. As of March 31, 2012 and December 31, 2011, the outstanding principal and interest of approximately $0.5 million, is recorded in loans due to affiliates in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

1407 Broadway Financial

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended March 31,
	2012	2011

Total revenue	$9,019	$8,936
Property operating expenses	6,444	6,776
Depreciation and amortization	1,463	1,592
Operating income	1,112	568
Interest expense and other, net	(1,045)	(1,043)
Net income/(loss)	$67	$(475)
Company's share of net income/(loss) (49%)	$-	$(233)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	March 31, 2012	December 31, 2011

Real estate, at cost (net)	$108,732	$109,275
Intangible assets	597	663
Cash and restricted cash	10,380	10,010
Other assets	8,816	16,653
Total assets	$128,525	$136,601

Mortgage payable	$127,250	$127,250
Other liabilities	4,437	12,581
Member (deficit) capital	(3,162)	(3,230)
Total liabilities and members' capital	$128,525	$136,601

5.	CP Boston Joint Venture

On March 21, 2011, the Company and its Sponsor’s other public, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”) a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC, an unrelated third party, for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. The Company and Lightstone REIT II had 80.0% and 20.0% joint venture ownership interests, respectively, in the CP Boston Joint Venture and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash. During the second quarter of 2011, management of the CP Boston Property decided to rebrand the hotel property and incurred a franchise cancellation fee of approximately $1.2 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January 1, 2012, from Lightstone REIT II. As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”), which is included in loans due to affiliates in the consolidated balance sheet as of March 31, 2012. The Lightstone REIT II Note requires monthly payments of interest and during the three months ended March 31, 2012, the Company incurred $61 of interest expense on the Lightstone REIT II Note. The difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million.

The Company’s interest in the CP Boston Joint Venture is a managing interest. Beginning on March 21, 2011, the Company consolidated the operating results and financial condition of the CP Boston Joint Venture and accounted for the joint venture ownership interest of Lightstone REIT II as a noncontrolling interest from the date of initial acquisition through the date the Company acquired Lightstone REIT II’s 20.0% joint venture ownership interest, effective January, 1, 2012.

The Company paid approximately $9.1 million in cash and assumed approximately $0.9 million in net liabilities. Approximately $2.4 million was allocated to land, $6.1 million was allocated to building and improvements, $1.8 million was allocated to furniture and fixtures and other assets.

For the three months ended March 31, 2011, $0.3 million of revenue and $0.4 million of property operating expenses and for the three months ended March 31, 2012, $3.3 million of revenue and $3.0 million of property operating expenses are included in operating income on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

For the Three Months Ended March 31, 2011
Pro forma net revenue	$11,956
Pro forma net income/(loss)	$(3,967)
Pro forma earnings/(loss) per share	$(0.13)

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(101)	$3
Marco OP Units	59,509	43,012		102,521

Corporate Bonds and Preferred Equities	47,395	689	(2,659)	45,425
Mortgage Backed Securities ("MBS")	17,459	7	(98)	17,368
Total	$124,467	$43,708	$(2,858)	$165,317

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(32)	$72
Marco OP Units	29,222	14,097		43,319
Corporate Bonds and Preferred Equities	47,395	-	(6,257)	41,138
Mortgage Backed Securities	18,730	2	(87)	18,645
Total	$95,451	$14,099	$(6,376)	$103,174

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$16,969	$-	$47,256
Total	$30,287	$16,969	$-	$47,256

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in the consolidated balance sheet as of December 31, 2011. The Escrowed Marco OP Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements. As of March 31, 2012, the entire 703,737 Marco OP Units that the Company received in connection with the closing of the POAC/Mill Run Transaction are classified as marketable securities, available for sale, in the consolidated balance sheet.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2012 and 2011, the Company did not recognize any impairment charges. As of March 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. Additionally, for the three months ended March 31, 2012 and 2011, the Company realized $0.1 million of gross gains and $0.2 million of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally range from 27 year to 30 years.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan, which is due on demand, bears interest at Libor plus 0.85% (1.100% as of March 31, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan is $18.3 million and $20.4 million as of March 31, 2012 and December 31, 2011, respectively. Interest expense on the margin loan was $58 and $39 for the three months ended March 31, 2012 and 2011, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

Derivative Financial Instruments

In order to manage risk related to changes in the price of Simon Stock, in 2010, the Company entered into a hedge of its Marco OP Units.  The hedge transactions were executed with Morgan Stanley on 527,803 of the Marco Units (75% of the 703,737 total Marco OP Units).  The hedges were structured as a collar where a series of puts were purchased at an average strike price of $90.32 per share and a series of calls were sold at an average strike price of $109.95 per share.  Morgan Stanley is restricted under the agreement from assigning its rights to this hedge to another counter party.

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of March 31, 2012, the strike price of the calls was adjusted to $109.29 per share.

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of March 31, 2012 and December 31, 2011, the fair value of the hedges was a liability of $18.5 million and $10.9 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $17.5 million and $8.3 million, respectively. The collateral was recorded on the consolidated balance sheets under restricted escrows. For the three months ended March 31, 2012 and 2011, a loss of $7.7 million and $3.7 million, respectively, was recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

	Fair Value Measurement Using
As of March 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$3	$-	$-	$3
Marco OP Units	-	102,521	-	102,521
Corporate Bonds and Preferred Equities	-	45,425	-	45,425
MBS	-	17,368	-	17,368
Total	$3	$165,314	$-	$165,317

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(18,509)	$-	$(18,509)
Total	$-	$(18,509)	$-	$(18,509)

	Fair Value Measurement Using
As of December 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$72	$-	$-	$72
Marco OP Units	-	43,319	-	43,319
Corporate Bonds		41,138		41,138
MBS	-	18,645	-	18,645
Total	$72	$103,102	$-	$103,174

Restricted Marketable Securities:
Marco OP Units	$-	$47,256	$-	$47,256
Total	$-	$47,256	$-	$47,256

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(10,855)	$-	$(10,855)
Total	$-	$(10,855)	$-	$(10,855)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

7. Mortgages Payable

Mortgages payable, totaling approximately $223.5 million and $224.3 million at March 31, 2012 and 2011, respectively, consists of the following:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as March 31, 2012	Maturity Date	Amount Due at Maturity	March 31,2012	December 31, 2011

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$40,420	$40,539

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,440	27,500

Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,557	52,961	53,025

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.75%	June 2012	7,147	7,278	7,409

Brazos Crossing Power Center	Greater of LIBOR +3.50% or 6.75%	6.75%	December 2012	6,045	6,257	6,336

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,398	27,492

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,558	25,658

2nd Street Project	LIBOR + 1.00%	1.30%	June 2012	13,500	13,500	13,500

Crowe’s Crossing	5.44%	5.44%	November 2016	5,578	5,974	5,993

DePaul Plaza	6.4825%	6.4825%	October 2012	11,632	11,756	11,818

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,963	5,000

Total mortgages payable		5.54%		$211,681	$223,505	$224,270

Libor as of March 31, 2012 and December 31, 2011 was 0.2413% and 0.2953%, respectively. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2012:

Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
$40,613	$2,600	$29,044	$6,864	$69,179	$75,205	$223,505

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $8.4 million and $7.7 million were held in restricted escrow accounts as of March 31, 2012 and December 31, 2011, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $13.5 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio during several quarterly periods in 2010, all quarter periods in 2011, and the first quarter of 2012 (see below). The Company currently is in compliance with all of its other debt covenants.

As a result of the Company not meeting certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio, beginning in July 2011, the lender elected to retain all excess cash flow from the associated properties until the Company meets the required coverage ratios for two successive quarters. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan.  Additionally, the Company believes that the lender’s election to retain all excess cash flow from the associated properties will not have a material impact on its results of operations or financial position.

8.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was anti-dilutive and, therefore, diluted net income/(loss) per share is equivalent to basic net income/(loss) per share.

9.	Related Party Transactions

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2012	2011

Acquisition fees	$34	$221
Asset management fees	573	457
Property management fees	356	327
Development fees and leasing commissions	107	386
Total	$1,070	$1,391

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended March 31, 2012, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through March 31, 2012, cumulative distributions declared were $9.2 million, of which $8.7 million were paid. See Notes 3, 4 and 12 for other related party transactions.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed a joint venture, 50-01 2nd Street Associates Holdings LLC ( the “2nd Street Joint Venture”) to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership owns a 75% membership interest in the 2nd Street JV (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor has a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest has a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  As of March 31, 2012, the Operating Partnership’s total capital contributions were $15.5 million.  As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street JV that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street JV and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street JV, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street JV contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner entered into a loan for $13.5 million (the “Interim Loan”) with CIBC, Inc. that bears interest at Libor plus 1.0% per annum with monthly interest only payments through its stated maturity. The Interim Loan is collateralized by $13.5 million in cash held in escrow (included in restricted escrows on our consolidated balance sheet as of March 31, 2012) and is guaranteed by our Sponsor.  In addition, the 2nd Street Owner incurred approximately $0.2 million in deferred financing costs associated with the 2nd Street Project through March 31, 2012.  The Company’s Advisor will be entitled to an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.5 million upon expiration of the Put.

The acquired land is expected to be used for the future development of a residential project (the “2nd Street Project”).  The 2nd Street Owner is currently exploring the development plans and financing alternatives for the 2nd Street Project.

 Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the sponsor of the Company, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10.0% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. The Company has not exercised its option, in whole or in part, as of the date of this filing. There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10.0% ownership interest in Festival Bay Mall.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates, and the margin loan approximated their fair values as of March 31, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of March 31, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$223.5	$222.5	$224.3	$224.4

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

11.	Segment Information

The Company currently operates in four business segments as of March 31, 2012: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2012 and 2011 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2012 and December 31, 2011. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2011 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2012 and 2011, and total assets as of March 31, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2012
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,726	$3,098	$1,530	$4,169	$-	$12,523

Property operating expenses	855	1,375	452	3,402	14	6,098
Real estate taxes	428	333	168	178	-	1,107
General and administrative costs	7	75	-	91	1,477	1,650

Net operating income (loss)	2,436	1,315	910	498	(1,491)	3,668

Depreciation and amortization	1,027	407	474	229	-	2,137

Operating income	$1,409	$908	$436	$269	$(1,491)	$1,531

As of March 31, 2012:
Total Assets	$135,190	66,675	61,501	33,135	276,466	$572,967

	For the Three Months Ended March 31, 2011
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,767	$2,981	$1,721	$1,075	$-	$8,544

Property operating expenses	703	1,366	477	805	-	3,351
Real estate taxes	283	321	221	74	-	899
General and administrative costs	(90)	24	(9)	34	1,759	1,718

Net operating income (loss)	1,871	1,270	1,032	162	(1,759)	2,576

Depreciation and amortization	924	391	517	129	-	1,961

Operating income	$947	$879	$515	$33	$(1,759)	$615

As of December 31, 2011:
Total Assets	$134,952	$66,702	$61,721	$31,229	$269,752	$564,356

12.	Commitments and Contingencies

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court.

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

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest and the POAC Interest, our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of March 31, 2012.

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

Simon Tax Matters Agreements

In connection with the closing of the POAC/Mill Transaction, the LVP Parties entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions)(Unaudited)

POAC/Mill Run Simon Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties have provided POAC/Mill Run Simon Loan Collection Guaranties with respect to the draws under a revolving credit facility made in connection with the closing of the POAC/Mill Run Transaction. Under the terms of the POAC/Mill Run Simon Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The POAC/Mill Run Simon Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the POAC/Mill Run Transaction Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the POAC/Mill Run Transaction, the Company recorded a liability in the amount of $0.1 million, representing the estimated fair value of the POAC/Mill Run Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2012 and December 31, 2011, respectively.

Outlet Centers Simon Loan Collection Guaranties

In connection with the closing of the Outlet Centers Transaction, the Operating Partnership and PRO have provided Outlet Centers Simon Loan Collection Guaranties with respect to the draws under a revolving credit facility made in connection with the closing of the Outlet Centers Transaction. Under the terms of the Outlet Centers Simon Loan Collection Guaranties, the Company, its Operating Partnership and PRO are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The Outlet Centers Simon Loan Collection Guaranties by the Company, its Operating Partnership and PRO are limited to a specified aggregate maximum of $63.8 million, with the maximum of each of the respective parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the Outlet Centers Simon Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the Outlet Centers Transaction, the Company recorded a liability in the amount of $32, representing the estimated fair value of the Outlet Centers Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2012.

13.	Subsequent Events

Distribution Payment

On April 13, 2012, the distribution for the three-month period ending March 31, 2012 was paid in full using a combination of cash and approximately 0.2 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash flows provided from operations (approximately $3.5 million or 66%) and excess cash proceeds from the issuance of common stock through the Company’s Distribution Reinvestment Program (approximately $1.8 million or 34%).

Distribution Declaration

On May 14, 2012, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 13, 2012 to shareholders of record as of June 30, 2012. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.” Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-117367), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”) and Lightstone Value Plus REIT, LP, (the “Operating Partnership”) and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Lightstone REIT has acquired and operates commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial properties and that our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes.

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

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as an availability of credit, financial markets volatility and recession.

U.S. and global credit and equity markets have undergone significant volatility and disruption over the last several years, making it difficult for many businesses to obtain financing on acceptable terms or at all.  As a result of this disruption, in general there has been an increase in costs associated with borrowings and refinancing as well as limited availability of funds for borrowing and refinancing. If these conditions continue or worsen, our cost of borrowings may increase and it may be more difficult to finance investment opportunities in the short term.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2012	Annualized Revenues based on rents at March 31, 2012	Annualized Revenues per square foot March 31, 2012
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	81.2%	$3.8 million	$14.34
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	91.4%	2.4 million	$14.83
Brazos Crossing Power Center	Lake Jackson, TX	2007-2008	61,213	100.0%	$0.8 million	$12.58
Crowe's Crossing	Stone Mountain, GA	1986	93,728	76.8%	$0.6 million	$8.80
DePaul Plaza	Bridgeton, MO	1985	187,090	86.4%	$1.8 million	$11.06
Everson Pointe	Snellville, GA	1999	81,428	89.1%	$0.8 million	$11.02
		Retail Total	930,808	85.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	82.9%	$3.0 million	$10.77
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,364	70.2%	$1.6 million	$4.68
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	91.2%	$1.1 million	$6.62
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.5 million	$1.71
		Industrial Total	1,287,098	83.0%

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2012	Annualized Revenues based on rents at March 31, 2012	Annualized Revenues per unit March 31, 2012
Multi - Family Residential
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.6%	$7.6 million	$7,885
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	97.5%	$3.8 million	$6,912
		Residential Total	1,585	95.6%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended March 31, 2012	Revenue per Available Room through March 31, 2012
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	26,481	77.1%	$31.31

CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	33,186	30.0%	$28.17

		Hospitalisty Total	30,389	50.9%

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2012	Annualized Revenues based on rents at March 31, 2012	Annualized Revenues per square foot March 31, 2012
Unconsolidated Affiliated Real Estate Entities-Office:

1407 Broadway(1)	New York, NY	1952	1,114,695	80.1%	$35.5 million	$39.78

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three and nine months ended March 31, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

For the Three Months Ended March 31, 2012 vs. March 31, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $4.0 million to $12.5 million for the three months ended March 31, 2012 compared to $8.5 million for the same period in 2011. The increase reflects higher revenues in our Hotel Hospitality and Retail segments of $3.1 million and $1.0 million, respectively. Revenues in our Multi-Family Residential and Industrial segments remained relatively flat. See “Segment Results of Operations for the Three Months Ended March 31, 2012 compared to March 31, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $2.7 million to $6.1 million for the three months ended March 31, 2012 compared to $3.4 million for the same period in 2011. The increase reflects higher property operating expenses in our Hotel Hospitality of approximately $2.6 million in the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011.

Real estate taxes

Real estate taxes increased by approximately $0.2 million to $1.1 million for the three months ended March 31, 2012 compared to $0.9 million for the same period in 2011. The increase of approximately $0.3 million attributable to the timing of acquisitions made in 2011 partially offset by decreases due to reassessments.

General and administrative expenses

General and administrative expenses were relatively unchanged at $1.7 million for both the three months ended March 31, 2012 and the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense expenses were relatively unchanged at approximately $2.0 million for both the three months ended March 31, 2012 and the same period in 2011.

Mark to market adjustment on derivative financial instruments

During the three months ended March 31, 2012 and 2011, we recorded negative mark to market adjustment on derivative financial instruments of $7.7 million and $3.7 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest income

Interest income increased by approximately $0.4 million to $3.6 million for the three months ended March 31, 2012 compared to $3.2 million the same period in 2011. The increase is primarily attributable to higher interest on our mortgages receivable partially offset by lower income from our marketable equity securities.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.4 million to $3.4 million for the three months ended March 31, 2012 compared to $3.0 million for the same period in 2011. The increase is primarily attributable to the debt associated with 2011 acquisitions.

Gain on disposition of unconsolidated affiliated real estate entities

On March 1, 2012, Marco OP Units previously held in escrow for potential indemnified liabilities related to the disposition of certain of our investments in unconsolidated affiliated real estate entities in August 2010 were fully released to us. As a result, we recognized a previously deferred gain in the amount of $30.3 million during the three months ended March 31, 2012. See Note 3 for additional information.

Loss on sale of marketable securities

Loss on sale of marketable securities decreased by $0.7 million to $0.1 million for the three months ended March 31, 2012 compared to $0.8 million for the same period in 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended March 31, 2012 compared to a loss of $0.2 million during the same period in 2011. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”) in the 2011 period, (iv) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor.

Segment Results of Operations for the Three Months Ended March 31, 2012 compared to March 31, 2011

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,726	$2,767	$959	34.7%
NOI	2,436	1,871	565	30.2%
Average Occupancy Rate for period	86.6%	82.8%		3.8%

Revenues increased by approximately $1.0 million for the three months ended March 31, 2012 compared to the same period in 2011. The higher revenues for the 2012 period are reflect an aggregate $0.8 million for Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively (November 22, 2011). Revenues at our other retail properties were relatively consistent in the 2012 and 2011 periods.

NOI increased by approximately $0.6 million for the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily attributable to the timing of the aforementioned 2011 property acquisitions.

Multi- Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,098	$2,981	$117	3.9%
NOI	1,315	1,270	45	3.5%
Average Occupancy Rate for period	94.9%	93.5%		1.5%

Revenues increased by approximately $0.1 million for the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily attributable to the higher average occupancy rate in the 2012 period.

NOI increased by approximately $0.1 million during the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$1,530	$1,721	$(191)	-11.1%
NOI	910	1,032	(122)	-11.8%
Average Occupancy Rate for period	82.4%	70.5%		11.9%

Revenues decreased by $0.2 million for the three months ended March 31, 2012 compared to the same period in 2011. This decrease is primarily attributable to a reduction in revenues recognized at Sarasota due to a tenant dispute.

NOI decreased by $0.1 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of the revenues decline discussed above.

Hotel Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$4,169	$1,075	$3,094	287.8%
NOI	498	162	336	207.4%
Average Occupancy Rate for period	50.9%	67.7%		-16.8%
Rev PAR	$29.57	$30.04	$(0.47)	-1.6%

The revenues in our Hotel Hospitality Segment increased by approximately $3.1 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase reflects higher aggregate rental revenues and other service income of approximately $3.0 million in the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011. Other service income was $2.4 million in the 2012 period and consists of revenues of $1.0 million, $1.3 million and $0.1 million from food and beverage services, water park admissions and arcade income, respectively. The lower average occupancy rate and the increased Rev PAR during the 2012 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.3 million for the three months ended March 31, 2012 compared to the same period in 2011. This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $2.6 million during the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011.

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

We currently have $223.5 million of outstanding mortgage debt, $2.9 million of loans due to affiliates and an $18.3 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2012, our total borrowings of $244.7 million represented 77% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Acquisition fees	$34	$221
Asset management fees	573	457
Property management fees	356	327
Development fees and leasing commissions	107	386
Total	$1,070	$1,391

As of March 31, 2012, we had approximately $16.0 million of cash and cash equivalents on hand and $165.3 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows provided by operating activities	$5,260	$2,359
Cash flows used in investing activities	(11,181)	(45,199)

Cash flows (used in)/provided by financing activities	(9,628)	31,546
Net change in cash and cash equivalents	(15,549)	(11,294)

Cash and cash equivalents, beginning of the period	31,525	24,318
Cash and cash equivalents, end of the period	$15,976	$13,024

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv)leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the disposition of properties or interests in properties, (iii) the issuance of equity and debt securities and (iv) the placement of mortgage loans or other indebtedness.

Operating activities

Net cash flows provided by operating activities of $5.3 million for the three months ended March 31, 2012 consists of the following:

•	cash inflows of approximately $4.0 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $1.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $11.2 million the three months ended March 31, 2012 consists primarily of the following:

•	purchases or deposits for purchases of investment property of approximately $3.4 million;

•	funding for the collateral requirement on our Marco OP Units Collar of approximately $9.0 million;

•	proceeds from the sale of marketable securities of $1.2 million;

Financing activities

The net cash used by financing activities of approximately $9.6 million for the three months ended March 31, 2012 is primarily related to the following:

•	distributions to our common shareholders of $3.7 million and common share redemptions of $1.2 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $2.1 million and contributions from our noncontrolling interests of $0.2 million;

•	debt principal payments $2.8 million; and

The following summarizes our indebtedness maturing in 2012 and our current intentions:

•	Our mortgage on the Houston Extended Stay Hotels has an outstanding principal balance of $7.3 million as of March 31, 2012 and is scheduled to mature in June 2012 at which time we will be required to make a balloon principal payment of $7.1 million. However, this loan may be extended, subject to satisfaction of certain conditions, for two additional one-year periods and we currently expect to exercise the first one-year extension option before the scheduled maturity date.
•	Our mortgage on the 2nd Street Project has an outstanding principal balance of $13.5 million as of March 31, 2012 and is scheduled to mature in June 2012 at which time we will be required to make a balloon principal payment of $13.5 million. This loan is fully collateralized by a cash escrow account held by the lender. We plan to seek an extension to the maturity date of this loan; however, if we are unable to extend the loan at acceptable terms with the lender, we intend to refinance or repay in full (using the cash escrow account) the amount due at maturity.
•	Our mortgage on the DePaul Plaza has an outstanding principal balance of $11.8 million as of March 31, 2012 and is scheduled to mature in October 2012 at which time we will be required to make a balloon principal payment of $11.6 million. We intend to refinance or repay in full the amount due at maturity.
•	Our mortgage on the Brazos Crossing Power Center has an outstanding principal balance of $6.3 million as of March 31, 2012 and is scheduled to mature in December 2012 at which time we will be required to make a balloon principal payment in the amount of $6.0 million. We plan to seek an extension to the maturity date of this loan; however, if we are unable to extend the loan at acceptable terms with the lender, we intend to refinance or repay in full the amount due at maturity.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and we are currently renovating and improving the property. During the three months ended March 31, 2012, we spent approximately $2.2 million on renovations and improvements and it is expected that approximately $13.2 million of additional renovations and improvements will be completed during 2012.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of distributions in accordance with REIT requirements in both the short and long-term.   We believe our current financial condition is sound, however due to the current economic conditions and the continued weakness in, and unpredictability of, the capital and credit markets, we can give no assurance that affordable access to capital will exist when our debt maturities occur.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. We redeemed redemption requests at an average price per share of common stock of $9.00. We fund share redemptions from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP. Our Board of Directors reserves the right to terminate the either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders. As of March 31, 2012, the share price determined by our Board of Directors for the share redemption program is $9.00 per share.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2012.

Contractual Obligations	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total

Mortgage Payable [1]	$40,613	$2,600	$29,044	$6,864	$69,179	$75,205	$223,505
Interest Payments[2]	9,031	10,637	10,481	8,876	6,534	620	46,179

Total Contractual Obligations	$49,644	$13,237	$39,525	$15,740	$75,713	$75,825	$269,684
1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of March 31, 2012 was used.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company currently is in compliance with all of its debt covenants, with the exception of certain debt service coverage ratios on the debt associated with the Gulf Coast Industrial Portfolio.

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

In addition to the mortgage payable described above, we use a margin loan that is available from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $18.3 million at March 31, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.100% as of March 31, 2012).

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under generally accepted accounting principles in the United States, or GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the primary offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income/(loss)	$24,807	$(3,800)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,137	1,961
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	717	781
Adjustments to equity in earnings from unconsolidated entities, net	33	-
Gain on disposal of unconsolidated affiliated real estate entities	(30,287)	-
FFO	(2,593)	(1,058)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	103	733
Amortization of above or below market leases and liabilities(2)	(42)	(81)
Accretion of discounts and amortization of premiums on debt investments	(519)	-
Mark-to-market adjustments(3)	7,654	3,721
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-
Gain/(loss) on sale of marketable securities	82	793
MFFO	4,685	4,108
Straight-line rent(5)	$(119)	$(260)
MFFO - IPA recommended format	$4,566	$3,848

Net income/(loss)	$24,807	$(3,800)
Less: income attributable to noncontrolling interests	(2,704)	136
Net income/(loss) applicable to company's common shares	$22,103	$(3,664)
Net income/(loss) per common share, basic and diluted	$0.74	$(0.12)

FFO	$(2,593)	$(1,058)
Less: FFO attributable to noncontrolling interests	(194)	93
FFO attributable to company's common shares	$(2,787)	$(965)
FFO per common share, basic and diluted	$(0.09)	$(0.03)

MFFO - IPA recommended format	$4,566	$3,848
Less: MFFO attributable to noncontrolling interests	(261)	(93)
MFFO attributable to company's common shares	$4,305	$3,755

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
March 31, 2012

FFO	$42,838
Distributions	$90,730

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Distribution period:	Q1 2012	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared	March 30, 2012		March 4, 2011

Date distribution paid	April 13, 2012		April 15, 2011

Distributions paid	$3,452		$3,654
Distributions reinvested	1,760		1,824
Total Distributions	$5,212		$5,478

Source of distributions:
Cash flows provided by operations	$3,452	66%	$2,359	43%
Excess cash	-	0%	1,295	24%
Proceeds from issuance of common stock through DRIP	1,760	34%	1,824	33%
Total Sources	$5,212	100%	$5,478	100%

Cash flows provided by/(used in) operations (GAAP basis)	$5,260		$2,359

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	185		192

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of March 31, 2012, our net tangible book value per share was $9.86. The offering price of shares under our DRIP at March 31, 2012 was $10.12.

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

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2012 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2012, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of March 31, 2012, we held various marketable securities with a fair value of approximately $165.3 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of March 31, 2012, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $16.5 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of March 31, 2012:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$40,613	$2,600	$29,044	$6,864	$69,179	$75,205	$223,505	$222,479

Marco OP Units Collar:

Notional Amount	527,803	Units						$(18,509)

Average Cap (Highest)	$109.29
Average Floor (Lowest)	$90.32

As of March 31, 2012, approximately $32.0 million, or 14%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of March 31, 2012, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.3 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the margin loan approximated their fair values as of March 31, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of March 31, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$223.5	$222.5	$224.3	$224.4

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2012, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 14, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

