Form 10-Q
period 2012-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2012-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52610

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1237795
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1
Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐  No ☑

As of August 7, 2012, there were approximately 30.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)
Assets
Investment property:
Land and improvements	$80,570	$85,685
Building and improvements	217,455	214,097
Furniture and fixtures	3,676	3,459
Construction in progress	6,853	1,688
Gross investment property	308,554	304,929
Less accumulated depreciation	(25,698)	(21,725)
Net investment property	282,856	283,204
Investments in unconsolidated affiliated real estate entities	14,940	14,780
Cash and cash equivalents	29,645	31,525
Marketable securities, available for sale	170,522	103,174
Restricted marketable securities, available for sale	-	47,256
Restricted escrows	47,298	33,543
Tenant accounts receivable (net of allowance for doubtful accounts of $166 and $173, respectively)	2,145	2,364
Mortgages receivable	32,067	31,062
Intangible assets, net	4,384	1,475
Interest receivable from related parties	2,243	2,269
Prepaid expenses and other assets	6,675	8,115
Assets held for sale (See Note 8)	5,406	5,589
Total Assets	$598,181	$564,356

Liabilities and Stockholders' Equity
Mortgages payable	$216,466	$217,934
Margin loan	39,687	20,400
Accounts payable and accrued expenses	31,687	17,571
Due to sponsor	642	751
Loans due to affiliates	2,773	476
Tenant allowances and deposits payable	1,257	1,329
Distributions payable	5,222	5,557
Deferred rental income	975	964
Acquired below market lease intangibles, net	1,774	400
Deferred gain on disposition	-	30,287
Liabilities held for sale (See Note 8)	6,303	6,373
Total Liabilities	306,786	302,042
Commitments and contingencies (See Note 13)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 29,866 and 29,747 shares issued and outstanding in 2011 and 2010, respectively	299	297
Additional paid-in-capital	264,100	263,558
Accumulated other comprehensive income	43,389	22,104
Accumulated distributions in excess of net earnings	(51,148)	(59,418)
Total Company's stockholders' equity	256,640	226,541
Noncontrolling interests	34,755	35,773
Total Stockholders' Equity	291,395	262,314
Total Liabilities and Stockholders' Equity	$598,181	$564,356

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Rental income	$9,699	$8,327	$18,223	$15,462
Tenant recovery income	1,486	1,213	2,831	2,370
Other service income	2,104	2,594	4,508	2,594

Total revenues	13,289	12,134	25,562	20,426

Expenses:
Property operating expenses	6,289	6,256	12,358	9,584
Real estate taxes	1,027	948	2,101	1,811
General and administrative costs	1,648	2,376	3,298	4,094
Franchise cancellation expense	-	1,234	-	1,234
Depreciation and amortization	2,831	2,089	4,901	3,983

Total operating expenses	11,795	12,903	22,658	20,706

Operating income/(loss)	1,494	(769)	2,904	(280)

Other income, net	504	86	852	165
Mark to market adjustment on derivative financial instruments	(5,410)	(3,613)	(13,064)	(7,334)
Interest income	3,573	4,666	7,232	7,894
Interest expense	(3,211)	(2,905)	(6,463)	(5,766)
Gain on disposition of unconsolidated affiliated real estate entities	-	-	30,287	-
Loss on sale of marketable securities	(316)	(2,201)	(398)	(2,994)
Income/(loss) from investments in unconsolidated affiliated real estate entities	88	(67)	171	(300)

Net (loss)/income from continuing operations	(3,278)	(4,803)	21,521	(8,615)

Net income from discontinued operations	27	7	35	20

Net (loss)/income	(3,251)	(4,796)	21,556	(8,595)

Less: net (income)/loss attributable to noncontrolling interests	(153)	217	(2,857)	353
Net (loss)/income attributable to Company's common shares	$(3,404)	$(4,579)	$18,699	$(8,242)

Basic and diluted net (loss)/income per Company's common share:
Continuing operations	$(0.11)	$(0.14)	$0.63	$(0.26)
Discontinued operations	-	-	-	-

Net (loss)/income per Company’s common share, basic and diluted	$(0.11)	$(0.14)	$0.63	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	29,902	31,667	29,875	31,660

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss)/income	$(3,251)	$(4,796)	$21,556	$(8,595)

Other comprehensive income:
Unrealized gain on available for sale securities	6,810	7,656	22,963	12,894
Reclassification adjustment for gains included in net income	6	66	11	251

Other comprehensive income	6,816	7,722	22,974	13,145

Comprehensive income	3,565	2,926	44,530	4,550

Less: Comprehensive income attributable to non-controlling interests	(750)	(344)	(4,546)	(674)

Comprehensive income attributable to the Company's common shares	$2,815	$2,582	$39,984	$3,876

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (UNAUDITED)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2011	29,747	$297	$263,558	$22,104	$(59,418)	$35,773	$262,314

Net income	-	-	-	-	18,699	2,857	21,556
Other comprehensive income				21,285	-	1,689	22,974

Distributions declared	-	-	-	-	(10,429)	-	(10,429)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,995)	(3,995)
Contributions received from noncontrolling interests	-	-	-	-	-	626	626
Redemption and cancellation of shares	(246)	(2)	(2,270)	-	-	-	(2,272)
Shares issued from distribution reinvestment program	365	4	3,577	-	-	-	3,581
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)

BALANCE, June 30, 2012	29,866	$299	$264,100	$43,389	$(51,148)	$34,755	$291,395

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$21,556	$(8,595)
Less net income – discontinued operations	35	20
Net income/(loss) – continuing operations	21,521	(8,615)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,901	3,983
Mark to market adjustment on derivative financial instruments	13,064	7,334
Loss on sale of marketable securities	398	2,994
Gain on disposition of unconsolidated affiliated real estate entities	(30,287)	-
(Income)/loss from investments in unconsolidated affiliated real estate entities	(171)	300
Other non-cash adjustments	(933)	(302)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	625	(81)
Increase in tenant and other accounts receivable	(32)	(580)
Increase/(decrease) in tenant allowance and security deposits payable	118	(170)
Increase in accounts payable and accrued expenses	959	2,376
(Decrease)/increase in due to Sponsor	(355)	53
Increase in deferred rental income	11	62
Net cash provided by operating activities – continuing operations	9,819	7,354
Net cash provided by operating activities – discontinued operations	307	272
Net cash provided by operating activities	10,126	7,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(5,015)	(12,482)
Purchase of noncontrolling interest in a subsidiary	(560)	-
Purchase of investment in unconsolidated affiliated real estate entities	(44)	(1,878)
Purchase of marketable securities	(6,983)	(95,184)
Purchase of mortgages receivable	-	(20,449)
Collections on mortgage receivable	57	-
Payments on note payable	(60)	-
Proceeds from sale of marketable securities	9,467	74,979
Distribution from investments in unconsolidated affiliates	115	329
Deposit for purchase of real estate, net	2,400	(3,141)
Funding to restricted escrows	(16,155)	(442)
Net cash used in investing activities – continuing operations	(16,778)	(58,268)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(16,778)	(58,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(1,531)	(631)
Payments from loans due to affiliates	-	(473)
Redemption and cancellation of common stock	(2,272)	(3,387)
Net margin loan proceeds	19,287	45,153
Contributions received from noncontrolling interests	626	3,760
Distributions paid to noncontrolling interests	(3,995)	(3,533)
Distributions paid to Company's common stockholders	(7,184)	(7,332)
Net cash provided by financing activities – continuing operations	4,931	33,557
Net cash used in financing activities – discontinued operations	(159)	(59)
Net cash provided by financing activities	4,772	33,498

Net change in cash and cash equivalents	(1,880)	(17,144)
Cash and cash equivalents, beginning of period	31,525	24,318
Cash and cash equivalents, end of period	$29,645	$7,174

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,568	$5,625
Distributions declared	$10,429	$11,000
Value of shares issued from distribution reinvestment program	$3,581	$3,742
Issuance of note payable in exchange for remaining interest in CP Boston Joint Venture	$2,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT”) was formed on June 8, 2004 (date of inception) and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.3% interest as of June 30, 2012.

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

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to October 10, 2018 (the tenth anniversary of the completion of its initial public offering,) its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

As of June 30, 2012, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 6 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 3 hotel hospitality properties containing a total of 656 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 development outlet center retail projects. All of the Company’s properties are located within the United States. As of June 30, 2012, the retail properties, the industrial properties, the multi-family residential properties and the office property were 85.7%, 82.9%, 95.1% and 82.7% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $34.72 and occupancy was 56.7%, respectively for the six months ended June 30, 2012.

On July 30, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos”), a retailing shopping center located in Lake Jackson, Texas. The operating results of Brazos have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of Brazos are classified as held for sale in the consolidated balance sheets for all periods presented.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

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

The consolidated balance sheet as of December 31, 2011 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K, adjusted to present the classification of Brazos as held for sale (see Note 8 for additional information).

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

3.	Gain on Disposition of Unconsolidated Affiliated Real Estate Entities

As of December 31, 2011, the Company’s consolidated balance sheet included a deferred gain of approximately $30.3 million representing the remaining deferred gain related to its disposition of certain investments in unconsolidated affiliated real estate entities in August 2010. The gain was deferred because certain equity interests (the “Escrowed Marco Units”) received as part of the consideration in connection with the disposition were placed into escrow for potential indemnification for certain liabilities and obligations that could arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012. The Escrowed Marco Units were fully released to the Company on March 1, 2012 as no liabilities or obligations arose under the POAC/Mill Run Tax Protection Agreements and the Company recognized the remaining deferred gain of $30.3 million during the first quarter of 2012. See Note 12 for additional information.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	June 30, 2012	December 31, 2011
Grand Prairie Holdings LLC ("GPH")	March 30, 2009 & August 25, 2009	40.0%	$5,325	$5,297
Livermore Valley Holdings LLC ("LVH")	March 30, 2009 & August 25, 2009	40.0%	9,615	9,483
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	-	-
Total investments in unconsolidated affiliated real estate entities			$14,940	$14,780

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

GPH

The Company has an aggregate 40.0% membership interest in GPH, of which 25.0% and 15.0% are held by the Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), respectively. GPH, through subsidiaries, holds various ownership interests in certain entities, including (i) a 50.0% ownership interest in the entity that is developing an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) , which will consist of approximately 418,000 square feet of gross leasable area (“GLA”) and is currently under construction and scheduled to open on August 17, 2012 and (ii) a 100.0% ownership interest in an entity that holds certain rights related to the land on which the Grand Prairie Outlet Center is located.

The Company’s ownership interest in GPH is a non-managing interest, with certain consent rights with respect to major decisions. The Company accounts for its ownership interest in GPH under the equity method of accounting in its consolidated financial statements. An affiliate of the Company’s Sponsor has a 60.0% membership interest in GPH and is the majority owner and manager. Contributions, profits and cash distributions are allocated in accordance with each investor’s ownership percentage.

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Operating loss	$(2)	$-	$(2)	$-

Interest income and other, net	100	16	124	16

Income from investment in unconsolidated affiliated entity	2	-	72	-

Net income	$100	$16	$194	$16

The following table represents the unaudited condensed balance sheet for GPH:

	As of	As of
	June 30, 2012	December 31, 2011

Investments in unconsolidated affiliated real estate entities	$10,186	$10,114
Marketable securities, available for sale	4,045	3,350
Other assets	19	127
Total assets	$14,250	$13,591

Other liabilities	$35	$142
Members' capital	14,215	13,449
Total liabilities and members' capital	$14,250	$13,591

LVH

The Company has an aggregate 40.0% membership interest in LVH, of which 25.0% and 15.0% are held by the Operating Partnership and PRO, respectively. LVH, through subsidiaries, holds various ownership interests in certain entities, including (i) a 50.0% ownership interest in the entity that is developing an outlet center located in Livermore Valley, California (the “Livermore Valley Outlet Center”), which will consist of approximately 511,000 square feet of GLA and is currently under construction and scheduled to open in the fourth quarter of 2012 and (ii) a 100.0% ownership interest in an entity that owns a parcel of land adjacent to the Livermore Valley Outlet Center, which was acquired for the potential expansion to the Livermore Outlet Center.

The Company’s ownership interest is a non-managing interest, with certain consent rights with respect to major decisions. The Company accounts for its ownership interest in LVH under the equity method of accounting in its consolidated financial statements. An affiliate of the Company’s Sponsor has a 60.0% membership interest in LVH and is the majority owner and manager. Contributions, profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

LVH Financial Information

LVH had no operating results for the three and six months ended June 30, 2011. The following table represents the unaudited condensed income statement for LVH for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Interest income and other, net	$121	$164

Income from investment in unconsolidated affiliated entity	-	69

Net income	$121	$233

Company's share of net income (40.0%)	$48	$93

The following table represents the unaudited condensed balance sheet for LVH as of the dates indicated:

	As of	As of
	June 30, 2012	December 31, 2011

Construction in progress	$3,986	$3,776
Investments in unconsolidated affiliated real estate entities	14,246	14,176
Marketable securities, available for sale	7,385	6,117
Other assets	19	127
Total assets	$25,636	$24,196

Other liabilities	$293	$226
Members' capital	25,343	23,970
Total liabilities and members' capital	$25,636	$24,196

1407 Broadway

The Company has a 49.0% ownership in 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, New York. During the second quarter of 2011, the Company’s share of cumulative losses resulting from its ownership interest in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero. Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero, the Company has suspended the recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During 2010 the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $1.5 million. During 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. The loan bears interest at LIBOR plus 2.5%. The principal and interest on this loan is due the earlier of February 28, 2020 or on demand. As of June 30, 2012 and December 31, 2011, the outstanding principal and interest of approximately $0.5 million, is recorded in loans due to affiliates in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Total revenue	$9,255	$9,056	$18,274	$17,992
Property operating expenses	6,544	7,427	12,988	14,204
Depreciation and amortization	1,376	1,328	2,839	2,920
Operating income	1,335	301	2,447	868
Interest expense and other, net	(992)	(985)	(2,037)	(2,028)
Net income/(loss)	$343	$(684)	$410	$(1,160)
Company's share of net income/(loss) (49%)	$-	$(73)	$-	$(306)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	June 30, 2012	December 31, 2011

Real estate, at cost (net)	$107,891	$109,275
Intangible assets	545	663
Cash and restricted cash	9,790	10,010
Other assets	18,044	16,653

Total assets	$136,270	$136,601

Mortgage payable	$127,250	$127,250
Other liabilities	11,840	12,581
Member deficit	(2,820)	(3,230)

Total liabilities and members' capital	$136,270	$136,601

5.	CP Boston Joint Venture

On March 21, 2011, the Company and its Sponsor’s other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), acquired, through LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”) a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC, an unrelated third party, for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. The Company and Lightstone REIT II had 80.0% and 20.0% joint venture ownership interests, respectively, in the CP Boston Joint Venture and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash. During the second quarter of 2011, management of the CP Boston Property decided to rebrand the hotel property and incurred a franchise cancellation fee of approximately $1.2 million.

The CP Boston Joint Venture established a taxable subsidiary, LVP CP Boston Holding Corp., which has entered into an operating lease agreement for the CP Boston Property. At closing, LVP CP Boston Holding Corp. also entered into an interim management agreement with Sage Client 289, LLC, an unrelated third party, for the management of the Hotel and the Water Park.

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January, 1, 2012, from Lightstone REIT II. As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”), which is included in loans due to affiliates in the consolidated balance sheet as of June 30, 2012. The Lightstone REIT II Note requires monthly payments of interest and during the three months ended June 30, 2012, the Company incurred $61 of interest expense on the Lightstone REIT II Note. The difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

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

For the three and six months ended June 30, 2012 approximately $3.6 million and $6.9 million of revenue, respectively and $3.0 million and $6.0 million of property operating expenses, respectively and for the three and six months ended June 30, 2011 approximately $3.9 million and $4.2 million of revenue, respectively and $2.8 million and $3.7 million of property operating expenses, respectively are included in operating loss on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Pro forma net revenue	$12,382	$24,339
Pro forma net income/(loss)	$(4,796)	$(8,899)
Pro forma earnings/(loss) per share	$(0.15)	$(0.28)

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(3)	$4
Marco OP Units	59,508	50,036	-	109,544
Corporate Bonds and Preferred Equities	47,263	834	(3,120)	44,977
Mortgage Backed Securities ("MBS")	16,078	15	(96)	15,997
Total	$122,856	$50,885	$(3,219)	$170,522

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(32)	$72
Marco OP Units	29,222	14,097		43,319
Corporate Bonds and Preferred Equities	47,395	-	(6,257)	41,138
Mortgage Backed Securities	18,730	2	(87)	18,645
Total	$95,451	$14,099	$(6,376)	$103,174

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$16,969	$-	$47,256
Total	$30,287	$16,969	$-	$47,256

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in the consolidated balance sheet as of December 31, 2011. The Escrowed Marco OP Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements. As of June 30, 2012, the entire 703,737 Marco OP Units that the Company received in connection with the closing of the POAC/Mill Run Transaction are classified as marketable securities, available for sale, in the consolidated balance sheet.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any impairment charges. As of June 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three and six months ended June 30, 2012 the Company realized $0.3 million and $0.4 million of gross losses, respectively, and, for the three and six months ended June 30, 2011 the Company realized $2.2 million and $3.0 million of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally range from 27 year to 30 years.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan, which is due on demand, bears interest at Libor plus 0.85% (1.100% as of June 30, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan is $39.7 million and $20.4 million as of June 30, 2012 and December 31, 2011, respectively. Interest expense on the margin loan was $92 and $150 for the three and six months ended June 30, 2012, respectively and $125 and $164 for the three and six months ended June 30, 2011.

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

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of June 30, 2012, the strike price of the calls was adjusted to $109.05 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of June 30, 2012 and December 31, 2011, the fair value of the hedges was a liability of $23.9 million and $10.9 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $22.0 million and $8.3 million, respectively. The collateral was recorded on the consolidated balance sheets under restricted escrows. For the three and six months ended June 30, 2012, a loss of $5.4 million and $13.1 million, respectively, and, for the three and six months ended June 30, 2011, a loss of $3.6 million and $7.3 million, respectively, was recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$-	$-	$-	$-

Marketable Securities:
Equity Securities, primarily REITs	$4	$-	$-	$4
Marco OP Units	-	109,544	-	109,544
Corporate Bonds and Preferred Equities	-	44,977	-	44,977
MBS	-	15,997	-	15,997
Total	$4	$170,518	$-	$170,522

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(23,919)	$-	$(23,919)
Total	$-	$(23,919)	$-	$(23,919)

	Fair Value Measurement Using
As of December 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$72	$-	$-	$72
Marco OP Units	-	43,319	-	43,319
Corporate Bonds		41,138		41,138
MBS	-	18,645	-	18,645
Total	$72	$103,102	$-	$103,174

Restricted Marketable Securities:
Marco OP Units	$-	$47,256	$-	$47,256
Total	$-	$47,256	$-	$47,256

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(10,855)	$-	$(10,855)
Total	$-	$(10,855)	$-	$(10,855)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2012	Maturity Date	Amount Due at Maturity	June 30, 2012	December 31, 2011

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$40,306	$40,539

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,356	27,500

Gulf Coast Industrial Portfolio	5.83%	5.83%	February 2017	49,557	52,813	53,025

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.74%	June 2013	6,622	7,147	7,409

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,307	27,492

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,460	25,658

2nd Street Project	LIBOR + 1.00%	1.27%	September 2012	13,500	13,500	13,500

Crowe’s Crossing	5.44%	5.44%	November 2016	5,578	5,956	5,993

DePaul Plaza	6.4825%	6.4825%	October 2012	11,632	11,695	11,818

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,926	5,000
Total mortgages payable		5.50%		$205,111	$216,466	$217,934

Libor as of June 30, 2012 and December 31, 2011 was 0.2458% and 0.2953%, respectively. Each of the loans is secured by acquired real estate and is non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2012:

Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
$26,690	$9,484	$29,044	$6,864	$69,179	$75,205	$216,466

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $9.6 million and $7.7 million were held in restricted escrow accounts as of June 30, 2012 and December 31, 2011, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $13.5 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows as of June 30, 2012 and December 31, 2011. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

The loan secured by the Houston Extended Stay Hotels was scheduled to mature on June 16, 2012.  The loan provides for the Company to request either one or two, one year extensions of the loan.  The request must be made thirty to ninety days before the loans maturity and the lender is required to grant the extension as long as the loan is not in default. During the second quarter of 2012 the Company requested and the lender granted the first one year extension of the loan until June 16, 2013.

The mortgage on the 2nd Street Project was scheduled to mature in June 2012 and was extended through September 2012, at which time we will be required to make a balloon principal payment of $13.5 million.  This loan is fully collateralized by a cash escrow account held by the lender.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio during several quarterly periods in 2010, all quarter periods in 2011, and the first two quarters of 2012 (see below). The Company currently is in compliance with all of its other debt covenants.

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

8.	Assets and Liabilities Held for Sale and Discontinued Operations

During the second quarter of 2012, Brazos met the criteria to be classified as held for sale. On July 30, 2012, the Company disposed of Brazos, a retail shopping center located in Lake Jackson, Texas for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.1 million, which was scheduled to mature in December 2012. No impairment charges on Brazos were recorded as of June 30, 2012 as the Company expects to recognize a gain on disposition during the third quarter of 2012. The operating results of Brazos are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  Additionally, the associated assets and liabilities of Brazos are classified as held for sale in the Consolidated Balance Sheets for all periods presented.

The following summary presents the operating results of Brazos included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$251	$248	$501	$500

Operating expenses	114	125	243	250

Operating income	137	123	258	250

Interest expense	(110)	(116)	(223)	(230)
Net income from discontinued operations	$27	$7	$35	$20

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

	As of	As of
	June 30, 2012	December 31, 2011

Net investment property	$5,154	$5,265
Tenant accounts receivable	93	131
Prepaid expenses and other assets	159	193
Total assets held for sale	$5,406	$5,589

Mortgage payable	$6,177	$6,336
Accounts payable and accrued expenses	99	37
Deferred rental income	27	-
Total liabilities held for sale	$6,303	$6,373

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

9.	Net Earnings Per Share

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

10.	Related Party Transactions

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Acquisition fees	$23	$402	$57	$623
Asset management fees	576	479	1,149	936
Acquisition expenses reimbursed to Advisor	-	-	-	242
Property management fees	364	309	720	636
Development fees and leasing commissions	37	47	144	433
Total	$1,000	$1,237	$2,070	$2,870

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended June 30, 2012, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through June 30, 2012, cumulative distributions declared were $9.7 million, of which $9.2 million were paid. See Notes 3, 4 and 13 for other related party transactions.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed a joint venture, 50-01 2nd Street Associates Holdings LLC ( the “2nd Street Joint Venture”) to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership owns a 75% membership interest in the 2nd Street JV (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor has a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest has a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  As of June 30, 2012, the Operating Partnership’s total capital contributions were $15.5 million.  As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street JV that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street JV and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street JV, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street JV contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner entered into a loan for $13.5 million (the “Interim Loan”) with CIBC, Inc. that bears interest at Libor plus 1.0% per annum with monthly interest only payments through its stated maturity. The Interim Loan is collateralized by $13.5 million in cash held in escrow (included in restricted escrows on our consolidated balance sheet as of June 30, 2012 and December 31, 2011) and is guaranteed by our Sponsor.  In addition, the 2nd Street Owner incurred approximately $0.2 million in deferred financing costs associated with the 2nd Street Project through June 30, 2012.  The Company’s Advisor will be entitled to an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.5 million upon expiration of the Put.

During the second quarter of 2012, the 2nd Street Owner commenced construction of a residential project (the “2nd Street Project”) on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014.  The 2nd Street Owner currently expects to obtain construction financing for the 2nd Street Project during the third quarter of 2012.

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

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10.0% in A.S. Holdings. The option was not exercised and expired on June 30, 2012.

11.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates, and the margin loan approximated their fair values as of June 30, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of June 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$216.5	$217.9	$217.9	$218.0

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

12.	Segment Information

The Company currently operates in four business segments as of June 30, 2012: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2012 and 2011 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2012 and December 31, 2011. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2011 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

As discussed in Note 8, the results of operations presented below exclude Brazos due to its classification as discontinued operations for all periods presented. Brazos was previously included in the Company’s retail segment.

Selected results of operations for the three months ended June 30, 2012 and 2011, and total assets as of June 30, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2012
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,614	$3,177	$2,018	$4,480	$-	$13,289

Property operating expenses	936	1,278	558	3,500	17	6,289
Real estate taxes	402	333	163	129	-	1,027
General and administrative costs	32	64	200	116	1,236	1,648

Net operating income/(loss)	2,244	1,502	1,097	735	(1,253)	4,325

Depreciation and amortization	1,717	413	472	229	-	2,831

Operating income/(loss)	$527	$1,089	$625	$506	$(1,253)	$1,494

As of June 30, 2012:
Total Assets	$135,462	$65,816	$61,152	$34,452	$301,299	$598,181

	For the Three Months Ended June 30, 2011
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,622	$3,052	$1,746	$4,714	$-	$12,134

Property operating expenses	704	1,303	518	3,731	-	6,256
Real estate taxes	252	321	208	167	-	948
General and administrative costs	41	56	4	128	2,147	2,376

Net operating income/(loss)	1,625	1,372	1,016	688	(2,147)	2,554

Franchise cancellation expense	-	-	-	1,234	-	1,234
Depreciation and amortization	876	394	546	273	-	2,089

Operating income/(loss)	$749	$978	$470	$(819)	$(2,147)	$(769)

As of December 31, 2011:
Total Assets	$134,952	$66,702	$61,721	$31,229	$269,752	$564,356

Selected results of operations for the six months ended June 30, 2012 and 2011 regarding the Company’s operating segments are as follows:

	For the Six Months Ended June 30, 2012
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,090	$6,275	$3,548	$8,649	$-	$25,562

Property operating expenses	1,762	2,653	1,010	6,902	31	12,358
Real estate taxes	797	666	331	307	-	2,101
General and administrative costs	38	104	201	197	2,758	3,298

Net operating income/(loss)	4,493	2,852	2,006	1,243	(2,789)	7,805

Depreciation and amortization	2,677	820	946	458	-	4,901
Operating income/(loss)	$1,816	$2,032	$1,060	$785	$(2,789)	$2,904

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Six Months Ended June 30, 2011
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,137	$6,033	$3,467	$5,789	$-	$20,426

Property operating expenses	1,384	2,669	995	4,536	-	9,584
Real estate taxes	500	641	429	241	-	1,811
General and administrative costs	(49)	80	(5)	161	3,907	4,094

Net operating income/(loss)	3,302	2,643	2,048	851	(3,907)	4,937

Franchise cancellation expense	-	-	-	1,234		1,234
Depreciation and amortization	1,733	786	1,062	402	-	3,983
Operating income/(loss)	$1,569	$1,857	$986	$(785)	$(3,907)	$(280)

13.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum meruit and unjust enrichment seeking the value of work he performed. Management believes that this suit is frivolous and entirely without merit and intends to defend against these charges vigorously. The Company believes any unfavorable outcome on this matter will not have a material effect on the consolidated financial statements.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone REIT II in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. We continue to believe these claims to be without merit and will defend the case vigorously, and anticipate filing another motion to dismiss shortly.

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

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run LLC (“Mill Run”) and certain ownership interests (the “POAC Interest”) in Prime Outlets Acquisition Company ( “POAC”), our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of June 30, 2012.

Each of the POAC/Mill Run Tax Protection Agreements imposes certain restrictions upon our Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could result in taxable income or gain to the Contributors. Our Operating Partnership may not dispose or transfer any of the Mill Run Properties or any of the POAC Properties without first proving that the Operating Partnership possesses the requisite liquidity, including the proceeds from any such transaction, to make any payments that would come due pursuant to the POAC/Mill Run Tax Protection Agreements. However, our Operating Partnership may take the following actions: (i) (A) as to the POAC Properties, commencing with the period one year and thirty-one days following the date of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership can sell on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent value not sold can be applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property then known as Designer Outlet Center; and (ii) our Operating Partnership could enter into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm advising that it is “more likely than not” that the transaction will not give rise to current taxable income or gain.

On August 30, 2010, the Company, its Operating Partnership and PRO (collectively, the “LVP Parties”) completed the disposition of the POAC Interest and Mill Run Interest (collectively, the “POAC/Mill Run Transaction”) to Simon and contemporaneously entered into a tax matters agreement with Simon. Additionally, the Company was advised by an independent law firm that it was “more likely than not” that the POAC/Mill Run Transaction did not give rise to current taxable income or loss.  Accordingly, the Company believed the POAC/Mill Run Transaction was a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run Tax Protection Agreements.  Pursuant to the terms of the tax matters agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon Property Group, L.P. (“Simon OP”) in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Simon generally is required to indemnify the LVP Parties and certain affiliates of the Lightstone Group for liabilities and obligations under the POAC/Mill Run Tax Protection Agreements relating to the contributions of the Mill Run Interest and the POAC Interest (see POAC/Mill Run Tax Protection Agreements above) that are caused by Simon OP’s and Simon’s actions subsequent to the closing of the POAC/Mill Run Transaction (the “Indemnified Liabilities”). The Company and its Operating Partnership were required to indemnify Simon OP and Simon for all liabilities and obligations under the POAC/Mill Run Tax Protection Agreements other than the Indemnified Liabilities through March 1, 2012, of which there were none.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of 50.0% of their ownership interests in both the Grand Prairie Outlet Center and the Livermore Valley Outlet Center (the “Outlet Centers Transaction”) to Simon. In connection with the closing of the Outlet Centers Transaction, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor’s Affiliates (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transaction. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties have provided POAC/Mill Run Loan Collection Guaranties with respect to the draws under a revolving credit facility made by Simon in connection with the closing of the POAC/Mill Run Transaction. Under the terms of the POAC/Mill Run Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The POAC/Mill Run Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the POAC/Mill Run Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the POAC/Mill Run Transaction, the Company recorded a liability in the amount of $0.1 million, representing the estimated fair value of the POAC/Mill Run Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2012 and December 31, 2011, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Outlet Centers Put/Call Rights

Pursuant to the terms of certain joint venture agreements with respect to the Grand Prairie Outlet Center and the Livermore Outlet Center, commencing fifteen months after the grand opening date (the “Grand Opening Date”), as defined, of the respective outlet center, GPH and LVH have the right to put (the “Put”) their remaining interests in the Grand Prairie Outlet Center and/or Livermore Valley Outlet Center, respectively, to Simon at certain prescribed exit consideration amounts (the “Exit Consideration Amounts”) and Simon has the right to call (the “Call”) the remaining interests from GPH and/or LVH at the Exit Consideration Amounts. The Exit Consideration Amounts consist of (i) a final valuation (the “Final Valuation”) based on respective outlet center’s in-place net operating income, subject to certain adjustments, as of the one-year anniversary of its Grand Opening Date, divided by a capitalization rate of 7.0%, adjusted for certain items, including outstanding indebtedness and (ii) a true-up valuation, as defined.

14. Subsequent Events

Promissory Note — Courtyard Marriott Parsippany, NJ

On July 12, 2012, the Company completed the foreclosure of the promissory note (the “Promissory Note”) securing the Courtyard by Marriott, a 151-room Hotel located in Parsippany, New Jersey. The Company acquired the Promissory Note on October 28, 2011, for approximately $9.3 million. The Promissory Note is recorded in mortgages receivable on the consolidated balance sheet as of June 30, 2012 and December 31, 2011.

Disposition of Brazos

On July 30, 2012, the Company completed the sale of Brazos for approximately $7.7 million to an unrelated third party.

Distribution Payment

On July 13, 2012, the distribution for the three-month period ending June 30, 2012 was paid in full using a combination of cash and approximately 0.2 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.12 per share. The distribution was paid from cash flows provided from operations (approximately $3.5 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s Distribution Reinvestment Program (approximately $1.7 million or 32%).

Distribution Declaration

On August 10, 2012, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2012 to shareholders of record as of September 30, 2012. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

As discussed in Note 8 to the Consolidated Financial Statements, the results of operations presented below exclude Brazos Crossing Power Center (“Brazos”) due to its classification as discontinued operations. Brazos was previously included in the Company’s retail segment.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2012	Annualized Revenues based on rents at June 30, 2012	Annualized Revenues per square foot June 30, 2012
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	80.6%	$3.9 million	$14.52
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	91.4%	$2.4 million	$14.83
Brazos Crossing Power Center	Lake Jackson, TX	2007 - 2008	61,213	100.0%	$0.8 million	$12.58
Crowe's Crossing	Stone Mountain, GA	1986	93,728	77.8%	$0.7 million	$8.94
DePaul Plaza	Bridgeton, MO	1985	187,090	86.4%	$1.8 million	$11.06
Everson Pointe	Snellville, GA	1999	81,428	90.8%	$0.8 million	$11.17
		Retail Total	930,808	85.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	82.9%	$3.0 million	$10.76
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,364	69.2%	$1.6 million	$4.71
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	93.2%	$1.1 million	$6.65
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.5 million	$1.85
		Industrial Total	1,287,098	82.9%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2012	Annualized Revenues based on rents at June 30, 2012	Annualized Revenues per unit June 30, 2012
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.2%	$7.7 million	$8,067
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	96.8%	$3.9 million	$7,038
		Residential Total	1,585	95.1%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June 30, 2012	Revenue per Available Room through June 30, 2012
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	52,962	80.6%	$33.95
CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	66,310	37.7%	$35.34

		Hospitalisty Total	119,272	56.7%

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2012	Annualized Revenues based on rents at June 30, 2012	Annualized Revenues per square foot June 30, 2012
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	82.7%	$35.7 million	$34.72

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three and six months ended June 30, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

For the Three Months Ended June 30, 2012 vs. June 30, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $1.2 million to $13.3 million for the three months ended June 30, 2012 compared to $12.1 million for the same period in 2011. The increase primarily reflects higher revenues in our Retail segment of $ $1.0 million as well as slight increases in our Multi-Family Residential and Industrial segments offset by a slight decrease in our Hotel Hospitality segment. See “Segment Results of Operations for the Three Months Ended June 30, 2012 compared to June 30, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses were unchanged for the three months ended June 30, 2012 compared to the same period in 2011.

Real estate taxes

Real estate taxes were unchanged for the three months ended June 30, 2012 compared to the same period in 2011.

General and administrative expenses

General and administrative decreased by approximately $0.8 million to $1.6 million for the three months ended June 30, 2012 compared to $2.4 million the same period in 2011. The decrease was attributable to fewer expenses with respect to acquisitions.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 million in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2012 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.7 million to $2.8 million for the three months ended June 30, 2012 compared to $2.1 million the same period in 2011. The increase was due to depreciation from the properties acquired in 2011.

Mark to market adjustment on derivative financial instruments

During the three months ended June 30, 2012 and 2011, we recorded negative mark to market adjustment on derivative financial instruments of $5.4 million and $3.6 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest income

Interest income decreased by approximately $1.1 million to $3.6 million for the three months ended June 30, 2012 compared to $4.7 million the same period in 2011. The decrease was attributable to lower income from our marketable equity securities offset by higher interest on our mortgages receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.3 million to $3.2 million for the three months ended June 30, 2012 compared to $2.9 million for the same period in 2011. The increase is primarily attributable to the debt associated with 2011 acquisitions.

Loss on sale of marketable securities

Loss on sale of marketable securities decreased by $1.9 million to $0.3 million for the three months ended June 30, 2012 compared to $2.2 million for the same period in 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended June 30, 2012 compared to a loss of $0.1 million during the same period in 2011. See Note 4 for additional information.

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

Segment Results of Operations for the Three Months Ended June 30, 2012 compared to June 30, 2011

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,614	$2,622	$992	37.8%
NOI	2,244	1,625	619	38.1%
Average Occupancy Rate for period	85.0%	81.8%		3.2%

Revenues increased by approximately $1.0 million for the three months ended June 30, 2012 compared to the same period in 2011. The higher revenues for the 2012 period reflect an aggregate $1.0 million for Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively (November 22, 2011). Revenues at our other retail properties were relatively consistent in the 2012 and 2011 periods.

NOI increased by approximately $0.6 million for the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the timing of the aforementioned 2011 property acquisitions.

Multi- Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,177	$3,052	$125	4.1%
NOI	1,502	1,372	130	9.5%
Average Occupancy Rate for period	95.3%	94.9%		0.4%

Revenues increased by approximately $0.1 million for the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the higher average occupancy rate in the 2012 period.

NOI increased by approximately $0.1 million during the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$2,018	$1,746	$272	15.6%
NOI	1,097	1,016	81	8.0%
Average Occupancy Rate for period	83.0%	75.3%		7.7%

Revenues increased by $0.3 million for the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to an increase in the average occupancy rate.

NOI increased by $0.1 million for the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of the increase in the average occupancy rate.

Hotel Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$4,480	$4,714	$(234)	-5.0%
NOI	735	688	47	6.8%
Average Occupancy Rate for period	62.6%	58.7%		3.9%
Rev PAR	$39.89	$38.96	$0.93	2.4%

The revenues and NOI in our Hotel Hospitality Segment remained relatively flat for the three months ended June 30, 2012 compared to the same period in 2011.

For the Six Months Ended June 30, 2012 vs. June 30, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $5.2 million to $25.6 million for the six months ended June 30, 2012 compared to $20.4 million for the same period in 2011. The increase reflects higher revenues in our Hotel Hospitality and Retail segments of $2.9 million and $2.0 million, respectively. Revenues in our Multi-Family Residential and Industrial segments also increased slightly. See “Segment Results of Operations for the Six Months Ended June 30, 2012 compared to June 30, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $2.8 million to $12.4 million for the six months ended June 30, 2012 compared to $9.6 million for the same period in 2011. The increase primarily reflects higher property operating expenses in our Hotel Hospitality of approximately $2.4 million in the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011.

Real estate taxes

Real estate taxes increased by approximately $0.3 million to $2.1 million for the six months ended June 30, 2012 compared to $1.8 million for the same period in 2011. The increase of approximately $0.3 million is attributable to the timing of acquisitions made in 2011.

General and administrative expenses

General and administrative expenses decreased by approximately $0.8 million to $3.3 million for the six months ended June 30, 2012 compared to $4.1 million for the same period in 2011. The decrease was attributable to fewer expenses with respect to acquisitions.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2012 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.9 million to $4.9 million for the six months ended June 30, 2012 compared to $4.0 million the same period in 2011. The increase was due to depreciation from the properties acquired in early 2012.

Mark to market adjustment on derivative financial instruments

During the six months ended June 30, 2012 and 2011, we recorded negative mark to market adjustment on derivative financial instruments of $13.1 million and $7.3 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest income

Interest income decreased by approximately $0.7 million to $7.2 million for the six months ended June 30, 2012 compared to $7.9 million the same period in 2011. The decrease was attributable to lower income from our marketable equity securities offset by higher interest on our mortgages receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.7 million to $6.5 million for the six months ended June 30, 2012 compared to $5.8 million for the same period in 2011. The increase is primarily attributable to the debt associated with 2011 acquisitions.

Gain on disposition of unconsolidated affiliated real estate entities

On March 1, 2012, Marco OP Units previously held in escrow for potential indemnified liabilities related to the disposition of certain of our investments in unconsolidated affiliated real estate entities in August 2010 were fully released to us. As a result, we recognized a previously deferred gain in the amount of $30.3 million during the six months ended June 30, 2012. See Note 3 for additional information.

Loss on sale of marketable securities

Loss on sale of marketable securities decreased by $2.6 million to $0.4 million for the six months ended June 30, 2012 compared to $3.0 million for the same period in 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during the six months ended June 30, 2012 compared to a loss of $0.3 million during the same period in 2011. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone REIT II in the 2011 period, (iv) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor.

Segment Results of Operations for the Six Months Ended June 30, 2012 compared to June 30, 2011

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$7,090	$5,137	$1,953	38.0%
NOI	4,493	3,302	1,191	36.1%
Average Occupancy Rate for period	84.8%	81.6%		3.2%

Revenues increased by approximately $2.0 million for the six months ended June 30, 2012 compared to the same period in 2011. The higher revenues for the 2012 period are reflect an aggregate $1.8 million for Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively (November 22, 2011). Revenues at our other retail properties were relatively consistent in the 2012 and 2011 periods.

NOI increased by approximately $1.2 million for the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the timing of the aforementioned 2011 property acquisitions.

Multi- Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$6,275	$6,033	$242	4.0%
NOI	2,852	2,643	209	7.9%
Average Occupancy Rate for period	95.1%	94.2%		0.9%

Revenues increased by approximately $0.2 million for the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the higher average occupancy rate in the 2012 period.

NOI increased by approximately $0.2 million during the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,548	$3,467	$81	2.3%
NOI	2,006	2,048	(42)	-2.1%
Average Occupancy Rate for period	82.7%	72.8%		9.9%

Revenues and NOI remained relatively unchanged for the six months ended June 30, 2012 compared to the same period in 2011 while the average occupancy rate for the period increase by almost 10%. This increase in occupancy without a corresponding increase in revenue and NOI is primarily attributable to a reduction in revenues recognized at Sarasota due to a tenant dispute during the first quarter of 2012.

Hotel Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$8,649	$5,789	$2,860	49.4%
NOI	1,243	851	392	46.1%
Average Occupancy Rate for period	56.7%	61.7%		-5.0%
Rev PAR	$34.72	$35.55	$(0.83)	-2.3%

The revenues in our Hotel Hospitality Segment increased by approximately $2.9 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase reflects higher aggregate rental revenues and other service income of approximately $3.0 million in the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011. Other service income was $2.4 million in the 2012 period and consists of revenues of $1.0 million, $1.3 million and $0.1 million from food and beverage services, water park admissions and arcade income, respectively. The lower average occupancy rate and the increased Rev PAR during the 2012 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment increased by approximately $0.4 million for the six months ended June 30, 2012 compared to the same period in 2011. This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $2.6 million during the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011.

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

We currently have $216.5 million of outstanding mortgage debt, $2.8 million of loans due to affiliates and a $39.7 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2012, our total borrowings of $258.9 million represented 82% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Acquisition fees	$23	$402	$57	$623
Asset management fees	576	479	1,149	936
Acquisition expenses reimbursed to Advisor	-	-	-	242
Property management fees	364	309	720	636
Development fees and leasing commissions	37	47	144	433
Total	$1,000	$1,237	$2,070	$2,870

As of June 30, 2012, we had approximately $29.6 million of cash and cash equivalents on hand and $170.5 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows provided by operating activities	$10,126	$7,626
Cash flows used in investing activities	(16,778)	(58,268)
Cash flows provided by financing activities	4,772	33,498
Net change in cash and cash equivalents	(1,880)	(17,144)

Cash and cash equivalents, beginning of the period	31,525	24,318
Cash and cash equivalents, end of the period	$29,645	$7,174

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

Operating activities

Net cash flows provided by operating activities of $10.1 million for the six months ended June 30, 2012 consists of the following:

•	cash inflows of approximately $8.5 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $1.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $16.8 million the six months ended June 30, 2012 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $3.2 million;

•	funding for the collateral requirement on our Marco OP Units Collar of approximately $16.2 million;

•	net proceeds from the sale and purchase of marketable securities of $2.5 million;

Financing activities

The net cash used by financing activities of approximately $4.8 million for the six months ended June 30, 2012 is primarily related to the following:

•	distributions to our common shareholders of $7.2 million and common share redemptions of $2.3 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $4.0 million and contributions from our noncontrolling interests of $0.6 million;

•	proceeds from our margin loan of $19.3 million and debt principal payments $1.5 million; and

The following summarizes our indebtedness maturing in 2012 and our current intentions:

2nd Street Project

On August 18, 2011, the Operating Partnership and its Sponsor formed a joint venture, 50-01 2nd Street Associates Holdings LLC ( the “2nd Street Joint Venture”) to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership owns a 75% membership interest in the 2nd Street JV (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor has a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest has a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  As of June 30, 2012, the Operating Partnership’s total capital contributions were $15.5 million.  As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street JV that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street JV and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street JV, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street JV contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner entered into a loan for $13.5 million (the “Interim Loan”) with CIBC, Inc. that bears interest at Libor plus 1.0% per annum with monthly interest only payments through its stated maturity. The Interim Loan is collateralized by $13.5 million in cash held in escrow (included in restricted escrows on our consolidated balance sheet as of June 30, 2012 and December 31, 2011) and is guaranteed by our Sponsor.  In addition, the 2nd Street Owner incurred approximately $0.2 million in deferred financing costs associated with the 2nd Street Project through June 30, 2012.  The Company’s Advisor will be entitled to an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.5 million upon expiration of the Put.

Our mortgage on the 2nd Street Project has an outstanding principal balance of $13.5 million as of June 30, 2012 and is scheduled to mature in September 2012 at which time we will be required to make a balloon principal payment of $13.5 million.  This loan is fully collateralized by a cash escrow account held by the lender.  We plan to seek an extension to the maturity date of this loan; however, if we are unable to extend the loan at acceptable terms with the lender, we intend to refinance or repay in full (using the cash escrow account) the amount due at maturity. Additionally, during the second quarter of 2012, the 2nd Street Owner commenced construction of a residential project (the “2nd Street Project”) on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014.  The 2nd Street Owner currently expects to obtain construction financing for the 2nd Street Project during the third quarter of 2012.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and we are currently renovating and improving the property. Through June 30, 2012, we spent approximately $4.2 million on renovations and improvements and it is expected that approximately $11.2 million of additional renovations and improvements will be completed during 2012.

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

DePaul Plaza

Our mortgage on the DePaul Plaza has an outstanding principal balance of $11.7 million as of June 30, 2012 and is  scheduled to mature in October 2012 at which time we will be required to make a balloon principal payment of $11.6 million.   We intend to refinance or repay in full the amount due at maturity.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2012.

Contractual Obligations	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Mortgage Payable	$26,690	$9,484	29,044	$6,864	$69,179	$75,205	$216,466
Interest Payments[1]	5,867	10,814	10,481	8,876	6,534	619	43,191

Total Contractual Obligations	$32,557	$20,298	$39,525	$15,740	$75,713	$75,824	$259,657

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of June 30, 2012 was used.

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

In addition to the mortgage payable described above, we use a margin loan that is available from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $39.7 million at June 30, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.100% as of June 30, 2012).

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net (loss)/income	$(3,251)	$(4,796)	$21,556	$(8,595)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,831	2,089	4,901	4,094
Depreciation and amortization of real estate assets included in discontinued operations	54	67	121	23
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	674	650	1,391	1,429
Adjustments to equity in earnings from unconsolidated entities, net	168	(262)	201	(262)
Gain on disposal of unconsolidated affiliated real estate entities	-	-	(30,287)	-
		-		-
FFO	476	(2,252)	(2,117)	(3,311)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	55	2,197	158	2,930
Amortization of above or below market leases and liabilities(2)	(135)	(61)	(177)	(142)
Accretion of discounts and amortization of premiums on debt investments	(543)	(398)	(1,062)	(398)
Mark-to-market adjustments(3)	5,410	3,613	13,064	7,334
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	34	-	34
Loss on sale of marketable securities	316	2,201	398	2,994

MFFO	5,579	5,334	10,264	9,441
Straight-line rent(5)	$(360)	$(358)	$(479)	$(617)
MFFO - IPA recommended format	$5,219	$4,976	$9,785	$8,824

Net (loss)/income	$(3,251)	$(4,796)	$21,556	$(8,595)
Less: (income)/loss attributable to noncontrolling interests	(153)	217	(2,857)	353
Net (loss)/income applicable to company's common shares	$(3,404)	$(4,579)	$18,699	$(8,242)
Net (loss)/income per common share, basic and diluted	$(0.11)	$(0.14)	$0.63	$(0.26)

FFO	$476	$(2,252)	$(2,117)	$(3,311)
Less: FFO attributable to noncontrolling interests	(214)	187	(408)	281
FFO attributable to company's common shares	$262	$(2,065)	$(2,525)	$(3,030)
FFO per common share, basic and diluted	$0.01	$(0.07)	$(0.08)	$(0.10)

MFFO - IPA recommended format	$5,219	$4,976	$9,785	$8,824
Less: MFFO attributable to noncontrolling interests	(238)	(163)	(499)	(256)
MFFO attributable to company's common shares	$4,981	$4,813	$9,286	$8,568

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
June 30, 2012

FFO	$43,100
Distributions	$95,936

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations :

	Year to Date June 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			May 14, 2012		March 30, 2012

Date distribution paid			July 13, 2012		April 13, 2012

Distributions paid	$7,001		$3,547		$3,454
Distributions reinvested	3,428		1,674		1,754
Total Distributions	$10,429		$5,221		$5,208

Source of distributions:
Cash flows provided by operations	$7,001	67%	$3,547	68%	$3,454	66%
Excess cash	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	3,428	33%	1,674	32%	1,754	34%
Total Sources	$10,429	100%	$5,221	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$10,126		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	338		165		173

	Year to Date June 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			May 13, 2011		March 4, 2011

Date distribution paid			July 15, 2011		April 15, 2011

Distributions paid	$7,320		$3,666		$3,654
Distributions reinvested	3,681		1,857		1,824
Total Distributions	$11,001		$5,523		$5,478

Source of distributions:
Cash flows provided by operations	$6,025	55%	$3,666	66%	$2,359	43%
Excess cash	1,295	12%	-	0%	1,295	24%
Proceeds from issuance of common stock through DRIP	3,681	33%	1,857	34%	1,824	33%
Total Sources	$11,001	100%	$5,523	100%	$5,478	100%

Cash flows provided by/(used in) operations (GAAP basis)	$7,626		$5,267		$2,359

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	387		195		192

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of June 30, 2012, our net tangible book value per share was $9.75. The offering price of shares under our DRIP at June 30, 2012 was $10.12.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2012, we had one interest rate cap outstanding with an insignificant intrinsic value.

As of June 30, 2012, we held various marketable securities with a fair value of approximately $170.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of June 30, 2012, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $17.1 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of June 30, 2012:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$26,690	$9,484	$29,044	$6,864	$69,179	$75,205	$216,466	$217,858

Marco OP Units Collar:

Notional Amount	527,803	Units						$23,919
Average Cap (Highest)	$109.05
Average Floor (Lowest)	$90.32

As of June 30, 2012, approximately $25.6 million, or 12%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of June 30, 2012, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.3 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the margin loan approximated their fair values as of June 30, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of June 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$216.5	$217.9	$217.9	$218.0

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2012, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone REIT II in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum merit. We continue to believe these claims to be without merit and will defend the case vigorously, and anticipate filing another motion to dismiss shortly.

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

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST, INC.

Date: August 14, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

