Form 10-Q
period 2012-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2012-11-16
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐  No ☑

As of November 9, 2012, there were approximately 30.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”), is relying on Release No. 68224 issued by the Securities and Exchange Commission titled “Order Under Section 17a and Section 36 of the Securities Exchange Act Of 1934 Granting Exemptions from Specified Provisions of the Exchange Act And Certain Rules There under,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Lightstone REIT’s finance department and its independent accountants are located in New Jersey and accordingly, the Lightstone REIT was unable to file this Report by the original due date of November 14, 2012 due to disruptions caused by Hurricane Sandy.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)
Assets
Investment property:
Land and improvements	$83,415	$85,685
Building and improvements	226,638	214,097
Furniture and fixtures	4,930	3,459
Construction in progress	19,319	1,688
Gross investment property	334,302	304,929
Less accumulated depreciation	(27,570)	(21,725)
Net investment property	306,732	283,204
Investments in unconsolidated affiliated real estate entities	15,122	14,780
Cash and cash equivalents	21,444	31,525
Marketable securities, available for sale	164,047	103,174
Restricted marketable securities, available for sale	-	47,256
Restricted escrows	53,284	33,543
Tenant accounts receivable (net of allowance for doubtful accounts of $202 and $173, respectively)	2,562	2,364
Mortgages receivable	23,309	31,062
Intangible assets, net	4,028	1,475
Interest receivable from related parties	1,340	2,269
Prepaid expenses and other assets	10,287	8,115
Assets disposed of (See Note 9)	-	5,589
Total Assets	$602,155	$564,356
Liabilities and Stockholders' Equity
Mortgages payable	$216,090	$217,934
Margin loan	39,047	20,400
Accounts payable and accrued expenses	33,613	17,571
Due to sponsor	672	751
Loans due to affiliates	2,340	476
Tenant allowances and deposits payable	1,194	1,329
Distributions payable	5,289	5,557
Deferred rental income	568	964
Acquired below market lease intangibles, net	1,622	400
Deferred gain on disposition	-	30,287
Liabilities disposed of (See Note 9)	-	6,373
Total Liabilities	300,435	302,042
Commitments and contingencies (See Note 14)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 29,949 and 29,747 shares issued and outstanding in 2011 and 2010, respectively	299	297
Additional paid-in-capital	265,036	263,558
Accumulated other comprehensive income	42,950	22,104
Accumulated distributions in excess of net earnings	(45,879)	(59,418)
Total Company's stockholders' equity	262,406	226,541
Noncontrolling interests	39,314	35,773
Total Stockholders' Equity	301,720	262,314
Total Liabilities and Stockholders' Equity	$602,155	$564,356

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Rental income	$10,491	$8,736	$28,714	$24,198
Tenant recovery income	1,266	1,299	4,097	3,669
Other service income	1,598	1,883	6,106	4,477
Total revenues	13,355	11,918	38,917	32,344

Expenses:
Property operating expenses	7,107	6,249	19,465	15,833
Real estate taxes	1,088	1,113	3,189	2,924
General and administrative costs	1,643	1,680	4,941	5,774
Franchise cancellation expense	-	-	-	1,234
Depreciation and amortization	2,510	2,080	7,411	6,063
Total operating expenses	12,348	11,122	35,006	31,828
Operating income	1,007	796	3,911	516
Other income, net	383	373	1,235	538
Mark to market adjustment on derivative financial instruments	1,819	2,552	(11,245)	(4,782)
Interest income	3,724	4,331	10,956	12,225
Interest expense	(3,263)	(2,982)	(9,726)	(8,748)
Gain/(loss) on sale of marketable securities	490	65	92	(2,929)
Gain on disposition of unconsolidated affiliated real estate entities	-	2,824	30,287	2,824
Bargain purchase gain	4,800	-	4,800	-
Income/(loss) from investments in unconsolidated affiliated real estate entities	182	15	353	(285)
Net income/(loss) from continuing operations	9,142	7,974	30,663	(641)

Net income from discontinued operations	2,019	4	2,054	24
Net income/(loss)	11,161	7,978	32,717	(617)

Less: net income attributable to noncontrolling interests	(600)	(485)	(3,457)	(132)

Net income/(loss) attributable to Company's common shares	$10,561	$7,493	$29,260	$(749)

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.28	$0.24	$0.91	$(0.02)
Discontinued operations	0.07	-	0.07	-

Net income/(loss) per Company’s common share, basic and diluted	$0.35	$0.24	$0.98	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	29,958	31,726	29,903	31,682

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income/(loss)	$11,161	$7,978	$32,717	$(617)

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(648)	(8,839)	22,315	4,055
Reclassification adjustment for gains/(loss) included in net income/(loss)	11	(4)	22	247

Other comprehensive (loss)/income	(637)	(8,843)	22,337	4,302

Comprehensive income/(loss)	10,524	(865)	55,054	3,685

Less: Comprehensive (loss)/income attributable to non-controlling interests	(402)	(282)	(4,948)	(956)

Comprehensive income/(loss) attributable to the Company's common shares	$10,122	$(1,147)	$50,106	$2,729

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (UNAUDITED)

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated Distributions in Excess of Net	Total Noncontrolling
	Number of Shares	Amount	Capital	Comprehensive Income	Earnings	Interests	Total Equity

BALANCE, December 31, 2011	29,747	$297	$263,558	$22,104	$(59,418)	$35,773	$262,314

Net income	-	-	-	-	29,260	3,457	32,717
Other comprehensive income	-	-	-	20,846	-	1,491	22,337
Distributions declared	-	-	-	-	(15,721)	-	(15,721)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,944)	(5,944)
Contributions received from noncontrolling interests	-	-	-	-	-	6,732	6,732
Redemption and cancellation of shares	(329)	(3)	(3,011)	-	-	-	(3,014)
Shares issued from distribution reinvestment program	531	5	5,254	-	-	-	5,259
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)

BALANCE, September 30, 2012	29,949	$299	$265,036	$42,950	$(45,879)	$39,314	$301,720

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$32,717	$(617)
Less net income – discontinued operations	2,054	24
Net income/(loss) – continuing operations	30,663	(641)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,411	6,063
Mark to market adjustment on derivative financial instruments	11,245	4,782
(Gain)/loss on sale of marketable securities	(92)	2,929
Gain on disposition of unconsolidated affiliated real estate entities	(30,287)	(2,824)
Bargain purchase gain	(4,800)	-
(Income)/loss from investments in unconsolidated affiliated real estate entities	(353)	285
Other non-cash adjustments	(1,543)	(694)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	1,309	(220)
Increase in tenant and other accounts receivable	(544)	(872)
Increase/(decrease) in tenant allowance and security deposits payable	35	(266)
Increase in accounts payable and accrued expenses	2,613	2,649
(Decrease)/increase in due to Sponsor	(325)	287
Decrease in deferred rental income	(396)	(56)
Net cash provided by operating activities – continuing operations	14,936	11,422
Net cash provided by operating activities – discontinued operations	297	339
Net cash provided by operating activities	15,233	11,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(17,028)	(34,978)
Purchase of noncontrolling interest in a subsidiary	(560)	-
Purchase of investment in unconsolidated affiliated real estate entities	(106)	(6,874)
Purchase of marketable securities	(6,983)	(95,184)
Purchase of mortgages receivable	-	(20,449)
Collections on mortgage receivable	85	27
Payments on note payable	(60)	-
Proceeds from sale of marketable securities	15,794	148,392
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	-	1,889
Distribution from investments in unconsolidated affiliates	146	409
Deposit for purchase of real estate, net	2,400	(4,318)
Funding to restricted escrows	(21,141)	(1,689)
Net cash used in investing activities – continuing operations	(27,453)	(12,775)
Net cash provided by investing activities – discontinued operations	7,267	-
Net cash used in investing activities	(20,186)	(12,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(13,845)	(1,967)
Payments from loans due to affiliates	-	(1,020)
Redemption and cancellation of common stock	(3,014)	(4,582)
Proceeds from mortgage financing	12,000	-
Payment of loan fees and expenses	(2,677)	(239)
Net margin loan proceeds	18,647	1,005
Contributions received from noncontrolling interests	6,732	9,101
Distributions paid to noncontrolling interests	(5,944)	(5,402)
Distributions paid to Company's common stockholders	(10,731)	(11,033)
Net cash provided by/(used in) financing activities – continuing operations	1,168	(14,137)
Net cash used in financing activities – discontinued operations	(6,296)	(88)
Net cash used in financing activities	(5,128)	(14,225)

Net change in cash and cash equivalents	(10,081)	(15,239)
Cash and cash equivalents, beginning of period	31,525	24,318
Cash and cash equivalents, end of period	$21,444	$9,079

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,163	$8,293
Distributions declared	$15,721	$16,603
Value of shares issued from distribution reinvestment program	$5,259	$5,572
Issuance of note payable in exchange for remaining interest in CP Boston Joint Venture	$2,400	$-
Loan proceeds placed in escrows	$-	$13,500
Satisfaction of Promissory Note for Marriott	$9,300	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.3% interest as of September 30, 2012.

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

As of September 30, 2012, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 4 hotel hospitality properties containing a total of 656 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned interests accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space and 2 outlet center retail projects. All of the Company’s properties are located within the United States. As of September 30, 2012, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84.8%, 83.0%, 95.1% and 82.0% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $39.37 and occupancy was 59.7%, respectively for the nine months ended September 30, 2012.

On July 30, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos”), a retailing shopping center located in Lake Jackson, Texas. The operating results of Brazos have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of Brazos are classified as disposed of in the consolidated balance sheets for all periods presented.

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

The consolidated balance sheet as of December 31, 2011 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K, adjusted to present the classification of Brazos as disposed of (see Note 9 for additional information).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

			As of
Real Estate Entity	Date(s) Acquired	Ownership %	September 30, 2012	December 31, 2011
Grand Prairie Holdings LLC ("GPH")	March 30, 2009 & August 25, 2009	40.0%	$5,471	$5,297
Livermore Valley Holdings LLC ("LVH")	March 30, 2009 & August 25, 2009	40.0%	9,651	9,483
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	-	-
Total investments in unconsolidated affiliated real estate entities			$15,122	$14,780

GPH

The Company has an aggregate 40.0% membership interest in GPH, of which 25.0% and 15.0% are held by the Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), respectively. GPH, through subsidiaries, holds various ownership interests in certain entities, including (i) a 50.0% ownership interest in the entity that owns an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) , which consists of approximately 418,000 square feet of gross leasable area (“GLA”) and opened on August 17, 2012 and (ii) a 100.0% ownership interest in an entity that holds certain rights related to the land on which the Grand Prairie Outlet Center is located.

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

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Operating loss	$-	$-	$(2)	$-
Interest income and other, net	27	36	151	52
Income from investment in unconsolidated affiliated entity	363	-	435	-
Net income	$390	$36	$584	$52
Company's share of net income (40.0%)	$156	$15	$234	$21

The following table represents the unaudited condensed balance sheet for GPH:

	As of	As of
	September 30, 2012	December 31, 2011

Investments in unconsolidated affiliated real estate entities	$10,549	$10,114
Marketable securities, available for sale	3,945	3,350
Other assets	19	127

Total assets	$14,513	$13,591

Other liabilities	$35	$142
Members' capital	14,478	13,449

Total liabilities and members' capital	$14,513	$13,591

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

LVH

The Company has an aggregate 40.0% membership interest in LVH, of which 25.0% and 15.0% are held by the Operating Partnership and PRO, respectively. LVH, through subsidiaries, holds various ownership interests in certain entities, including (i) a 50.0% ownership interest in the entity that owns an outlet center located in Livermore Valley, California (the “Livermore Valley Outlet Center”), which consists of approximately 511,000 square feet of GLA and opened on November 8, 2012 and (ii) a 100.0% ownership interest in an entity that owns a parcel of land adjacent to the Livermore Valley Outlet Center, which was acquired for the potential expansion to the Livermore Outlet Center.

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

LVH Financial Information

LVH had no operating results for the three and nine months ended September 30, 2011. The following table represents the unaudited condensed income statement for LVH for the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Interest income and other, net	$50	$214
Income from investment in unconsolidated affiliated entity	15	84
Net income	$65	$298
Company's share of net income (40.0%)	$26	$119

The following table represents the unaudited condensed balance sheet for LVH as of the dates indicated:

	As of	As of
	September 30, 2012	December 31, 2011

Construction in progress	$4,038	$3,776
Investments in unconsolidated affiliated real estate entities	14,261	14,176
Marketable securities, available for sale	7,202	6,117
Other assets	19	127
Total assets	$25,520	$24,196

Other liabilities	$285	$226
Members' capital	25,235	23,970
Total liabilities and members' capital	$25,520	$24,196

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During 2010 the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $1.5 million. During 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. During the third quarter of 2012, the remaining balance of the loan, approximately $0.5 million was converted to a distribution, since the Company’s carrying value of its investment in 1407 Broadway is zero; the Company recorded the distribution as a liability. As of December 31, 2011, the outstanding principal and interest of approximately $0.5 million, is recorded in loans due to affiliates in the consolidated balance sheets. As of September 30, 2012, the distribution of approximately $0.5 million, is recorded in accounts payable and accrued expenses the consolidated balance sheets.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenue	$9,521	$7,649	$27,795	$25,641
Property operating expenses	7,444	7,236	20,432	21,440
Depreciation and amortization	1,459	1,545	4,298	4,465
Operating income (loss)	618	(1,132)	3,065	(264)
Interest expense and other, net	(1,037)	(649)	(3,074)	(2,677)
Net loss	$(419)	$(1,781)	$(9)	$(2,941)
Company's share of net loss (49%)	$-	$-	$-	$(306)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	September 30, 2012	December 31, 2011

Real estate, at cost (net)	$107,297	$109,275
Intangible assets	493	663
Cash and restricted cash	10,398	10,010
Other assets	17,771	16,653

Total assets	$135,959	$136,601

Mortgage payable	$127,250	$127,250
Other liabilities	12,832	12,581
Member deficit	(4,123)	(3,230)

Total liabilities and members' capital	$135,959	$136,601

5.	CP Boston Joint Venture

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

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January, 1, 2012, from Lightstone REIT II. As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”), which is included in loans due to affiliates in the consolidated balance sheet as of September 30, 2012. The Lightstone REIT II Note requires monthly payments of interest and during the three months ended September 30, 2012, the Company incurred $61 of interest expense on the Lightstone REIT II Note. The difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million.

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

For the three and nine months ended September 30, 2012 approximately $2.8 million and $9.7 million of revenue, respectively and $3.1 million and $9.1 million of property operating expenses, respectively and for the three and nine months ended September 30, 2011 approximately $3.6 million and $7.8 million of revenue, respectively and $3.0 million and $6.7 million of property operating expenses, respectively are included in operating income on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Pro forma net revenue	$12,168	$36,507
Pro forma net income/(loss)	$7,978	$(921)
Pro forma earnings/(loss) per share	$0.25	$(0.03)

6.	Courtyard by Marriott Hotel

On October 28, 2011, the Company acquired a $17.9 million promissory note (the “Promissory Note”) for approximately $9.3 million from Waterford of Parsippany, LLC (the “Marriot Seller”), an unaffiliated third party. The purchase price reflected a discount of approximately $8.6 million to the outstanding principal balance and the Company did not amortize the discount because the Promissory Note was in default. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.3 million. The acquisition was funded with cash. The Promissory Note, which was collateralized by a Courtyard by Marriott hotel (the “Courtyard by Marriott Hotel”) located in Parsippany, New Jersey, was recorded in mortgages receivable on the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On July 30, 2012 the Company completed the foreclosure of the Promissory Note and took title to the Courtyard by Marriott Hotel, including its $1.0 million furniture, fixtures and equipment reserve (the “FFE Reserve”) escrow held by Marriott. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their preliminary fair values as of the date of the acquisition. The fair value of the assets acquired of $14.1 million exceeded the book value of the Promissory Note of $9.3 million, resulting in the recognition of a bargain purchase gain of approximately $4.8 million in the consolidated statements of operations during the third quarter of 2012. The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.8 million was allocated to land, $9.2 million was allocated to building and improvements, and $1.1 million was allocated to furniture and fixtures. The FFE Reserve of $1.0 million was recorded at its stated balance and is included in restricted escrows in the consolidated balance sheet as of September 30, 2012.

This acquisition did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011.

7.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units	59,508	47,326	-	106,834
Corporate Bonds and Preferred Equities	43,543	1,134	(1,366)	43,311
Mortgage Backed Securities ("MBS")	13,960	40	(103)	13,897
Total	$117,018	$48,500	$(1,471)	$164,047

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(32)	$72
Marco OP Units	29,222	14,097	-	43,319
Corporate Bonds and Preferred Equities	47,395	-	(6,257)	41,138
MBS	18,730	2	(87)	18,645
Total	$95,451	$14,099	$(6,376)	$103,174

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities as of the dates indicated:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$16,969	$-	$47,256
Total	$30,287	$16,969	$-	$47,256

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in the consolidated balance sheet as of December 31, 2011. The Escrowed Marco OP Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements. As of September 30, 2012, the entire 703,737 Marco OP Units that the Company received in connection with the closing of the POAC/Mill Run Transaction are classified as marketable securities, available for sale, in the consolidated balance sheet.

The Marco OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any impairment charges. As of September 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three and nine months ended September 30, 2012 the Company realized $490 and $92 of gross gains, respectively, and, for the three and nine months ended September 30, 2011 the Company realized $65 of gross gains and $2.9 million of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally range from 27 year to 30 years.

Margin Loan

The Company has access to a margin loan (the Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.06% as of September 30, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $39.0 million and $20.4 million as of September 30, 2012 and December 31, 2011, respectively. Interest expense on the Margin Loan was $114 and $264 for the three and nine months ended September 30, 2012, respectively and $123 and $287 for the three and nine months ended September 30, 2011.

Line of Credit

On September 14, 2012, the Company entered into a nonrevolving credit facility (“Line of Credit”) with the same financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on September 14, 2013, but may be extended at the option of the Borrower for an additional one year subject to lender’s approval. The Line of Credit bears interest at Libor plus 3.00%. As of September 30, 2012, no amounts are outstanding under the Line of Credit.

The Company paid a $125 facility fee related to the Line of Credit that is being amortized over one year. Additionally, the Line of Credit provides for an annual fee equal to 0.25% of the unused balance for the Line of Credit.

The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of September 30, 2012, the strike price of the calls was adjusted to $108.77 per share.

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of September 30, 2012 and December 31, 2011, the fair value of the hedges was a liability of $22.0 million and $10.9 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $26.5 million and $8.3 million, respectively. The collateral was recorded on the consolidated balance sheets under restricted escrows. For the three and nine months ended September 30, 2012, a gain of $2.0 million and a loss of $11.1 million, respectively, and, for the three and nine months ended September 30, 2011, a gain of $2.6 million and a loss of $4.8 million, respectively, was recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	Fair Value Measurement Using
As of September 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$10,005	$-	$-	$10,005

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units	-	106,834	-	106,834
Corporate Bonds and Preferred Equities	-	43,311	-	43,311
MBS	-	13,897	-	13,897
Total	$5	$164,042	$-	$164,047

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(21,967)	$-	$(21,967)
Total	$-	$(21,967)	$-	$(21,967)

	Fair Value Measurement Using
As of December 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$72	$-	$-	$72
Marco OP Units	-	43,319	-	43,319
Corporate Bonds		41,138		41,138
MBS	-	18,645	-	18,645
Total	$72	$103,102	$-	$103,174

Restricted Marketable Securities:
Marco OP Units	$-	$47,256	$-	$47,256
Total	$-	$47,256	$-	$47,256

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(10,855)	$-	$(10,855)
Total	$-	$(10,855)	$-	$(10,855)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

8.	Mortgages Payable

Mortgages payable consists of the following:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2012	Maturity Date	Amount Due at Maturity	September 30, 2012	December 31, 2011

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$40,190	$40,539

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,272	27,500

Gulf Coast Industrial Portfolio	5.83%	5.83%	Due on demand	52,711	52,711	53,025

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.71%	June 2013	6,622	7,015	7,409

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,215	27,492

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,361	25,658

2nd Street Project	LIBOR + 1.00%	-	September 2012	-	-	13,500

2nd Street Project	LIBOR + 3.50%	3.72%	September 2016	13,500	13,500	-

Crowe’s Crossing	5.44%	5.44%	November 2016	5,578	5,937	5,993

DePaul Plaza	6.48%	-	October 2012	-	-	11,818

DePaul Plaza	LIBOR + 3.00%	3.22%	September 2017	11,146	12,000	-

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,889	5,000

Total mortgages payable		5.47%		$207,779	$216,090	$217,934

Libor as of September 30, 2012 and December 31, 2011 was 0.2143% and 0.2953%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which are 35.0% recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of September 30, 2012:

Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
$53,316	$8,861	$28,562	$6,340	$82,118	$36,893	$216,090

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $11.0 million and $7.7 million were held in restricted escrow accounts as of September 30, 2012 and December 31, 2011, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $13.5 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows as of September 30, 2012 and December 31, 2011. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On September 28, 2012, 50-01 2nd Street Associates, LLC (the “2nd Street Owner”), a wholly owned subsidiary of 50-01 2nd Street Associates Holdings LLC (the “2nd Street JV”), a joint venture between the Operating Partnership and the Sponsor, entered into a construction loan (the “Construction Loan”) with CIBC, Inc. (“CIBC”) providing for up to $51.0 million of financings for a residential project (the “2nd Street Project”). At closing, $13.5 million of proceeds were advanced under the Construction Loan and used to repay in full an interim loan (the “Interim Loan”) from CIBC which was previously obtained in August 2011 in connection with the acquisition of the land on which the 2nd Street Project is being constructed. As of September 30, 2012, the remaining amount available under the Construction Loan was $37.5 million and future draws will be used to fund the development and construction of the 2nd Street Project. See Note 11 for additional information.

The Construction Loan bears interest at a floating rate of LIBOR plus 3.50% and matures on September 30, 2016. The maturity of the Construction Loan may be extended for one additional year at the Company’s option. The Construction Loan provides for a commitment fee equal to 2% of its unused capacity and an administrative fee of $3 per month. Additionally, the 2nd Street JV entered into an interest rate cap agreement to cap the LIBOR rate at 2.00% through September 30, 2016 at a cost of approximately $0.3 million. The Construction Loan is collateralized by the 2nd Street Project and $13.5 million of cash held in escrow (included in restricted escrows on our consolidated balance sheet as of September 30, 2012) and is guaranteed by the Company and the Sponsor.  In addition, the 2nd Street Owner incurred approximately $2.2 million in deferred financing costs associated with the 2nd Street Project through September 30, 2012.

In connection with its acquisition of DePaul Plaza on November 22, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of $11.8 million. On September 27, 2012 the Company entered into a new three-year mortgage loan with an initial principal amount of $12.0 million, which provides for additional advances up to $1.0 million for payment of certain leasing related costs, and bears interest at a rate of LIBOR plus 3.00%. Approximately $11.6 million of the proceeds from the new mortgage loan were used to repay the existing mortgage loan in full. The new mortgage loan will mature on September 27, 2017, at which time a balloon payment of approximately $11.1 million will be due to the lender, assuming no principal prepayments or additional advances Additionally, the Company entered into an interest rate swap agreement to hedge the variability of LIBOR for $12.0 million, expiring on September 27, 2017, with a fixed interest rate of 0.9%. As of September 30, 2012, the fair value of the swap of approximately $0.1 million is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio during several quarterly periods in 2010, all quarter periods in 2011, and the first three quarters of 2012 (see below). The Company currently is in compliance with all of its other debt covenants.

As a result of the Company not meeting certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio, beginning in July 2011, the lender elected to retain all excess cash flow from the associated properties until the Company meets the required coverage ratios for two successive quarters. Additionally, the Lender has notified the Company that the loan is in default and due on demand. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan and is currently in negotiations with the lender to cure the default.  Additionally, the Company believes that the lender’s actions will not have a material impact on its results of operations or financial position.

9.	Assets and Liabilities Disposed of and Discontinued Operations

During the second quarter of 2012, Brazos met the criteria to be classified as held for sale. On July 30, 2012, the Company disposed of Brazos, a retail shopping center located in Lake Jackson, Texas for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.2 million, which was scheduled to mature in December 2012. The Company recognized a gain on disposition of $2.1 million during the third quarter of 2012. The operating results of Brazos are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  Additionally, the associated assets and liabilities of Brazos are classified as assets disposed of in the Consolidated Balance Sheets for all periods presented.

The following summary presents the operating results of Brazos included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$(47)	$250	$454	$750

Operating expenses	(1)	130	242	380

Operating income	(46)	120	212	370

Interest expense	(33)	(116)	(256)	(346)
Gain on disposition	2,098	-	2,098

Net income from discontinued operations	$2,019	$4	$2,054	$24

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities disposed of, of as the date indicated.

As of
December 31, 2011

Net investment property	$5,265
Tenant accounts receivable	131
Prepaid expenses and other assets	193

Total assets disposed of	$5,589

Mortgage payable	$6,336
Accounts payable and accrued expenses	37
Deferred rental income	-

Total liabilities disposed of	$6,373

10.	Net Earnings Per Share

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

11.	Related Party Transactions

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Acquisition fees	$127	$80	$184	$702
Asset management fees	598	508	1,748	1,444
Acquisition expenses reimbursed to Advisor	-	-	-	242
Property management fees	356	335	1,076	971
Development fees and leasing commissions	339	131	483	564
Total	$1,420	$1,054	$3,491	$3,923

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended September 30, 2012, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through September 30, 2012, cumulative distributions declared were $10.3 million, of which $9.7 million were paid. See Notes 3, 4 and 14 for other related party transactions.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate the “2nd Street Owner.  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street JV (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put a portion or all of its interest to the Sponsor through August 18, 2012 in exchange for the corresponding dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer 15.0% of its membership interest to the Sponsor effective upon obtaining the Construction Loan (see Note 8 for additional information) for the 2nd Street Project. On September 28, 2012, the Construction Loan closed and the Sponsor reimbursed the Operating Partnership approximately $4.1 million.

As of September 30, 2012, the Operating Partnership owned a 60.0% managing membership interest in the 2nd Street JV and the Sponsor owned a 40.0% non managing membership interest. As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street JV that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street JV and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street JV, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street JV contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained the $13.5 million Interim Loan. During the second quarter of 2012, the 2nd Street Owner commenced construction of the 2nd Street Project on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014. On September 28, 2012 the 2nd Street Owner entered into the Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. The remaining available amount of $37.5 million under the Construction Loan will be used to fund the construction and development of the 2nd Street Project.

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

12.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates, and the margin loan approximated their fair values as of September 30, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of September 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$216.1	$217.4	$217.9	$218.0

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

13.	Segment Information

The Company currently operates in four business segments as of September 30, 2012: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2012 and 2011 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2012 and December 31, 2011. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2011 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income from the combined properties in each real estate segment.

As discussed in Note 9, the results of operations presented below exclude Brazos due to its classification as discontinued operations for all periods presented. Brazos was previously included in the Company’s retail segment.

Selected results of operations for the three months ended September 30, 2012 and 2011, and total assets as of September 30, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30, 2012
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,585	$3,175	$1,814	$4,781	$-	$13,355

Property operating expenses	991	1,364	568	4,256	(72)	7,107
Real estate taxes	396	318	202	173	(1)	1,088
General and administrative costs	19	7	52	95	1,470	1,643

Net operating income/(loss)	2,179	1,486	992	257	(1,397)	3,517

Depreciation and amortization	1,321	420	471	298	-	2,510

Operating income/(loss)	$858	$1,066	$521	$(41)	$(1,397)	$1,007

As of September 30, 2012:
Total Assets	$128,739	$65,406	$61,214	$54,541	$292,255	$602,155

	For the Three Months Ended September 30, 2011
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,670	$3,082	$1,688	$4,478	$-	$11,918

Property operating expenses	697	1,337	576	3,583	56	6,249
Real estate taxes	246	320	222	134	191	1,113
General and administrative costs	(15)	47	2	95	1,551	1,680

Net operating income/(loss)	1,742	1,378	888	666	(1,798)	2,876

Franchise cancellation expense	-	-	-	-	-	-
Depreciation and amortization	869	398	539	274	-	2,080

Operating income/(loss)	$873	$980	$349	$392	$(1,798)	$796

As of December 31, 2011:
Total Assets	$134,952	$66,702	$61,721	$31,229	$269,752	$564,356

Selected results of operations for the nine months ended September 30, 2012 and 2011 regarding the Company’s operating segments are as follows:

	For the Nine Months Ended September 30, 2012
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$10,675	$9,450	$5,362	$13,430	$-	$38,917

Property operating expenses	2,752	4,017	1,578	11,157	(39)	19,465
Real estate taxes	1,193	984	532	480	-	3,189
General and administrative costs	57	111	254	292	4,227	4,941

Net operating income/(loss)	6,673	4,338	2,998	1,501	(4,188)	11,322

Depreciation and amortization	3,999	1,239	1,417	756	-	7,411
Operating income/(loss)	$2,674	$3,099	$1,581	$745	$(4,188)	$3,911

	For the Nine Months Ended September 30, 2011
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,807	$9,115	$5,155	$10,267	$-	$32,344

Property operating expenses	2,081	4,006	1,571	8,119	56	15,833
Real estate taxes	746	961	651	375	191	2,924
General and administrative costs	(64)	127	(3)	256	5,458	5,774

Net operating income/(loss)	5,044	4,021	2,936	1,517	(5,705)	7,813

Franchise cancellation expense	-	-	-	1,234	-	1,234
Depreciation and amortization	2,602	1,184	1,601	676	-	6,063
Operating income/(loss)	$2,442	$2,837	$1,335	$(393)	$(5,705)	$516

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

14.	Commitments and Contingencies

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and legal briefs from both parties were due on October 1, 2012. The parties extended the time to file opposition papers until the end of November, with Kamber having approximately two weeks thereafter to file reply papers. A date for oral argument will then be fixed by the court. Management is confident that the lower court’s rulings will be upheld. Management is engaged in conversations with Kamber regarding a restructuring and settlement of the litigation; however, the outcome of such conversations is uncertain.

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

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run LLC (“Mill Run”) and certain ownership interests (the “POAC Interest”) in Prime Outlets Acquisition Company ( “POAC”), our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of September 30, 2012.

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

Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties have provided POAC/Mill Run Loan Collection Guaranties with respect to the draws under a revolving credit facility made by Simon in connection with the closing of the POAC/Mill Run Transaction. Under the terms of the POAC/Mill Run Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facility after Simon OP has failed to make payments, the amount outstanding under the revolving credit facility has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facility after exhausting other remedies. The POAC/Mill Run Loan Collection Guaranties by the LVP Parties are limited to a specified aggregate maximum of $201.1 million, with the maximum of each of the respective LVP Parties limited to an amount that is at least equal to its respective cash considerations. The maximum amounts of the POAC/Mill Run Loan Collection Guaranties will be reduced to the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders. In connection with completion of the POAC/Mill Run Transaction, the Company recorded a liability in the amount of $0.1 million, representing the estimated fair value of the POAC/Mill Run Simon Loan Collection Guaranties as of the closing date, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2012 and December 31, 2011, respectively.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

15.   Subsequent Events

Distribution Payment

On October 15, 2012, the distribution for the three-month period ending September 30, 2012 was paid in full using a combination of cash and approximately 0.2 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.12 per share. The distribution was paid from cash flows provided from operations (approximately $3.6 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s Distribution Reinvestment Program (approximately $1.7 million or 32%).

Distribution Declaration

On November 9, 2012, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2013 to shareholders of record as of December 31, 2012. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

As discussed in Note 9 to the Consolidated Financial Statements, the results of operations presented below exclude Brazos Crossing Power Center (“Brazos”) due to its classification as discontinued operations. Brazos was previously included in the Company’s retail segment.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of September 30, 2012	Annualized Revenues based on rents at September 30, 2012	Annualized Revenues per square foot September 30, 2012
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	84.1%	$3.8 million	$13.85
Oakview Plaza	Omaha, NE	1999 - 2005	177,103	88.6%	$2.3 million	$14.71
Crowe's Crossing	Stone Mountain, GA	1986	93,728	77.5%	$0.6 million	$8.87
DePaul Plaza	Bridgeton, MO	1985	187,090	83.2%	$1.7 million	$11.13
Everson Pointe	Snellville, GA	1999	81,428	90.8%	$0.8 million	$11.33
		Retail Total	869,595	84.8%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	82.9%	$3.0 million	$10.72
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,364	73.6%	$1.7 million	$4.69
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	82.2%	$1.0 million	$6.70
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.5 million	$1.85
		Industrial Total	1,287,098	83.0%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2012	Annualized Revenues based on rents at September 30, 2012	Annualized Revenues per unit September 30, 2012
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.7%	$7.7 million	$8,002
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	96.0%	$3.9 million	$7,226
		Residential Total	1,585	95.1%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of September 30, 2012	Revenue per Available Room through September 30, 2012
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	79,734	82.8%	$35.47

Marriott Courtyard Parsippany	Parsippany, NJ	2001	12,684	73.3%	$88.20

CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	99,798	39.5%	$36.28
		Hospitalisty Total	192,216	59.7%

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2012	Annualized Revenues based on rents at September 30, 2012	Annualized Revenues per square foot September 30, 2012
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	82.0%	$35.7 million	$34.72

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three and nine months ended September 30, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

For the Three Months Ended September 30, 2012 vs. September 30, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $1.5 million to $13.4 million for the three months ended September 30, 2012 compared to $11.9 million for the same period in 2011. The increase primarily reflects higher revenues in our Retail segment of $ $0.9 million and our Hospitality Segment of $0.3 million as well as slight increases in our Multi-Family Residential and Industrial segments. See “Segment Results of Operations for the Three Months Ended September 30, 2012 compared to September 30, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.9 million to $7.1 million for the three months ended September 30, 2012 compared to $6.2 million the same period in 2011. The increase was due to increased expenses from the properties acquired in October and November of 2011.

Real estate taxes

Real estate taxes were unchanged for the three months ended September 30, 2012 compared to the same period in 2011.

General and administrative expenses

General and administrative were unchanged for the three months ended September 30, 2012 compared to the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.4 million to $2.5 million for the three months ended September 30, 2012 compared to $2.1 million the same period in 2011. The increase was due to depreciation from the properties acquired in October and November of 2011.

Mark to market adjustment on derivative financial instruments

During the three months ended September 30, 2012 and 2011, we recorded positive mark to market adjustment on derivative financial instruments of $1.8 million and $2.6 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest income

Interest income decreased by approximately $0.6 million to $3.7 million for the three months ended September 30, 2012 compared to $4.3 million the same period in 2011. The decrease was attributable to lower income from our marketable equity securities offset by higher interest on our mortgages receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.3 million to $3.3 million for the three months ended September 30, 2012 compared to $3.0 million for the same period in 2011. The increase is primarily attributable to the debt associated with 2011 acquisitions.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities increased by $0.4 million to $0.5 million for the three months ended September 30, 2012 compared to $0.1 million for the same period in 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the three months ended September 30, 2012 in connection with the acquisition of the Courtyard by Marriott Hotel. See Note 6 for additional information.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during the three months ended September 30, 2012 compared to income of $15 during the same period in 2011. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”) in the 2011 period, (iv) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively.

Segment Results of Operations for the Three Months Ended September 30, 2012 compared to September 30, 2011

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,585	$2,670	$915	34.3%
NOI	2,179	1,742	437	25.1%
Average Occupancy Rate for period	84.5%	82.6%		1.9%

Revenues increased by approximately $0.9 million for the three months ended September 30, 2012 compared to the same period in 2011. The higher revenues for the 2012 period reflect an aggregate $0.9 million for Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively. Revenues at our other retail properties were relatively consistent in the 2012 and 2011 periods.

NOI increased by approximately $0.4 million for the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the timing of the aforementioned 2011 property acquisitions.

Multi- Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$3,175	$3,082	$93	3.0%
NOI	1,486	1,378	108	7.8%
Average Occupancy Rate for period	94.8%	94.9%		-0.1%

Revenues and occupancy remained relatively flat for the three months ended September 30, 2012 compared to the same period in 2011.

NOI increased by approximately $0.1 million during the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$1,814	$1,688	$126	7.5%
NOI	992	888	104	11.7%
Average Occupancy Rate for period	82.8%	79.2%		3.6%

Revenues increased by $0.1 million for the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to an increase in the average occupancy rate.

NOI increased by $0.1 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of the increase in the average occupancy rate.

Hotel Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$4,781	$4,478	$303	6.8%
NOI	257	666	(409)	-61.4%
Average Occupancy Rate for period	64.5%	67.2%		-2.7%
Rev PAR	$46.97	$43.08	$3.89	9.0%

The revenues in our Hotel Hospitality Segment increased by approximately $0.3 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase reflects higher revenues of approximately $0.9 million in the 2012 period attributable to the acquisition of the Parsippany Marriot Property on July 30, 2012 offset by lower aggregate revenues of approximately $0.6 million in the other properties in our Hotel Hospitality Segment.

NOI in our Hotel Hospitality Segment decreased by $0.4 million for the three months ended September 30, 2012 compared to the same period in 2011. The acquisition of the Parsippany Marriot Property on July 30, 2012 accounted for the majority of the NOI for the three months ended September 30, 2012. The aforementioned decrease in revenue, as well as, increased operating expenses in the other properties in our Hotel Hospitality Segment accounted for the decrease in NOI in the current period as compared to the same period in 2011.

For the Nine Months Ended September 30, 2012 vs. September 30, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $6.6 million to $38.9 million for the nine months ended September 30, 2012 compared to $32.3 million for the same period in 2011. The increase reflects higher revenues in our Hotel Hospitality and Retail segments of $3.2 million and $2.9 million, respectively. Revenues in our Multi-Family Residential and Industrial segments also increased slightly. See “Segment Results of Operations for the Nine Months Ended September 30, 2012 compared to September 30, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.6 million to $19.5 million for the nine months ended September 30, 2012 compared to $15.8 million for the same period in 2011. The increase primarily reflects higher property operating expenses in our Hotel Hospitality segment of approximately $3.0 million in the 2012 period attributable to the timing of the acquisition of the CP Boston property, which was acquired on March 21, 2011 and the Parsippany Marriot property which was acquired in On July 30, 2012. The remaining increase is attributable to Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively.

Real estate taxes

Real estate taxes increased by approximately $0.3 million to $3.2 million for the nine months ended September 30, 2012 compared to $2.9 million for the same period in 2011. The increase of approximately $0.3 million is attributable to the timing of acquisitions made in 2011.

General and administrative expenses

General and administrative expenses decreased by approximately $0.8 million to $4.9 million for the nine months ended September 30, 2012 compared to $5.7 million for the same period in 2011. The decrease was attributable to fewer expenses with respect to acquisitions.

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 in the 2011 period related to management’s decision to rebrand the CP Boston Property.  There was no franchise cancellation fee in the 2012 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.3 million to $7.4 million for the nine months ended September 30, 2012 compared to $6.1 million the same period in 2011. The increase was due primarily to depreciation from the properties acquired in October and November 2011.

Mark to market adjustment on derivative financial instruments

During the nine months ended September 30, 2012 and 2011, we recorded negative mark to market adjustment on derivative financial instruments of $11.2 million and $4.8 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest income

Interest income decreased by approximately $1.2 million to $11.0 million for the nine months ended September 30, 2012 compared to $12.2 million the same period in 2011. The decrease was attributable to lower income from our marketable equity securities offset by higher interest on our mortgages receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.0 million to $9.7 million for the nine months ended September 30, 2012 compared to $8.7 million for the same period in 2011. The increase is primarily attributable to the debt associated with 2011 acquisitions.

Gain on disposition of unconsolidated affiliated real estate entities

On March 1, 2012, Marco OP Units previously held in escrow for potential indemnified liabilities related to the disposition of certain of our investments in unconsolidated affiliated real estate entities in August 2010 were fully released to us. As a result, we recognized a previously deferred gain in the amount of $30.3 million during the nine months ended September 30, 2012. See Note 3 for additional information.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities decreased by $3.0 million to a gain of $0.1 million for the nine months ended September 30, 2012 compared to a loss of $2.9 million for the same period in 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the nine months ended September 30, 2012 in connection with the acquisition of the Courtyard by Marriott Hotel. See Note 6 for additional information.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.4 million during the nine months ended September 30, 2012 compared to a loss of $0.3 million during the same period in 2011. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone REIT II in the 2011 period, (iv) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively.

Segment Results of Operations for the Nine Months Ended September 30, 2012 compared to September 30, 2011

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$10,675	$7,807	$2,868	36.7%
NOI	6,673	5,044	1,629	32.3%
Average Occupancy Rate for period	84.7%	81.9%		2.8%

Revenues increased by approximately $2.9 million for the nine months ended September 30, 2012 compared to the same period in 2011. The higher revenues for the 2012 period reflect an aggregate $2.7 million for Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively (November 22, 2011). Revenues at our other retail properties were relatively consistent in the 2012 and 2011 periods.

NOI increased by approximately $1.6 million for the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the timing of the aforementioned 2011 property acquisitions.

Multi- Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$9,450	$9,115	$335	3.7%
NOI	4,338	4,021	317	7.9%
Average Occupancy Rate for period	95.0%	94.4%		0.6%

Revenues increased by approximately $0.3 million for the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the higher average occupancy rate in the 2012 period.

NOI increased by approximately $0.3 million during the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$5,362	$5,155	$207	4.0%
NOI	2,998	2,936	62	2.1%
Average Occupancy Rate for period	82.7%	74.9%		7.8%

Revenues increased slightly and NOI remained relatively unchanged for the nine months ended September 30, 2012 compared to the same period in 2011 while the average occupancy rate for the period increased by almost 8%. This increase in occupancy without a corresponding increase in revenue and NOI is primarily attributable to a reduction in revenues recognized at Sarasota due to a tenant dispute during the first quarter of 2012.

Hotel Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$13,430	$10,267	$3,163	30.8%
NOI	1,501	1,517	(16)	-1.1%
Average Occupancy Rate for period	59.7%	63.9%		-4.2%
Rev PAR	$39.37	$38.57	$0.80	2.1%

The revenues in our Hotel Hospitality Segment increased by approximately $3.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase reflects higher aggregate rental revenues and other service income of approximately $1.9 million in the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011 and the acquisition of the Parsippany Marriot Property on July 30, 2012 of $0.9 million. The lower average occupancy rate and the increased Rev PAR during the 2012 period were primarily driven by the CP Boston Property.

NOI in our Hotel Hospitality Segment remained flat for the nine months ended September 30, 2012 compared to the same period in 2011. The aforementioned increase in revenues was substantially offset by additional operating expenses of approximately $2.5 million during the 2012 period attributable to the timing of the acquisition of the CP Boston Property, which was acquired on March 21, 2011 and the acquisition of the Parsippany Marriot Property on July 30, 2012 of $0.7 million.

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

We currently have $216.1 million of outstanding mortgage debt, $2.3 million of loans due to affiliates and a $39.0 million margin loan. Additionally, we have $25.0 million available to us under a line of credit and $37.5 million available to us under a construction loan for a property currently under development. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2012, our total borrowings of $257.5 million represented 78% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Acquisition fees	$127	$80	$184	$702
Asset management fees	598	508	1,748	1,444
Acquisition expenses reimbursed to Advisor	-	-	-	242
Property management fees	356	335	1,076	971
Development fees and leasing commissions	339	131	483	564
Total	$1,420	$1,054	$3,491	$3,923

As of September 30, 2012, we had approximately $21.4 million of cash and cash equivalents on hand and $164.0 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2012	2011
	(unaudited)

Cash flows provided by operating activities	$15,233	$11,761
Cash flows used in investing activities	(20,186)	(12,775)
Cash flows used in financing activities	(5,128)	(14,225)
Net change in cash and cash equivalents	(10,081)	(15,239)

Cash and cash equivalents, beginning of the period	31,525	24,318
Cash and cash equivalents, end of the period	$21,444	$9,079

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

Operating activities

Net cash flows provided by operating activities of $15.2 million for the nine months ended September 30, 2012 consists of the following:

•	cash inflows of approximately $12.2 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $2.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $20.2 million for the nine months ended September 30, 2012 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $14.6 million;

•	funding for the collateral requirement on our Marco OP Units Collar of approximately $21.1 million;

•	net proceeds from the sale and purchase of marketable securities of $8.8 million; and

•	net cash provided by discontinued operations of approximately $7.3 million

Financing activities

The net cash used by financing activities of approximately $5.1 million for the nine months ended September 30, 2012 is primarily related to the following:

•	distributions to our common shareholders of $10.7 million and common share redemptions of $3.0 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $5.9 million and contributions from our noncontrolling interests of $6.7 million;

•	proceeds from our margin loan of $18.6 million and proceeds from mortgage financing of $12.0 million;

•	debt principal payments $13.8 million and loan fees and expenses of $2.7 million; and

•	net cash used in discontinued operations of approximately $6.3 million

The following summarizes our indebtedness maturing in 2012 and our current intentions:

2nd Street Project

On September 28, 2012, 50-01 2nd Street Associates, LLC (the “2nd Street Owner”), a wholly owned subsidiary of 50-01 2nd Street Associates Holdings LLC (the “2nd Street JV”), a joint venture between the Operating Partnership and the Sponsor, entered into a construction loan (the “Construction Loan”) with CIBC, Inc. (“CIBC”) providing for up to $51.0 million of financings for a residential project (the “2nd Street Project”). At closing, $13.5 million of proceeds were advanced under the Construction Loan and used to repay in full an interim loan (the “Interim Loan”) from CIBC which was previously obtained in August 2011 in connection with the acquisition of the land on which the 2nd Street Project is being constructed. As of September 30, 2012, the remaining amount available under the Construction Loan was $37.5 million and future draws will be used to fund the development and construction of the 2nd Street Project. See Note 11 for additional information.

The Construction Loan bears interest at a floating rate of LIBOR plus 3.50% and matures on September 30, 2016. The maturity of the Construction Loan may be extended for one additional year at the Company’s option. The Construction Loan provides for a commitment fee equal to 2% of its unused capacity and an administrative fee of $3 per month. Additionally, the 2nd Street JV entered into an interest rate cap agreement to cap the LIBOR rate at 2.00% through September 30, 2016 at a cost of approximately $0.3 million. The Construction Loan is collateralized by the 2nd Street Project and $13.5 million of cash held in escrow (included in restricted escrows on our consolidated balance sheet as of September 30, 2012) and is guaranteed by the Company and the Sponsor.  In addition, the 2nd Street Owner incurred approximately $2.2 million in deferred financing costs associated with the 2nd Street Project through September 30, 2012.

DePaul Plaza

In connection with its acquisition of DePaul Plaza on November 22, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of $11.8 million. On September 27, 2012 the Company entered into a new three-year mortgage loan with an initial principal amount of $12.0 million, which provides for additional advances up to $1.0 million for payment of certain leasing related costs, and bears interest at a rate of LIBOR plus 3.00%. Approximately $11.6 million of the proceeds from the new mortgage loan were used to repay the existing mortgage loan in full. The new mortgage loan will mature on September 27, 2017, at which time a balloon payment of approximately $11.1 million will be due to the lender, assuming no principal prepayments or additional advances. Additionally, the Company entered into an interest rate swap agreement to hedge the variability of LIBOR for $12.0 million, expiring on September 27, 2017, with a fixed interest rate of 0.9%. As of September 30, 2012, the fair value of the swap of approximately $0.1 million is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and we are currently renovating and improving the property. Through September 30, 2012, we spent approximately $11.2 million on renovations and improvements and it is expected that approximately $4.2 million of additional renovations and improvements will be completed during 2012.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2012.

Contractual Obligations	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total

Mortgage Payable	$53,316	$8,861	28,562	$6,340	$82,118	$36,893	$216,090
Interest Payments[1]	2,144	8,627	8,331	6,762	4,367	424	30,655

Total Contractual Obligations	$55,460	$17,488	$36,893	$13,102	$86,485	$37,317	$246,745

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of September 30, 2012 was used.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company currently is in compliance with all of its debt covenants, with the exception of certain debt service coverage ratios on the debt associated with the Gulf Coast Industrial Portfolio.

Under the terms of the loan agreement for the Gulf Coast Industrial Portfolio, the lender has elected to retain all excess cash flow from the associated properties because of the aforementioned noncompliance. Additionally, the Lender has notified the Company that the loan is in default and due on demand. Through the date of this filing, notwithstanding the fact that the lender has taken such action, the Company is current with respect to regularly scheduled debt service payments on the loan and is currently in negotiations with the lender to cure the default. Additionally, the Company believes that the lender’s actions will not have a material impact on its results of operations or financial position.

In addition to the mortgage payable described above, we use a margin loan that is available from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $39.0 million at September 30, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.06% as of September 30, 2012).

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income/(loss)	$11,161	$7,978	$32,717	$(617)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,510	2,080	7,411	6,063
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	775	757	2,166	2,188
Adjustments to equity in earnings from unconsolidated entities, net	(206)	(871)	(5)	(1,135)
Bargain purchase gain	(4,800)	-	(4,800)	-
Gain on disposal of unconsolidated affiliated real estate entities	-	(2,824)	(30,287)	(2,824)
Discontinued operations:
Depreciation and amortization of real estate assets	-	67	121	201
Gain on disposal of investment property	(2,098)	-	(2,098)	-
FFO	7,342	7,187	5,225	3,876
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	147	184	305	3,148
Amortization of above or below market leases and liabilities(2)	(161)	(137)	(338)	(279)
Accretion of discounts and amortization of premiums on debt investments	(569)	(473)	(1,632)	(871)
Mark-to-market adjustments(3)	(1,819)	(2,552)	11,245	4,782
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
(Gain)/loss on sale of marketable securities	(490)	(65)	(92)	2,929
MFFO	4,450	4,144	14,713	13,585
Straight-line rent(5)	$54	$132	$(425)	$(486)
MFFO - IPA recommended format	$4,504	$4,276	$14,288	$13,099

Net income/(loss)	$11,161	$7,978	$32,717	$(617)
Less: income attributable to noncontrolling interests	(600)	(485)	(3,457)	(132)
Net income/(loss) applicable to company's common shares	$10,561	$7,493	$29,260	$(749)
Net income/(loss) per common share, basic and diluted	$0.35	$0.24	$0.98	$(0.02)

FFO	$7,342	$7,187	$5,225	$3,876
Less: FFO attributable to noncontrolling interests	(542)	(264)	(950)	19
FFO attributable to company's common shares	$6,800	$6,923	$4,275	$3,895
FFO per common share, basic and diluted	$0.23	$0.22	$0.14	$0.12

MFFO - IPA recommended format	$4,504	$4,276	$14,288	$13,099
Less: MFFO attributable to noncontrolling interests	(437)	(153)	(936)	(407)
MFFO attributable to company's common shares	$4,067	$4,123	$13,352	$12,692

Weighted average number of common shares outstanding, basic and diluted	29,958	31,726	29,903	31,682

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
September 30, 2012

FFO	$49,900
Distributions	$101,163

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations :

Distribution period:		Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions
Date distribution declared			August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$10,609		$3,608		$3,547		$3,454
Distributions reinvested	5,109		1,681		1,674		1,754
Total Distributions	$15,718		$5,289		$5,221		$5,208

Source of distributions:
Cash flows provided by operations	$10,609	67%	$3,608	68%	$3,547	68%	$3,454	66%
Excess cash	-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	5,109	33%	1,681	32%	1,674	32%	1,754	34%
Total Sources	$15,718	100%	$5,289	100%	$5,221	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$14,801		$4,675		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	504		166		165		173

	Year to Date September 30, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions
Date distribution declared			August 12, 2011		May 13, 2011		March 4, 2011

Date distribution paid			October 14, 2011		July 15, 2011		April 15, 2011

Distributions paid	$11,086		$3,766		$3,666		$3,654
Distributions reinvested	5,517		1,836		1,857		1,824
Total Distributions	$16,603		$5,602		$5,523		$5,478

Source of distributions:
Cash flows provided by operations	$9,791	59%	$3,766	67%	$3,666	66%	$2,359	43%
Excess cash	1,295	8%	-	0%	-	0%	1,295	24%
Proceeds from issuance of common stock through DRIP	5,517	33%	1,836	33%	1,857	34%	1,824	33%
Total Sources	$16,603	100%	$5,602	100%	$5,523	100%	$5,478	100%

Cash flows provided by/(used in) operations (GAAP basis)	$11,761		$4,135		$5,267		$2,359

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	580		193		195		192

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of September 30, 2012, our net tangible book value per share was $10.07. The offering price of shares under our DRIP at September 30, 2012 was $10.12.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2012, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of September 30, 2012, we held various marketable securities with a fair value of approximately $164.0 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of September 30, 2012, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately by approximately $16.4 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of September 30, 2012:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$53,316	$8,861	$28,562	$6,340	$82,118	$36,893	$216,090	$217,443

Marco OP Units Collar:

Notional Amount	527,803	Units						$21,967
Average Cap (Highest)	$108.77
Average Floor (Lowest)	$90.32

As of September 30, 2012, approximately $37.4 million, or 17%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of September 30, 2012, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.4 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the margin loan approximated their fair values as of September 30, 2012 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of September 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$216.1	$217.4	$217.9	$218.0

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2012, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and legal briefs from both parties were due on October 1, 2012. The parties extended the time to file opposition papers until the end of November, with Kamber having approximately two weeks thereafter to file reply papers. A date for oral argument will then be fixed by the court. Management is confident that the lower court’s rulings will be upheld. Management is engaged in conversations with Kamber regarding a restructuring and settlement of the litigation; however, the outcome of such conversations is uncertain.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 16, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

