Form 10-K
period 2012-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2013-03-29
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2012

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

As of June 30, 2012, the aggregate market value of the common shares held by non-affiliates of the registrant was $298.7 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. On December 21, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.80 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of December 31, 2012. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2013, there were 30.1 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the The Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the The Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Lightstone REIT’s expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-117367) of the Lightstone REIT filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT is a Maryland corporation, formed on June 8, 2004 and subsequently qualified as real estate investment trust (“REIT”) during year ending December 31, 2006. The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States and Puerto Rico.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98.3% interest as of December 31, 2012 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Lightstone REIT is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors and its Chief Executive Officer.

We own and manage a diversified (by geographical location and by type and size of property) portfolio of commercial and residential properties located throughout the United States and Puerto Rico. We have acquired and continue to seek to acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-markets with constraints on the amount of additional property supply. Additionally, we have acquired and will continue to seek to acquire fee interests in lodging properties located near major transportation arteries in urban and suburban areas; multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost.

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hotel Hospitality Segment. The Unallocated amount include our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2012, on a collective basis, we (i) wholly owned 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 7 hotel hospitality properties containing a total of 1,096 rooms and (ii) owned interest in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the properties are located within the United States. As of December 31, 2012, the retail properties, the industrial properties, the multi-family residential properties and the office property were 86%, 82%, 95% and 82% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room was $40 and occupancy was 58% for the year ended December 31, 2012.

Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”) and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which includes 18 operating outlet center properties, Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”), and (iii) 36.8% aggregate interests in its investment in Mill Run, which includes two operating outlet center properties. On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of the St. Augustine Outlet center and our 40.0% aggregate interests in both GPH and LVH. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

On August 30, 2010, the POAC/Mill Run Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both GPH and LVH, which were retained.

In connection with the POAC/Mill Run Transaction, we recognized a gain on disposition of approximately $142.7 million (consisting of $142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment.  During the third quarter of 2011, we recognized an additional $2.8 million of gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items.  As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011, which was subsequently recognized in the first quarter of 2012 in connection with the full release of the Restricted Marco OP Units.

2011 Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, had an aggregate 40.0% interest in GPH and LVH, which held ownership interests in various entities, including 100.0% membership interests in two outlet centers that were being developed in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center” and collectively, the “Outlet Centers”) and a 100.0% membership interest in a parcel of land (the “Livermore Land Parcel”) located adjacent to the Livermore Valley Outlet Center. The Company accounted for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) owned the remaining 60.0% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into a contribution agreement and various other agreements (collectively, the “Initial Agreement”) with Simon providing for the immediate disposition of 50.0% of their interests in the Outlet Centers. The transactions contemplated by the Initial Agreement are referred to herein as the “2011 Outlet Centers Transaction”.

On December 9, 2011, the 2011 Outlet Centers Transaction was completed and, as a result, the Holding Entities received combined net consideration of approximately $87.6 million (the “Combined Consideration”), after certain transaction expenses of approximately $1.2 million which were paid at closing. The Combined Consideration consisted of approximately (i) $78.7 million in the form of cash and (ii) $8.9 million in the form of equity interests or common operating partnership units (the “Marco II OP Units”) in Marco II LP Units, LLC. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $31.5 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $11.8 million to its members in accordance with the provisions of its operating agreement.

In connection with the 2011Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because we accounted for our interests in GPH and LVH under the equity method of accounting, we recognized our pro rata share of the combined gain, or approximately $25.3 million, in our consolidated statements of operations during the fourth quarter of 2011.

2012 Outlet Centers Transaction

On December 4, 2012, the Company, the Sponsor Affiliates, the Holding Entities and Simon entered into a contribution agreement and various other agreements (collectively, the “Final Agreement”) providing for the immediate contribution to Simon of (i) GPH’s 50.0% membership interest in the Grand Prairie Outlet Center, which opened in August 2012, and (ii) LVH’s 50.0% and 100.0% membership interests in the Livermore Valley Outlet Center, which opened in November 2012, and the Livermore Land Parcel, respectively. The transactions contemplated by the Final Agreement are referred to herein as the “2012 Outlet Centers Transaction”.

On December 4, 2012, pursuant to the terms of the Final Agreement, the Holding Entities contributed their membership interests in the Outlet Centers and the Livermore Land Parcel to Simon in exchange for aggregate net consideration of approximately $256.2 million. The aggregate net consideration consisted of (i) approximately $224.9 million of cash and (ii) 205,335 equity interests or common operating partnership units (the “Marco III OP Units”) in Marco III LP Units, LLC, which are substantially similar to shares of Simon Stock and had an estimated fair value of approximately $31.3 million based on the market price of Simon Stock as of the date of closing. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $90.0 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $33.7 million to its members in accordance with the provisions of its operating agreement.

In connection with the closing of the 2012 Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $226.3 million during the fourth quarter of 2012. Because the Company accounted for its interests in GPH and LVH under the equity method of accounting, it recognized its pro rata share of the combined gain on disposition, or approximately $90.3 million, in its consolidated statements of operations during the fourth quarter of 2012.

Pursuant to the terms of the Final Agreement, the aggregate net consideration received at closing is subject to various true-ups and adjustments, including a final valuation of the Outlet Centers, to be completed no later than April 1, 2014, based on their aggregate net operating income, as defined, during calendar year 2013. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million.

On December 17, 2012, Marco III LP Units, LLC and the Holding Entities were merged into Marco II LP Units, LLC with Marco II LP Units, LLC as the surviving entity. Simultaneously, all outstanding Marco III OP Units were converted to Marco II OP Units and the Holding Entities distributed the Marco II OP Units to its members.

Other Transactions

During the year ended December 31, 2010, we disposed of three properties within our Multi-Family Residential Segment through foreclosure transactions. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. These transactions resulted in an aggregate gain on debt extinguishment of $19.9 million, of which $17.2 million was recorded during the second quarter of 2010 and $2.7 million was recorded during the fourth quarter of 2010, which is included in discontinued operations for the year ended December 31, 2010.

During the year ended December 31, 2012, we disposed of the Brazos Crossing Power Center (“Brazos”), a retail shopping center located in Lake Jackson, Texas. The operating results of Brazos through its date of disposition have been classified as discontinued operations in the consolidated statements of operations on a historical basis for all periods presented. Additionally, the associated assets and liabilities of Brazos are classified as disposed of in the consolidated balance sheets for all periods presented. This transaction resulted in a second quarter gain on disposition of $2.1 million, which is included in discontinued operations for the year ended December 31, 2012.

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

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run and an aggregate 40.00% membership interest in POAC. These membership interests in Mill Run and POAC were subsequently disposed of during 2010; however the Common Units and Series A Preferred Units remain outstanding as of December 31, 2012.

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

2006 Activity:

During 2006, the Company completed the acquisitions of (i) an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”), (ii) four multi-family apartment communities in Southeast Michigan (collectively, the “Southeastern Michigan Multi-Family Properties”), and (iii) a retail power center and raw land in Omaha, Nebraska (collectively, “Oakview Plaza”).

2007 Activity:

During 2007, the Company (i) acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York, (ii) purchased a land parcel in Lake Jackson, Texas, on which it subsequently completed the development of Brazos in the first quarter of 2008, (iii) purchased an 8.5-acre parcel of undeveloped land, including certain development rights, of which a portion was used in connection with the expansion of the adjacent St. Augustine Outlet Center, (iv) purchased a portfolio of industrial and office properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (five industrial and two office properties), Baton Rouge, Louisiana (three industrial properties) and San Antonio, Texas (four industrial properties), (v) purchased five apartment communities (collectively, the “Camden Multi-Family Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), (vi) purchased two hotels (collectively, the “Houston Extended Stay Hotels”) located in Houston, Texas and (vii) purchased an industrial building (“Sarasota”) located in Sarasota, Florida . During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) within the Camden Multi-Family Properties were disposed through foreclosure transactions. During 2012, Brazos was sold.

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

2009 Activity:

In March 2009, the Company acquired a 25.0% ownership interest in POAC, which had a portfolio of 18 retail outlet malls, GPH and LVH located throughout the United States. In August 2009, the Company acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.0% ownership interest in POAC. In connection with the closing of the POAC/Mill Run Transaction, the Company disposed of its ownership interests in Mill Run and POAC in August 2010.In connection with the closing of the 2011Outlet Centers Transaction and the 2012 Outlet Centers Transaction, the Company disposed of its ownership interests in GPH and LVH.

2010 Activity:

In December 2010, the Company acquired a grocery store-anchored retail property (“Everson Pointe”) located in Snellville, Georgia.

2011 Activity:

During 2011, the Company (i) was given an option, which subsequently expired in June 2012, to acquire a membership interest of up to 10.0% in A.S. Holdings LLC, a wholly owned entity of Mr. Lichtenstein, which owns Festival Bay Mall, a retail property located in Orlando, Florida; (ii) acquired, through a joint venture partnership (the “CP Boston Joint Venture”), an 80.0% ownership interest in a hotel and water park (the “CP Boston Property” or the “DoubleTree Suites by Hilton”) located in Danvers, Massachusetts; (iii) acquired, through a joint venture partnership, a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York; (iv) acquired Crowes Crossing Shopping Center, (“Crowe’s Crossing”) a 94,000-square-foot retail center located in Stone Mountain, Georgia; (v) acquired The Plaza at DePaul, (the “DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri; (vi) acquired, through a joint venture partnership (the “2nd Street Joint Venture”) , a 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York; and (vii) acquired two mortgage loans, each secured by hotels located in East Brunswick and Parsippany, New Jersey, respectively. During 2012, the Company acquired the remaining 20.0% membership interest in the CP Boston Joint Venture and as a result, now has a 100.0% membership interest. Additionally, during 2012, the Company put 15.0% of its membership interest in the 2nd Street Joint Venture back to its Sponsor and as a result, now has a 60.0% membership interest in the 2nd Street Joint Venture.

2012 Activity

During 2012, the Company (i) acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “FFI Des Moines” and the “SHS Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard Willoughby”) and (ii) took title to a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard by Marriott Parsippany”) through the restructuring of the mortgage loan secured by the hotel.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 11 hotels and 3.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 400 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a program with similar investment objectives as ours.

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

Acquisition and Investment Policies

We have, to date, acquired residential and commercial properties principally, all of which are located in the continental United States. Our acquisitions include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2012, our total borrowings represented 68% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $215.5 million in outstanding long-term obligations as of December 31, 2012.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2012, we have paid aggregate distributions in the amount of $106.2 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total distributions declared during the years ended December 31, 2012, 2011 and 2010 were $21.0 million, $22.2 million and $23.1 million, respectively.

On March 22, 2013, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2013 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2013.

Distribution Reinvestment, Share Repurchase Program and Tender Offer

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed approximately 0.6 million common shares or 69% of redemption requests received during the period, at an average price per share of $9.10 per share. During 2012, we redeemed approximately 0.4 million common shares or 74% of redemption requests received during the period, at an average price per share of $9.05 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan.

On December 21, 2012, our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

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

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2012 and 2011, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

Distributions paid from sources other than our cash flow from operations will cause us to have fewer funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31 2012, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $6.0 million, or 26%, of our distributions of approximately $23.1 million paid during such period (consisting of $21.0 million paid to stockholders and $2.1 million paid to Lightstone SLP, LLC), and for the year ended December 31, 2011, our cash flow from operations of approximately $12.7 million was a shortfall of approximately $11.6 million, or 48%, of our distributions of approximately $24.3 million paid during such period (consisting of $22.2 million paid to stockholders and $2.1 million paid to Lightstone SLP, LLC). If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse affect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $11.80 per share as of December 31, 2012. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, higher unemployment, less consumer spending and a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced the demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of some of our properties has declined resulting in impairment charges during the year ended December 31, 2011 and 2010 and these values may decline further if the current market conditions persist or worsen. In addition, for three of our multifamily properties which were impaired during 2009, we stopped future debt service payments on the respective mortgage loans, as we had determined that such debt service payments would no longer be economically beneficial to us based upon the current and expected future performance of the locations associated with these three loans. Foreclosure sales by the lender on all three of these properties were completed during the year ended December 31, 2010.

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

We may invest in real estate-related securities, including securities issued by other real estate companies, mortgage-backed securities (“MBS ”) or collateralized debt obligations (“ CDOs ”). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our Advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates do not have experience, our Advisor intends to employ persons, engage consultants or partner with third parties that have, in our Advisor’s opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2012, our total borrowings represented 68% of net assets.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of December 31, 2012	Annualized Revenues based on rents at December 31, 2012	Annualized Revenues per square foot December 31, 2012
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	85.8%	$3.9 million	$13.73
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	92.5%	$2.3 million	$14.13
Crowe's Crossing	Stone Mountain, GA	1986	93,728	82.3%	$0.7 million	$8.97
DePaul Plaza	Bridgeton, MO	1985	187,090	81.4%	$1.7 million	$10.98
Everson Pointe	Snellville, GA	1999	81,428	90.8%	$0.8 million	$11.34
		Retail Total	869,266	86.3%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	82.9%	$3.0 million	$10.73
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	71.8%	$1.6 million	$4.69
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	82.2%	$1.0 million	$6.57
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.5 million	$1.85
		Industrial Total	1,287,103	82.4%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of December 31, 2012	Annualized Revenues based on rents at December 31, 2012	Annualized Revenues per unit December 31, 2012
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.1%	$7.7 million	$8,072
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	96.1%	$4.0 million	$7,250
		Residential Total	1,585	94.8%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended December 31, 2012	Revenue per Available Room for the Year Ended December 31, 2012	Average Daily Rate For the Year Ended December 31, 2012

Wholly-Owned Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	106,506	80.1%	$34.61	$43.19
CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	133,268	38.1%	$34.76	$91.35
Courtyard by Marriott Parsippany	Parsippany, New Jersey	2001	25,368	67.4%	$83.54	$123.93
Courtyard Willoughby	Willoughby, Ohio	1999	2,610	60.5%	$65.80	$108.69
FFI DesMoines	West Des Moines, Iowa	1997	2,958	47.3%	$38.06	$80.47
SHS DesMoines	West Des Moines, Iowa	1999	2,813	51.8%	$46.42	$89.57

		Hospitalisty Total	273,523	57.6%

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2012	Annualized Revenues based on rents at December 31, 2012	Annualized Revenues per square foot December 31, 2012
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway	New York, NY	1952	1,114,695	82.0%	$37.0 million	$40.48

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court.  Sublessor filed a Notice of Appeal on June 7, 2012 Kamber filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days.  Manager rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court.  If necessary, Manager will seek an order confirming the continued Yellowstone injunction.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only approximately $0.2 million (plus interest) in potential damages.  The plaintiff appealed this decision and we have cross-appealed arguing that the case should have been dismissed in full.  We continue to believe these claims to be without merit and will defend the case vigorously.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2013, we had approximately 30.1 million common shares outstanding, held by a total of 7,433 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On December 21, 2012, our Board of Directors determined and approved our estimated net asset value of approximately $359.3 million and resulting estimated value per share of common stock of $11.80, both as of September 30, 2012. Additionally, we believe there have been no material changes between September 30, 2012 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2012. We are providing this estimated value per share of common stock to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”) and to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. In connection with such determination, we also engaged an independent third party valuation firm to perform a review of our estimated values of assets and liabilities as of September 30, 2012. The third party valuation firm independently estimated a range of values for our assets and liabilities as of September 30, 2012 and confirmed that our estimated net asset value was reasonable and within the valuation firm’s estimated range.

The table below sets forth the calculation of our estimated net asset value and resulting estimated value per share of common stock as of September 30, 2012, as well as the comparable calculations as of December 31, 2011 and December 31, 2010. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of	As of	As of
	September 30, 2012	December 31, 2011	December 31, 2010
Net Assets:
Real Estate Properties
Consolidated operating properties	$285,464	$270,519	$235,831
Consolidated development property	17,617	17,350	-
Investment in unconsolidated affiliated properties	99,149	59,061	38,994
Total real estate properties	$402,230	$346,930	$274,825
Non-Real Estate Assets
Cash and cash equivalents	21,426	31,525	15,259
Marketable equity securities	156,658	101,928	185,769
Restricted marketable equity securities	-	45,897	32,282
Restricted escrows	47,878	30,168	9,128
Mortgage loans receivable	22,741	29,440	-
Prepaid expenses and other assets	9,637	10,415	12,361
Total non-real estate assets	258,340	249,373	254,799
Total Assets	660,570	596,303	529,624
Liabilities
Mortgage notes payable	(212,043)	(220,895)	(195,523)
Margin loan	(39,047)	(20,400)	-
Other liabilities	(43,371)	(26,209)	(12,714)
Total Liabilities	(294,461)	(267,504)	(208,237)
Other Noncontrolling Interests	(6,820)	(6,820)	(6,820)
Net Asset Value	$359,289	$321,979	$314,567
Shares of Common Stock Outstanding(1)	30,446	30,244	32,111
Net Asset Value per Share of Common Stock	$11.80	$10.65	$9.80

Note:

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of common stock, and these differences could be significant. The estimated value per share of common stock is not audited and does not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. Additionally, our estimated value per share of common stock does not reflect any distributions which would be payable upon our liquidation to an affiliate of The Lightstone Group, LLC, a New Jersey limited liability company and our sponsor, as holder of subordinated profits interests in our Operating Partnership, which may lower the fair market value or liquidation value of our shares of common stock.

Methodology

Our goal in calculating our estimated net asset value and resulting estimated value per share of common stock is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have both consolidated and unconsolidated investments in real estate properties, which consist of operating properties and properties which are under development. As of September 30, 2012, on a collective basis, we (i) wholly owned and consolidated the operating results and financial condition of five retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, six multi-family residential properties containing a total of 1,585 units, and four hotel hospitality properties containing a total of 656 rooms (collectively, the “Consolidated Operating Properties”), (ii) majority owned and consolidated the operating results and financial condition of one residential development project (the “Consolidated Development Property”), and (iii) owned interests accounted for under the equity method of accounting in one office property containing a total of approximately 1.1 million square feet of office space and two outlet center retail projects (collectively, “Investments in Unconsolidated Affiliated Properties”).

Unless otherwise specifically indicated, our real estate assets are generally appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of each property’s net operating income, discounted cash flow models (based on our expected holding period) and/or comparison with sales of similar properties. Primary emphasis is based on the discounted cash flow models, with the other approaches used to confirm the reasonableness of the value conclusion. The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with U.S. GAAP. Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

As of September 30, 2012, our Consolidated Operating Properties were valued at $285.5 million, including our (i) Courtyard by Marriott Hotel located in Parsippany, New Jersey which was valued at $13.1 million, (ii) CP Boston Property located in Danvers, Massachusetts which was valued at $25.1 million, (iii) Gulf Coast Industrial Portfolio which was valued at $52.7 million and (iv) Camden Multi-Family Properties which were valued at $27.2 million. In October 2011, we acquired a $17.9 million promissory note collateralized by the Courtyard by Marriott Hotel for $9.3 million and subsequently acquired title to the hotel through foreclosure in July 2012 and our valuation equates to an 8.3% capitalization rate based on its projected net operating income for 2013. Our CP Boston Property, which was acquired in March 2011, underwent extensive renovations and was recently rebranded to a DoubleTree by Hilton in October 2012 and therefore, we have valued it based on the lowest of several unsolicited offers received in late 2011 plus cost of the subsequent capital improvements incurred through September 30, 2012 and our valuation equates to an 8.8% capitalization rate based on its projected net operating income for 2013. Our valuations for the Gulf Coast Industrial Portfolio and the Camden Multi-Family Properties were deemed equivalent to their respective non-recourse mortgage indebtedness because we believe their outstanding mortgage indebtedness exceeds their estimated fair values. Excluding these four properties, the value of our remaining Consolidated Operating Properties equates to an 8.2% capitalization rate based on their combined historical net operating income for the twelve months ended September 30, 2012.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Consolidated Operating Properties as of September 30, 2012:

Weighted-Average Basis
Exit capitalization rate	9.0%
Discount rate	10.8%
Annual market rent growth rate	2.3%
Annual NOI growth rate	2.3%
Holding period (in years)	5.5

While we believe that our assumptions are reasonable, a change in these assumptions would impact the calculations of the estimated value of our Consolidated Operating Properties. Assuming all other factors remain unchanged, a decrease to the exit capitalization rates of 25 basis points would increase the value of our Consolidated Operating Properties by approximately $2.7 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our Consolidated Operating Properties by approximately $2.6 million. Similarly, a decrease to the discount rates of 25 basis points would increase the value of our Consolidated Operating Properties by approximately $0.8 million and an increase in the discount rates of 25 basis points would decrease the value of our Consolidated Operating Properties by approximately $0.9 million.

With respect to our Consolidated Development Property, as of September 30, 2012 we had a 60.0% managing membership interest in 50-01 2 nd Street Associates Holdings LLC (the “2 nd Street JV”) which is developing a residential project (the “2 nd Street Project”) located in Queens, New York. The 2 nd Street Project is currently under construction and expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million upon completion in mid-2014. We consolidate the 2 nd Street JV for financial reporting purposes and the 2 nd Street Project was valued $29.4 million, of which our proportionate share was $17.6 million, representing the total construction and land acquisition costs incurred through September 30, 2012.

With respect to our Investments in Unconsolidated Affiliated Properties, as of September 30, 2012 we had 40.0% non-managing membership interests in both Grand Prairie Holdings LLC and Livermore Valley Holdings LLC (together, the “Holding Entities”) and a 49.0% non-managing membership interest in 1407 Broadway Mezz II, LLC (“1407 Broadway”). We account for our Investments in Unconsolidated Affiliated Properties under the equity method of accounting.

As of September 30, 2012, the Holding Entities held a 50.0% membership interest in real estate assets consisting of outlet centers located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”), which opened in August 2012, and Livermore Valley, California (the “Livermore Valley Outlet Center” and collectively, the “Outlet Centers”), which subsequently opened in November 2012, and a 100.0% membership interest in a parcel of land (the “Livermore Land Parcel”) located adjacent to the Livermore Valley Outlet Center. As of September 30, 2012, the carrying value of our investment in these real estate assets, net of allocations to noncontrolling interests, was approximately $10.7 million. Additionally, as of September 30, 2012, the Holding Entities had net non-real estate assets, principally marketable securities, of approximately $10.9 million, of which our proportionate share was approximately $4.0 million, net of allocations to noncontrolling interests. On December 4, 2012, the Holding Entities subsequently disposed of their membership interests in the Outlet Centers and the Livermore Land Parcel for aggregate net consideration of $256.2 million, which is subject to various true-ups and adjustments, including a final valuation of the Outlet Centers, to be completed no later than April 1, 2014, based on their aggregate net operating income, as defined, during calendar year 2013.

As of September 30, 2012, the estimated value of our investment in the Holding Entities totaled approximately $99.1 million, net of allocations to noncontrolling interests. The real estate assets of the Holding Entities were valued based on the net aggregate consideration subsequently received at their disposition and the marketable securities were valued based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. With respect to the aforementioned various true-ups and adjustments to the net aggregate consideration received at disposition, each $100,000 change to the aggregate net operating income of the Outlet Centers would result in a corresponding adjustment to our share of the aggregate net consideration of approximately $0.5 million.

As of September 30, 2012, 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located in New York, New York, was valued at zero because its members are working on a restructuring of its outstanding non-recourse mortgage indebtedness of approximately $127.3 million with the lender and there can be no assurance that a restructuring transaction will be consummated. Additionally, the carrying value of our investment in 1407 Broadway was zero as of September 30, 2012.

As of September 30, 2012, the aggregate estimated value of our real estate properties, including our Investments in Unconsolidated Affiliated Properties, was approximately $402.2 million and the aggregate cost of our real estate properties, including our Investments in Unconsolidated Affiliated Properties, was approximately $365.5 million, including $21.1 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our real estate properties, including our Investments in Unconsolidated Affiliated Properties, compared to the original acquisition price plus subsequent capital improvements through September 30, 2012, results in an overall increase in the real estate value of 10.0%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

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

Restricted Marketable Securities: The estimated values of our restricted marketable securities are primarily based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted Escrows: The estimated values of our restricted escrows approximate their carrying values due to their short maturities.

Mortgage Loans Receivable: The values of our mortgage loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.

As of September 30, 2012, we owned two mortgage loans receivable, which, net of allocations to noncontrolling interests, had an aggregate estimated fair value of $22.7 million compared to an aggregate cost of $20.6 million. The weighted-average discount rate applied to the estimated cash flows from our mortgage loans receivable, which have a weighted-average remaining term of 1.7 years, was approximately 8.2%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the estimated value of our mortgage loans receivable. Assuming all factors remain unchanged, a decrease to the weighted-average discount rate of 25 basis points would increase the estimated value of our share of the mortgage loans receivable by $0.1 million and an increase of 25 basis points would decrease the estimated value of our share of the mortgage loans receivable by $0.1 million.

Other Assets: Our other assets consist of tenant accounts receivable, interest receivable from related parties and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Payable: The estimated values of our debt instruments are equal to their U.S. GAAP fair values as of September 30, 2012, but do not equal the book value of the loans in accordance with U.S. GAAP. The estimated values of our debt instruments were estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

Margin Loan: The estimated value of our margin loan approximates its carrying value because of its short maturity.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to our sponsor, loans due to affiliates, tenant allowances and deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities.

Other Noncontrolling Interests: Our other noncontrolling interests consist of Series A preferred limited partnership interests in our Operating Partnership (“Series A Preferred Units”) at their liquidation preference of $93.6 million plus accrued distributions on Series A Preferred Units, common units and subordinated profits interests in our Operating Partnership aggregating $1.6 million less notes receivable due from noncontrolling interests of $88.5 million, which are secured by the Series A Preferred Units.

Limitations of Estimated Value per Share of Common Stock

As mentioned above, we are providing this estimated value per share of common stock (i) to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations which require them to include a valuation per share of common stock in their customer account statements pursuant to NASD Conduct Rule 2340, and (ii) to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. The current fair value of our shares of common stock may be higher or lower than this valuation. There currently is no public market for our shares of common stock and we do not expect one to develop. We currently have no plans to list our shares of common stock on a national securities exchange or over-the-counter market, or to include our shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of our shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a stockholder to liquidate an investment in shares of our common stock. During the period January 1, 2009 through September 30, 2012, we purchased shares of our common stock through our share redemption program and pursuant to our issuer tender offer dated October 3, 2011. In addition, we have issued shares of our common stock through our distribution reinvestment program (“DRIP”).

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share of common stock, which could be significantly different from the estimated value per share of common stock determined by our Board of Directors. The estimated value per share of common stock determined by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated value per share of common stock is not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at this estimated value;
•	a stockholder would ultimately realize distributions per share of common stock equal to our estimated value per share of common stock upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at the estimated value per share of common stock on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share of common stock; or
•	the methodology used to estimate our value per share of common stock would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

Further, the estimated value per share of common stock as of September 30, 2012 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of September 30, 2012. Our estimated value per share of common stock does not take into consideration any distributions which would be payable upon our liquidation to an affiliate of our sponsor, as holder of subordinated profits interests in our Operating Partnership, which may reduce the fair market value or liquidation value of our shares of common stock. The value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated value per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated value per share of common stock on at least an annual basis, but are not required to do so more frequently than every 18 months.

DRIP and Share Repurchase Program

Our DRIP provides our eligible stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of December 31, 2012, we had approximately 9.7 million shares available for issuance under our DRIP. On December 21, 2012, in conjunction with the estimate of the value per share of our common stock as of September 30, 2012, our Board of Directors approved an increase to the purchase price under our DRIP from $10.25 to $11.21 per common share, effective for distributions related to periods commencing January 1, 2013 and thereafter, which represents a 5.0% discount to the estimated value per share of common stock of $11.80 as of September 30, 2012. Under our DRIP, eligible stockholders may acquire, from time to time, additional shares of our common stock by reinvesting any cash distributions paid by us to such stockholder, without incurring any brokerage commission, fees or service charges.

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

On December 21, 2012, our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

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

Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share redemption program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed approximately 0.6 million common shares or 69% of redemption requests received during the period, at an average price per share of $9.10 per share. During 2012, we redeemed approximately 0.4 million common shares or 74% of redemption requests received during the period, at an average price per share of $9.05 per share.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2012, we have paid aggregate distribution in the amount of $106.2 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the years ended December 31, 2012, 2011 and 2010 were $21.0 million, $22.2 million and $23.1 million, respectively.

The following tables (amounts in thousands) provide a summary of the quarterly distributions declared and the source of distributions for the periods indicated:

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$14,238		$3,633		$3,604		$3,547		$3,454
Distributions reinvested	6,788		1,671		1,685		1,678		1,754
Total Distributions	$21,026		$5,304		$5,289		$5,225		$5,208

Source of distributions:
Cash flows provided by operations	$14,238	68%	$2,270	43%	$3,604	68%	$3,547	68%	$3,454	66%
Cash other than cash flows provided by operations	-	0%	1,363	26%	-	0%	-	0%	-	0%
Proceeds from issuance of commonstock through DRIP	6,788	32%	1,671	31%	1,685	32%	1,678	32%	1,754	34%
Total Sources	$21,026	100%	$5,304	100%	$5,289	100%	$5,225	100%	$5,208	100%

Cash flows provided by/(used in)operations (GAAP basis)	$17,071		$2,270		$4,675		$4,866		$5,260

Number of shares (in thousands)of common stock issued pursuant to the Company's DRIP	671		165		167		166		173

	Year Ended December 31, 2011		Three Months Ended December 31, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q4 2011	Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			November 11, 2011		May 13, 2011		May 13, 2011		March 4, 2011

Date distribution paid			January 13, 2012		July 15, 2011		July 15, 2011		April 15, 2011

Distributions paid	$14,816		$3,730		$3,766		$3,666		$3,654
Distributions reinvested	7,344		1,827		1,836		1,857		1,824
Total Distributions	$22,160		$5,557		$5,602		$5,523		$5,478

Source of distributions:
Cash flows provided by operations	$10,730	48%	$939	17%	$3,766	67%	$3,666	66%	$2,359	43%
Cash other than cash flows provided by operations	4,086	18%	2,791	50%	-	0%	-	0%	1,295	24%
Proceeds from issuance of common stock through DRIP	7,344	34%	1,827	33%	1,836	33%	1,857	34%	1,824	33%
Total Sources	$22,160	100%	$5,557	100%	$5,602	100%	$5,523	100%	$5,478	100%

Cash flows provided by/(used in) operations (GAAP basis)	$12,700		$939		$4,135		$5,267		$2,359

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	772		192		193		195		192

	Year Ended December 31, 2010		Three Months Ended December 31, 2010		Three Months Ended September 30, 2010		Three Months Ended June 30, 2010		Three Months Ended March 31, 2010
Distribution period:		Percentage of Distributions	Q4 2010	Percentage of Distributions	Q3 2010	Percentage of Distributions	Q2 2010	Percentage of Distributions	Q1 2010	Percentage of Distributions

Date distribution declared			November 15, 2010		September 16, 2010		July 28 and August 30, 2010		March 2, 2010

Date distribution paid			January 14, 2011		October 29, 2010		August 6 and October 15, 2010		March 30, 2010

Distributions paid	$17,186		$3,713		$3,744		$6,237		$3,492
Distributions reinvested	5,900		1,892		1,877		-		2,131
Total Distributions	$23,086		$5,605		$5,621		$6,237		$5,623

Source of distributions:
Cash flows provided by operations	$4,982	22%	$-	0%	$3,744	67%	$-	0%	$1,238	22%
Cash other than cash flows provided by operations	12,204	53%	3,713	66%	-	0%	6,237	100%	2,254	40%
Proceeds from issuance of common stock through DRIP	5,900	25%	1,892	34%	1,877	33%	-	0%	2,131	38%
Total Sources	$23,086	100%	$5,605	100%	$5,621	100%	$6,237	100%	$5,623	100%

Cash flows provided by/(used in) operations (GAAP basis)	$6,815		$(1,038)		$6,690		$(75)		$1,238

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	621		199		198		-		224

On March 22, 2013, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2013 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2013.

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

(In Thousands, Except Per Share Amounts)	2012	2011	2010	2009	2008

Operating Data:
Revenues	$52,611	$44,370	$31,395	$32,869	$32,896
Gain on dispostion of unconsolidated affiliated real estate entities	120,607	28,109	142,693	-	-
Loss from investments in affiliated real estate entities	728	(184)	(12,096)	(10,311)	(3,357)
Net income/(loss) from continuing operations	117,892	8,074	122,846	(31,676)	(25,848)
Net income/(loss) from discontinued operations	2,054	35	19,095	(34,428)	(2,377)
Net income/(loss)	119,946	8,109	141,941	(66,104)	(28,225)
Less: net (income)/loss attributable to noncontrolling interest	(11,625)	(2,509)	(12,010)	909	85
Net income/(loss) applicable to Company's common shares	$108,321	$5,600	$129,931	$(65,195)	$(28,140)

Basic and diluted net income/(loss)per Company's common share
Continuing operations	$3.57	$0.18	$3.49	$(0.99)	$(1.14)
Discontinued operations	0.07	-	0.60	(1.09)	(0.10)
Basic and diluted income/(loss) per Company's common shares	$3.64	$0.18	$4.09	$(2.08)	$(1.24)

Distributions declared for Company's common shares (1)	$21,026	$22,160	$23,086	$27,335	$9,912
Weighted average common shares outstanding-basic and diluted	29,941	31,648	31,755	31,277	22,658
Balance Sheet Data:
Total assets	$719,640	$564,356	$517,458	$429,564	$501,649
Long-term obligations	215,484	217,934	189,030	185,693	187,833
Liabilities disposed of	-	6,373	6,575	60,451	60,200
Company's stockholder's equity	345,202	226,541	244,031	131,702	214,513

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$598	$(2,338)	$32,420	$16,338	$(7,015)

1)	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

The Lightstone REIT , (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and may continue to acquire and operate in the future, commercial, residential and hospitality properties, principally in the United States. Our acquisitions are, principally through the Operating Partnership, and may include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes.

As discussed in Note 2 to the consolidated financial statements, the results of operations presented below exclude three properties within our multi-family segment and one property in our retail segment due to their classification as discontinued operations.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2012, we continue to comply with the requirements for maintaining our REIT status.

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

Current Environment

The slowdown in the economy coupled with continued job losses and/or lack of job growth leads us to be cautious regarding the expected performance of 2013 for our commercial as well as multi-family residential properties. In addition, the effect of the current economic downturn is having an impact on many retailers nationwide, including tenants of our commercial properties. There have been many national retail chains that have filed for bankruptcy. In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slowdown in their expansion plans. For multi-family residential properties, in general, evictions have increased and requests for rent reductions and abatements are becoming more frequent.

U.S. and global credit and equity markets recently underwent significant disruption, making it more difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to refinance debt obligations as they come due in the ordinary course. Our best course of action may be to work with existing lenders to renegotiate an interim extension until the credit markets improve.

During the year ended December 31, 2010, we disposed of three properties within our Multi-Family Residential Segment through foreclosure transactions. The operating results of these three properties through their date of disposition have been classified as discontinued operations on a historical basis for all periods presented. These transactions resulted in an aggregate gain on debt extinguishment of $19.9 million of which $17.2 million was recorded during the second quarter of 2010 and $2.7 million was recorded during the fourth quarter of 2010, which is included in discontinued operations for the year ended December 31, 2010.

On July 30, 2012, the Company disposed of Brazos, a retail shopping center located in Lake Jackson, Texas for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.2 million, which was scheduled to mature in December 2012. The Company recognized a second quarter gain on disposition of $2.1 million, which is included in discontinued operations for the year ended December 31, 2012. The operating results of Brazos through its date of disposition are classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of Brazos are classified as assets disposed of in the consolidated balance sheets for all periods presented.

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

Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, we, our Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of ours (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”) and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of our retail properties to Simon including our (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which includes 18 operating outlet center properties, Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”), and (iii) 36.8% aggregate interests in its investment in Mill Run, which includes two operating outlet center properties. On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of the St. Augustine Outlet center and our 40.0% aggregate interests in both GPH and LVH. Additionally, certain affiliates of our Sponsor were parties to the Contribution Agreement, pursuant to which they would dispose of their respective ownership interests in POAC and Mill Run and certain other outlet center properties, in which we had no ownership interests, to Simon. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

On August 30, 2010, the POAC/Mill Run Transaction closed pursuant to which the LVP Parties disposed of their interests in investments in Mill Run and POAC, except for their interests in investments in both GPH and LVH, which were retained.

In connection with the POAC/Mill Run Transaction, we recognized a gain on disposition of approximately $142.7 million (consisting of $142.8 million of gain in the third quarter of 2010 offset by $0.1 million of additional transaction expenses incurred in the fourth quarter of 2010) in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment.  During the third quarter of 2011, we recognized an additional $2.8 million of gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items.  As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011, which was subsequently recognized in the first quarter of 2012 in connection with the full release of the Restricted Marco OP Units.

2011 Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, had an aggregate 40.0% interest in GPH and LVH, which held ownership interests in various entities, including 100.0% membership interests in two outlet centers that were being developed in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center” and collectively, the “Outlet Centers”) and a 100.0% membership interest in a parcel of land (the “Livermore Land Parcel”) located adjacent to the Livermore Valley Outlet Center. The Company accounted for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) owned the remaining 60.0% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into a contribution agreement and various other agreements (collectively, the “Initial Agreement”) with Simon providing for the immediate disposition of 50.0% of their interests in the Outlet Centers. The transactions contemplated by the Initial Agreement are referred to herein as the “2011 Outlet Centers Transaction”.

On December 9, 2011, the 2011 Outlet Centers Transaction was completed and, as a result, the Holding Entities received combined net consideration of approximately $87.6 million (the “Combined Consideration”), after certain transaction expenses of approximately $1.2 million which were paid at closing. The Combined Consideration consisted of approximately (i) $78.7 million in the form of cash and (ii) $8.9 million in the form of equity interests or common operating partnership units (the “Marco II OP Units”) in Marco II LP Units, LLC. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $31.5 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $11.8 million to its members in accordance with the provisions of its operating agreement.

In connection with the 2011Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because we accounted for our interests in GPH and LVH under the equity method of accounting, we recognized our pro rata share of the combined gain, or approximately $25.3 million, in our consolidated statements of operations during the fourth quarter of 2011.

2012 Outlet Centers Transaction

On December 4, 2012, the Company, the Sponsor Affiliates, the Holding Entities and Simon entered into a contribution agreement and various other agreements (collectively, the “Final Agreement”) providing for the immediate contribution to Simon of (i) GPH’s 50.0% membership interest in the Grand Prairie Outlet Center, which opened in August 2012, and (ii) LVH’s 50.0% and 100.0% membership interests in the Livermore Valley Outlet Center, which opened in November 2012, and the Livermore Land Parcel, respectively. The transactions contemplated by the Final Agreement are referred to herein as the “2012 Outlet Centers Transaction”.

On December 4, 2012, pursuant to the terms of the Final Agreement, the Holding Entities contributed their membership interests in the Outlet Centers and the Livermore Land Parcel to Simon in exchange for aggregate net consideration of approximately $256.2 million. The aggregate net consideration consisted of (i) approximately $224.9 million of cash and (ii) 205,335 equity interests or common operating partnership units (the “Marco III OP Units”) in Marco III LP Units, LLC, which are substantially similar to shares of Simon Stock and had an estimated fair value of approximately $31.3 million based on the market price of Simon Stock as of the date of closing. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $90.0 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $33.7 million to its members in accordance with the provisions of its operating agreement.

In connection with the closing of the 2012 Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $226.3 million during the fourth quarter of 2012. Because the Company accounted for its interests in GPH and LVH under the equity method of accounting, it recognized its pro rata share of the combined gain on disposition, or approximately $90.3 million, in its consolidated statements of operations during the fourth quarter of 2012.

Pursuant to the terms of the Final Agreement, the aggregate net consideration received at closing is subject to various true-ups and adjustments, including a final valuation of the Outlet Centers, to be completed no later than April 1, 2014, based on their aggregate net operating income, as defined, during calendar year 2013. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million.

On December 17, 2012, Marco III LP Units, LLC and the Holding Entities were merged into Marco II LP Units, LLC with Marco II LP Units, LLC as the surviving entity. Simultaneously, all outstanding Marco III OP Units were converted to Marco II OP Units and the Holding Entities distributed the Marco II OP Units to its members.

Critical Accounting Estimates and Policies

General.

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

Investments in Real Estate.

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements, five to ten years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we evaluate the existence of goodwill or a gain from a bargain purchase and allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss in other, net within the consolidated statement of operations.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2012 and 2011, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $8.2 million to $52.6 million for the year ended December 31, 2012 compared to $44.4 million for the year ended December 31, 2011. The increase reflects higher revenues in our Hotel Hospitality Segment and Retail Segment of $4.3 million and $3.2 million, respectively. Revenues in our Multi-Family Residential Segment and Industrial Segment also increased slightly. See “Segment Results of Operations for the year ended December 31, 2012 versus the year ended December 31, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $5.6 million to $27.6 million for the year ended December 31, 2012 compared to $22.0 million for the year ended December 31, 2011. The increase primarily reflects higher property operating expenses in our Hotel Hospitality segment of approximately $4.7 million in the 2012 period attributable to the timing of the acquisitions of the CP Boston property, which was acquired on March 21, 2011, and the Courtyard by Marriot Parsippany, which was acquired on July 30, 2012. The remaining increase is attributable to the timing of the acquisitions of Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively, and are included in our Retail Segment.

Real estate taxes

Real estate taxes increased by approximately $0.4 million to $4.1 million for the year ended December 31, 2012 compared to $3.7 million for the year ended December 31, 2011. The increase of approximately $0.4 million is attributable to the timing of acquisitions made in 2012 and 2011.

Impairment loss on long-lived assets

The impairment loss on long-lived assets of $8.3 million during the year ended December 31, 2011 primarily represents an impairment charge within our Industrial Segment of approximately $8.3 million recorded in connection with the Sealy C portfolio. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

General and administrative expenses

General and administrative expenses decreased by approximately $1.5 million to $7.9 million for the year ended December 31, 2012 compared to $9.4 million for the year ended December 31, 2011. The decrease was attributable to fewer expenses with respect to the timing of acquisitions during the 2012 period.

Franchise cancellation expense

During the second quarter of 2011, the CP Boston Joint Venture decided to rebrand the CP Boston Property to a DoubleTree by Hilton and incurred a franchise cancellation fee of approximately $1.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.8 million to $9.9 million for the year ended December 31, 2012 compared to $8.1 million the year ended December 31, 2011. The increase was due primarily to attributable to the timing of acquisitions made in 2012 and 2011.

Mark to market adjustment on derivative financial instruments

During the years ended December 31, 2012 and 2011, we recorded negative mark to market adjustment on derivative financial instruments of $13.5 million and $13.9 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $1.6 million to $14.5 million for the year ended December 31, 2012 compared to $16.1 million the year ended December 31, 2011. The decrease was attributable to lower dividend income from our marketable equity securities partially offset by higher interest income from our mortgages receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.9 million to $13.7 million for the year ended December 31, 2012 compared to $11.8 million for the year ended December 31, 2011. The increase is primarily attributable to the timing of new borrowings in 2012 and 2011.

Gain on disposition of unconsolidated affiliated real estate entities

We recognized aggregate gains on the disposition of unconsolidated affiliated real estate entities of approximately $120.6 million and $28.1 million in our consolidated statements of operations during the years ended December 31, 2012 and 2011, respectively. The 2012 aggregate gain consists of (i) the recognition of a previously deferred gain related to the POAC/Mill Run Transaction in the amount of $30.3 million as a result of the full release of previously escrowed Marco OP Units and (ii) a $90.3 million gain recognized with respect to the 2012 Outlet Centers Transaction. The 2011 aggregate gain consists of (i) $2.8 million gain recognized in the third quarter with respect to the POAC/Mill Run Transaction and (ii) a $25.3 million gain recognized in the fourth quarter with respect to the 2011 Outlet Centers Transaction. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Loss on sale of marketable securities

Loss on sale of marketable securities decreased by $2.8 million to a loss of $0.3 million for the year ended December 31, 2012 compared to a loss of $3.1 million for the year ended December 31, 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the year ended December 31, 2012 in connection with our acquisition of the Courtyard by Marriott Parsippany. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our income from investments in unconsolidated affiliated real estate entities was $0.7 million during the year ended December 31, 2012 compared to a loss of $0.2 million during the year ended December 31, 2011. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone REIT II during the 2011 period, (iv) the 10.0% interest in the Rego Park Joint Venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interests in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively.

Segment Results of Operations for the year ended December 31, 2012 versus the year ended December 31, 2011

Retail Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$14,239	$11,026	$3,213	29.1%
NOI	8,889	7,217	1,672	23.2%
Average Occupancy Rate for period	85.0%	82.7%		2.3%

The following table represents lease expirations for the Retail Segment as of December 31, 2012:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	22	62,747	732,907	8.9%	8.3%
2014	17	57,582	802,162	8.2%	9.1%
2015	16	115,918	1,615,470	16.5%	18.4%
2016	11	45,987	663,710	6.6%	7.6%
2017	7	18,650	236,988	2.7%	2.7%
2018	11	90,061	1,371,718	12.8%	15.6%
2019	14	100,624	1,437,571	14.3%	16.4%
2020	4	115,294	981,069	16.4%	11.2%
2021	4	21,128	298,371	3.0%	3.4%
2022	1	45,528	295,932	6.5%	3.4%
Thereafter	1	28,000	346,640	4.0%	3.9%
	108	701,519	8,782,538	100.0%	100.0%

Revenues for our Retail Segment increased by approximately $3.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The higher revenues for the 2012 compared to 2011 reflect an aggregate increase of $3.5 million attributable to Crowes Crossing and DePaul Plaza, which were acquired on October 4, 2011 and November 22, 2011, respectively, partially offset by an aggregate decrease of approximately $0.3 million for all our other retail properties.

NOI for our Retail Segment increased by approximately $1.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to the timing of the aforementioned property acquisitions during 2011.

Multi- Family Residential Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$12,680	$12,178	$502	4.1%
NOI	5,806	5,269	537	10.2%
Average Occupancy Rate for period	94.9%	92.9%		2.0%

Our Multi-Family Residential Segment’s revenues increased by approximately $0.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to the higher average occupancy rate in the 2012 period.

Our Multi-Family Residential Segment’s NOI increased by approximately $0.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to the aforementioned increase in revenues in the 2012 period.

Industrial Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$7,214	$7,017	$197	2.8%
NOI	3,979	3,991	(12)	-0.3%
Average Occupancy Rate for period	82.6%	85.6%		-3.0%

The following table represents lease expirations for our Industrial Segment as of December 31, 2012:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	44	294,315	1,792,167	27.8%	29.2%
2014	26	213,575	1,370,004	20.1%	22.3%
2015	19	217,155	1,701,107	20.5%	27.7%
2016	9	60,188	269,566	5.7%	4.4%
2017	5	249,250	587,478	23.5%	9.6%
2018	2	25,455	411,030	2.4%	6.7%
Thereafter	-	-	-	0.0%	0.0%
	105	1,059,938	6,131,352	100.0%	100.0%

Our Industrial Segment’s revenues increased slightly due to high average occupancy but its NOI remained relatively unchanged for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Hotel Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$18,478	$14,149	$4,329	30.6%
NOI	1,413	1,969	(556)	-28.2%
Average Occupancy Rate for period	57.6%	60.9%		-3.3%
Rev PAR	$39.68	$38.57	$1.11	2.9%

Our Hotel Hospitality Segment’s revenues increased by approximately $4.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase reflects higher aggregate rental revenues and other service income of (i) $0.5 million in the 2012 period from our Houston Extended Stay Hotels, (ii) $3.5 million in the 2012 period attributable to the timing of the acquisitions of the CP Boston Property and the Marriott by Courtyard Parsippany, which were acquired on March 21, 2011 and July 30, 2012, respectively, and (iii) $0.4 million in the 2012 period from a portfolio comprised of three hotels that was acquired on December 3, 2012. The lower average occupancy rate and the increased Rev PAR during the 2012 period were primarily driven by the CP Boston Property.

Our Hotel Hospitality Segment’s NOI decreased by $0.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The aforementioned increase in revenues was substantially offset by additional operating expenses of approximately $1.3 million during the 2012 period attributable to the timing of the acquisition of the CP Boston Property.

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $13.0 million to $44.4 million for the year ended December 31, 2011 compared to $31.4 million for the same period in 2010. The increase reflects higher revenues in our (i) Hotel Hospitality Segment of $11.2 million, (ii) Retail Segment of $1.1 million and (iii) Multi-Family Residential Segment of $0.6 million. Revenues in our Industrial Segment remained relatively flat. See “Segment Results of Operations for the Year Ended December 31, 2011 compared to December 31, 2010” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $10.0 million to $22.0 million for the year ended December 31, 2011 compared to $12.0 million for the same period in 2010. The increase is primarily attributable to property operating expenses of approximately $9.6 million for the CP Boston Property, which was acquired on March 21, 2011 and $0.2 million on Everson Pointe, which was acquired on December 17, 2010.

Real estate taxes

Real estate taxes increased to $3.7 million for the year ended December 31, 2011 compared to $3.2 million in the same period in 2010. The increase is primarily attributable to CP Boston Property which was acquired on March 21, 2011.

Impairment loss on long-lived assets

The impairment loss on long-lived assets of $8.3 million during the year ended December 31, 2011 primarily represents an impairment charge within our Industrial Segment of approximately $8.3 million recorded in connection with the Sealy C portfolio. The impairment loss on long-lived assets of $1.1 million during the year ended December 31, 2010 primarily represents an impairment charge within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

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

Franchise cancellation expense

The Company incurred a franchise cancellation fee of approximately $1.2 million in the 2011 period related to the CP Boston Joint Venture’s decision to rebrand the CP Boston Property to a DoubleTree by Hilton.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $1.8 million to $8.1 million for the year ended December 31, 2011 compared to $6.3 million during the same period in 2010. The increase in depreciation is primarily attributable to increases in our depreciable asset base during the 2011 period resulting from our acquisitions of Everson Pointe and the CP Boston Property plus the reclassification of our St. Augustine Outlet Center to held for use from held for sale during the second quarter of 2010.

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

Interest and dividend income

Interest and dividend income increased by approximately $10.4 million to $16.1 million for the year ended December 31, 2011 compared to $5.7 million for the same period in 2010. The increase is primarily attributable to increased dividends resulting from a significant increase in our marketable equity securities during the 2011 period compared to the 2010 period. The increase also reflects approximately $1.4 million of interest income on the Second Mortgage Loan purchased by the Rego Park Joint Venture on April 12, 2011 and approximately $2.4 million of dividend income related to our Marco OP Units.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.7 million to $11.8 million for the year ended December 31, 2011 compared to $11.1 million for the same period in 2010. The increase is primarily attributable to the debt associated with Everson Pointe.

Gain on disposition of investments in unconsolidated affiliated real estate entities

We recognized an aggregate gain on disposition of unconsolidated affiliated real estate entities of approximately $28.1 million in our consolidated statements of operations during the year ended December 31, 2011. The 2011 aggregate gain consists of (i) $2.8 million gain recognized in the third quarter with respect to the POAC/Mill Run Transaction and (ii) $25.3 million gain recognized in the fourth quarter with respect to the Outlet Centers Transaction. During 2010 we recognized a net gain on disposition of unconsolidated affiliated real estate entities of approximately $142.7 million in the consolidated statements of operations during the year ended December 31, 2010. The 2010 net gain consists of (i) $142.8 million gain recognized in the third quarter with respect to the POAC/Mill Run Transaction and (ii) $0.1 million loss recognized in the fourth quarter with respect to the POAC/Mill Run Transaction. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the year ended December 31, 2011 versus the year ended December 31, 2010

Retail Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$11,026	$9,891	$1,135	11.5%
NOI	7,217	6,010	1,207	20.1%
Average Occupancy Rate for period	82.7%	86.3%		-3.6%

Our Retail Segment’s revenues increased approximately $1.1 million for the year ended December 31, 2011 compared to same period in 2010. The revenues for the 2011 period reflect an increase of approximately $1.4 million attributable to Everson Pointe, DePaul Plaza and Crowes Crossing, partially offset by a decrease of approximately $0.3 million for the St. Augustine Outlet Center, which was primarily due to slightly lower average occupancy during the 2011 period.

Our Retail Segment’s NOI increased by approximately $1.2 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period and a slight decrease in operating expenses of approximately $0.1 million in the 2011.

Multi-family Residential Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$12,178	$11,592	$586	5.1%
NOI	5,269	4,776	493	10.3%
Average Occupancy Rate for period	92.9%	90.2%		2.7%

Our Multi-Family Residential Segment’s revenues increased by approximately $0.6 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the higher average occupancy rate in the 2011 period.

Our Multi-Family Residential Segment’s NOI increased by approximately $0.5 million for the year ended December 31, 2011 compared to the same period in 2010. This increase is primarily attributable to the aforementioned increase in revenues in the 2011 period.

Industrial Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$7,017	$6,960	$57	0.8%
NOI	3,991	3,773	218	5.8%
Average Occupancy Rate for period	85.6%	61.8%		23.8%

Our Industrial Segment’s revenues were relatively flat for the year ended December 31, 2011 compared to the same period in 2010. This increase in average occupancy rate did not lead to an increase in revenue due to certain incentives given in connection with new leasing activity during the 2011 period.

Our Industrial Segment’s NOI increased by approximately $0.2 million for the year ended December 31, 2011 compared to the same period in 2010 as a result of slightly lower operating expenses in the 2011 period.

Hotel Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2011	2010	$	%
	(unaudited)
Revenues	$14,149	$2,952	$11,197	379.3%
NOI	1,969	1,111	858	77.2%
Average Occupancy Rate for period	60.9%	71.5%		-10.6%
Rev PAR	$38.57	$27.80	$10.77	38.7%

Our Hotel Hospitality Segment’s revenues increased by approximately $11.2 million for the year ended December 31, 2011 compared to the same period in 2010. The increase for the 2011 period reflects rental revenues and other service income of approximately $4.5 million and $6.4 million, respectively, attributable to the CP Boston Property. Other service income consists of revenues of $3.5 million, $2.7 million and $0.2 million from food and beverage services, water park admissions and arcade income, respectively. The lower average occupancy rate and the increased Rev PAR during the 2011 period were primarily driven by the CP Boston Property.

Our Hotel Hospitality Segment’s NOI increased by approximately $0.9 million for the year ended December 31, 2011 compared to the same period in 2010. This increase reflects the aforementioned increase in revenues substantially offset by additional operating expenses of approximately $10.3 million during the 2011 period. The increase in operating expenses consists of property operating expenses of $9.6 million attributable to the CP Boston Property.

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

As of December 31, 2012, we had $215.5 million of outstanding mortgage indebtness, $2.3 million of loans due to affiliates, a $38.3 million margin loan and a $25.0 million line of credit. Additionally, we had $37.5 million available to us under a construction loan for a property currently under development. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2012, our total borrowings represented 67.5% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we borrowed using a margin loan and line of credit collateralized by the securities held with the financial institution that provided the margin loan and line of credit as well as a portion of our Marco OP Units. These loans are due on demand and will be paid upon the liquidation of securities.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Acquisition fees	$1,177	$1,929	$279
Asset management fees	2,366	1,995	4,521
Property management fees	1,458	1,327	1,475
Acquisition expenses reimbursed to Advisor	-	242	1
Development fees and leasing commissions	545	650	267
Total	$5,546	$6,143	$6,543

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2012, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2012, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Cash flows provided by operating activities	$17,071	$12,700	$6,815
Cash flows provided by investing activities	43,271	344	39,637
Cash flows provided by/(used in) financing activities	6,938	(5,837)	(39,210)
Net change in cash and cash equivalents	67,280	7,207	7,242

Our principal sources of cash flow are derived from the operation of our rental properties as well as loan proceeds and distributions received from affiliates. We intend that our properties will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vii) debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) the issuance of equity and debt securities and (iv) the placement of mortgage loans.

Operating activities

Net cash flows provided by operating activities of $17.1 million for the year ended December 31, 2012 consists of the following:

•	cash inflows of approximately $14.1 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $2.7 million associated with the net changes in operating assets and liabilities.

•	cash inflows of approximately $0.3 million from discontinued operations.

Investing activities

The net cash used in investing activities from of $43.3 million for the year ended December 31, 2012 consists primarily of the following:

•	purchases of investment property of approximately $53.2 million and proceeds from the disposition of joint venture interests of $90.0 million;

•	funding for the collateral requirement on our Marco OP Units Collar of approximately $17.1 million and release of construction loan escrow of approximately $6.5 million;

•	net proceeds from the sale and purchase of marketable securities of $9.9 million; and

•	net cash provided by discontinued operations of approximately $7.3 million.

Financing activities

The net cash used by financing activities of approximately $6.9 million for the year ended December 31, 2012 is primarily related to the following:

•	distributions to our common shareholders of $14.3 million and common share redemptions of $3.6 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $15.1 million and contributions from our noncontrolling interests of $8.6 million;

•	proceeds from our notes payables of $42.9 million and proceeds from mortgage financing of $12.0 million;

•	debt principal payments $14.5 million and loan fees and expenses of $2.7 million; and

•	net cash used in discontinued operations of approximately $6.3 million.

The following summarizes our indebtedness maturing in 2013 and our current intentions:

Gulf Coast Industrial Portfolio

Our non-recourse mortgage of approximately $52.7 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

Houston Extended Stay Hotels.

Our mortgage of approximately $6.9 million, secured by the Houston Extended Stay Hotels, due in June 2013 can be extended at our option until June 2014.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and through December 31, 2012 we substantially completed renovating and improving the property at a cost of approximately $15.4 million.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2012.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Mortgage Payable	$61,572	$28,562	$11,997	$76,460	$36,893	$-	$215,484

Interest Payments [1,2]	8,625	8,330	6,683	4,080	423	-	28,141

Total Contractual Obligations	$70,197	$36,892	$18,680	$80,540	$37,316	$-	$243,625

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2012 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $63.3 million as of December 31, 2012, and is due on demand.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We currently are in compliance with all of our debt covenants, with the exception of certain debt service coverage ratios on the debt associated with the Gulf Coast Industrial Portfolio.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011 until such time as the required coverage ratios are met for two successive quarters.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2012.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

	For the years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$119,946	$8,109	$141,941
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	9,865	8,082	6,279
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	3,140	2,919	25,393
Impairment (gain)loss on long-lived assets	-	8,319	1,124
Adjustments to equity in earnings from unconsolidated entities, net	(3,697)	(1,512)	-
Bargain purchase gain	(4,800)
Gain on disposal of investment property	-	-	(74)
Gain on disposal of unconsolidated affiliated real estate entities	(120,607)	(28,109)	(142,693)
Discontinued operations:
Depreciation and amortization of real estate assets	121	267	630
Impairment loss on long-lived assets	-	-	69
(Gain)/loss on disposal of investment property	(2,098)	-	300
FFO	1,870	(1,925)	32,969
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	1,838	5,361	12,663
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(420)	(327)	(293)
Gain on debt extinguishment	-	-	(19,903)
Mark to market adjustments (3)	13,485	13,943	2,560
Amortization of discount on debt investment	(2,228)	(1,367)	-
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
Loss on sale of marketable securities	339	3,060	167
MFFO	14,884	18,745	28,163
Straight-line rent (5)	(471)	(748)	(2,290)
MFFO - IPA recommended format	$14,413	$17,997	$25,873

Net income	$119,946	$8,109	$141,941
Less: income attributable to noncontrolling interests	(11,625)	(2,509)	(12,010)
Net income applicable to company's common shares	$108,321	$5,600	$129,931
Net income per common share, basic and diluted	$3.62	$0.18	$4.09

FFO	$1,870	$(1,925)	$32,969
Less: FFO attributable to noncontrolling interests	(1,272)	(413)	(549)
FFO attributable to company's common shares	$598	$(2,338)	$32,420
FFO per common share, basic and diluted	$0.02	$(0.07)	$1.02

MFFO - IPA recommended format	$14,413	$17,997	$25,873
Less: MFFO attributable to noncontrolling interests	(1,249)	(966)	(437)
MFFO attributable to company's common shares	$13,164	$17,031	$25,436

Weighted average number of common shares outstanding, basic and diluted	29,941	31,648	31,755

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $3,780 of default interest incurred and unpaid during 2012, consisting of (i) $715 related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $3,065 representing our proportionate share of the default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during 2012 but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation would increase MFFO for the year ended December 31, 2012 to $16,944.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2012

FFO	$46,223
Distributions	$106,199

For the year ended December 31, 2012, we paid distributions of $21.2 million, including $14.3 million of distributions paid in cash and $6.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2012 was $0.6 million and cash flow from operations was $17.1 million. See the reconciliation of FFO to net income above.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2012, cumulative SLP Unit distributions declared were $10.8 million, of which $10.3 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2012, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 15 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our Distribution Reinvestment Plan (“DRIP”) and excess cash other than operating cash flow.

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under out DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of December 31, 2012, our net tangible book value per share was $12.82. On December 21, 2012, our Board of Directors confirmed the purchase price under our distribution reinvestment program as $11.21 per common share, which is a 5% discount to the estimated value per share of common stock of $11.80 as of September 30, 2012.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2012, we had one interest rate swap and two interest rate cap outstanding with insignificant intrinsic values.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, we entered into a hedge, (structured as a collar) on 527,803 (75% of our total Marco OP Units) of our Marco OP Units. As of December 31, 2012, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of out collar) would result in a hypothetical loss in fair value of approximately $18.6 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value

Mortgages Payable	$61,572	28,562	11,997	76,460	36,893	-	$215,484	$216,270

Marco OP Units Collar:

Notional Amount	527,803	Units						$(24,215)
Average Cap (Highest)	$108.44
Average Floor (Lowest)	$90.32

As of December 31, 2012, approximately $37.2 million, or 17%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in LIBOR or Prime rate) would increase annual interest expense by approximately $0.3 million.

The fair value of the mortgage payable as of December 31, 2012 was approximately $216.3 million compared to the book value of approximately $215.5 million. The fair value of the mortgage payable as of December 31, 2011 was approximately $218.0 million compared to the book value of approximately $217.9 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2012, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board and Stockholders

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

March 29, 2013

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2012	As of December 31, 2011

Assets
Investment property at cost	$372,375	$304,929
Less accumulated depreciation	(29,643)	(21,725)
	342,732	283,204
Investments in unconsolidated affiliated real estate entities	-	14,780
Cash and cash equivalents	98,805	31,525
Marketable securities, available for sale	186,430	103,174
Restricted marketable securities, available for sale	-	47,256
Restricted escrows	44,639	33,543
Tenant accounts receivable (net of allowance for doubtful accounts of $296 and $173, respectively)	2,715	2,364
Mortgages receivable	23,876	31,062
Intangible assets, net	3,794	1,475
Interest receivable from related parties	2,230	2,269
Prepaid expenses and other assets	14,419	8,115
Assets disposed of (See Note 10)	-	5,589
Total Assets	$719,640	$564,356

Liabilities and Stockholders' Equity
Mortgages payable	$215,484	$217,934
Notes payable	63,293	20,400
Accounts payable, accrued expenses and other liabilities	43,176	17,571
Due to sponsor	1,021	751
Loans due to affiliates	2,340	476
Tenant allowances and deposits payable	1,435	1,329
Distributions payable	5,305	5,557
Deferred rental income	878	964
Acquired below market lease intangibles, net	1,552	400
Deferred gain on disposition	-	30,287
Liabilities disposed of (See Note 10)	-	6,373
Total Liabilities	334,484	302,042
Commitments and contingencies (See Note 20)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 30,049 and 29,747 shares issued and outstanding in 2012 and 2011, respectively	300	297
Additional paid-in-capital	266,115	263,558
Accumulated other comprehensive income	50,207	22,104
Accumulated surplus/(deficit)	27,877	(59,418)
Total Company's stockholders' equity	344,499	226,541
Noncontrolling interests	40,657	35,773
Total Stockholders' Equity	385,156	262,314
Total Liabilities and Stockholders' Equity	$719,640	$564,356

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010

Revenues:
Rental income	$39,366	$32,948	$26,929
Tenant recovery income	5,536	5,034	4,466
Other service income	7,709	6,388	-
Total revenues	52,611	44,370	31,395
Expenses:
Property operating expenses	27,571	22,007	12,042
Real estate taxes	4,089	3,701	3,240
Impairment loss on long-lived assets	-	8,319	1,124
General and administrative costs	7,941	9,371	8,863
Franchise cancellation expense	-	1,235	-
Depreciation and amortization	9,865	8,082	6,279
Total operating expenses	49,466	52,715	31,548
Operating income/(loss)	3,145	(8,345)	(153)
Mark to market adjustment on derivative financial instruments	(13,485)	(13,943)	(2,560)
Interest and dividend income	14,509	16,148	5,678
Interest expense	(13,740)	(11,833)	(11,117)
Gain on disposition of unconsolidated affiliated real estate entities	120,607	28,109	142,693
Bargain purchase gain	4,800	-	-
Loss on sale of marketable securities	(339)	(3,060)	(167)
Income/(loss) from investments in unconsolidated affiliated real estate entities	728	(184)	(12,096)
Other income, net	1,667	1,182	568
Net income from continuing operations	117,892	8,074	122,846
Net income from discontinued operations	2,054	35	19,095
Net income	119,946	8,109	141,941

Less: net income attributable to noncontrolling interests	(11,625)	(2,509)	(12,010)
Net income attributable to common shares	$108,321	$5,600	$129,931
Basic and diluted earnings per common share:
Continuing operations	$3.55	$0.18	$3.49
Discontinued operations	0.07	-	0.60
Net earnings per common share	$3.62	$0.18	$4.09
Weighted average number of common shares outstanding, basic and diluted	29,941	31,648	31,755

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$119,946	$8,109	$141,941

Other comprehensive income:
Unrealized gain on available for sale securities	30,101	19,480	4,719
Reclassification adjustment for gain/(loss) included in net income	36	253	(134)

Other comprehensive income	30,137	19,733	4,585

Comprehensive income	150,083	27,842	146,526

Less: Comprehensive income attributable to noncontrolling interests	(13,659)	(4,513)	(12,546)
Comprehensive income attributable to the Company's common shares	$136,424	$23,329	$133,980

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common			Accumulated Other		Total Non-
			Additional Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	Income	Surplus/(Deficit)	Interests	Total Equity
BALANCE, December 31, 2009	31,528	315	280,764	326	(149,703)	39,508	171,210
Net income	-	-	-	-	129,931	12,010	141,941
Other comprehensive income	-	-	-	4,049	-	536	4,585
Distributions declared	-	-	-	-	(23,086)	-	(23,086)
Distributions paid	-	-	-	-	-	(20,657)	(20,657)
Redemption and cancellation of shares	(584)	(6)	(5,388)		-	-	(5,394)
Shares issued from distribution reinvstment program	670	7	6,357	-	-	-	6,364
BALANCE, December 31, 2010	31,614	316	281,733	4,375	(42,858)	31,397	274,963
Net income	-	-	-	-	5,600	2,509	8,109
Other comprehensive income	-	-	-	17,729	-	2,004	19,733

Distributions declared	-	-	-	-	(22,160)	-	(22,160)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,581)	(9,581)
Contributions received from noncontrolling interests	-	-	-	-	-	9,444	9,444
Redemption and cancellation of shares	(2,682)	(27)	(26,233)	-	-	-	(26,260)
Shares issued from distribution reinvestment program	815	8	8,058	-	-	-	8,066
BALANCE, December 31, 2011	29,747	297	263,558	22,104	(59,418)	35,773	262,314
Net income	-		-	-	108,321	11,625	119,946
Other comprehensive income			-	28,103	-	2,034	30,137

Distributions declared	-		-	-	(21,026)	-	(21,026)
Distributions paid to noncontrolling interests	-		-	-	-	(15,141)	(15,141)
Contributions received from noncontrolling interests	-		-	-	-	8,561	8,561
Redemption and cancellation of shares	(396)	(4)	(3,615)	-	-	-	(3,619)
Shares issued from distribution reinvestment program	698	7	6,937	-	-	-	6,944
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)
BALANCE, December 31, 2012	30,049	$300	$266,115	$50,207	$27,877	$40,657	$385,156

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,946	$8,109	$141,941
Less net income - discontinued operations	2,054	35	19,095
Net income - continuing operations	117,892	8,074	122,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,865	8,082	6,279
Loss on sale of marketable securities available for sale	339	3,060	167
Gain on disposition of unconsolidated affiliated real estate entities	(120,607)	(28,109)	(142,693)
Bargain purchase gain	(4,800)	-	-
Impairment of long lived assets and loss on disposal	-	8,319	1,124
Mark to market adjustment on derivative financial instruments	13,485	13,943	2,560
Amortization of discount on mortgage receivable	(2,228)	(1,367)	-
Loss from investments in unconsolidated affiliated real estate entities	(728)	184	12,096
Other non-cash adjustments	185	347	559
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	438	(674)	(197)
(Increase)/decrease in tenant accounts receivable	(845)	(750)	(948)
Increase/(decrease) in tenant allowance and security deposits payable	15	(219)	(1)
Increase in accounts payable and accrued expenses	3,828	1,234	4,318
Increase/(decrease) in due to Sponsor	24	696	(1,038)
(Decrease)/increase in deferred rental income	(86)	(397)	214
Net cash provided by operating activities - continuing operations	16,777	12,423	5,286
Net cash provided by operating activities - discontinued operations	294	277	1,529
Net cash provided by operating activities	17,071	12,700	6,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(53,226)	(64,719)	(10,637)
Purchase of marketable securities available for sale	(12,170)	(98,904)	(200,568)
Proceeds from sale of marketable securities available for sale	22,050	171,472	59,010
Purchase of premium associated with derivative financial instrument	-	-	(5,648)
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	89,953	33,385	204,343
Collections on mortgage receivable	114	53	-
Deposits for purchase of real estate	200	(2,526)	-
Purchase of mortgages receivable	-	(29,749)	-
Purchase of investment in unconsolidated affiliated real estate entity	(180)	(6,368)	(4,281)
Purchase of noncontrolling interest in a subsidiary	(560)	-	-
Payments on loans due to affiliates	(60)	-	-
Distribution from investments in unconsolidated affiliated real estate entities	178	114	7,658
Funding of restricted escrows	(10,296)	(2,414)	(8,263)
Net cash provided by investing activities - continuing operations	36,003	344	41,614
Net cash provided by/(used in) investing activities - discontinued operations	7,268	-	(1,977)
Net cash provided by investing activities	43,271	344	39,637
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	12,000	17,839	5,000
Mortgage payments	(14,450)	(2,435)	(1,663)
Payment of loan fees and expenses	(2,677)	(411)	(371)
Proceeds from loan due to affiliates	-	(1,017)	1,493
Proceeds from notes payable	42,893	20,400	-
Redemption and cancellation of common shares	(3,619)	(25,836)	(5,394)
Payment of offering costs	-	(422)	(22)
Proceeds from letter of credit	-	500	-
Contributions received from noncontrolling interests	8,561	9,444	-
Contribution to discontinued operations	-	-	(16)
Distributions paid to noncontrolling interests	(15,141)	(9,581)	(20,657)
Distributions paid to Company's stockholders	(14,335)	(14,141)	(16,714)
Net cash provided by/(used in) financing activities - continuing operations	13,232	(5,660)	(38,344)
Net cash used in financing activities - discontinued operations	(6,294)	(177)	(866)
Net cash provided by/(used in) financing activities	6,938	(5,837)	(39,210)
Net change in cash and cash equivalents	67,280	7,207	7,242
Cash and cash equivalents, beginning of year	31,525	24,318	17,076
Cash and cash equivalents, end of year	$98,805	$31,525	$24,318
See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), Lightstone REIT as the general partner, held a 98.3% interest as of December 31, 2012 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

As of December 31, 2012, on a collective basis, the Company (i) owned 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 7 hotel hospitality properties containing a total of 1,096 rooms and (ii) owned interest in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the properties are located within the United States. As of December 31, 2012, the retail properties, the industrial properties, the multi-family residential properties and the office property were 86%, 82%, 95% and 82% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“RevPAR”) was $40 and occupancy was 58% for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos”), a retail shopping center located in Lake Jackson, Texas. The operating results of Brazos have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of Brazos are classified as disposed of in the consolidated balance sheets for all periods presented.

During the year ended December 31, 2010, to the Company disposed of three multi-family residential apartment properties through foreclosure transactions. . The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented.

Noncontrolling Interests – Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of shares of common stock of the Company, as allowed by the limited partnership agreement.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Related Party:

Properties acquired and development activities have been and may continue to be managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

The Company’s Advisor and Property Manager are each related parties. Each of these entities has received and will continue to receive compensation and fees for services related to the investment and management of the Company’s assets. These entities have and will continue to receive fees during the Company’s acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and certain other fees (See Note 15).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2012, Lightstone REIT had a 98.3% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Cash paid for interest	$11,310	$11,008		$11,277

Distributions declared	$21,026	$22,160		$23,086

Value of shares issued from distribution reinvestment program	$6,944	$8,066		$6,324

Amounts placed in escrow	$-	$13,500		$-

Non cash purchase of investment property	$7,904	$-		$-

Issuance of note payable to an affiliate in exchange for remaining interest in CP Boston Joint Venture	$2,400	$-	$

Satisfaction of Promissory Note in exchange for Courtyard by Marriott Parsippany	$9,300	$-		$-

Loan due to affiliate converted to a distribution from investment in unconsolidated affiliated real estate entities	$-	$-		$2,817

Marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	$16,082	$-		$29,222

Restricted marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	$-	$-		$30,287

Cash escrowed in connection of disposal of investment in unconsolidated affiliated real estate entities	$-	$-		$1,889

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income/(loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments of marketable securities of real estate companies up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term, including any below-market renewal periods taken into account. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until stays occur. Other service income consists of revenues from food and beverage services, water park admissions and arcade income and is recognized when consumed.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The total allowance for doubtful accounts was approximately $0.3 million and $0.2 million as of December 31, 2012 and 2011, respectively.

Mortgages Receivable

From time to time, we may make investments in mortgage loans. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties which are not owned by us. Mortgage loans are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. Premiums or discounts are no longer accreted or amortized for loans that are in default. We evaluate the collectability of both interest and principal of each of these loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated realizable value. Premiums or discounts are no longer accreted or amortized for loans that are in default.

Investments in Real Estate

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

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining estimated lease term. Optional renewal periods are not considered.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The aggregate value of other acquired intangible assets includes tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the remaining estimated lease term.

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

Assets and Liabilities Held for Sale and Discontinued Operations

Assets and groups of assets and liabilities which comprise disposal groups are classified as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. Assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. Assets held for sale are not depreciated.

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs. The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated using the effective interest method over the term of the loan. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2006 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2012, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2012. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2012, the Company had no material uncertain income tax positions and its net operating loss carryforward was approximately $12.7 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, mortgages receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the notes payable approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximates their fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$215.5	$216.3	$217.9	$218.0

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other accumulated comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss in other income, net, within the consolidated statement of operations.

Stock-Based Compensation

The Company has a stock-based incentive award plan for the independent directors of its Board. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2012, 2011 and 2010, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Dilutive income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was anti-dilutive and, therefore, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

New Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In February 2013, the FASB issued updated guidance with respect to reporting of amounts reclassified out of accumulated other comprehensive income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. The guidance is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Property Acquisitions

The following is summary of the Company’s significant property acquisitions during the years ended December 31, 2012, 2011 and 2010.

2012

Hotel Portfolio

On December 3, 2012 the Company acquired a portfolio comprised of three hotels (the “Hotel Portfolio”) from certain limited liability companies controlled by the same seller, an unrelated third party, for aggregate cash consideration of approximately $21.0 million, excluding closing and other related transaction costs. The acquisition of the Hotel Portfolio was funded from cash. Additionally, in connection with the acquisition of the Hotel Portfolio, the Company’s Advisor received an aggregate acquisition fee equal to 2.75% of the aggregate acquisition price, or approximately $0.6 million. The following describes the three hotels:

Courtyard by Marriott - Willoughby, Ohio

The 90-room Courtyard by Marriott (the “Courtyard Willoughby”) located in Willoughby, Ohio was acquired from CY Willoughby Holdings, LLC. The Courtyard Willoughby is located adjacent to Interstate 90 about 16 miles east of downtown Cleveland. A $1.5 million renovation of the Courtyard Willoughby was recently completed that included a full upgrade of guestrooms and corridors and the conversion of the lobby to the new “Courtyard Bistro” concept.

Fairfield Inn & Suites by Marriott - West Des Moines, Iowa

The 102-room Fairfield Inn & Suites by Marriott (the “FFI Des Moines”) located in West Des Moines, Iowa was acquired from FSHS Des Moines Holdings, LLC. The FFI Des Moines is located adjacent to Interstate 80 and two miles east of Interstate 35 in West Des Moines. An approximate $2.0 million renovation of the FFI Des Moines is planned for completion during 2013.

SpringHill Suites by Marriott - West Des Moines, Iowa

The 97-suite SpringHill Suites by Marriott (the “SHS Des Moines”) located in West Des Moines, Iowa was acquired from FFI Des Moines Holdings, LLC. The SHS Des Moines is located adjacent to Interstate 80 and two miles east of Interstate 35 in West Des Moines. A $1.3 million renovation of the SHS Des Moines was recently completed and included improvements to the lobby, upgrades to the bedding and furniture packages and installation of new flat panel televisions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The acquisition of the Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of the purchase price of the Hotel Portfolio is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $3.3 million was allocated to land, $14.8 million was allocated to building and improvements, and $2.9 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Hotel Portfolio as of the closing of the acquisition was 11.1%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company established a separate TRS for each of the three hotels in the Hotel Portfolio which has entered into an operating lease agreement for the respective hotel. At closing, each TRS entered into a separate management agreement with an unrelated third party for the management of the respective hotel.

Courtyard by Marriott - Parsippany, New Jersey

On October 28, 2011, the Company acquired a $17.9 million promissory note (the “Promissory Note”) for approximately $9.3 million from Waterford of Parsippany, LLC (the “Marriot Seller”), an unaffiliated third party. The purchase price reflected a discount of approximately $8.6 million to the outstanding principal balance and the Company did not amortize the discount because the Promissory Note was in default. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.3 million. The acquisition was funded with cash. The Promissory Note, which was collateralized by a Courtyard by Marriott (the “Courtyard by Marriott Parsippany”) located in Parsippany, New Jersey, was recorded in mortgages receivable on the consolidated balance sheet.

On July 30, 2012 the Company completed the foreclosure of the Promissory Note and took title to the Courtyard by Marriott Parsippany, including its $1.0 million furniture, fixtures and equipment reserve (the “FFE Reserve”) escrow held by Marriott International, Inc. (“Marriott”). The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their preliminary fair values as of the date of the acquisition. The fair value of the assets acquired of $14.1 million exceeded the book value of the Promissory Note of $9.3 million, resulting in the recognition of a bargain purchase gain of approximately $4.8 million in the consolidated statements of operations during the third quarter of 2012.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisitions. The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition upon the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.2 million was allocated to land, $10.0 million was allocated to building and improvements, and $0.9 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Courtyard by Marriott Parsippany as of the closing of the acquisition was 10.7%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company established a TRS for the Courtyard by Marriott Parsippany which has entered into an operating lease agreement for the hotel. At closing, the TRS entered into a management agreement with an unrelated third party for the management of the hotel.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

LVP CP Boston Holdings, LLC

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture in which the Company previously had an 80.0% ownership interest and consolidates, from Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”) with an effective date of January 1, 2012. As a result, the Company now owns 100.0% of the CP Boston Joint Venture, which previously acquired a hotel and water park (collectively, the CP Boston Property”) located in Danvers, Massachusetts on March 11, 2012. (See Note 6).

2011

Crowe’s Crossing Shopping Center

On October 4, 2011, the Company acquired Crowes Crossing Shopping Center, (“Crowe’s Crossing”) a 94,000-square-foot retail center located in Stone Mountain, Georgia, from IPF/Crowe Limited Partnership, an unrelated third party, for approximately $7.5 million. The acquisition of Crowe’s Crossing was funded from cash and proceeds from a $6.0 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million.

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

The capitalization rate for Crowe’s Crossing as of the closing of the acquisition was 7.7%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

The Plaza at DePaul

On November 22, 2011, the Company acquired the Plaza at DePaul, ( “DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri, from DePaul 2002, LLC, an unrelated third party, for approximately $19.8 million. The acquisition of DePaul Plaza was funded from cash and the assumption of an $11.8 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.5 million.

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

The capitalization rate for DePaul Plaza as of the closing of the acquisition was 7.2%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

LVP CP Boston Holdings, LLC

Participation in the CP Boston Joint Venture, a joint venture in which the Company initially had an 80.0% ownership interest and consolidates, which acquired the CP Boston Property on March 21, 2011 (See Note 6.)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

50-01 2nd St Associates LLC

Participation in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), a joint venture in which the Company initially had a 75.0% ownership interest and consolidates, which purchased a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York on August 18, 2011 (see Note 14).

LVP Rego Park, LLC

Participation in LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company has a 90.0% ownership interest and consolidates, which acquired a second mortgage loan secured by a residential apartment complex located in Queens, New York on April 12, 2011. (See Note 7)

Additionally, the Company acquired two mortgages receivable with an aggregate cost of $14.9 million. (See Note 7)

2010:

Everson Pointe

On December 17, 2010, the Company, acquired Everson Pointe from Edens Everson, LLC, an unrelated third party, for aggregate consideration of approximately $8.8 million, exclusive of closing costs of $0.2 million. In connection with the transaction, the Company’s Advisor received an acquisition fee equal to 2.75% of the contractual purchase price, or approximately $0.2 million. Everson Pointe is a grocery store-anchored retail property located in Snellville, Georgia consisting of 81,428 square feet. The acquisition of Everson Pointe was funded from cash and proceeds from a $5.0 million non-recourse mortgage loan provided by State Bank & Trust Company.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain valuations and other analyses that have been completed as of the date of this filing. There was no contingent consideration related to this acquisition. Approximately $2.5 million was allocated to the land, $5.5 million was allocated to building and the remaining $0.8 million was allocated to intangibles with a weighted average life of 4 years.

The capitalization rate for Everson Pointe as of the closing of the acquisition was 7.9%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

Prime Outlets Acquisition Company (“POAC”)/Mill Run LLC (“Mill Run”) Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of the Company (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”) and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of the Company’s retail properties to Simon including the Company’s (i) St. Augustine Outlet Center, which is wholly owned, (ii) 40.0% aggregate interest in its investment in POAC, which included 18 operating outlet center properties (the “POAC Properties”), Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”) and (iii) 36.8% aggregate interest in its investment in Mill Run, which includes two operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine and the Company’s 40.0% aggregate interests in both GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

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

On August 30, 2010, the POAC/Mill Run Transaction was completed and, as a result, the LVP Parties received total net consideration, before allocations to noncontrolling interests, of approximately $265.8 million (the “Aggregate Consideration Value”), after certain transaction expenses of approximately $9.6 million which were paid at closing. The Aggregate Consideration Value consisted of approximately (i) $204.4 million in the form of cash, (ii) $1.9 million of escrowed cash (the “Escrowed Cash”) and (iii) $59.5 million in the form of equity interests or common operating partnership units (the “Marco OP Units”) in Marco LP Units, LLC.

PRO’s portion of the aforementioned $204.4 million of net cash proceeds received from the closing of the POAC/Mill Run Transaction were approximately $73.5 million, which were distributed to its members during the third quarter of 2010 in accordance with the provisions of its operating agreement.

The gross cash consideration that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility that Simon entered into contemporaneously with the signing of the Contribution Agreement. In connection with the closing of the POAC/Mill Run Transaction, the LVP Parties provided guaranties of collection with respect to such revolving credit facility (see “POAC/Mill Run Loan Collection Guaranties” in Note 20 for additional information with respect to the Company’s proportionate share). The equity interests that the LVP Parties received in connection with the closing of the POAC/Mill Run Transaction consisted of 703,737 Marco OP Units that are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) in Simon’s operating partnership (“Simon OP”). Initially subject to the various conditions as discussed below, the Company may elect to exchange the Marco OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Inc. common stock (“Simon Stock”), at Simon’s election.

Although the Marco OP Units could have been immediately exchanged into Simon OP Units, if upon their delivery to Simon, Simon had elected to exchange them for a similar number of shares of Simon Stock rather than cash, the LVP Parties could have been precluded from selling the Simon Stock for a 6-month period from the date of issuance. Additionally, because the Company was required to indemnify Simon for any liabilities and obligations (the “TPA Obligations”) that should arise under certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) through March 1, 2012 (see Note 20 for additional information), the Company was initially required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account.

Pursuant to the Contribution Agreement, there was a period after closing, of up to 215 days, for the Aggregate Consideration Value to be finalized between the LVP Parties and Simon. However, the Company and Simon agreed to extend the period and the Aggregate Consideration Value was finalized during the third quarter of 2011. The Escrowed Cash and the Escrowed Units were reserved for the final settlement of certain consideration adjustments (collectively, the “Final Consideration Adjustments”) related to net working capital reserves, including the true-up of debt assumption costs, certain indemnified liabilities and specified transaction costs. The Escrowed Marco OP Units also could have been used to cover any shortfalls resulting from the Final Consideration Adjustments not covered by the Escrowed Cash. In connection with the finalization of the Aggregate Consideration Value, the entire Escrowed Cash, plus interest, was released to the Company during the third quarter of 2011. Additionally, the Escrowed Marco Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the closing of the POAC/Mill Run Transaction, the Company initially recognized a gain on disposition of approximately $142.8 million in its consolidated statements of operations during the third quarter of 2010. The Company also deferred an additional $32.2 million of gain (the “Deferred Gain”) on its consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to the Final Consideration Adjustments and the TPA Obligations. An additional $0.1 million of transaction expenses were incurred by the Company during the fourth quarter of 2010 which reduced the recognized gain to approximately $142.7 million for the year ended December 31, 2010. During the third quarter of 2011, the Company recognized an additional $2.8 million gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items. As a result, the remaining Deferred Gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011, which was recognized in the first quarter of 2012 as a result of aforementioned release of the Escrowed Marco Units on March 1, 2012.

2011 Outlet Centers Transaction

As discussed above, the Company, through its Operating Partnership and PRO, had an aggregate 40.0% interest in GPH and LVH, which held ownership interests in various entities, including 100.0% membership interests in two outlet centers that were being developed in Grand Prairie, Texas (the “Grand Prairie Outlet Center”) and Livermore Valley, California (the “Livermore Valley Outlet Center” and collectively, the “Outlet Centers”) and a 100.0% membership interest in a parcel of land (the “Livermore Land Parcel”) located adjacent to the Livermore Valley Outlet Center. The Company accounted for its ownership interests in GPH and LVH under the equity method of accounting in its consolidated financial statements. Certain affiliates of the Company’s Sponsor (the “Sponsor’s Affiliates”) owned the remaining 60.0% interest in GPH and LVH.

On December 9, 2011, GPH, LVH and certain of their subsidiaries (collectively, the “Holdings Entities”) entered into a contribution agreement and various other agreements (collectively, the “Initial Agreement”) with Simon providing for the immediate disposition of 50.0% of their interests in the Outlet Centers at valuations based on the then projected stabilized net operating income of the respective outlet center divided by a capitalization rate of 7.0%, adjusted for certain other items, including expected indebtedness. The transactions contemplated by the Initial Agreement are referred to herein as the “2011 Outlet Centers Transaction”.

On December 9, 2011, the 2011 Outlet Centers Transaction was completed and, as a result, the Holding Entities received combined net consideration of approximately $87.6 million (the “Combined Consideration”), after certain transaction expenses of approximately $1.2 million which were paid at closing. The Combined Consideration consisted of approximately (i) $78.7 million in the form of cash and (ii) $8.9 million in the form of equity interests or common operating partnership units (the “Marco II OP Units”) in Marco II LP Units, LLC. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $31.5 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $11.8 million to its members in accordance with the provisions of its operating agreement.

The gross cash consideration that the Holding Entities received in connection with the closing of the 2011 Outlet Centers Transaction was paid by Simon with the proceeds from a draw under a revolving credit facility. In connection with the closing of the 2011 Outlet Center Transaction, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor Affiliates provided certain guaranties of collection with respect to such revolving credit facility (see “Outlet Centers Loan Collection Guaranties” in Note 20 for additional information with respect to the Company’s proportionate share). The equity interests that the Holding Entities received in connection with the closing of the 2011 Outlet Centers Transaction consisted of 73,428 Marco II OP Units that are exchangeable for a similar number of Simon OP Units. Initially subject to the various conditions, the Holding Entities may elect to exchange their Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Stock, at Simon’s election.

The 73,428 Marco II OP Units received by the Holding Entities had an estimated combined fair value of $8.9 million as of the closing date of the 2011 Outlet Centers Transaction. The estimated fair value of the Marco II OP Units was based on the weighted-average closing price of Simon Stock for the 10-business day period ending 3 business days prior to the closing date.

In connection with the closing of the 2011 Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because the Company accounted for its interests in GPH and LVH under the equity method of accounting, it recognized its pro rata share of the combined gain on disposition, or approximately $25.3 million, in its consolidated statements of operations during the fourth quarter of 2011.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2012 Outlet Centers Transaction

On December 4, 2012, the Company, the Sponsor Affiliates, the Holding Entities and Simon entered into a contribution agreement and various other agreements (collectively, the “Final Agreement”) providing for the immediate contribution to Simon of (i) GPH’s 50.0% membership interest in the Grand Prairie Outlet Center, which opened in August 2012, and (ii) LVH’s 50.0% and 100.0% membership interests in the Livermore Valley Outlet Center, which opened in November 2012, and the Livermore Land Parcel, respectively. The transactions contemplated by the Final Agreement are referred to herein as the “2012 Outlet Centers Transaction”.

On December 4, 2012, pursuant to the terms of the Final Agreement, the Holding Entities contributed their membership interests in the Outlet Centers and the Livermore Land Parcel to Simon in exchange for aggregate net consideration of approximately $256.2 million. The aggregate net consideration consisted of (i) approximately $224.9 million of cash and (ii) 205,335 equity interests or common operating partnership units (the “Marco III OP Units”) in Marco III LP Units, LLC, which are substantially similar to shares of Simon Stock and had an estimated fair value of approximately $31.3 million based on the market price of Simon Stock as of the date of closing. The Holding Entities immediately distributed the net cash proceeds to its members of which the Company’s aggregate share was approximately $90.0 million, before allocations to noncontrolling interests. Simultaneously, PRO distributed its portion of the cash proceeds of $33.7 million to its members in accordance with the provisions of its operating agreement.

The cash consideration that the Holding Entities received at the closing of the transaction was funded with proceeds drawn by Simon under an existing revolving credit facility. The Holdings Entities, the Company and the Sponsor Affiliates have provided certain additional guaranties of collection with respect to such revolving credit facility (see “Outlet Centers Loan Collection Guaranties” in Note 20 for additional information with respect to the Company’s proportionate share). Additionally, the transaction is covered under a tax matters agreement, as amended, pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built in gain” with respect to the Outlet Centers and Livermore Land Parcel at the time of closing for specified periods of up to eight years following the closing date (see “Outlet Centers Tax Protection Agreement” in Note 20 for additional information). The Marco III OP Units that the Holding Entities received at the closing of the transaction are exchangeable, subject to various conditions, for a similar number of Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Stock, at Simon’s election.

In connection with the closing of the 2012 Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $226.3 million during the fourth quarter of 2012. Because the Company accounted for its interests in GPH and LVH under the equity method of accounting, it recognized its pro rata share of the combined gain on disposition, or approximately $90.3 million, in its consolidated statements of operations during the fourth quarter of 2012.

Pursuant to the terms of the Final Agreement, the aggregate net consideration received at closing is subject to various true-ups and adjustments, including a final valuation of the Outlet Centers, to be completed no later than April 1, 2014, based on their aggregate net operating income, as defined, during calendar year 2013. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million.

On December 17, 2012, Marco III LP Units, LLC and the Holding Entities were merged into Marco II LP Units, LLC with Marco II LP Units, LLC as the surviving entity. Simultaneously, all outstanding Marco III OP Units were converted to Marco II OP Units and the Holding Entities distributed the Marco II OP Units to its members.

5.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

		Ownership	As of
Real Estate Entity	Date(s) Acquired	Interest as of December 31, 2012	December 31, 2012	December 31, 2011
GPH	March 30, 2009 & August 25, 2009	-	$-	$5,297
LVH	March 30, 2009 & August 25, 2009	-	-	9,483
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	-	-
Total Investments in unconsolidated affiliated real estate entities			$-	$14,780

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

POAC

On August 30, 2010, the Company disposed of its aggregate 40.0% ownership interest in POAC, except for its interests in GPH and LVH (see Note 4 and below). Prior to disposition, our Operating Partnership and PRO owned 25.0% and 15.0% membership interests in POAC (collectively, the “POAC Interest”), which were acquired on March 30, 2009 and August 25, 2009, respectively. The POAC Interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, was the majority owner and manager of POAC. Profit and cash distributions were allocated in accordance with each investor’s ownership percentage. Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of POAC’s total indebtedness was not included in the Company’s investment.

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

For the Period January 1, 2010 to August 30, 2010
Revenue	$122,858
Property operating expenses	73,291
Depreciation & amortization	25,076

Operating income	24,491

Interest expense and other, net	(39,123)

Net loss	$(14,632)

Company's share of net loss	$(5,853)

Additional depreciation and amortization expense	(8,655)

Company's loss from investment	$(14,508)

Mill Run

On August 30, 2010, the Company disposed of its aggregate 36.8% ownership interest in Mill Run (see Note 4). Prior to disposition, our Operating Partnership and PRO owned 24.54% and 14.26% membership interests in Mill Run (collectively, the “Mill Run Interest”), which were acquired on June 26, 2008 and August 25, 2009, respectively. The Mill Run Interest included Class A and B membership shares and was a non-managing interest, with consent rights with respect to certain major decisions. The Company’s Sponsor was the managing member and owned 55.0% of Mill Run. Profit and cash distributions were to be allocated in accordance with each investor’s ownership percentage after consideration of Class B members adjusted capital balance. Through the date of disposition, the Company accounted for this investment in accordance with the equity method of accounting, and its portion of Mill Run’s total indebtedness was not included in the Company’s investment.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For the Period January 1, 2010 to August 30, 2010
Revenue	$33,280
Property operating expenses	8,561
Depreciation & amortization	6,665
Operating income	18,054

Interest expense and other, net	(4,068)

Net operating income	$13,986

Company's share of net operating income	$5,147

Additional depreciation and amortization expense	(1,166)

Company's income from investment	$3,981

GPH

GPH was wholly owned by POAC through August 30, 2010. In connection with the closing of the POAC/Mill Run Transaction, the Company retained its aggregate 40.0% ownership interest in GPH. The Operating Partnership and PRO owned a 25.0% and 15.0% membership interest in GPH, respectively. The Company’s ownership interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor was the majority owner and manager of GPH. Contributions, profits and cash distributions were allocated in accordance with each investor’s ownership percentage. The Company accounted for its ownership interest in GPH in accordance with the equity method of accounting.

GPH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in the entity that owns the Grand Prairie Outlet Center. During the period from January 1, 2012 to December, 17, 2012 and for the year ended December 31, 2011, GPH disposed of these interests and on December 17, 2012, GPH was merged into Marco II LP Units, LLC (see Note 4). As a result, the Company’s investment in GPH was zero as of December 31, 2012.

GPH Financial Information

GPH had no operating results through December 31, 2010. The following table represents the unaudited condensed income statement for GPH for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Period January 1, 2012 to December, 17, 2012	For the Year Ended December 31, 2011

Total revenue	$-	$286

Operating income	-	286

Other income, net	1,150	16
		16
Gain on disposition of unconsolidated affiliated entity	77,058	20,703

Net income	$78,208	$21,005

Company's share of net income (40%)	$31,283	$8,402

The following table represents the unaudited condensed balance sheet for GPH:

As of
December 31, 2011

Investments in unconsolidated affiliated real estate entities	10,114
Marketable securities, available for sale	3,350
Other assets	127
Total assets	$13,591

Other liabilities	$142
Members' capital	13,449
Total liabilities and members' capital	$13,591

LVH

LVH was wholly owned by POAC through August 30, 2010. In connection with the closing of the POAC/Mill Run Transaction, the Company retained its aggregate 40.0% ownership interest in LVH. The Operating Partnership and PRO owned 25.0% and 15.0% membership interests in LVH, respectively. The Company’s ownership interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, was the majority owner and manager of LVH. Contributions, profit and cash distributions were allocated in accordance with each investor’s ownership percentage. The Company accounted for its ownership interest in LVH in accordance with the equity method of accounting.

LVH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in the entity that owns the Livermore Valley Outlet Center and an entity that owns the Livermore Land Parcel. During the period from January 1, 2012 to December, 17, 2012 and for the year ended December 31, 2011, LVH disposed of these interests and on December 17, 2012, LVH was merged into Marco II LP Units, LLC (see Note 4). As a result, the Company’s investment in LVH was zero as of December 31, 2012.

LVH Financial Information

LVH had no operating results through December 31, 2010. The following table represents the unaudited condensed income statement for LVH for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Period January 1, 2012 to December, 17, 2012	For the Year Ended December 31, 2011

Other income, net	669	2
		42,589
Gain on disposition of unconsolidated affiliated entity	149,286	42,589

Net income	$149,955	$42,591

Company's share of net income (40%)	$59,982	$17,036

The following table represents the unaudited condensed balance sheet for LVH as of the dates indicated:

As of
December 31, 2011

Land held for development	$3,776
Investments in unconsolidated affiliated real estate entities	14,176
Marketable securities, available for sale	6,117
Other assets	127
Total assets	$24,196

Other liabilities	$226
Members' capital	23,970
Total liabilities and members' capital	$24,196

1407 Broadway Mezz II, LLC

 As of December 31, 2012, the Company has a 49.0% ownership in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York. During the second quarter of 2011, the Company’s share of cumulative losses resulting from its ownership interest in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero. Since the Company is not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway is zero, the Company has suspended the recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway is greater than zero.

During March 2010, the Company entered a demand grid note to borrow up to $20.0 million from 1407 Broadway. During 2010 the Company received aggregate loan proceeds from 1407 Broadway associated with this demand grid note in the amount of $1.5 million. During 2011, the Company made principal payments of approximately $1.0 million to 1407 Broadway. During the third quarter of 2012, the remaining balance of the loan, approximately $0.4 million, was converted to a distribution which the Company recorded as a liability (included in accounts payable and accrued expenses) in the consolidated balance sheet as of December 31, 2012. As of December 31, 2011, the outstanding principal and interest of approximately $0.5 million was recorded in loans due to affiliates in the consolidated balance sheet.

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal paydown of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the term of the loan by 10 years, to January 12, 2023. Additionally, 1407 Broadway’s members were required to fund an aggregate of $13.5 million into a capital reserve account with the lender.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Total revenue	$36,714	$34,423	$35,360
			27,557
Property operating expenses	28,163	28,440	27,557
Depreciation and amortization	5,725	5,957	6,296
Operating income	2,826	26	1,507

Interest expense and other, net	10,371	3,738	4,703

Net loss	$(7,545)	$(3,712)	$(3,196)

Company's share of net loss (49%)	$-	$(306)	$(1,566)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	December 31, 2012	December 31, 2011

Real estate, at cost (net)	$107,151	$109,275
Intangible assets	441	663
Cash and restricted cash	11,801	10,010
Other assets	15,972	16,653

Total assets	$135,365	$136,601

Mortgage payable	$127,250	$127,250
Other liabilities	19,774	12,581
Member (deficit) capital	(11,659)	(3,230)

Total liabilities and members' capital	$135,365	$136,601

6.	CP Boston Joint Venture

On March 21, 2011, the Company and Lightstone REIT II acquired, through the CP Boston Joint Venture, the CP Boston Property consisting of a 366-room, eight-story, full-service hotel and a 65,000 square foot water park, located in Danvers, Massachusetts from WPH Boston, LLC, an unrelated third party, for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs.

The Company and Lightstone REIT II initially had 80.0% and 20.0% joint venture ownership interests, respectively, in the CP Boston Joint Venture and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash. During the second quarter of 2011, the CP Boston Joint Venture decided to rebrand the hotel property to a DoubleTree Suites by Hilton and incurred a franchise cancellation fee of approximately $1.2 million which is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the CP Boston Joint Venture to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The Company paid approximately $9.1 million in cash and assumed approximately $0.9 million in net liabilities. Approximately $2.4 million was allocated to land, $6.1 million was allocated to building and improvements, and $1.5 million was allocated to furniture and fixtures and other assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The capitalization rate for the CP Boston Property as of the closing of the acquisition was 9.0%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The CP Boston Joint Venture established a TRS which has entered into an operating lease agreement for the CP Boston Property. At closing, the TRS also entered into a management agreement with Sage Client 289, LLC, an unrelated third party, for the management of the CP Boston Property.

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January, 1, 2012, from Lightstone REIT II. As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”), which is included in loans due to affiliates in the consolidated balance sheet as of December 31, 2012. The Lightstone REIT II Note requires monthly payments of interest and during the year ended December 31, 2012, the Company incurred $0.2 million of interest expense on the Lightstone REIT II Note. The difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million. The Company’s interest in the CP Boston Joint Venture is a managing interest. Beginning on March 21, 2011, the Company consolidated the operating results and financial condition of the CP Boston Joint Venture. Additionally, Lightstone REIT II’s 20.0% joint venture ownership interest was accounted for as a noncontrolling interest from the date of initial acquisition through the date the Company acquired the remaining 20.0% joint venture ownership interest.

For the years ended December 31, 2012 and 2011, $12.2 million and $10.9 million of revenue, respectively, and $12.6 million and $9.6 million of property operating expenses, respectively, are included in operating income on the Company’s consolidated statements of operations from the CP Boston Joint Venture since the date of acquisition.

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

	For the Year Ended December 31,
	2011	2010
Pro forma net revenue	$48,784	$48,014
Pro forma net income/(loss)	$5,296	$104,491
Pro forma earnings/(loss) per share	$0.17	$3.29

7. Mortgages Receivable

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, the Rego Park Joint Venture, in which the Company and Lightstone REIT II have 90.0% and 10.0% ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $14.8 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party. The purchase price reflected a discount of approximately $4.7 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash. Beginning on April 12, 2011, the Company has consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest. The Second Mortgage Loan is recorded in mortgages receivable on the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The aforementioned discount is being amortized using the effective interest rate method through maturity. During the years ended December 31, 2012 and 2011, $2.2 million and $1.4 million, respectively, of the discount was amortized into interest income and the remaining unamortized discount was $1.1 million as of December 31, 2012. The carrying amount of the Second Mortgage Loan was $18.4 million and $16.2 million as of December 31, 2012 and 2011, respectively.

Senior Mortgage - Holiday Inn Express Hotel & Suites East Brunswick (the “HI-EB”)

On June 21, 2011, the Company acquired an $8.8 million, senior mortgage note (the “Senior Mortgage”) for approximately $5.6 million from LNR Archetype Real Estate Debt Fund, an unaffiliated third party. The purchase price reflected a discount of approximately $3.2 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The acquisition was funded with cash. The Senior Mortgage is recorded in mortgages receivable on the consolidated balance sheet.

The Senior Mortgage, which was originated by Banc of America in July 2007 with an original principal balance of $9.1 million, is due August 2017 and collateralized by the HI-EB. The Senior Mortgage bears interest at a fixed rate of 6.33% per annum with scheduled monthly principal and interest payments of approximately $56 through maturity. The Senior Mortgage was transferred to special servicing on February 1, 2010 due to a payment default (the Senior Mortgage is in payment default for payments since January 1, 2010). Since the Senior Mortgage is in default, the aforementioned discount is not being amortized.

Since the Senior Mortgage is in default, the borrower is required to transfer any excess cash to the Company on a monthly basis. The Company applies the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal.

Promissory Note - Courtyard by Marriott Parsippany

On October 28, 2011, the Company acquired a $17.9 million Promissory Note for approximately $9.3 million from the “Marriot Seller. The purchase price reflected a discount of approximately $8.6 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.3 million. The acquisition was funded with cash. The Promissory Note was recorded in mortgages receivable on the consolidated balance sheet.

The Promissory Note was collateralized by the Courtyard by Marriott Parsippany and bore interest at a fixed rate of 5.18% per annum with scheduled monthly principal and interest payments of approximately $99 through maturity. Because the Promissory Note was in default, the aforementioned discount was not amortized. On July 30, 2012 the Company completed the foreclosure of the Promissory Note and took title to the Courtyard by Marriott Parsippany (see Note 3).

During the years ended December 31, 2012 and 2011, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $2.2 million and $1.2 million of interest income, respectively from its Mortgages Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.      Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2012	December 31, 2011
Investment property:
Land and improvements	$86,149	$85,685
Building and improvements	241,787	214,097
Furniture and fixtures	7,860	3,459
Construction in progress	36,579	1,688

Gross investment property	372,375	304,929
Less accumulated depreciation	(29,643)	(21,725)
Net investment property	$342,732	$283,204

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2012	December 31, 2011

Accounts payable	$6,889	$554
Accrued Real Estate Taxes	1,096	829
Accrued Interest payable	2,757	795
Fair value of derivative financial instruments	24,340	10,855
Accrued miscellaneuos and other liabilities	8,094	4,538

	$43,176	$17,571

9. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,291	-	128,882
Corporate Bonds and Preferred Equities	43,765	1,924	(317)	45,372
Mortgage Backed Securities ("MBS")	12,238	35	(102)	12,171
Total	$131,601	$55,250	$(421)	$186,430

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$104	$-	$(32)	$72
Marco OP Units and Marco II OP Units	29,222	14,097	-	43,319
Corporate Bonds and Preferred Equities	47,395	-	(6,257)	41,138
Mortgage Backed Securities	18,730	2	(87)	18,645
Total	$95,451	$14,099	$(6,376)	$103,174

Restricted Marketable Securities:

The following is a summary of the Company’s restricted available for sale securities:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marco OP Units	$30,287	$16,969	$-	$47,256
Total	$30,287	$16,969	$-	$47,256

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction (see Note 4) and received 367,778 of Escrowed Marco OP Units, with an adjusted cost basis valued at $30.3 million, and 335,959 Marco OP Units, with an adjusted cost basis valued at $29.2 million. The Escrowed Marco OP Units and the Marco OP Units are classified as restricted marketable securities, available for sale and marketable securities, available for sale, respectively, in our consolidated balance sheet as of December 31, 2011. The Escrowed Marco OP Units were fully released to the Company on March 1, 2012 as no TPA Obligations arose under the POAC/Mill Run Tax Protection Agreements. As of December 31, 2012, the entire 703,737 Marco OP Units that the Company received in connection with the closing of the POAC/Mill Run Transaction are classified as marketable securities, available for sale, in the consolidated balance sheet.

On December 11, 2011 and December 4, 2012, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the 2011 Outlet Centers Transaction and the 2012 Outlet Centers Transaction, respectively, (see Note 4) and as a result received an aggregate 111,505 Marco II OP Units, with an adjusted cost basis valued at $16.1 million. The Marco II OP Units are classified as marketable securities, available for sale in our consolidated balance sheet as of December 31, 2012.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the years ended December 31, 2012, 2011 and 2010 the Company realized $0.3 million, $3.1 million and $0.2 million of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer.  At their respective dates of acquisition, the maturities of the Company’s MBS generally ranged from 27 year to 30 years .

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2012 and 2011, the Company did not recognize any impairment charges. As of December 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.06% as of December 31, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $38.3 million and $20.4 million as of December 31, 2012 and December 31, 2011, respectively and included in Notes Payable on our consolidated balance sheets. Interest expense on the Margin Loan was $0.4 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

Line of Credit

On September 14, 2012, the Company entered into a non revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on September 14, 2013, but may be extended at the option of the Borrower for an additional one year subject to lender’s approval, bears interest at Libor plus 3.00% (3.21% as of December 31, 2012). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

The amount outstanding under this Line of Credit is $25.0 million as of December 31, 2012 and included in Notes Payable on the consolidated balance sheets. Interest expense on the Line of Credit was $0.1 million for the year ended December 31, 2012.

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

The collateral for hedge is the greater of (i) the number of shares hedged times the Simon Stock price or (ii) 150% of the value of the calls sold times 30% less the value of the puts purchased.  The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon Stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put or strike price for any future increases in the dividend declared by Simon Inc. and as of December 31, 2012, the strike price of the calls was adjusted to $108.44 per share.

The hedges are classified as fair value hedges and recorded on the consolidated balance sheet as an asset (in prepaid expenses and other assets) or a liability (in accounts payable and accrued expenses) with changes in the fair value of the hedges reported as a gain or loss in mark to market adjustment on derivative financial instruments within the consolidated statement of operations. As of December 31, 2012 and 2011 the fair value of the hedges resulted in a liability of $24.2 million and $10.9 million, respectively, and the resulting cash collateral requirement (included in restricted escrows on the consolidated balance sheets) was approximately $25.4 million and $8.3 million, respectively. For the years ended December 31, 2012, 2011 and 2010 losses of $13.4 million, $13.9 million and $2.6 million, respectively, were recorded in mark to market adjustment on derivative financial instruments in the consolidated statements of operations.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$85,028	$-	$-	$85,028

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP and OP II Units	-	128,882	-	128,882
Corporate Bonds and Preferred Equities	-	45,372	-	45,372
MBS	-	12,171	-	12,171
Total	$5	$186,425	$-	$186,430

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(24,215)	$-	$(24,215)

	Fair Value Measurement Using
As of December 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$70	$-	$-	$70

Marketable Securities:
Equity Securities, primarily REITs	$72	$-	$-	$72
Marco OP Units	-	43,319	-	43,319
Corporate Bonds and Preferred Equities	-	41,138	-	41,138
MBS	-	18,645	-	18,645
Total	$72	$103,102	$-	$103,174

Restricted Marketable Securities:
Marco OP Units	$-	$47,256	$-	$47,256

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(10,855)	$-	$(10,855)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

10. Assets and Liabilities Disposed of and Discontinued Operations

On July 30, 2012, the Company disposed of Brazos, a retail shopping center located in Lake Jackson, Texas for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.2 million, which was scheduled to mature in December 2012. The Company recognized a gain on disposition of $2.1 million during the year ended December 31, 2012. The operating results of Brazos are classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Brazos are classified as assets disposed of in the consolidated balance sheets for all periods presented.

During 2010, the Company disposed of three of the five apartment communities (of which one was located in Tampa, Florida, one was located in Charlotte, North Carolina and one was located in Greensboro, North Carolina) within its Camden Multi Family Properties through foreclosure transactions. The debt associated with these three properties of $51.5 million was extinguished and the obligations were satisfied with the transfer of the applicable properties’ assets and working capital and the Company no longer has any ownership interests in these three properties. The operating results of these three properties through their respective dates of disposition have been classified as discontinued operations on a historical basis for all periods presented. These transactions resulted in an aggregate gain on debt extinguishment of $19.9 million, which is included in discontinued operations for the year ended December 31, 2010.

The following summary presents the operating results of Brazos and the three foreclosed properties included in discontinued operations in the consolidated statements of operations for the periods indicated.

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$454	$1,001	$4,075

Expenses:
Property operating expense	61	96	1,786
Real estate taxes	60	142	476
Impairment loss on long-lived assets	-	-	300
General and administrative costs	-	-	97
Depreciation and amortization	121	267	630
Total operating expenses	242	505	3,289

Operating income	212	496	786

Other income	-	-	210
Interest income	-	-	1
Interest expense	(256)	(461)	(1,805)
Gain on disposition of real estate	2,098	-	-
Gain on debt extinguishment	-	-	19,903

Net income from discontinued operations	$2,054	$35	$19,095

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2012	Maturity Date	Amount Due at Maturity	December 31, 2012	December 31, 2011

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$40,065	$40,539

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,182	27,500

Gulf Coast Industrial Portfolio	5.83%	5.83%	Due on demand	52,711	52,711	53,025

Houston Extended Stay Hotels (Two Individual Loans)	LIBOR + 4.50%	4.72%	June 2013	6,622	6,884	7,409

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,118	27,492

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,256	25,658

2nd Street Project	LIBOR + 1.00%	-	N/A	-	-	13,500

2nd Street Project	LIBOR + 3.50%	3.75%	September 2016	13,500	13,500	-

Crowe’s Crossing	5.44%	5.44%	September 2015	5,688	5,917	5,993

DePaul Plaza	6.48%	-	N/A	-	-	11,818

DePaul Plaza	LIBOR + 3.00%	3.88%	September 2017	11,146	12,000	-

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,851	5,000

Total mortgages payable		5.47%		$207,889	$215,484	$217,934

LIBOR as of December 31, 2012 and 2011 was 0.21% and 0.30%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loan which is 35.0% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2012:

2013	2014	2015	2016	2017	Thereafter	Total

$61,572	$28,562	$11,997	$76,460	$36,893	$-	$215,484

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $9.4 million and $7.7 million were held in restricted escrow accounts as of December 31, 2012 and 2011, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $7.0 million and $13.5 million of cash collateral required for the 2nd street project mortgage loan was held in restricted escrows as of December 31, 2012 and 2011. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the acquisition of the Houston Extended Stay Hotels, the Houston Partnership along with ESD #5051 - Houston - Sugar Land, LLC and ESD #5050 - Houston - Katy Freeway, LLC, its wholly owned subsidiaries (the “Houston Borrowers”) secured a mortgage loan from Bank of America, N.A. in the principal amount of $12.85 million which was initially scheduled to mature on April 16, 2010. During April 2010, the mortgage loan was amended and extended to mature on April 16, 2011. In connection with the amendment and extension of the mortgage loan, the Company made a lump sum principal payment of $0.5 million. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $44. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under will be due on April 16, 2011. The amended mortgage loan is secured by the Houston Extended Stay Hotels and 35% of the obligation is guaranteed by the Company. In addition, the Company has entered into an interest rate cap agreement to cap the British Bankers Association Daily Rate at 1% through the maturity of the amended mortgage loan. In April 2011, the lender extended the maturity date of the amended mortgage loan by 30 days to May 16, 2011 and in May 2011 another 30 days to June 16, 2011.  In June 2011 the loan was amended and extended to mature June 16, 2012.  As part of the June 2011 amendment, the Company made a lump sum principal payment of $1.0 million in July 2011. The amended mortgage loan bears interest on a daily basis expressed as a floating rate equal to the lesser of (i) the maximum non-usurious rate of interest allowed by applicable law or (ii) the British Bankers Association Libor Daily Floating Rate plus 450 basis points (4.50%) per annum rate and requires monthly installments of interest plus a principal payment of $44. The remaining principal balance, together with all accrued and unpaid interest and all other amounts payable there under was due on June 16, 2012.  As part of the amendment the Company, may request either one or two, one year extensions of the loan.  The request must be made thirty to ninety days before the loans maturity and the lender is required to grant the extension as long as the loan is not in default. During the second quarter of 2012 the Company requested and the lender granted the first one year extension of the loan until June 16, 2013.

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

On September 28, 2012, 50-01 2nd Street Associates, LLC (the “2nd Street Owner”), a wholly owned subsidiary of 50-01 2nd Street Associates Holdings LLC (the “2nd Street JV”), a joint venture between the Operating Partnership and the Sponsor, entered into a construction loan (the “Construction Loan”) with CIBC, Inc. (“CIBC”) providing for up to $51.0 million of financings for a residential project (the “2nd Street Project”). At closing, $13.5 million of proceeds were advanced under the Construction Loan and used to repay in full an interim loan (the “Interim Loan”) from CIBC which was previously obtained in August 2011 in connection with the acquisition of the land on which the 2nd Street Project is being constructed. As of December 31, 2012, the remaining amount available under the Construction Loan was $37.5 million and future draws will be used to fund the development and construction of the 2nd Street Project.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Construction Loan bears interest at a floating rate of LIBOR plus 3.50% and matures on September 30, 2016. The maturity of the Construction Loan may be extended for one additional year at the Company’s option. The Construction Loan provides for a commitment fee equal to 2% of its unused capacity and an administrative fee of $3 per month. Additionally, the 2nd Street JV entered into an interest rate cap agreement to cap the LIBOR rate at 2.00% through September 30, 2016 at a cost of approximately $0.3 million. The Construction Loan is collateralized by the 2nd Street Project and $7.0 million of cash held in escrow (included in restricted escrows on our consolidated balance sheet as of December 31, 2012) and is guaranteed by the Company and the Sponsor.  In addition, the 2nd Street Owner incurred approximately $2.2 million in deferred financing costs associated with the 2nd Street Project through December 31, 2012.

For the mortgage payable related to Crowe’s Crossing, the mortgage loan has a term of 5 years, bears interest at a rate of 5.44%, and requires monthly interest and principal payments of $34 through its stated maturity. The mortgage loan will mature on September 11, 2015, at which time a balloon payment of approximately $5.7 million will be due to the lender, assuming no principal prepayments.

In connection with its acquisition of DePaul Plaza on November 22, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of $11.8 million. On September 27, 2012 the Company entered into a new three-year mortgage loan with an initial principal amount of $12.0 million, which provides for additional advances up to $1.0 million for payment of certain leasing related costs, and bears interest at a rate of LIBOR plus 3.00%. Approximately $11.6 million of the proceeds from the new mortgage loan were used to repay the existing mortgage loan in full. The new mortgage loan will mature on September 27, 2017, at which time a balloon payment of approximately $11.1 million will be due to the lender, assuming no principal prepayments or additional advances Additionally, the Company entered into an interest rate swap agreement to hedge the variability of LIBOR for $12.0 million, expiring on September 27, 2017, with a fixed interest rate of 0.9%. As of December 31, 2012, the fair value of the swap of approximately $0.1 million is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company did not meet certain debt service coverage ratios on the debt associated with its Gulf Coast Industrial Portfolio for two quarters in 2010 and all of 2011 and 2012. The Company currently is in compliance with all of its other debt covenants.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011 until such time as the required coverage ratios are met for two successive quarters.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2012.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

12. Distributions Payable

On November 9, 2012, the Board declared a distribution for the three-month period ending December 31, 2012 of $5.3 million. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2012 distribution was paid in full on January 15, 2013 using a combination of cash ($3.6 million) and shares ($1.7 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $10.12 per share.

On November 11, 2011, the Board declared a distribution for the three-month period ending December 31, 2011. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2011 distribution was paid in full on January 13, 2012 using a combination of cash ($3.7 million) and shares ($1.8 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2012 and 2011, the Company had no outstanding preferred shares.

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

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s distribution reinvestment program (“DRIP”). Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2012, options to purchase 54,000 shares of stock were outstanding, 36,000 were fully vested. The options have exercise prices between $9.80 per share and $10.65 per share with a weighted average exercise price of $10.08 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2012, 2011 and 2010 Through December 31, 2012, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan were initially fixed at $10 per share until the termination of the Company’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years from the date of grant. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

14. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests and (iii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units, Series A Preferred Units and Common Units. The noncontrolling interests in consolidated subsidiaries include or included ownership interests in PRO (see below), the CP Boston Joint Venture (see Note 6), the Rego Park Joint Venture (see Note 7) and the 2nd Street Joint Venture (see below).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Distributions

During the years ended December 31, 2012, 2011 and 2010, the Company paid distributions to noncontrolling interests of $15.1 million, $9.6 million and $20.6 million, respectively. The 2012, 2011 and 2010 distributions to noncontrolling interests include distributions of approximately $6.5 million, $2.3 million and $14.1 million, respectively, as discussed in the Noncontrolling Interest of Subsidiary within the Operating Partnerships section below. As of December 31, 2012 and 2011, the total distributions declared and not paid to noncontrolling interests was $1.7 million (paid on January 15, 2013) and $1.7 million (paid on January 13, 2012), respectively.

Noncontrolling Interest of Subsidiary within the Operating Partnership

On August 25, 2009, the Operating Partnership acquired an additional 15.0% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor charged an acquisition fee equal to 2.75% of the acquisition price, which was approximately $6.9 million ($5.6 million related POAC and $1.3 million related to Mill Run). On August 25, 2009, the Operating Partnership contributed its investments of the 15.0% membership interest in POAC and the 14.26% membership interest in Mill Run to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 cash for a 0.01% non- managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of a cash payment of $6.9 million for the acquisition fee, a 19.17% profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of PRO, the 19.17% profit membership interest would not receive any distributions until the Operating Partnership and the Company receive distributions equivalent to their capital contributions of approximately $29.0 million, then the 19.17% profit membership interest shall receive distributions of $6.9 million. Any remaining distributions shall be split between the three members in proportion to their profit interests.

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

With respect to the net cash proceeds received from the closing of the 2011 Outlet Centers Transaction on December 9, 2011, PRO’s portion was approximately $11.8 million. Pursuant to its operating agreement, distributions of approximately $9.5 million and approximately $2.3 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignment), respectively, during the fourth quarter of 2011.

With respect to the net cash proceeds received from the closing of the 2012 Outlet Centers Transaction’s Final Agreement on December 4, 2012, PRO’s portion was approximately $33.7 million. Pursuant to its operating agreement, distributions of approximately $27.2 million and approximately $6.5 million were made to the Operating Partnership and to the noncontrolling interest (David Lichtenstein as a result of the above discussed assignment), respectively, during the year ended December 31, 2012.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor had a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership can put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer 15.0% of its membership interest to the Sponsor effective upon obtaining the Construction Loan (see Note 11 for additional information) for the 2nd Street Project. On September 28, 2012, the Construction Loan closed and the Sponsor reimbursed the Operating Partnership approximately $4.1 million. As of December 31, 2012, the Operating Partnership’s total capital contributions were $18.7 million and the Operating Partnership owned a 60% managing membership interest in the 2nd Street JV and the Sponsor owned a 40% non managing membership interest.  As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

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

Accrued interest related to these loans totaled $2.2 million and $2.0 million at December 31, 2012 and 2011, and are included in interest receivable from related parties in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Fees	Amount

Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property. The acquisition fee and expenses for any particular property, including amounts payable to affiliates, will not exceed, in the aggregate 5% of the gross contractual purchase price (including mortgage assumed) of the property.

Property Management - Residential/Retail/ Hospitality	The Property Manager is paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company pays the Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management - Office/Industrial	The Property Manager is paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

During both of the years ended December 31, 2012 and 2011, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP units and are part of noncontrolling interests. Since inception through December 31, 2012, cumulative distributions declared were $10.8 million, of which $10.3 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2012, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Acquisition fees	$1,177	$1,929	$279
Asset management fees	2,366	1,995	4,521
Property management fees	1,458	1,327	1,475
Acquisition expenses reimbursed to Advisor	-	242	1
Development fees and leasing commissions	545	650	267
Total	$5,546	$6,143	$6,543

See Notes 4, 5, and 14 for other related party transactions.

As of December 31, 2012 and 2011, the Company owed the Sponsor $1.0 million and $0.8 million, respectively related to asset management fees for the quarters ended December 31, 2012 and 2011, respectively.

16. Impairment of Long-Lived Assets

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

The impairment of long-lived assets of $1.1 million during the year ended December 31, 2010 primarily consists of an impairment charge of $1.2 million within our Retail Segment recorded in connection with the transfer of our St. Augustine Outlet Center from held for sale to held and used during the second quarter of 2010. An adjustment of $1.2 million was recorded to bring the St. Augustine Outlet Center’s assets balance to the lower of its carrying value net of any depreciation (amortization) expense that would have been recognized had the assets been continuously classified as held and used or the fair value on June 28, 2010. See Note 10 for additional information related to discontinued operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

17. Future Minimum Rentals

As of December 31, 2012, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$13,703	$12,376	$9,220	$7,556	$6,161	$9,631	$58,647

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations.

18. Segment Information

The Company currently operates in four business segments as of December 31, 2012: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2012, 2011 and 2010 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2012, 2011 and 2010. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude Brazos and three multi-family residential properties due to their classification as discontinued operations (see Note 2). Prior to their classification as discontinued operations, the results of operations of three properties were within the Multi-Family Segment and Brazos was previously included in the Company’s Retail Segment.

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2012
	Retail	Multi-Family Residential	Industrial	Hotel Hospitality	Unallocated	Total

Total revenues	$14,239	$12,680	$7,214	$18,478	$-	$52,611

Property operating expenses	3,850	5,400	2,250	16,107	(36)	27,571
Real estate taxes	1,434	1,280	659	716	-	4,089
General and administrative costs	66	194	326	242	7,113	7,941

Net operating income/(loss)	8,889	5,806	3,979	1,413	(7,077)	13,010

Depreciation and amortization	5,185	1,669	1,876	1,135	-	9,865

Operating income/(loss)	$3,704	$4,137	$2,103	$278	$(7,077)	$3,145

Total purchase of investment property	$299	$17,358	$(105)	$19,908	$15,766	$53,226

As of December 31, 2012:
Total Assets	$127,043	$68,593	$61,628	$78,205	$384,171	$719,640

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Year Ended December 31, 2011
	Retail	Multi Family Residential	Industrial	Hotel Hospitality	Unallocated	Total

Total revenues	$11,026	$12,178	$7,017	$14,149	$-	$44,370

Property operating expenses	2,976	5,317	2,179	11,441	94	22,007
Real estate taxes	920	1,339	836	415	191	3,701
General and administrative costs	(87)	253	11	324	8,870	9,371

Net operating income/(loss)	7,217	5,269	3,991	1,969	(9,155)	9,291

Franchise cancellation expense	-	-	-	1,235	-	1,235
Depreciation and amortization	3,513	1,586	2,175	808	-	8,082
Impairment of long lived assets	-	-	8,319	-	-	8,319

Operating income/(loss)	$3,704	$3,683	$(6,503)	$(74)	$(9,155)	$(8,345)

Total purchases of investment property	$28,335	$4,182	$1,525	$10,887	$19,790	$64,719

As of December 31, 2011:
Total Assets	$134,952	$66,702	$61,721	$31,229	$269,752	$564,356

	For the Year Ended December 31, 2010
	Retail	Multi Family Residential	Industrial	Hotel Hospitality	Unallocated	Total

Total revenues	$9,891	$11,592	$6,960	$2,952	$-	$31,395

Property operating expenses	2,823	5,289	2,319	1,611	-	12,042
Real estate taxes	903	1,278	836	223	-	3,240
General and administrative costs	155	249	32	7	8,420	8,863

Net operating income (loss)	6,010	4,776	3,773	1,111	(8,420)	7,250

Depreciation and amortization	2,038	1,515	2,219	507	-	6,279
Impairment of long lived assets	1,194	-	(70)	-	-	1,124

Operating income/(loss)	$2,778	$3,261	$1,624	$604	$(8,420)	$(153)

Total purchases of investment property	$9,058	$580	$868	$132	$-	$10,638

As of December 31, 2010:
Total Assets	$108,964	$63,100	$70,725	$17,839	$256,830	$517,458

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated (The data presented below excludes Brazos due to its classification as discontinued operations (see Note 2):

	2012
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$52,611	$13,694	$13,355	$13,289	$12,273

Net income/(loss) from continuing operation	117,892	87,229	9,142	(3,278)	24,799
Net income/(loss) from discontinued operations	2,054	-	2,019	27	8
Net income/(loss)	119,946	87,229	11,161	(3,251)	24,807

Less income attributable to noncontrolling interest	(11,625)	(8,168)	(600)	(153)	(2,704)
Net income/(loss) applicable to Company's common shares	108,321	79,061	10,561	(3,404)	22,103

Basic and diluted net income/(loss) per Company's share:
Continuing operations	3.55	2.63	0.28	(0.11)	0.75
Discontinued operations	0.07	-	0.07	-	-
Net income/(loss) per common share, basic and diluted	$3.62	$2.63	$0.35	$(0.11)	$0.75

	2011
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$44,370	$12,026	$11,918	$12,134	$8,292

Net income/(loss) from continuing operation	8,074	8,716	7,974	(4,803)	(3,813)
Net income from discontinued operations	35	11	4	7	13
Net income/(loss)	8,109	8,727	7,978	(4,796)	(3,800)
	-		-	-	-
Less income/(loss) attributable to noncontrolling interest	(2,509)	(2,377)	(485)	217	136
Net income/(loss) applicable to Company's common shares	5,600	6,350	7,493	(4,579)	(3,664)
	-		-	-	-
Basic and diluted net income/(loss) per Company's share:
Continuing operations	0.18	0.20	0.24	(0.14)	(0.12)
Discontinued operations	-	-	-	-	-
Net income/(loss) per common share, basic and diluted	$0.18	$0.20	$0.24	$(0.14)	$(0.12)

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court.  Sublessor filed a Notice of Appeal on June 7, 2012 Kamber filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days.  Manager rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court.  If necessary, Manager will seek an order confirming the continued Yellowstone injunction.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only approximately $164 (plus interest) in potential damages.  The plaintiff appealed this decision and we have cross-appealed arguing that the case should have been dismissed in full.  We continue to believe these claims to be without merit and will defend the case vigorously.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to any of the aforementioned legal proceedings is remote. No provision for loss has been recorded in connection therewith.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

POAC/Mill Run Tax Protection Agreements

In connection with the contribution of the Mill Run Interest and the POAC Interest, our Operating Partnership entered into the POAC/Mill Run Tax Protection Agreements with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to the Mill Run Properties, and AR Prime and JT Prime, with respect to the POAC Properties, from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of December 31, 2012.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the closing of the 2011 Outlet Centers Transaction and the 2012 Outlet Centers Transaction (collectively, the “Outlet Centers Transactions”), the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor’s Affiliates (collectively, the “Outlet Centers Parties”) entered into tax matters agreements with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transactions until at the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run and Outlet Centers Transactions, the LVP Parties have provided Loan Collection Guaranties with respect to the draws under revolving credit facilities made in connection with the closing of the POAC/Mill Run and Outlet Centers Transactions. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amount outstanding under the revolving credit facilities has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facilities after exhausting other remedies.

21. Subsequent Events

Distribution Declaration

On March 22, 2013, the Company declared a distribution for the three-month period ending March 31, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2013 to shareholders of record as of March 31, 2013. The shareholders have an option to elect the receipt of shares under our Distributions Reinvestment Program.

Acquisition of Holiday Inn Express Hotel & Suites, Auburn, AL (the “HI Auburn”)

On January 18, 2013 the Company acquired the HI Auburn from Inkbridge Acquisitions, LLC, an unrelated third party, for an aggregate purchase price of approximately $5.7 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with cash.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2012

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

St. Augustine Outlet Center St Augustine, FL	$25,256	$11,206	$42,103	$1,571	$10,906	$43,974	$54,880	$(4,880)	3/29/2006 & 10/2/2007	(D)

Southeastern Michigan Multi-Family Properties Southeastern, Michigan	40,065	8,051	34,298	1,585	8,340	35,594	43,934	(6,218)	6/29/2006	(D)

Oakview Plaza Omaha, Nebraska	27,182	6,706	25,463	1,776	7,399	26,546	33,945	(4,524)	12/21/2006	(D)

Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	52,711	12,767	51,649	(8,353)	12,796	43,267	56,063	(6,621)	2/1/2007	(D)

Houston Extended Stay Hotels Houston, Texas	6,884	1,901	14,360	1,851	1,939	16,173	18,112	(2,074)	10/17/2007	(D)

Sarasota Sarasota, Florida	-	2,000	11,292	(4,733)	2,000	6,559	8,559	(649)	11/15/2007	(D)

Camden Multi-Family Properties Tampa, Florida, Charlotte, North Carolina, and Greensboro, North Carolina	27,118	7,030	28,124	(13,370)	4,569	17,215	21,784	(1,661)	11/16/2007	(D)

Everson Pointe Snellville, Georgia	4,851	2,492	5,495	39	3,271	4,755	8,026	(391)	12/17/2010	(D)

Crowne Plaza Boston Hotel Boston, Massachusetts	-	2,400	6,090	-	2,400	6,090	8,490	(273)	3/21/2011	(D)

50-01 2nd St Long Island City, New York	13,500	19,296	-	-	19,296	-	19,296	-	8/18/2011	(D)

Crowes Crossing Shopping Center Stone Mountain, Georgia	5,917	1,675	5,121	229	1,675	5,350	7,025	(283)	10/19/2011	(D)

Marriott Courtyard Parsippany Parsippany, New Jersey	-	2,193	10,009	19	2,212	10,009	12,221	(107)	10/28/2011	(D)

Plaza at DePaul Bridgeton, Missouri	12,000	6,050	12,424	(932)	6,047	11,495	17,542	(470)	11/22/2011	(D)

Marriott Courtyard Willoughby Willoughby, Ohio	-	825	6,350	-	825	6,350	7,175	(13)	12/3/2012	(D)

Marriott Fairfield Inn Des Moines Des Moines, Iowa	-	1,242	3,433	-	1,242	3,433	4,675	(7)	12/3/2012	(D)

Marriott Springhill Suites Des Moines Des Moines, Iowa	-	1,232	4,977	-	1,232	4,977	6,209	(11)	12/3/2012	(D)

Total	$215,484	$87,066	$261,188	$(20,318)	$86,149	$241,787	$327,936	$(28,182)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2012	2011	2010

Balance at beginning of year	$299,782	$252,891	$249,682
Purchases of investment properties	30,273	55,086	7,988
Improvements	(967)	2,277	5,089
Disposals	(1,152)	(133)	(600)
Reclassifications	-	(2,020)	(4,113)
Impact of asset impairment - continuing operating properties	-	(8,319)	(5,155)

Balance at end of year	$327,936	$299,782	$252,891

(C) Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2012	2011	2010

Balance at beginning of year	$20,889	$16,505	$15,840
Depreciation expense	7,646	6,604	5,378
Impact of asset impairment - continuing operating properties	-	(2,020)	(4,113)
Disposals	(353)	(200)	(600)
Balance at end of year	$28,182	$20,889	$16,505

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2012. The table and schedules have been recast as necessary to exclude properties that the Company has disposed of.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2012, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2013 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	52	Chief Executive Officer, President and Chairman of the Board of Directors	2013	2004
Edwin J. Glickman	80	Director	2013	2005
George R. Whittemore	63	Director	2013	2006
Shawn R. Tominus	53	Director	2013	2006
Bruno de Vinck	67	Chief Operating Officer, Senior Vice President, Secretary and Director	2013	2005

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

Executive Officers:

The following table presents certain information as of March 15, 2013 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	52	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	67	Chief Operating Officer, Senior Vice President, Secretary and Director
Peyton Owen	55	President
Joseph Teichman	39	General Counsel
Donna Brandin	56	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

Peyton Owen is our President and also serves as President and Chief Operating Officer of Lightstone II. Mr. Owen served as the President and Chief Operating of the The Lightstone Group through December 2012. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc.’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Owen is no longer affiliated with Extended Stay.

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

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and treasurer of Lightstone Value Plus Real Estate Investment Trust II, Inc. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2012.

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at http://www.lightstonecapitalmarkets.com/lightstone-other.html or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.lightstonecapitalmarkets.com/lightstone-other.html.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2013 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.07%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	6,561	0.02%
Peyton Owen	-	-
Joseph Teichman	-	-
Donna Brandin	-	-
Our directors and executive officers as a group (8 persons)	26,561	0.09%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan were at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2012, options to purchase 54,000 shares of stock were outstanding, 36,000 were fully vested,. The options have exercise prices between $9.80 per share and $10.65 per share with a weighted average exercise price of $10.08 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2012, 2011 and 2010

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2012:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	54,000	$10.08	21,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	54,000	$10.08	21,000

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

Property Manager

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Property management fees	$1,458	$1,327	$1,475
Development fees and leasing commissions	545	650	267
Total	$2,003	$1,977	$1,742

Advisor

We agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Acquisition fees	$1,177	$1,929	$279
Asset management fees	2,366	1,995	4,521
Acquisition expenses reimbursed to Advisor	-	242	1
Total	$3,543	$4,166	$4,801

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the offering of our common stock. As of December 31, 2012, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

On March 11, 2013, the Joint Venture completed a restructuring of its outstanding non-recourse mortgage note payable with Swedbank AB. In connection with the restructuring, the Joint Venture made a principal paydown of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the term of the loan by 10 years, to January 12, 2023. Additionally, the Joint Venture’s members were required to fund an aggregate of $13.5 million into a capital reserve account with the lender.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2012 and 2011 by the Company’s principal accounting firms:

(in thousands)	2012	2011

Audit Fees (a)	361	328
Audit-Related Fees (b)	4	-
Tax Fees (c)	179	-
All Other Fees (d)	-	-

Total Fees	$544	$328

a)	Fees for audit services in 2012 and 2011 consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement and consents.

(b)	Fees for audit related services related to audits of entities that the Company has acquired or proposed to acquire.

(c)	Fees for tax services.

(d)	There were no other fees.

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

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2012.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2012.

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
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association
10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

EXHIBIT NO.	DESCRIPTION
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46 #	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.
10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.
10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).
10.50###	Consolidated Financial Statements for 1407 Broadway Mezz II, LLC and Subsidiaries as of December 31, 2007.
10.51####	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52###	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53####	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54####	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55####	First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LLC

EXHIBIT NO.	DESCRIPTION
10.56####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.
10.62 (1)	Contribution Agreement, dated as of December 8, 2009, by and among Simon Property Group Inc, Simon Property Group, L.P, Marco Capital Acquisition, LLC, Lightstone Value Plus REIT, LP, Pro-DFJV Holdings LLC, Lightstone Holdings, LLC, Lightstone Prime, LLC, BRM, LLC, Lightstone Real Property Ventures Limited Liability Company, PR Lightstone Manager, LLC, Prime Outlets Acquisition Company LLC, and Lightstone Value Plus Real Estate Investment Trust, Inc.
10.63 (1)	Amendment No. 1 to the Contribution Agreement, dated as of May 13, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.64 (1)	Amendment No. 2 to the Contribution Agreement, dated as of June 28, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.65 (1)	Amendment No. 3 to the Contribution Agreement, dated as of August 30, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007
+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007
#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.
###	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007.
####	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Quarterly Report on Form 10-Q For The Quarter Ended June 30, 2008.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K/A For The Fiscal Year Ended December 31, 2009.
142

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 29, 2013	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 29, 2013
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 29, 2013
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Bruno de Vinck	Director	March 29, 2013
Bruno de Vinck

/s/ Shawn R. Tominus	Director	March 29, 2013
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	March 29, 2013
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 29, 2013
George R. Whittemore

