Form 10-Q
period 2013-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2013-05-13
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐  No ☑

As of May 7, 2013, there were approximately 30.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)
Assets

Investment property at cost	$392,808	$372,375
Less accumulated depreciation	(31,959)	(29,643)
	360,849	342,732
Investments in unconsolidated affiliated real estate entities	9,104	-
Cash and cash equivalents	55,593	98,805
Marketable securities, available for sale	182,707	186,430
Restricted escrows	43,684	44,639
Tenant accounts receivable (net of allowance for doubtful accounts of $497 and $296, respectively)	2,703	2,715
Mortgages receivable	24,469	23,876
Intangible assets, net	3,580	3,794
Interest receivable from related parties	1,358	2,230
Prepaid expenses and other assets	19,525	14,419
Total Assets	$703,572	$719,640

Liabilities and Stockholders' Equity
Mortgages payable	$221,293	$215,484
Notes payable	47,913	63,293
Accounts payable, accrued expenses and other liabilities	44,209	43,176
Due to sponsor	812	1,021
Loans due to affiliates	2,340	2,340
Tenant allowances and deposits payable	1,398	1,435
Distributions payable	5,202	5,305
Deferred rental income	875	878
Acquired below market lease intangibles, net	1,482	1,552
Total Liabilities	325,524	334,484

Commitments and contingencies (See Note 13)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 60,000 shares authorized, 30,072 and 30,049 shares issued and outstanding, respectively	301	300
Additional paid-in-capital	266,511	266,115
Accumulated other comprehensive income	51,762	50,207
Accumulated surplus	20,655	27,877
Total Company's stockholders' equity	339,229	344,499

Noncontrolling interests	38,819	40,657

Total Stockholders' Equity	378,048	385,156

Total Liabilities and Stockholders' Equity	$703,572	$719,640

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income	$12,419	$8,524
Tenant recovery income	1,347	1,345
Other service income	2,373	2,404

Total revenues	16,139	12,273

Expenses:
Property operating expenses	9,268	6,069
Real estate taxes	1,214	1,074
General and administrative costs	2,224	1,650
Depreciation and amortization	2,682	2,070

Total operating expenses	15,388	10,863

Operating income	751	1,410

Other income, net	246	348
Mark to market adjustment on derivative financial instruments	(1,499)	(7,654)
Interest income	3,549	3,659
Interest expense	(3,927)	(3,252)
Gain/(loss) on sale of marketable securities (includes $6 and ($5), respectively, accumulated other comprehensive income reclassifications)	11	(82)
Gain on disposition of unconsolidated affiliated real estate entities	1,200	30,287
(Loss)/income from investments in unconsolidated affiliated real estate entities	(2,086)	83

Net (loss)/income from continuing operations	(1,755)	24,799

Net income from discontinued operations	-	8

Net (loss)/income	(1,755)	24,807

Less: net income attributable to noncontrolling interests	(263)	(2,704)

Net (loss)/income attributable to Company's common shares	$(2,018)	$22,103

Basic and diluted net (loss)/income per Company's common share:
Continuing operations	$(0.07)	$0.74
Discontinued operations	-	-

Net (loss)/income per Company’s common share, basic and diluted	$(0.07)	$0.74

Weighted average number of common shares outstanding, basic and diluted	30,122	29,849

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months March 31,
	2013	2012

Net (loss)/income	$(1,755)	$24,807

Other comprehensive income:
Unrealized gain on available for sale securities	1,614	16,153
Reclassification adjustment for (loss)/gains included in net (loss)/income	(6)	5

Other comprehensive income	1,608	16,158

Comprehensive (loss)/income	(147)	40,965

Less: Comprehensive income attributable to noncontrolling interests	(316)	(2,969)

Comprehensive (loss)/income attributable to Company's common shares	$(463)	$37,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares		Additional Paid-In	Accumulated Other		Total Noncontrolling
	Number of Shares	Amount	Capital	Comprehensive Income	Accumulated Surplus	Interests	Total Equity
BALANCE, December 31, 2012	30,049	$300	$266,115	$50,207	$27,877	$40,657	$385,156

Net loss	-	-	-	-	(2,018)	263	(1,755)
Other comprehensive income	-	-	-	1,555	-	53	1,608

Distributions declared	-	-	-	-	(5,204)	-	(5,204)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,157)	(2,157)
Contributions received from noncontrolling interests	-	-	-	-	-	3	3
Redemption and cancellation of shares	(142)	(1)	(1,273)	-	-	-	(1,274)
Shares issued from distribution reinvestment program	165	2	1,669	-	-	-	1,671

BALANCE, March 31, 2013	30,072	$301	$266,511	$51,762	$20,655	$38,819	$378,048

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,755)	$24,807
Less net income – discontinued operations	-	8
Net (loss)/income – continuing operations	(1,755)	24,799
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,682	2,070
Mark to market adjustment on derivative financial instruments	1,499	7,654
Loss/(gain) on sale of marketable securities	(11)	82
Gain on disposition of unconsolidated affiliated real estate entities	(1,200)	(30,287)

Loss/(income) from investments in unconsolidated affiliated real estate entities	2,086	(83)
Other non-cash adjustments	(665)	(369)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	999	760
Increase in tenant and other accounts receivable	-	57
Increase in tenant allowance and security deposits payable	139	94
(Decrease)/increase in accounts payable and accrued expenses	(1,365)	950
Decrease in due to Sponsor	(209)	(673)
Decrease in deferred rental income	(3)	(3)
Net cash provided by operating activities – continuing operations	2,197	5,051
Net cash provided by operating activities – discontinued operations	-	209
Net cash provided by operating activities	2,197	5,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(27,968)	(3,628)
Purchase of noncontrolling interest in a subsidiary	-	(560)
Contributions to investment in unconsolidated affiliated real estate entities	(11,623)	(39)
Collections on mortgage receivable	32	28
Proceeds from sale of marketable securities	5,342	1,189
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	1,200	-
Distribution from investments in unconsolidated affiliates	-	27
Deposit for purchase of real estate, net	(500)	1,990
Release/(funding) of restricted escrows	4,793	(10,188)
Net cash used in investing activities – continuing operations	(28,724)	(11,181)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(28,724)	(11,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(631)	(686)
Payment of loan fees and expenses	(50)	-
Redemption and cancellation of common stock	(1,274)	(1,166)
Proceeds from mortgage financing	6,440	-
Net payments on notes payable	(15,380)	(2,060)
Contributions received from noncontrolling interests	3	157
Distributions paid to noncontrolling interests	(2,157)	(2,063)
Distributions paid to Company's common stockholders	(3,636)	(3,731)
Net cash used in financing activities – continuing operations	(16,685)	(9,549)
Net cash used in financing activities – discontinued operations	-	(79)
Net cash used in financing activities	(16,685)	(9,628)

Net change in cash and cash equivalents	(43,212)	(15,549)
Cash and cash equivalents, beginning of period	98,805	31,525
Cash and cash equivalents, end of period	$55,593	$15,976

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,305	3,102
Distributions declared	$5,204	5,212
Value of shares issued from distribution reinvestment program	$1,671	1,827
Issuance of note payable in exchange for remaining interest in CP Boston Joint Venture	$-	2,400
Non-cash purchase of investment property (included in AP)	$5,718	-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.3% interest as of March 31, 2013.

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

As of March 31, 2013, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 8 hotel hospitality properties containing a total of 1,178 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of March 31, 2013, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84.4%, 83.0%, 95.5% and 81.0% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $51.43 and occupancy was 59.1%, respectively for the three months ended March 31, 2013.

On July 30, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos”), a retailing sho.pping center located in Lake Jackson, Texas. The operating results of Brazos through its date of disposition have been classified as discontinued operations in the consolidated statements of operations.

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests and (iii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units, Series A Preferred Units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), LVP Rego Park, LLC (the “Rego Park Joint Venture”) and 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”).

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The consolidated balance sheet as of December 31, 2012 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

The Company has determined that no new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the financial statements.

3.	Gain on Disposition of Unconsolidated Affiliated Real Estate Entities

During the first quarter of 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in Grand Prairie Holdings LLC (“GPH”) resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations. See Note 13 for additional information.

During the first quarter of 2012, certain equity interests received as part of the consideration in connection with the 2010 disposition of the Company’s ownership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run LLC (“Mill Run”) were released from escrow because of the satisfaction of certain conditions and the Company recognized a previously deferred gain of $30.3 million in its consolidated statements of operations.

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	March 31, 2013	December 31, 2012
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$9,104	$-
Total investments in unconsolidated affiliated real estate entities			$9,104	$-

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1407 Broadway

The Company has a 49.0% ownership in 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, New York. During the second quarter of 2011, the Company’s share of cumulative losses resulting from its ownership interest in 1407 Broadway brought the carrying value of its investment in 1407 Broadway to zero. Since the Company was not obligated to fund 1407 Broadway’s deficits and the balance of the Company’s investment in 1407 Broadway was zero, the Company suspended the recording of its portion of equity losses or earnings from 1407 Broadway until such time as the Company’s investment in 1407 Broadway was greater than zero.

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the first quarter of 2013, 1407 Broadway’s members made capital contributions aggregating $15.5 million, of which $13.5 million was placed into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $11.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the first quarter of 2013 include (i) recording previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.1 million of earnings representing its pro rata share of 1407 Broadway’s net income during the 1st quarter of 2013.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended March 31,
	2013	2012

Total revenue	$9,687	$9,019

Property operating expenses	7,226	6,444
Depreciation and amortization	1,390	1,463
Operating income	1,071	1,112

Interest expense and other, net	(2,190)	(1,045)

Gain on debt extinguishment	7,494	-

Net income	$6,375	$67

Company's share of net loss *	$(2,086)	$-

* The first quarter of 2013 includes an adjustment of $5,210 for previously unrecorded losses.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	March 31, 2013	December 31, 2012
Real estate, at cost (net)	$107,137	$107,151
Intangible assets	391	441
Cash and restricted cash	26,988	11,801
Other assets	15,064	15,972

Total assets	$149,580	$135,365

Mortgage payable	$126,000	$127,250
Other liabilities	13,366	19,774
Member capital/(deficit)	10,214	(11,659)

Total liabilities and members' capital/(deficit)	$149,580	$135,365

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

GPH

GPH was wholly owned by POAC through August 30, 2010. In connection with the 2010 disposition of its ownership interests in POAC and Mill Run, the Company retained its aggregate 40.0% ownership interest in GPH. The Operating Partnership and PRO owned a 25.0% and 15.0% membership interest in GPH, respectively. The Company’s ownership interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor was the majority owner and manager of GPH. Contributions, profits and cash distributions were allocated in accordance with each investor’s ownership percentage. The Company accounted for its ownership interest in GPH in accordance with the equity method of accounting.

GPH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in a entity that owns an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”). On December 4, 2012, GPH disposed of these interests and on December 17, 2012, GPH was merged into Marco II LP Units, LLC which simultaneously distributed the Marco II OP Units it held to its members. As a result, the Company no longer has any investment in GPH.

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the period indicated:

For the Three Months Ended March 31,
2012

Interest income and other, net	$24

Income from investment in unconsolidated affiliated entity	70

Net income	$94

Company's share of net income (40.0%)	$38

Livermore Valley Holdings LLC (“LVH”)

LVH was wholly owned by POAC through August 30, 2010. In connection with the 2010 disposition of its ownership interests in POAC and Mill Run, the Company retained its aggregate 40.0% ownership interest in LVH. The Operating Partnership and PRO owned 25.0% and 15.0% membership interests in LVH, respectively. The Company’s ownership interest was a non-managing interest, with certain consent rights with respect to major decisions. An affiliate of the Company’s Sponsor, was the majority owner and manager of LVH. Contributions, profit and cash distributions were allocated in accordance with each investor’s ownership percentage. The Company accounted for its ownership interest in LVH in accordance with the equity method of accounting.

LVH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in the entity that owns an outlet center located in Livermore Valley, California (the “Livermore Valley Outlet Center”) and an entity that owns a parcel of land (the “Livermore Land Parcel”) located adjacent to the Livermore Outlet Center. On December 4, 2012, LVH disposed of these interests and on December 17, 2012, LVH was merged into Marco II LP Units, LLC which simultaneously distributed the Marco II OP Units it held to its members. As a result, the Company no longer has any investment in LVH.

LVH Financial Information

The following table represents the unaudited condensed income statement for LVH for the period indicated:

For the Three Months Ended March 31,
2012

Interest income and other, net	$43

Income from investment in unconsolidated affiliated entity	69

Net income	$112

Company's share of net income (40.0%)	$45

5.	Acquisitions

On January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “HI Auburn”) located in Auburn, Alabama, from Inkbridge Acquisitions, LLC, an unrelated third party, for aggregate cash consideration of approximately $5.7 million, excluding closing and other related transaction costs. The acquisition of the HI Auburn was funded from cash. Additionally, in connection with the acquisition of the HI Auburn, the Company’s Advisor received an aggregate acquisition fee equal to 2.75% of the aggregate acquisition price, or approximately $0.2 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The acquisition of the HI Auburn was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the HI Auburn has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $0.6 million was allocated to land, $4.3 million was allocated to building and improvements, and $0.8 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the HI Auburn as of the closing of the acquisition was 14.2%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company established a taxable REIT subsidiary (“TRS”) for the Hi Auburn which has entered into an operating lease agreement for the respective hotel. At closing, the TRS entered into a separate management agreement with an unrelated third party for the management of the respective hotel.

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,674	-	129,265
Corporate Bonds and Preferred Equities	40,085	2,946	(59)	42,972
Mortgage Backed Securities ("MBS")	10,587	25	(147)	10,465
Total	$126,270	$56,645	$(208)	$182,707

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,291	-	128,882
Corporate Bonds and Preferred Equities	43,765	1,924	(317)	45,372
MBS	12,238	35	(102)	12,171
Total	$131,601	$55,250	$(421)	$186,430

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2013 and 2012, the Company did not recognize any impairment charges. As of March 31, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three months ended March 31, 2013 and 2012 the Company realized $11of gross gains and $82 of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally ranged from 27 year to 30 years.

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.05% as of March 31, 2013) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $22.9 million and $38.3 million as of March 31, 2013 and December 31, 2012, respectively, and is included in Notes Payable on the consolidated balance sheets. Interest expense on the Margin Loan was $81 and $114 for the three months ended March 31, 2013 and 2012, respectively.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on September 14, 2013, but may be extended at the option of the Borrower for an additional one year subject to lender’s approval. The Line of Credit bears interest at Libor plus 3.00%.

The amount outstanding under the Line of Credit is $25.0 million as of both March 31, 2013 and December 31, 2012 and is included in Notes Payable on the consolidated balance sheets. Interest expense on the Line of Credit was $0.1 million for the three months ended March 31, 2013.

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

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of March 31, 2013, the strike price of the calls was adjusted to $108.08 per share.

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the fair value of the hedges was a liability of $25.7 million and $24.2 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $28.0 million and $25.4 million, respectively. The collateral is recorded on the consolidated balance sheets under restricted escrows. For the three months ended March 31, 2013 and 2012, losses of $1.5 million and $7.7 million, respectively, were recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$43,614	$-	$-	$43,614

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units and Marco II OP Units	-	129,265	-	129,265
Corporate Bonds and Preferred Equities	-	42,972	-	42,972
MBS	-	10,465	-	10,465
Total	$5	$182,702	$-	$182,707

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(25,736)	$-	$(25,736)
Total	$-	$(25,736)	$-	$(25,736)

	Fair Value Measurement Using
As of December 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$85,028	$-	$-	$85,028

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units and Marco II OP Units	-	128,882	-	128,882
Corporate Bonds		45,372		45,372
MBS	-	12,171	-	12,171
Total	$5	$186,425	$-	$186,430

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(24,215)	$-	$(24,215)
Total	$-	$(24,215)	$-	$(24,215)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2013	Maturity Date	Amount Due at Maturity	March 31, 2013	December 31, 2012

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,932	$40,065

Oakview Plaza	5.49%	5.49%	January 2017	25,583	27,087	27,182

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	52,711	52,711	52,711

Houston Extended Stay Hotels (Two Individual Loans)	Libor + 4.50%	4.70%	June 2013	6,622	6,753	6,884

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	27,015	27,118

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,145	25,256

2nd Street Project	Libor + 3.50%	3.73%	September 2016	19,940	19,940	13,500

Crowe’s Crossing	5.44%	5.44%	September 2015	5,688	5,896	5,917

DePaul Plaza	Libor + 3.00%	3.20%	September 2017	11,146	12,000	12,000

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,814	4,851

Total mortgages payable		6.37%		$214,329	$221,293	$215,484

Libor as of March 31, 2013 and December 31, 2012 was 0.20% and 0.21%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loans which are 35.0% recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2013:

Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
$60,941	$28,562	$11,997	$82,900	$36,893	$-	$221,293

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $8.9 million and $9.4 million were held in restricted escrow accounts as of March 31, 2013 and December 31, 2012, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $7.0 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows as of December 31, 2012. The $7.0 million was released during the first quarter and no cash collateral was held in escrow as of March 31, 2013. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

The two loans secured by the Houston Extended Stay Hotels are scheduled to mature on June 16, 2013.  The loans allow for the Company to request one-year extensions of the loans and the lender is required to grant the extensions as long as the loans are not in default. The Company made the requests in April 2013.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $0.6 million of default interest was accrued during the three months ended March 31, 2013 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

8.	Assets and Liabilities Disposed of and Discontinued Operations

During the second quarter of 2012, Brazos met the criteria to be classified as held for sale. On July 30, 2012, the Company disposed of Brazos, a retail shopping center located in Lake Jackson, Texas for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.2 million, which was scheduled to mature in December 2012. The Company recognized a gain on disposition of $2.1 million during the third quarter of 2012. The operating results of Brazos through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations.

The following summary presents the operating results of Brazos included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

For the Three Months Ended
March 31, 2012
Revenues	$250

Operating expenses	129

Operating income	121

Interest expense	(113)

Net income from discontinued operations	$8

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

9.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net (loss)/income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net (loss)/income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was insignificant and, therefore, diluted net (loss)/income per share is equivalent to basic net (loss)/income per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Acquisition fees	$316	$34
Asset management fees	621	573
Property management fees	422	356
Development fees and leasing commissions	374	107
Total	$1,733	$1,070

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended March 31, 2013, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through March 31, 2013, cumulative distributions declared were $11.3 million, of which $10.8 million were paid. See Notes 3 and 4 for other related party transactions.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture (a residential development project) to own and operate 50-01 2nd Street Associates LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put a portion or all of its interest to the Sponsor through August 18, 2012 in exchange for the corresponding dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer 15.0% of its membership interest to the Sponsor effective upon obtaining a construction loan (the “Construction Loan”) for a residential project (the “2nd Street Project”). On September 28, 2012, the Construction Loan closed and the Sponsor reimbursed the Operating Partnership approximately $4.1 million.

As of March 31, 2013, the Operating Partnership owned a 60.0% managing membership interest in the 2nd Street Joint Venture and the Sponsor owned a 40.0% non managing membership interest. As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained a $13.5 million interim Loan. During the second quarter of 2012, the 2nd Street Owner commenced construction of the 2nd Street Project on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014. On September 28, 2012 the 2nd Street Owner entered into the Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. The outstanding balance of the Construction Loan was $19.9 million and $13.5 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the remaining amount available under the Construction Loan was $31.1 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

11.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates, and notes payable approximated their fair values as of March 31, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of March 31, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$221.3	$221.9	$215.5	$216.3

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

12.	Segment Information

The Company currently operates in four business segments as of March 31, 2013: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2013 and 2012 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2013 and December 31, 2012. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2012 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 8, the results of operations presented below exclude Brazos due to its classification as discontinued operations for all periods presented. Brazos was previously included in the Company’s retail segment.

Selected results of operations for the three months ended March 31, 2013 and 2012, and total assets as of March 31, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,438	$3,235	$1,724	$7,742	$-	$16,139

Property operating expenses	903	1,451	450	6,461	3	9,268
Real estate taxes	387	186	200	441	-	1,214
General and administrative costs	(4)	56	(7)	57	2,122	2,224

Net operating income/(loss)	2,152	1,542	1,081	783	(2,125)	3,433

Depreciation and amortization	1,186	432	453	611	-	2,682

Operating income/(loss)	$966	$1,110	$628	$172	$(2,125)	$751

As of March 31, 2013:
Total Assets	$125,522	$73,736	$62,437	$87,793	$354,084	$703,572

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended March 31, 2012
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$3,476	$3,098	$1,530	$4,169	$-	$12,273

Property operating expenses	826	1,375	452	3,402	14	6,069
Real estate taxes	395	333	168	178	-	1,074
General and administrative costs	6	41	-	81	1,522	1,650

Net operating income/(loss)	2,249	1,349	910	508	(1,536)	3,480

Depreciation and amortization	960	407	474	229	-	2,070

Operating income/(loss)	$1,289	$942	$436	$279	$(1,536)	$1,410

As of December 31, 2012:
Total Assets	$127,043	$68,593	$61,628	$78,205	$384,171	$719,640

13.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum meruit and unjust enrichment seeking the value of work he performed. On April 17, 2013, the Company agreed to settle the suit with Mr. Gould for $210.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days.  Manager rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court.  If necessary, Manager will seek an order confirming the continued Yellowstone Injunction.

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

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run and certain ownership interests (the “POAC Interest”) in POAC, our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership is indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors are deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, is estimated to be approximately $95.7 million. The Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of March 31, 2013.

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

On December 9, 2011 and December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in the Grand Prairie Outlet Center, the Livermore Valley Outlet Center and the Livermore Land Parcel (the “Outlet Centers Transactions”) to Simon. In connection with the closing of the Outlet Centers Transactions, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor’s Affiliates (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction and the Outlet Centers Transactions, the LVP Parties have provided Loan Collection Guaranties with respect to the draws under a revolving credit facility made by Simon in connection with the closing of the POAC/Mill Run Transaction and the Outlet Centers Transactions. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amount outstanding under the revolving credit facilities has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facilities after exhausting other remedies.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Outlet Centers Transactions

Pursuant to the terms of the Outlet Centers Transactions, the aggregate consideration received at closing is subject to certain true-ups and adjustments, including a final valuation of the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, to be completed no later than April 1, 2014, based on their aggregate net operating income, as defined, during calendar year 2013. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million. During the first quarter of 2013, the Holding Entities received an additional $3.0 million, of which the Company’s share was $1.2 million, related to the disposition of its ownership interest in the Grand Prairie Outlet Center resulting from the satisfaction of certain conditions.

14. Subsequent Events

Distribution Payment

On April 15, 2013, the distribution for the three-month period ending March 31, 2013 was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $2.2 million or 42%), cash other than cash flows provided from operations (approximately $1.4 million or 26%) and excess cash proceeds from the issuance of common stock through the Company’s Distribution Reinvestment Program (approximately $1.6 million or 32%).

Revolving Credit Facility

On April 18, 2013, the Company entered into a $45.0 million revolving credit facility (the “Revolving Credit Facility”) with GE Capital Franchise Finance. The Revolving Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend.

Tender Offer

The Company commenced a tender offer on May 1, 2013, pursuant to which it offered to acquire up to 4.7 million shares of its common stock from the holders of the shares at a purchase price equal to $10.60 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal.

Distribution Declaration

On May 10, 2013, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2013 to shareholders of record as of June 30, 2013. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

Acquisition of Hotels

On May 10, 2013, the Company acquired a portfolio of two hotels (comprised of the Courtyard by Marriott Siegen Lane, and the Residence Inn by Marriott Siegen Lane, both located in Baton Rouge, Louisiana) from an unrelated third party, for an aggregate purchase price of approximately $15.6 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the contractual purchase price, approximately $0.4 million. The acquisition was funded with cash.

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

U.S. and global credit and equity recently underwent significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all.  As a result of this disruption, in general there has been an increase in costs associated with borrowings and refinancing as well as limited availability of funds for borrowing and refinancing. If these conditions continue or worsen, our cost of borrowings may increase and it may be more difficult to finance investment opportunities in the short term.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2013	Annualized Revenues based on rents at March 31, 2013	Annualized Revenues per square foot March 31, 2013
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	82.7%	$3.8 million	$13.91
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	89.7%	$2.3 million	$14.37
Crowe's Crossing	Stone Mountain, GA	1986	93,728	84.0%	$0.7 million	$9.16
DePaul Plaza	Bridgeton, MO	1985	187,090	79.6%	$1.6 million	$10.89
Everson Pointe	Snellville, GA	1999	81,428	90.8%	$0.8 million	$11.34
		Retail Total	869,266	84.4%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	82.9%	$3.1 million	$10.96
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,364	73.6%	$1.6 million	$4.62
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	82.2%	$1.0 million	$6.53
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.3 million	$1.21
		Industrial Total	1,287,098	83.0%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2013	Annualized Revenues based on rents at March 31, 2013	Annualized Revenues per unit March 31, 2013
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.9%	$7.8 million	$8,085
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	96.7%	$4.0 million	$7,360
		Residential Total	1,585	95.5%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of March 31, 2013	Revenue per Available Room through March 31, 2013	Average Daily Rate For the Three Months Ended March 31, 2013
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	26,190	82.1%	$37.37	$45.52

CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	32,670	39.7%	$38.67	$97.40

Courtyard by Marriott Parsippany	Parsippany, New Jersey	2001	14,043	55.5%	$78.16	$140.96

Courtyard Willoughby	Willoughby, Ohio	1999	8,100	72.5%	$82.74	$114.10

FFI DesMoines	West Des Moines, Iowa	1997	9,180	50.4%	$50.13	$99.55

SHS DesMoines	West Des Moines, Iowa	1999	8,730	55.8%	$56.90	$101.98

HI Auburn	Auburn, Alabama	2002	5,986	72.1%	$71.61	$99.29
		Hospitality Total	104,899	59.1%	$51.43

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2013	Annualized Revenues based on rents at March 31, 2013	Annualized Revenues per square foot March 31, 2013
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	81.0%	$36.5 million	$40.44

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

For the Three Months Ended March 31, 2013 vs. March 31, 2012

Consolidated

Hotel Acquisitions

During December 2012, the Company (i) acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “FFI Des Moines” and the “SHS Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard Willoughby”) and (ii) took title to a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard by Marriott Parsippany”) through the restructuring of the mortgage loan secured by the hotel. Additionally, on January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “HI Auburn”) located in Auburn, Alabama.

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $3.8 million to $16.1 million for the three months ended March 31, 2013 compared to $12.3 million for the same period in 2012. The increase primarily reflects higher revenues in our Hospitality Segment of $3.6 million and our Industrial segment of $0.2 million as well as a slight increase in our Multi-Family Residential segment. See “Segment Results of Operations for the Three Months Ended March 31, 2013 compared to March 31, 2012” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.2 million to $9.3 million for the three months ended March 31, 2013 compared to $6.1 million the same period in 2012. The increase was due to increased expenses for the three months ended March 31, 2013 due to the hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.1 million to $1.2 million for the three months ended March 31, 2013 compared to $1.1 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

General and administrative expenses

General and administrative were increased by approximately $0.5 million to $2.2 million for the three months ended March 31, 2013 compared to $1.7 million the same period in 2012. The increase is primarily attributable to higher acquisition costs plus the accrual of $0.2 million for a legal settlement in the 2013 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.6 million to $2.7 million for the three months ended March 31, 2013 compared to $2.1 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

Mark to market adjustment on derivative financial instruments

During the three months ended March 31, 2013 and 2012, we recorded negative mark to market adjustments on derivative financial instruments of $1.5 million and $7.7 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $0.2 million to $3.5 million for the three months ended March 31, 2013 compared to $3.7 million the same period in 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.6 million to $3.9 million for the three months ended March 31, 2013 compared to $3.3 million for the same period in 2012. The increase is primarily attributable to the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio as well as the timing of certain new borrowings throughout 2012 and 2013.

Gain on disposition of unconsolidated affiliated real estate entities

During the first quarter of 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in Grand Prairie Holdings LLC (“GPH”) resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations.

During the first quarter of 2012, certain equity interests received as part of the consideration in connection with the 2010 disposition of the Company’s ownership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run LLC (“Mill Run”) were released from escrow because of the satisfaction of certain conditions and the Company recognized a previously deferred gain of $30.3 million in its consolidated statements of operations.

Loss/(income) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our loss from investments in unconsolidated affiliated real estate entities was $2.1 million during the three months ended March 31, 2013 compared to income of $83 during the same period in 2012. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively.

Segment Results of Operations for the Three Months Ended March 31, 2013 compared to March 31, 2012

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,438	$3,476	$(38)	-1.1%
NOI	2,152	2,249	(97)	-4.3%
Average Occupancy Rate for period	84.4%	84.5%		-0.1%

The following table represents lease expirations for the Retail Segment as of March 31, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	18	33,957	341,409	4.9%	3.9%
2014	16	52,721	727,217	7.6%	8.3%
2015	17	136,962	1,960,773	19.8%	22.4%
2016	13	49,708	688,189	7.2%	7.9%
2017	7	18,650	242,588	2.7%	2.8%
2018	11	90,061	1,419,951	13.0%	16.2%
2019	14	100,624	1,448,249	14.5%	16.5%
2020	4	115,294	982,918	16.6%	11.2%
2021	4	21,128	299,475	3.1%	3.4%
2022	1	45,528	295,932	6.6%	3.4%
Thereafter	1	28,000	346,640	4.0%	4.0%
	106	692,633	8,753,341	100.0%	100.0%

Revenues, NOI and the average occupancy rate remained relatively flat for the three months ended March 31, 2013 compared to the same period in 2012.

Multi- Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,235	$3,098	$137	4.4%
NOI	1,542	1,349	193	14.3%
Average Occupancy Rate for period	95.5%	94.9%		0.6%

Revenues increased by $0.1 million for the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily attributable to an increase in the average occupancy rate.

NOI increased by $0.2 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of the increase in the average occupancy rate.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$1,724	$1,530	$194	12.7%
NOI	1,081	910	171	18.8%
Average Occupancy Rate for period	83.0%	82.4%		0.6%

The following table represents lease expirations for our Industrial Segment as of March 31, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	39	260,765	1,593,499	24.4%	26.7%
2014	27	218,953	1,420,696	20.5%	23.8%
2015	19	217,155	1,705,434	20.3%	28.5%
2016	13	83,954	330,466	7.9%	5.5%
2017	5	249,250	407,245	23.3%	6.8%
2018	4	38,676	519,799	3.6%	8.7%
Thereafter	-	-	-	-	-
	107	1,068,753	5,977,139	100.0%	100.0%

Revenues increased by $0.2 million for the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily attributable to an increase in the average occupancy rate.

NOI increased by $0.2 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of the increase in the average occupancy rate.

Hotel Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$7,742	$4,169	$3,573	85.7%
NOI	783	508	275	54.1%
Average Occupancy Rate for period	59.1%	50.9%		8.2%
Rev PAR	$51.43	$29.57	$21.86	73.9%

The revenues in our Hotel Hospitality Segment increased by approximately $3.6 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase reflects higher revenues of approximately $3.2 million in the 2013 period attributable to the hotel acquisitions noted above and increased revenues of approximately $0.4 million in the other properties in our Hotel Hospitality Segment.

NOI in our Hotel Hospitality Segment increased by $0.3 million for the three months ended March 31, 2013 compared to the same period in 2012.

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

We currently have $221.3 million of outstanding mortgage debt, a $25.0 million line of credit, a $22.9 million margin loan and a $2.3 million loan due to affiliates. Additionally, we have approximately $31.1 million available to us under a construction loan for a property currently under development. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2013, our total borrowings of $271.5 million represented 66% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Acquisition fees	$316	$34
Asset management fees	621	573
Property management fees	422	356
Development fees and leasing commissions	374	107
Total	$1,733	$1,070

As of March 31, 2013, we had approximately $55.6 million of cash and cash equivalents on hand and $182.7 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows provided by operating activities	$2,197	$5,260
Cash flows used in investing activities	(28,724)	(11,181)
Cash flows used in financing activities	(16,685)	(9,628)
Net change in cash and cash equivalents	(43,212)	(15,549)

Cash and cash equivalents, beginning of the period	98,805	31,525
Cash and cash equivalents, end of the period	$55,593	$15,976

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

Operating activities

Net cash flows provided by operating activities of $2.2 million for the three months ended March 31, 2013 consists of the following:

•	cash inflows of approximately $2.6 million from our net loss from continuing operations after adjustment for non-cash items; and

•	cash outflows of approximately $0.4 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $28.7 million for the three months ended March 31, 2013 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $28.4 million;

•	funding for the collateral requirement on our Marco OP Units Collar of approximately $2.6 million and other restricted escrows of approximately $2.2 million;

•	proceeds from the disposition of GPH of approximately $1.2 million;

•	net proceeds from the sale and purchase of marketable securities of $5.3 million; and

•	contributions to 1407 Broadway of approximately $11.6 million

Financing activities

The net cash used by financing activities of approximately $16.7 million for the three months ended March 31, 2013 is primarily related to the following:

•	distributions to our common shareholders of $3.6 million and common share redemptions of $1.3 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $2.2 million;

•	net payments on out notes payable of $15.4 million and proceeds from mortgage financing of $6.4 million; and

•	debt principal payments $0.6 million;

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

Houston Extended Stay Hotels

The two loans secured by the Houston Extended Stay Hotels are scheduled to mature on June 16, 2013.  The loans allow for the Company to request one-year extensions of the loans and the lender is required to grant the extensions as long as the loans are not in default. The Company made the requests in April 2013.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, development activities, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term.   We believe our current financial condition is sound, however due to the current economic conditions and the continued weakness in, and unpredictability of, the capital and credit markets, we can give no assurance that affordable access to capital will exist when our debt maturities occur.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2013.

Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total

Mortgage Payable	$60,941	$28,562	11,997	$82,900	$36,893	$-	$221,293

Interest Payments[1,2]	6,631	8,571	6,925	4,282	423	-	26,832

Total Contractual Obligations	$67,572	$37,133	$18,922	$87,182	$37,316	$-	$248,125

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of March 31, 2013 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $47.9 million as of March 31, 2013, and is due on demand.

During the second quarter of 2012, we commenced construction of a residential project (the “2nd Street Project”) which is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014. On September 28, 2012 we entered into a construction loan (the “Construction Loan”) providing up to $51.0 million to fund the costs of development and construction of the 2nd Street Project. The outstanding balance of the Construction Loan was $19.9 million as of March 31, 2013. As of March 31, 2013, the remaining amount available under the Construction Loan was $31.1 million which we believe will be sufficient to fund the remaining anticipated costs related to the development and construction of the 2nd Street Project.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.8 million of default interest was accrued during 2012 and $0.6 million of default interest was accrued during the three months ended March 31, 2013 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted from or added to net (loss)/income in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net (loss)/income	$(1,755)	$24,807
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,682	2,070
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	681	717
Adjustments to equity in earnings from unconsolidated entities, net	5,210	33
Gain on disposal of unconsolidated affiliated real estate entities	(1,200)	(30,287)
Discontinued operations:
Depreciation and amortization of real estate assets	-	67
FFO	5,618	(2,593)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	474	103
Amortization of above or below market leases and liabilities(2)	(80)	(42)
Accretion of discounts and amortization of premiums on debt investments	(624)	(519)
Mark-to-market adjustments(3)	1,499	7,654
Adjustment to equity in earnings from unconsolidated entities - non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	(3,672)	-
(Gain)/loss on sale of marketable securities	(11)	82

MFFO	3,204	4,685
Straight-line rent(5)	$-	$(119)
MFFO - IPA recommended format(6)	$3,204	$4,566

Net (loss)/income	$(1,755)	$24,807
Less: loss attributable to noncontrolling interests	(263)	(2,704)
Net (loss)/income applicable to company's common shares	$(2,018)	$22,103
Net (loss)/income per common share, basic and diluted	$(0.07)	$0.74

FFO	$5,618	$(2,593)
Less: FFO attributable to noncontrolling interests	(298)	(194)
FFO attributable to company's common shares	$5,320	$(2,787)
FFO per common share, basic and diluted	$0.18	$(0.09)

MFFO - IPA recommended format	$3,204	$4,566
Less: MFFO attributable to noncontrolling interests	(198)	(261)
MFFO attributable to company's common shares	$3,006	$4,305

Weighted average number of common shares outstanding, basic and diluted	30,122	29,849

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)

Management believes that adjusting for (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings provides useful information because such extinguishments/sales will not be part of our business plan during our acquisition phase or operational phase.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $1,183 of default interest incurred and unpaid during the three months ended March 31, 2013, consisting of (i) $577 related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $606 representing our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation after taking into consideration allocations to noncontrolling interests would increase MFFO for the three months ended March 31, 2013 to $4,170.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
March 31, 2013

FFO	$51,543
Distributions	$111,403

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Distribution period:	Q1 2013	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared	March 22, 2013		March 30, 2012

Date distribution paid	April 15, 2013		April 13, 2012

Distributions paid	3,564		$3,454
Distributions reinvested	1,640		1,754
Total Distributions	$5,204		$5,208

Source of distributions:
Cash flows provided by operations	2,197	42%	$3,454	66%
Cash other than cash flows provided by operations	1,367	26%	-	0%
Proceeds from issuance of common stock through DRIP	1,640	32%	1,754	34%
Total Sources	$5,204	100%	$5,208	100%

Cash flows provided by operations (GAAP basis)	$2,197		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	146		173

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of March 31, 2013, our net tangible book value per share was $12.57. The offering price of shares under our DRIP at March 31, 2013 was $11.21.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2013, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of March 31, 2013, we held various marketable securities with a fair value of approximately $182.7 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 of our Marco OP Units. As of March 31, 2013, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately $18.2 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of March 31, 2013:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value

Mortgage Payable	$60,941	$28,562	$11,997	$82,900	$36,893	$-	$221,293	$221,923

Marco OP Units Collar:

Notional Amount	527,803	Units						$25,736
Average Cap (Highest)	$108.08
Average Floor (Lowest)	$90.32

As of March 31, 2013, approximately $43.5 million, or 20%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of March 31, 2013, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.3 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the notes payable approximated their fair values as of March 31, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of March 31, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$221.3	$221.9	$215.5	$216.3

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2013, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value and fair value.

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

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. On April 17, 2013, the Company agreed to settle the suit with Mr. Gould for $210.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days.  Manager rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court.  If necessary, Manager will seek an order confirming the continued Yellowstone Injunction.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 13, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

