Form 10-Q
period 2013-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2013-08-13
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐  No ☑

As of August 2, 2013, there were approximately 30.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)
Assets

Investment property at cost	$439,586	$372,375
Less accumulated depreciation	(34,345)	(29,643)
	405,241	342,732

Investments in unconsolidated affiliated real estate entities	10,408	-
Cash and cash equivalents	72,474	98,805
Marketable securities, available for sale	154,393	186,430
Restricted escrows	45,930	44,639
Tenant accounts receivable (net of allowance for doubtful accounts of $533 and $296, respectively)	3,662	2,715
Mortgages receivable	5,370	23,876
Intangible assets, net	3,376	3,794
Loans due from affiliates	4,701	-
Interest receivable from related parties	2,160	2,230
Prepaid expenses and other assets	16,856	14,419

Total Assets	$724,571	$719,640

Liabilities and Stockholders' Equity
Mortgages payable	$250,488	$215,484
Notes payable	42,229	63,293
Accounts payable, accrued expenses and other liabilities	47,837	43,176
Due to sponsor	684	1,021
Loans due to affiliates	-	2,340
Tenant allowances and deposits payable	1,456	1,435
Distributions payable	5,265	5,305
Deferred rental income	645	878
Acquired below market lease intangibles, net	1,412	1,552
Total Liabilities	350,016	334,484

Commitments and contingencies (See Note 13)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 30,163 and 30,049 shares issued and outstanding, respectively	301	300
Additional paid-in-capital	267,549	266,115
Accumulated other comprehensive income	39,575	50,207
Accumulated surplus	30,396	27,877
Total Company's stockholders' equity	337,821	344,499
Noncontrolling interests	36,734	40,657
Total Stockholders' Equity	374,555	385,156
Total Liabilities and Stockholders' Equity	$724,571	$719,640

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income	$15,618	$9,699	$28,037	$18,223
Tenant recovery income	1,303	1,486	2,650	2,831
Other service income	2,551	2,104	4,924	4,508
Total revenues	19,472	13,289	35,611	25,562

Expenses:
Property operating expenses	10,382	6,289	19,650	12,358
Real estate taxes	1,294	1,027	2,508	2,101
General and administrative costs	2,991	1,648	5,215	3,298
Depreciation and amortization	2,784	2,831	5,466	4,901
Total operating expenses	17,451	11,795	32,839	22,658

Operating income	2,021	1,494	2,772	2,904

Other income, net	784	504	1,030	852
Mark to market adjustment on derivative financial instruments	(11)	(5,410)	(1,510)	(13,064)
Interest and dividend income	3,376	3,573	6,925	7,232
Interest expense	(4,037)	(3,211)	(7,964)	(6,463)
Gain/(loss) on sale of marketable securities (includes (gain)/loss of ($11,106), $6, ($11,112) and 11, respectively, accumulated other comprehensive income reclassifications)	13,806	(316)	13,817	(398)
Gain on disposition of unconsolidated affiliated real estate entities	-	-	1,200	30,287
Income/(loss) from investments in unconsolidated affiliated real estate entities	288	88	(1,798)	171

Net income/(loss) from continuing operations	16,227	(3,278)	14,472	21,521

Net income from discontinued operations	-	27	-	35

Net income/(loss)	16,227	(3,251)	14,472	21,556

Less: net income attributable to noncontrolling interests	(1,221)	(153)	(1,484)	(2,857)

Net income/(loss) attributable to Company's common shares	$15,006	$(3,404)	$12,988	$18,699

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.50	$(0.11)	$0.43	$0.63
Discontinued operations	-	-	-	-

Net income/(loss) per Company’s common share, basic and diluted	$0.50	$(0.11)	$0.43	$0.63

Weighted average number of common shares outstanding, basic and diluted	30,152	29,902	30,137	29,875

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income/(loss)	$16,227	$(3,251)	$14,472	$21,556

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(1,994)	6,810	(380)	22,963

Reclassification adjustment for (gain)/loss included in net income/(loss)	(11,106)	6	(11,112)	11

Other comprehensive (loss)/income	(13,100)	6,816	(11,492)	22,974

Comprehensive income	3,127	3,565	2,980	44,530

Less: Comprehensive income attributable to noncontrolling interests	(305)	(750)	(621)	(4,546)
Comprehensive income attributable to Company's common shares	$2,822	$2,815	$2,359	$39,984

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Surplus	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2012	30,049	$300	$266,115	$50,207	$27,877	$40,657	$385,156

Net income	-	-	-	-	12,988	1,484	14,472
Other comprehensive loss	-	-	-	(10,632)	-	(860)	(11,492)

Distributions declared	-	-	-	-	(10,469)	-	(10,469)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,998)	(5,998)
Contributions received from noncontrolling interests	-	-	-	-	-	1,451	1,451
Redemption and cancellation of shares	(197)	(2)	(1,874)	-	-	-	(1,876)
Shares issued from distribution reinvestment program	311	3	3,308	-	-	-	3,311

BALANCE, June 30, 2013	30,163	$301	$267,549	$39,575	$30,396	$36,734	$374,555

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,472	$21,556
Less net income – discontinued operations	-	35
Net income – continuing operations	14,472	21,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,466	4,901
Mark to market adjustment on derivative financial instruments	1,510	13,064
(Gain)/loss on sale of marketable securities	(13,817)	398
Gain on disposition of unconsolidated affiliated real estate entities	(1,200)	(30,287)
Loss/(income) from investments in unconsolidated affiliated real estate entities	1,798	(171)
Other non-cash adjustments	(1,458)	(933)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	1,728	625
Increase in tenant and other accounts receivable	(1,021)	(32)
Increase in tenant allowance and security deposits payable	145	118
Increase in accounts payable and accrued expenses	54	959
Decrease in due to Sponsor	(337)	(355)
Decrease/(increase) in deferred rental income	(233)	11
Net cash provided by operating activities – continuing operations	7,107	9,819
Net cash provided by operating activities – discontinued operations	-	307
Net cash provided by operating activities	7,107	10,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(71,365)	(5,015)
Purchase of noncontrolling interest in a subsidiary	-	(560)
Purchase of marketable securities	(5,192)	(6,983)
Payments on note payable	(2,340)	(60)
Contributions to investment in unconsolidated affiliated real estate entities	(12,639)	(44)
Collections on mortgage receivable	19,563	57
Proceeds from sale of marketable securities	39,554	9,467
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	1,200	-
Distribution from investments in unconsolidated affiliates	-	115
Deposit for purchase of real estate, net	(1,363)	2,400
Release/(funding) of restricted escrows	4,479	(16,155)
Net cash used in investing activities – continuing operations	(28,103)	(16,778)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(28,103)	(16,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(1,283)	(1,531)
Payment of loan fees and expenses	(810)	-
Redemption and cancellation of common stock	(1,876)	(2,272)
Proceeds from mortgage financing	36,143	-
Net payments on notes payable	(21,064)	19,287
Loans to affiliates	(4,701)	-
Contributions received from noncontrolling interests	1,451	626
Distributions paid to noncontrolling interests	(5,998)	(3,995)
Distributions paid to Company's common stockholders	(7,197)	(7,184)
Net cash (used in)/provided by financing activities – continuing operations	(5,335)	4,931
Net cash used in financing activities – discontinued operations	-	(159)
Net cash (used in)/provided by financing activities	(5,335)	4,772

Net change in cash and cash equivalents	(26,331)	(1,880)
Cash and cash equivalents, beginning of period	98,805	31,525
Cash and cash equivalents, end of period	$72,474	$29,645

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,834	6,568
Distributions declared	$10,469	10,429
Value of shares issued from distribution reinvestment program	$3,311	3,581
Issuance of note payable in exchange for remaining interest in CP Boston Joint Venture	$-	2,400
Non-cash purchase of investment property	$6,901	-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.3% interest as of June 30, 2013.

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

As of June 30, 2013, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 12 hotel hospitality properties containing a total of 1,620 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of June 30, 2013, the retail properties, the industrial properties, the multi-family residential properties and the office property were 83.8%, 84.5%, 95.5% and 80.6% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $60.86 and occupancy was 66.6%, respectively for the three months ended June 30, 2013.

On July 30, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos”), a retailing shopping center located in Lake Jackson, Texas. The operating results of Brazos through its date of disposition have been classified as discontinued operations in the consolidated statements of operations.

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests and (iii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units, Series A Preferred Units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), LVP Rego Park, LLC (the “Rego Park Joint Venture”), 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), LVP CY Baton Rouge Holdings LLC (“CY Baton Rouge”), LVP RI Baton Rouge Holdings LLC, (“RI Baton Rouge”), and LVP FFI Jonesboro Holdings LLC (“FFI Jonesboro”).

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

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

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	June 30, 2013	December 31, 2012
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$10,408	$-
Total investments in unconsolidated affiliated real estate entities			$10,408	$-

1407 Broadway

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the six months ended June 30, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was placed into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the six months ended June 30, 2013 include (i) an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.4 million of earnings representing its pro rata share of 1407 Broadway’s net income for the six months ended June 30, 2013.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Total revenue	$9,256	$9,255	$18,943	$18,274

Property operating expenses	6,602	6,544	13,828	12,988
Depreciation and amortization	1,385	1,376	2,775	2,839
Operating income	1,269	1,335	2,340	2,447

Interest expense and other, net	(681)	(992)	(2,871)	(2,037)

Gain on debt extinguishment	-	-	7,494	-

Net income	$588	$343	$6,963	$410

Company's share of net income/(loss) (49%)	$288	$-	$(1,798)	$-

* The six months ended June 30, 2013 includes an adjustment of $5,210 for previously unrecorded losses.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	As of	As of
	June 30, 2013	December 31, 2012

Real estate, at cost (net)	$108,968	$107,151
Intangible assets	343	441
Cash and restricted cash	22,383	11,801
Other assets	18,219	15,972
Total assets	$149,913	$135,365

Mortgage payable	$126,000	$127,250
Other liabilities	12,284	19,774
Member capital/(deficit)	11,629	(11,659)

Total liabilities and members' capital/(deficit)	$149,913	$135,365

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

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the period indicated:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2012	2012

Operating Loss	$(2)	$(2)
Interest income and other, net	100	124
Income from investment in unconsolidated affiliated entity	2	72
Net income	$100	$194
Company's share of net income (40.0%)	$40	$78

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

LVH Financial Information

The following table represents the unaudited condensed income statement for LVH for the period indicated:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Interest income and other, net	$121	$164

Income from investment in unconsolidated affiliated entity	-	69

Net income	$121	$233

Company's share of net income (40.0%)	$48	$93

5.	Acquisitions

Arkansas Hotel Portfolio

On June 18, 2013, the Company, through FFI Jonesboro , a joint venture subsidiary of our Operating Partnership, and LVP Rogers Holdings LLC completed the portfolio acquisition of (i) a 95.0% ownership interest in a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott, located in Jonesboro, Arkansas which we refer to as the FFI Jonesboro Hotel, and (ii) a 100.0% ownership interest in a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel, located in Rogers, Arkansas which we refer to as the Aloft Rogers Hotel, collectively the “Arkansas Hotel Portfolio”, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5% ownership interest in FFI Jonesboro was acquired by FFIJ LLC, an unrelated third party.

The Arkansas Hotel Portfolio was acquired as part of a transaction in which the third party sellers sold a portfolio of four hotel properties, two of which comprise the Arkansas Hotel Portfolio, and two hotel properties acquired by Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”).  The aggregate purchase price paid for the four properties was $29.1 million, of which $18.4 million related to the Arkansas Hotel Portfolio and such amount was determined based on an internal allocation of the purchase price which was approved by the separate boards of directors of the Company and Lightstone REIT II on April 11, 2013.  In real estate transactions, changes in market and economic conditions may result in upward or downward fluctuations in the estimated fair value of assets.  Because of such changes, the aggregate estimated fair value of Lightstone REIT II’s hotels exceeded their allocated purchase price by approximately $1.2 million as of the date of closing. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 2.75% of the contractual purchase price of $18.4 million, or approximately $506.

The acquisition was funded with available cash.

We established a separate taxable REIT subsidiary, or TRS, for both the FFI Jonesboro Hotel and the Aloft Rogers Hotel, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company for the management of the respective hotel. The management company for the FFI Jonesboro Hotel is controlled by the 5.0% minority owner of the hotel. Additionally, each respective TRS entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott and Starwood, pursuant to which the FFI Jonesboro Hotel and the Aloft Rogers Hotel, respectively, will continue to operate as a “Fairfield Inn & Suites by Marriott” and a “Starwood Hotel Group Aloft Hotel” , respectively, commencing on June 18, 2013.

The acquisition of the Arkansas Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Arkansas Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of the purchase price of the Arkansas Hotel Portfolio is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.2 million was allocated to land and improvements, $14.2 million was allocated to building and improvements, and $2.0 million was allocated to furniture and fixtures and other assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The aggregate capitalization rate for the Arkansas Hotel Portfolio as of the closing of the acquisition was approximately 10.4%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Baton Rouge Hotel Portfolio

On May 16, 2013, the Company, through LVP CY Baton Rouge Holdings LLC and LVP RI Baton Rouge Holdings, LLC, both joint venture subsidiaries of our Operating Partnership, completed the portfolio acquisition of 90% ownership interests in two limited service hotels with an a total of 229 rooms (the “Baton Rouge Hotel Portfolio”), which operate as Courtyard by Marriott and Residence Inn by Marriott, both in Baton Rouge, Louisiana, which we refer to as the CY Baton Rouge Hotel and the RI Baton Rouge Hotel, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 10% ownership interests were acquired by PR Baton Rouge Property Partners LLC, for the CY Baton Rouge Hotel and Rouge Property Residence Inn Partners LLC, for the RI Baton Rouge Hotel, both unrelated third parties.

The aggregate cost for the Baton Rouge Hotel Portfolio was approximately $15.6 million. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 2.75% of the contractual purchase price of $15.6 million, or approximately $0.4 million.

The acquisition was funded with available cash and the assumption of a $6.5 million mortgage due May 2017 with an interest rate of 5.56%.

We established a separate TRS for both the CY Baton Rouge Hotel and the RI Baton Rouge Hotel, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, each TRS entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the CY Baton Rouge Hotel and the RI Baton Rouge Hotel will continue to operate as a “Courtyard by Marriott” and a “Residence-Inn by Marriott,” respectively, commencing on May 16, 2013.

The acquisition of the Baton Rouge Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Baton Rouge Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of the purchase price of the Baton Rouge Hotel Portfolio is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $4.2 million was allocated to land and improvements, $9.7 million was allocated to building and improvements, and $1.7 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the Baton Rouge Hotel Portfolio as of the closing of the acquisition was approximately 9.9%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

HI Auburn

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the HI Auburn, the Baton Rouge Hotel Portfolio and the Arkansas Hotel Portfolio since their respective dates of acquisition for the period indicated:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

Rental revenue	$1,783	$2,217
Net inomce	$(1,156)	$(1,230)

The following table provides unaudited pro forma results of operations for the period indicated, as if the HI Auburn, the Baton Rouge Hotel Portfolio and the Arkansas Hotel Portfolio had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma rental revenue	$21,551	$16,908	$40,583	$38,859
Pro forma net income	$15,438	$(2,800)	$13,769	$19,860
Pro forma net income per Company's common share, basic and diluted	$0.51	$(0.09)	$0.46	$0.66

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	As of June 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	62,022	42,085	-	104,107
Corporate Bonds and Preferred Equities	40,085	1,792	(321)	41,556
Mortgage Backed Securities ("MBS")	8,943	-	(218)	8,725
Total	$111,057	$43,877	$(541)	$154,393

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,291	-	128,882
Corporate Bonds and Preferred Equities	43,765	1,924	(317)	45,372
MBS	12,238	35	(102)	12,171
Total	$131,601	$55,250	$(421)	$186,430

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). During the second quarter of 2013 the Company sold 156,000 Marco OP units with a cost basis of approximately $13.6 million for gross proceeds of approximately $27.5 million and realized a gain of approximately $13.9 million, which is included in gain/(loss) on sale of marketable securities, for the three and six months ended June 30, 2013 on the consolidated statements of operations .

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended June 30, 2013 and 2012, the Company did not recognize any impairment charges. As of June 30, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For both the three and six months ended June 30, 2013 the Company realized $13.8 million of gross gains related primarily to the sale of 156,000 Marco OP units and for the three and six months ended June 30, 2012 the Company realized $0.3 million and $0.4 million of gross losses, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.05% as of June 30, 2013) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $22.3 million and $38.3 million as of June 30, 2013 and December 31, 2012, respectively, and is included in Notes Payable on the consolidated balance sheets.

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

The amount outstanding under the Line of Credit is $19.9 million as of both June 30, 2013 and December 31, 2012 and is included in Notes Payable on the consolidated balance sheets.

The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

Derivative Financial Instruments

In order to manage risk related to changes in the price of Simon Stock, in 2010, the Company entered into a hedge of its Marco OP Units.  The hedge transactions were executed with Morgan Stanley on 527,803 of the Marco OP Units.  The hedges were structured as a collar where a series of puts were purchased at an average strike price of $90.32 per share and a series of calls were sold at an average strike price of $109.95 per share.  Morgan Stanley is restricted under the agreement from assigning its rights to this hedge to another counter party.

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of June 30, 2013, the strike price of the calls was adjusted to $107.73 per share.

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the fair value of the hedges was a liability of $26.0 million and $24.2 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $27.5 million and $25.4 million, respectively. The collateral is recorded on the consolidated balance sheets under restricted escrows. For the three and six months ended June 30, 2013, a loss of $0.2 million and $1.8 million, respectively, and, for the three and six months ended June 30, 2012, a loss of $5.4 million and $13.1 million, respectively, was recorded within the consolidated statements of operations.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	Fair Value Measurement Using
As of June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$22,661	$-	$-	$22,661

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units and Marco II OP Units	-	104,107	-	104,107
Corporate Bonds and Preferred Equities	-	41,556	-	41,556
MBS	-	8,725	-	8,725
Total	$5	$154,388	$-	$154,393

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(25,969)	$-	$(25,969)
Total	$-	$(25,969)	$-	$(25,969)

	Fair Value Measurement Using
As of December 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$85,028	$-	$-	$85,028

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units and Marco II OP Units	-	128,882	-	128,882
Corporate Bonds		45,372		45,372
MBS	-	12,171	-	12,171
Total	$5	$186,425	$-	$186,430

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(24,215)	$-	$(24,215)
Total	$-	$(24,215)	$-	$(24,215)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2013	Maturity Date	Amount Due at Maturity	June 30, 2013	December 31, 2012

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,810	$40,065

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,998	27,182

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	52,711	52,711	52,711

Houston Extended Stay Hotels (Two Individual Loans)	Libor + 4.50%	4.71%	June 2014	6,053	6,578	6,884

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	26,919	27,118

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	25,041	25,256

2nd Street Project	Libor + 3.50%	3.64%	September 2016	29,048	29,048	13,500

Crowe’s Crossing	5.44%	5.44%	September 2015	5,688	5,876	5,917

DePaul Plaza	Libor + 3.00%	3.20%	September 2017	11,146	12,000	12,000

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,777	4,851

CY Baton Rouge Hotel	5.56%	5.56%	May 2017	5,888	6,530	-

Revolving Credit Facility	Libor + 4.95%	5.23%	May 2016	14,200	14,200	-

Total mortgages payable		6.37%		$242,956	$250,488	$215,484

Libor as of June 30, 2013 and December 31, 2012 was 0.19% and 0.21%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company, with the exception of the Houston Extended Stay Hotels loans which are 35.0% recourse to the Company.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2013:

Remainder of 2013	2014	2015	2016	2017	Thereafter	Total

$54,061	$35,042	$12,169	$106,387	$42,829	$-	$250,488

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $10.1 million and $9.4 million were held in restricted escrow accounts as of June 30, 2013 and December 31, 2012, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $7.0 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows as of December 31, 2012. The $7.0 million was released during the first quarter of 2013 and no cash collateral was held in escrow as of June 30, 2013. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

The two loans secured by the Houston Extended Stay Hotels were scheduled to mature on June 16, 2013.  However, the Company requested, and the lender granted, a one-year extension of the loans through June 16, 2014.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

In connection with the acquisition of the CY Baton Rouge Hotel a $6.5 million mortgage due May 2017 with an interest rate of 5.56% was assumed.

On April 18, 2013, the Company entered into a $45.0 million revolving credit facility (the “Revolving Credit Facility”) with GE Capital Franchise Finance. The Revolving Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to 60% of the loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard by Marriott located in Willoughby, Ohio and both the Fairfield Inn & Suites by Marriott and the SpringHill Suites by Marriott located in West Des Moines, Iowa. The outstanding balance of the Revolving Credit Facility was $14.2 million as of June 30, 2013 and the remaining amount available under the Revolving Credit Facility was $30.8 million.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $0.5 and $1.1 million of default interest was accrued during the three and six months ended June 30, 2013 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2012
Revenues	$251	$501

Operating expenses	114	243

Operating income	137	258

Interest expense	(110)	(223)

Net income from discontinued operations	$27	$35

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

9.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was insignificant and, therefore, diluted net income/(loss) per share is equivalent to basic net income/(loss) per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition fees	$940	$23	$1,256	$57
Asset management fees	637	576	1,258	1,149
Property management fees	433	364	855	720
Development fees and leasing commissions	415	37	789	144
Total	$2,425	$1,000	$4,158	$2,070

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended June 30, 2013, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through June 30, 2013, cumulative distributions declared were $11.8 million, of which $11.3 million were paid. See Notes 3 and 4 for other related party transactions.

Loans Due from Affiliate

During the second quarter of 2013, the Company issued a $7.0 million demand note (the “Demand Note”) to Lightstone REIT II. The Demand Note is due on demand and bears interest at a floating rate of LIBOR plus 4.95% (5.14% as of June 30, 2013) payable on demand. As a result of a $3.0 million paydown, the outstanding balance of the Demand Note was $4.0 million as of June 30, 2013. Additionally, in connection with the acquisitions of the Baton Rouge Hotel Portfolio and the FFI Jonesboro Hotel, the Company issued loans aggregating $0.7 million to the noncontrolling interests.

CP Boston Joint Venture

On June 27, 2013 the Company repaid Lightstone REIT II the approximately $2.3 million remaining outstanding balance on the Note it owed in connection with the purchase of its 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012.

Rego Park Joint Venture

On April 12, 2011, LVP Rego Park, LLC, (“the Rego Park Joint Venture”) a joint venture in which the Company and Lightstone REIT II have 90.0% and 10.0%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC ( “Kelmar”), an unrelated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $18.0 million. The Company consolidates the operating results and financial condition of the Rego Park Joint Venture and accounts for Lightstone REIT II’s ownership interest as a noncontrolling interest.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full.

During the six months ended June 30, 2013, the Rego Park Joint Venture made aggregate distributions of approximately $20.0 million to its members, of which approximately $2.0 million was distributed to Lightstone REIT II.

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate 50-01 2nd Street Associates LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put a portion or all of its interest to the Sponsor through August 18, 2012 in exchange for the corresponding dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer 15.0% of its membership interest to the Sponsor effective upon obtaining a construction loan (the “Construction Loan”) for a residential project (the “2nd Street Project”). On September 28, 2012, the Construction Loan closed and the Sponsor reimbursed the Operating Partnership approximately $4.1 million.

As of June 30, 2013, the Operating Partnership owned a 60.0% managing membership interest in the 2nd Street Joint Venture and the Sponsor owned a 40.0% non managing membership interest. As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained a $13.5 million interim Loan. During the second quarter of 2012, the 2nd Street Owner commenced construction of the 2nd Street Project on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in mid-2014. On September 28, 2012 the 2nd Street Owner entered into the Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. The outstanding balance of the Construction Loan was $29.0 million and $13.5 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the remaining amount available under the Construction Loan was $22.0 million.

11.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, loans due from affiliates, accounts payable and accrued expenses, and notes payable approximated their fair values as of June 30, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of June 30, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$250.5	$248.4	$215.5	$216.3

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

12.	Segment Information

The Company currently operates in four business segments as of June 30, 2013: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2013 and 2012 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2013 and December 31, 2012. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2012 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 8, the results of operations presented below exclude Brazos due to its classification as discontinued operations for all periods presented. Brazos was previously included in the Company’s retail segment.

Selected results of operations for the three months ended June 30, 2013 and 2012, and total assets as of June 30, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,407	3,274	1,853	10,938	-	$19,472

Property operating expenses	876	1,415	455	7,633	3	10,382
Real estate taxes	365	311	197	421	-	1,294
General and administrative costs	20	63	19	61	2,828	2,991

Net operating income/(loss)	2,146	1,485	1,182	2,823	(2,831)	4,805

Depreciation and amortization	1,171	441	463	709	-	2,784

Operating income/(loss)	$975	$1,044	$719	$2,114	$(2,831)	$2,021

As of June 30, 2013:
Total Assets	$125,440	$73,382	$63,008	$127,405	$335,336	$724,571

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended June 30, 2012
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,614	$3,177	$2,018	$4,480	$-	$13,289

Property operating expenses	936	1,278	558	3,500	17	6,289
Real estate taxes	402	333	163	129	-	1,027
General and administrative costs	32	64	200	116	1,236	1,648

Net operating income/(loss)	2,244	1,502	1,097	735	(1,253)	4,325

Depreciation and amortization	1,717	413	472	229	-	2,831

Operating income/(loss)	$527	$1,089	$625	$506	$(1,253)	$1,494

As of December 31, 2012:
Total Assets	$127,043	$68,593	$61,628	$78,205	$384,171	$719,640

Selected results of operations for the six months ended June 30, 2012 and 2011 regarding the Company’s operating segments are as follows:

	For the Six Months Ended June 30, 2013
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$6,845	$6,509	$3,577	$18,680	$-	$35,611

Property operating expenses	1,779	2,866	905	14,094	6	19,650
Real estate taxes	752	497	397	862	-	2,508
General and administrative costs	16	119	12	118	4,950	5,215

Net operating income/(loss)	4,298	3,027	2,263	3,606	(4,956)	8,238

Depreciation and amortization	2,357	873	916	1,320	-	5,466
Operating income/(loss)	$1,941	$2,154	$1,347	$2,286	$(4,956)	$2,772

	For the Six Months Ended June 30, 2012
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,090	$6,275	$3,548	$8,649	$-	$25,562

Property operating expenses	1,762	2,653	1,010	6,902	31	12,358
Real estate taxes	797	666	331	307	-	2,101
General and administrative costs	38	104	201	197	2,758	3,298

Net operating income/(loss)	4,493	2,852	2,006	1,243	(2,789)	7,805

Depreciation and amortization	2,677	820	946	458	-	4,901
Operating income/(loss)	$1,816	$2,032	$1,060	$785	$(2,789)	$2,904

13.	Commitments and Contingencies

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  A hearing on this matter is currently pending.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run and certain ownership interests (the “POAC Interest”) in POAC, our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors were deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covers income taxes, interest and penalties and was required to be made on a "grossed up" basis that effectively results in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, was estimated to be approximately $95.7 million. The POAC/Mill Run Tax Protection Agreements expired on June 26, 2013 and the Company has not recorded any liability in its consolidated balance sheets as the Company believes that the potential liability is remote as of June 30, 2013.

Each of the POAC/Mill Run Tax Protection Agreements imposed certain restrictions upon our Operating Partnership relating to transactions involving the Mill Run Properties and the POAC Properties which could have resulted in taxable income or gain to the Contributors. Our Operating Partnership could not dispose or transfer any of the Mill Run Properties or any of the POAC Properties without first proving that the Operating Partnership possessed the requisite liquidity, including the proceeds from any such transaction, to make any payments that would have come due pursuant to the POAC/Mill Run Tax Protection Agreements. However, our Operating Partnership could have taken the following actions: (i) (A) as to the POAC Properties, commencing with the period one year and thirty-one days following the date of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership could have sold on an annual basis part or all of any of the POAC Properties with an aggregate value of ten percent or less of the total value of the POAC Properties as of the date of contribution (and any amounts of the ten percent value not sold could have been applied to sales in future years); and (B) as to the Mill Run Properties either the same ten percent test as set forth above in (i)(A) with respect to the Mill Run Properties or the sale of the property then known as Designer Outlet Center; and (ii) our Operating Partnership could have entered into a non-recognition transaction with either the consent of the Contributors or an opinion from an independent law or accounting firm advising that it is “more likely than not” that the transaction would not give rise to current taxable income or gain.

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

14. Subsequent Events

Distribution Payment

On July 15, 2013, the distribution for the three-month period ending June 30, 2013 of approximately $5.3 million was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $3.6 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $1.7 million or 32%).

Financings

Hotels Loan Agreement

On July 29, 2013, the Company, through certain subsidiaries, entered into a loan agreement (the “Hotels Loan Agreement”) with Barclays Bank PLC for approximately $15.7 million.  The Hotels Loan Agreement has a term of five years with a maturity date of August 6, 2018, bears interest at 4.94%, and requires monthly principal and interest payments through its stated maturity.

The Hotels Loan Agreement is cross-collateralized by three hotel properties consisting of the HI Auburn and the Arkansas Hotel Portfolio.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Approximately $1.8 million was held in escrow and is reserved for property improvements, repairs and real estate taxes and the Company paid approximately $246 in fees. The remaining financing proceeds of approximately $13.7 million may be used for acquisitions, capital expenditures, working capital and other general corporate funding purposes, including distributions.

CY Parsippany Loan

On August 6, 2013, the Company entered into an $8.0 million loan (the “CY Parsippany Loan”) with M&T Bank. The CY Parsippany Loan has a term of five years with a maturity date of August 1, 2018 , bears interest at Libor plus 3.50% and requires monthly principal and interest through its stated maturity. The CY Parsippany Loan is collateralized by the Courtyard by Marriott Hotel located in Parsippany, New Jersey.

Tender Offer

The Company commenced a tender offer on May 1, 2013, pursuant to which it offered to acquire up to 4.7 million shares of its common stock from the holders (“Holders”) of the shares at a purchase price equal to $10.60 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “Offer”).

On August 6, 2013, the Company completed the Offer repurchasing from the Holders approximately 4.7 million shares for approximately $50 million. The Offer expired at 12:00 Midnight, Eastern Standard Time, on July 15, 2013 and all payments for the shares repurchased were subsequently distributed to the Holders. A total of approximately 5.0 million shares of the Company’s common stock were properly tendered and not withdrawn, of which the Company purchased approximately 4.7 million shares , in accordance with the proration provisions of the Offer, from tendering stockholders at a price of $10.60 per share, or an aggregate amount of approximately $50.0 million.

Distribution Declaration

On August 12, 2014, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2013 to shareholders of record as of September 30, 2013. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including depressed home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets may recover, the value of our properties may decline if current market conditions persist or worsen.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2013	Annualized Revenues based on rents at June 30, 2013	Annualized Revenues per square foot June 30, 2013
Wholly Owned Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	81.4%	$3.7 million	$13.60
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	89.7%	$2.3 million	$14.37
Crowe's Crossing	Stone Mountain, GA	1986	93,728	84.0%	$0.7 million	$9.11
DePaul Plaza	Bridgeton, MO	1985	187,090	81.1%	$1.7 million	$11.04
Everson Pointe	Snellville, GA	1999	81,428	86.5%	$0.8 million	$11.15
		Retail Total	869,266	83.8%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	78.2%	$2.9 million	$10.85
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	75.7%	$1.7 million	$4.71
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	95.8%	$1.1 million	$6.48
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.3 million	$1.21
		Industrial Total	1,287,103	84.5%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2013	Annualized Revenues based on rents at June 30, 2013	Annualized Revenues per unit June 30, 2013
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	95.9%	$7.9 million	$8,118
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	94.7%	$4.0 million	$7,455
		Residential Total	1,585	95.5%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June 30, 2013	Revenue per Available Room through June 30, 2013	Average Daily Rate For the Six Months Ended June 30, 2013
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	52,671	87.1%	$41.26	$47.36

CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	65,703	47.4%	$49.15	$103.79

Courtyard by Marriott Parsippany	Parsippany, New Jersey	2001	27,784	62.3%	$85.38	$136.99

Courtyard Willoughby	Willoughby, Ohio	1999	16,290	77.1%	$90.79	$117.75

FFI DesMoines	West Des Moines, Iowa	1997	18,462	62.8%	$63.53	$101.21

SHS DesMoines	West Des Moines, Iowa	1999	17,557	66.4%	$68.83	$103.61

HI Auburn	Auburn, Alabama	2002	13,448	72.7%	$72.50	$99.72

CY Baton Rouge	Baton Rouge, Lousiana	1997	6,292	76.4%	$82.06	$107.34

RI Baton Rouge	Baton Rouge, Lousiana	2000	5,616	74.1%	$81.90	$110.46

Aloft Rogers	Rogers, Arkansas	2008	1,690	64.3%	$74.36	$115.71

FFI Jonesboro	Jonesboro, Arkansas	2009	1,079	81.6%	$71.73	$87.85

		Hospitality Total	226,592	66.6%	$60.86	$91.41

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2013	Annualized Revenues based on rents at June 30, 2013	Annualized Revenues per square foot June 30, 2013
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	80.6%	$37.0 million	$41.14

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

For the Three Months Ended June 30, 2013 vs. June 30, 2012

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

On January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “HI Auburn”) located in Auburn, Alabama. On May 16, 2013, the Company acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “CY Baton Rouge Hotel” and the “RI Baton Rouge Hotel” , or collectively, the “Baton Rouge Portfolio”) and on June 18, 2013, the Company acquired a portfolio comprised of two hotels, one located in Rogers, Arkansas (the “Aloft Rogers Hotel”) and the other in Jonesboro, Arkansas (the “FFI Jonesboro”), or collectively, the “Arkansas Hotel Portfolio”.

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $6.2 million to $19.5 million for the three months ended June 30, 2013 compared to $13.3 million for the same period in 2012. The increase primarily reflects higher revenues in our Hospitality Segment of $6.5 million and a slight increase in our Multi-Family Residential segment offset by slight decreases in our Industrial and Retail segments. See “Segment Results of Operations for the Three Months Ended June 30, 2013 compared to June 30, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $4.1 million to $10.4 million for the three months ended June 30, 2013 compared to $6.3 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.3 million to $1.3 million for the three months ended June 30, 2013 compared to $1.0 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

General and administrative expenses

General and administrative were increased by approximately $1.4 million to $3.0 million for the three months ended June 30, 2013 compared to $1.6 million the same period in 2012. The increase is primarily attributable to higher acquisition costs offset by bad debt recoveries of approximately $0.2 million in the 2013 period.

Depreciation and Amortization

Depreciation and amortization expense remained flat at $2.8 million for the three months ended June 30, 2013 compared to the same period in 2012.

Mark to market adjustment on derivative financial instruments

During the three months ended June 30, 2013 and 2012, we recorded negative mark to market adjustments on derivative financial instruments of $11 and $5.4 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $0.2 million to $3.4 million for the three months ended June 30, 2013 compared to $3.6 million the same period in 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.8 million to $4.0 million for the three months ended June 30, 2013 compared to $3.2 million for the same period in 2012. The increase is primarily attributable to the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio as well as the timing of certain new borrowings throughout 2012 and 2013.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities was increased by approximately $14.1 million to a gain of $13.8 million for the three months ended June 30, 2013 compared to a loss of $0.3 million the same period in 2012. The increase was primarily attributable to the sale of 156,000 Marco OP Units.

Loss/(income) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million during the three months ended June 30, 2013 compared to income of $88 during the same period in 2012. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II, (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively and (v) the 10.0%, 10.0% and 5.0% interests held by unrelated third parties in each of the CY Baton Rouge, RI Baton Rouge and FFI Jonesboro, respectively.

Segment Results of Operations for the Three Months Ended June 30, 2013 compared to June 30, 2012

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,407	$3,614	$(207)	-5.7%
NOI	2,146	2,244	(98)	-4.4%
Average Occupancy Rate for period	83.5%	85.0%		-1.5%

The following table represents lease expirations for the Retail Segment as of June 30, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	10	25,965	249,806	3.8%	2.9%
2014	16	54,562	694,583	8.0%	8.1%
2015	15	129,160	1,809,098	18.9%	21.2%
2016	13	49,708	689,963	7.3%	8.1%
2017	7	18,650	242,950	2.7%	2.8%
2018	13	93,561	1,484,976	13.6%	17.4%
2019	14	100,624	1,448,249	14.7%	16.9%
2020	5	117,957	982,918	17.2%	11.5%
2021	4	21,128	299,475	3.1%	3.5%
2022	1	45,528	295,932	6.6%	3.5%
Thereafter	1	28,000	346,640	4.1%	4.1%
	99	684,843	8,544,590	100.0%	100.0%

Revenues and NOI decreased slightly for the three months ended June 30, 2013 compared to the same period in 2012 as a result of the decrease in the average occupancy rate.

Multi- Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,274	$3,177	$97	3.1%
NOI	1,485	1,502	(17)	-1.1%
Average Occupancy Rate for period	95.1%	95.3%		-0.2%

Revenues, NOI and the average occupancy rate remained relatively flat for the three months ended June 30, 2013 compared to the same period in 2012.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$1,853	$2,018	$(165)	-8.2%
NOI	1,182	1,097	85	7.7%
Average Occupancy Rate for period	84.3%	83.0%		1.3%

The following table represents lease expirations for our Industrial Segment as of June 30, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	21	180,343	969,627	16.6%	18.2%
2014	29	178,357	1,136,673	16.4%	21.3%
2015	22	307,346	1,740,585	28.3%	32.6%
2016	20	128,852	575,734	11.8%	10.8%
2017	5	249,250	408,282	22.9%	7.6%
2018	5	43,551	509,830	4.0%	9.5%
Thereafter	-	-	-	-	-
	102	1,087,699	5,340,731	100.0%	100.0%

Revenues decreased by $0.2 million for the three months ended June 30, 2013 compared to the same period in 2012. This decrease is primarily attributable to a decrease in average revenue per square foot.

NOI increased by $0.1 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily as a result of the increase in the average occupancy rate.

Hotel Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$10,938	$4,480	$6,458	144.2%
NOI	2,823	735	2,088	284.1%
Average Occupancy Rate for period	73.1%	62.6%		10.5%
Rev PAR	$68.98	$39.89	$29.09	72.9%

The revenues in our Hotel Hospitality Segment increased by approximately $6.5 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase is primarily attributable to the hotel acquisitions noted.

NOI in our Hotel Hospitality Segment increased by $2.1 million for the three months ended June 30, 2013 compared to the same period in 2012. This increase is primarily attributable to the hotel acquisitions noted above.

For the Six Months Ended June 30, 2013 vs. June 30, 2012

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $10.0 million to $35.6 million for the six months ended June 30, 2013 compared to $25.6 million for the same period in 2012. The increase is primarily attributable to higher revenues in our Hospitality Segment of $10.0. See “Segment Results of Operations for the Six months Ended June 30, 2013 compared to June 30, 2012” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $7.3 million to $19.7 million for the six months ended June 30, 2013 compared to $12.4 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.4 million to $2.5 million for the six months ended June 30, 2013 compared to $2.1 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

General and administrative expenses

General and administrative were increased by approximately $1.9 million to $5.2 million for the six months ended June 30, 2013 compared to $3.3 million the same period in 2012. The increase is primarily attributable to higher acquisition costs during the 2013 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.6 million to $5.5 million for the six months ended June 30, 2013 compared to $4.9 million the same period in 2012. The increase was due to the hotel acquisitions noted above.

Mark to market adjustment on derivative financial instruments

During the six months ended June 30, 2013 and 2012, we recorded negative mark to market adjustments on derivative financial instruments of $1.5 million and $13.1 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $0.3 million to $6.9 million for the six months ended June 30, 2013 compared to $7.2 million the same period in 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.5 million to $8.0 million for the six months ended June 30, 2013 compared to $6.5 million for the same period in 2012. The increase is primarily attributable to the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio as well as the timing of certain new borrowings throughout 2012 and 2013.

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities was increased by approximately $14.2 million to a gain of $13.8 million for the six months ended June 30, 2013 compared to a loss of $0.4 million the same period in 2012. The increase was primarily attributable to the sale of 156,000 Marco OP Units.

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

Loss/(income) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in investments in unconsolidated affiliated real estate entities which consists of our investments in 1407 Broadway, GPH and LVH. Our loss from investments in unconsolidated affiliated real estate entities was $1.8 million during the six months ended June 30, 2013 compared to income of $171 during the same period in 2012. See Note 4 for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively and (v) the 10%, 10% and 5% interests held by unrelated third parties in each of the CY Baton Rouge, RI Baton Rouge and FFI Jonesboro, respectively.

Segment Results of Operations for the Six Months Ended June 30, 2013 compared to June 30, 2012

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$6,845	$7,090	$(245)	-3.5%
NOI	4,298	4,493	(195)	-4.3%
Average Occupancy Rate for period	84.0%	84.8%		-0.8%

Revenues and NOI decreased by approximately $0.2 million for the six months ended June 30, 2013 compared to the same period in 2012. This decrease is primarily attributable to a decrease in the average occupancy rate.

Multi- Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$6,509	$6,275	$234	3.7%
NOI	3,027	2,852	175	6.1%
Average Occupancy Rate for period	95.1%	95.1%		0.0%

Revenues and NOI increased by approximately $0.2 million for the six months ended June 30, 2013 compared to the same period in 2012. This increase is primarily attributable to an increase in the average revenue per square foot for the 2013 period.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,577	$3,548	$29	0.8%
NOI	2,263	2,006	257	12.8%
Average Occupancy Rate for period	83.6%	82.7%		0.9%

Revenues increased slightly for the six months ended June 30, 2013 compared to the same period in 2012. This increase is primarily attributable to an increase in the average occupancy rate.

NOI increased by $0.3 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily as a result of the increase in the average occupancy rate.

Hotel Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$18,680	$8,649	$10,031	116.0%
NOI	3,606	1,243	2,363	190.1%
Average Occupancy Rate for period	66.6%	56.7%		9.9%
Rev PAR	$60.86	$34.72	$26.14	75.3%

The revenues in our Hotel Hospitality Segment increased by approximately $10.0 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase in the 2013 period is primarily attributable to the hotel acquisitions noted above.

NOI in our Hotel Hospitality Segment increased by $2.4 million for the six months ended June 30, 2013 compared to the same period in 2012. This increase is primarily attributable to the hotel acquisitions noted above.

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

We currently have $250.5 million of outstanding mortgage debt, a $19.9 million line of credit and a $22.3 million margin loan. Additionally, we have approximately $22.0 million available to us under a construction loan for a property currently under development and $30.8 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2013, our total borrowings of $292.7 million represented 71% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Acquisition fees	$940	$23	$1,256	$57
Asset management fees	637	576	1,258	1,149
Property management fees	433	364	855	720
Development fees and leasing commissions	415	37	789	144
Total	$2,425	$1,000	$4,158	$2,070

As of June 30, 2013, we had approximately $72.5 million of cash and cash equivalents on hand and $154.4 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash flows provided by operating activities	$7,107	$10,126
Cash flows used in investing activities	(28,103)	(16,778)
Cash flows (used in)/provided by financing activities	(5,335)	4,772
Net change in cash and cash equivalents	(26,331)	(1,880)

Cash and cash equivalents, beginning of the period	98,805	31,525
Cash and cash equivalents, end of the period	$72,474	$29,645

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

Operating activities

Net cash flows provided by operating activities of $7.1 million for the six months ended June 30, 2013 consists of the following:

•	cash inflows of approximately $6.8 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash outflows of approximately $0.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $28.1 million for the six months ended June 30, 2013 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $72.7 million;

•	payments on loans due to affiliates of $2.3 million;

•	funding back for the collateral requirement on our Marco OP Units Collar of approximately $4.5 million;

•	proceeds from the disposition of GPH of approximately $1.2 million;

•	collections on mortgages receivable of $19.6 million;

•	net proceeds from the sale and purchase of marketable securities of $34.4 million; and

•	contributions to 1407 Broadway of approximately $12.6 million

Financing activities

The net cash used by financing activities of approximately $5.3 million for the six months ended June 30, 2013 is primarily related to the following:

•	distributions to our common shareholders of $7.2 million and common share redemptions of $1.9 million made pursuant to our share redemption program;

•	distributions to our noncontrolling interests of $6.0 million;

•	contributions from our noncontrolling interests of $1.5 million

•	issuance of note receivable to affiliates of $4.7 million

•	net payments on our notes payable of $21.1 million and net proceeds from mortgage financing of $35.3 million; and

•	debt principal payments $1.3 million;

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

Houston Extended Stay Hotels

The two loans secured by the Houston Extended Stay Hotels were scheduled to mature on June 16, 2013.  The loans allowed for the Company to request two, one-year extensions of the loans and the lender is required to grant the extensions as long as the loans are not in default. The Company made the requests in April 2013 and the loan maturity date was extended to June 2014.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2013.

Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Mortgage Payable	$54,061	$35,042	12,169	$106,387	$42,829	$-	$250,488
Interest Payments[1,2]	5,195	10,132	8,305	5,166	520	-	29,318

Total Contractual Obligations	$59,256	$45,174	$20,474	$111,553	$43,349	$-	$279,806

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of June 30, 2013 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $42.2 million as of June 30, 2013, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows the Company to designate properties as collateral that allow the Company to borrow up to 60% of the loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard by Marriott located in Willoughby, Ohio and both the Fairfield Inn & Suites by Marriott and the SpringHill Suites by Marriott located in West Des Moines, Iowa. The outstanding balance of the Revolving Credit Facility was $14.2 million as of June 30, 2013 and the remaining amount available under the Revolving Credit Facility was $30.8 million.

During the second quarter of 2012, we commenced construction of a residential project (the “2nd Street Project”) which is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in the third quarter of 2014. On September 28, 2012 we entered into a construction loan (the “Construction Loan”) providing up to $51.0 million to fund the costs of development and construction of the 2nd Street Project. The outstanding balance of the Construction Loan was $29.0 million as of June 30, 2013. As of June 30, 2013, the remaining amount available under the Construction Loan was $22.0 million which we believe will be sufficient to fund the remaining anticipated costs related to the development and construction of the 2nd Street Project.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $0.5 and $1.1 million of default interest was accrued during the three and six months ended June 30, 2013 pursuant to the terms of the loan agreement and $1.8 million and $0.7 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss)/income	$16,227	$(3,251)	$14,472	$21,556
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,784	2,831	5,466	4,901
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	679	674	1,360	1,391
Adjustments to equity in earnings from unconsolidated entities, net	-	168	5,210	201
Gain on disposal of investment property	(363)	-	(363)	-
Gain on disposal of unconsolidated affiliated real estate entities	-	-	(1,200)	(30,287)
Discontinued operations:
Depreciation and amortization of real estate assets	-	54	-	121
		-		-
FFO	19,327	476	24,945	(2,117)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	1,597	55	2,071	158
Amortization of above or below market leases and liabilities(2)	(80)	(135)	(160)	(177)
Gain on debt extinguishment	-	-	(3,672)	-
Accretion of discounts and amortization of premiums on debt investments	(433)	(543)	(1,057)	(1,062)
Mark-to-market adjustments(3)	11	5,410	1,510	13,064
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
(Gain)/loss on sale of marketable securities	(13,806)	316	(13,817)	398
MFFO	6,616	5,579	9,820	10,264
Straight-line rent(5)	$(48)	$(360)	$(48)	$(479)
MFFO - IPA recommended format(6)	$6,568	$5,219	$9,772	$9,785

Net (loss)/income	$16,227	$(3,251)	$14,472	$21,556
Less: loss attributable to noncontrolling interests	(1,221)	(153)	(1,484)	(2,857)
Net (loss)/income applicable to company's common shares	$15,006	$(3,404)	$12,988	$18,699
Net (loss)/income per common share, basic and diluted	$0.50	$(0.11)	$0.43	$0.63

FFO	$19,327	$476	$24,945	$(2,117)
Less: FFO attributable to noncontrolling interests	(1,280)	(214)	(1,578)	(408)
FFO attributable to company's common shares	$18,047	$262	$23,367	$(2,525)
FFO per common share, basic and diluted	$0.60	$0.01	$0.78	$(0.08)

MFFO - IPA recommended format	$6,568	$5,219	$9,772	$9,785
Less: MFFO attributable to noncontrolling interests	(298)	(238)	(496)	(499)
MFFO attributable to company's common shares	$6,270	$4,981	$9,276	$9,286

Weighted average number of common shares outstanding, basic and diluted	30,152	29,902	30,137	29,875

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $593 and $1,776 of default interest incurred and unpaid during the three and six months ended June 30, 2013, consisting of (i) $577 and $593 for the three and six months ended June 30,1 2013, respectively related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $606 for the six months ended June 30, 2013, representing our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation after taking into consideration allocations to noncontrolling interests would increase MFFO for the three and six months ended June 30, 2013 to $6,866 and $11,036, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
June 30, 2013

FFO	$69,590
Distributions	$116,668

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date June 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions
Date distribution declared			May 10, 2013		March 22, 2013

Date distribution paid			July 15, 2013		April 15, 2013

Distributions paid	$7,159		$3,595		$3,564
Distributions reinvested	3,310		1,670		1,640
Total Distributions	$10,469		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$7,107	68%	$3,595	68%	$2,197	42%
Excess cash	52	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	3,310	32%	1,670	32%	1,640	32%
Total Sources	$10,469	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$7,107		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	295		149		146

	Year to Date June 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions
Date distribution declared			May 14, 2012		March 30, 2012

Date distribution paid			July 13, 2012		April 13, 2012

Distributions paid	$7,001		$3,547		$3,454
Distributions reinvested	3,432		1,678		1,754
Total Distributions	$10,433		$5,225		$5,208

Source of distributions:
Cash flows provided by operations	$7,001	67%	$3,547	68%	$3,454	66%
Excess cash	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	3,432	33%	1,678	32%	1,754	34%
Total Sources	$10,433	100%	$5,225	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$10,126		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	338		165		173

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of June 30, 2013, our net tangible book value per share was $12.42. The offering price of shares under our DRIP at June 30, 2013 was $11.21.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2013, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of June 30, 2013, we held various marketable securities with a fair value of approximately $154.4 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 of our Marco OP Units. As of June 30, 2013, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately $15.4 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of June 30, 2013:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$54,061	$35,042	$12,169	$106,387	$42,829	$-	$250,488	$248,354

Marco OP Units Collar:

Notional Amount	527,803	Units						$25,969

Average Cap (Highest)	$107.73
Average Floor (Lowest)	$90.32

As of June 30, 2013, approximately $66.6 million, or 27%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of June 30, 2013, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.5 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, loans due to affiliates and the notes payable approximated their fair values as of June 30, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of June 30, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$250.5	$248.4	$215.5	$216.3

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2013, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture. A hearing on this matter is currently pending.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 13, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

