Form 10-Q
period 2013-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2013-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐  No ☑

As of November 8, 2013, there were approximately 25.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)
Assets

Investment property at cost	$458,189	$353,405
Less accumulated depreciation	(34,174)	(27,111)
	424,015	326,294
Investment in unconsolidated affiliated real estate entity	10,550	-
Cash and cash equivalents	38,687	98,805
Marketable securities, available for sale	145,505	186,430
Restricted escrows	39,550	44,639
Tenant accounts receivable (net of allowance for doubtful accounts of $531 and $260, respectively)	3,745	2,656
Mortgages receivable	5,341	23,876
Intangible assets, net	3,172	3,794
Interest receivable from related parties	281	2,230
Prepaid expenses and other assets	17,878	14,342
Assets held for sale	16,739	16,574
Total Assets	$705,463	$719,640
Liabilities and Stockholders' Equity
Mortgages payable	$294,584	$208,600
Notes payable	41,783	63,293
Accounts payable, accrued expenses and other liabilities	40,508	42,678
Due to sponsor	1,608	1,021
Loans due to affiliates	-	2,340
Tenant allowances and deposits payable	1,641	1,434
Distributions payable	4,827	5,305
Deferred rental income	1,161	857
Acquired below market lease intangibles, net	1,342	1,552
Liabilities held for sale	7,076	7,404
Total Liabilities	394,530	334,484

Commitments and contingencies (See Note 13)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,533 and 30,049 shares issued and outstanding, respectively	255	300
Additional paid-in-capital	218,655	266,115
Accumulated other comprehensive income	31,920	50,207
Accumulated surplus	28,645	27,877
Total Company's stockholders' equity	279,475	344,499
Noncontrolling interests	31,458	40,657
Total Stockholders' Equity	310,933	385,156
Total Liabilities and Stockholders' Equity	$705,463	$719,640

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income	$16,941	$9,462	$42,805	$25,887
Tenant recovery income	1,385	1,266	4,035	4,097
Other service income	2,060	1,633	6,959	6,217

Total revenues	20,386	12,361	53,799	36,201

Expenses:
Property operating expenses	12,116	6,653	30,779	18,203
Real estate taxes	1,274	1,050	3,587	3,057
General and administrative costs	3,326	1,645	8,549	4,938
Depreciation and amortization	3,342	2,375	8,532	7,009
Total operating expenses	20,058	11,723	51,447	33,207

Operating income	328	638	2,352	2,994

Other income, net	278	406	1,308	1,146
Mark to market adjustment on derivative financial instruments	4,670	1,819	3,160	(11,245)
Interest and dividend income	1,668	3,724	8,593	10,956
Interest expense	(4,473)	(3,163)	(12,247)	(9,412)
(Loss)/gain on sale of marketable securities (includes (gain)/loss of ($21), $11, ($11,133) and $22, respectively, accumulated other comprehensive income reclassifications)	(14)	490	13,803	92
Bargain purchase gain	-	4,800	-	4,800

Gain on disposition of unconsolidated affiliated real estate entities	-	-	1,200	30,287
Income/(loss) from investments in unconsolidated affiliated real estate entities	142	182	(1,656)	353
Net income from continuing operations	2,599	8,896	16,513	29,971

Net income from discontinued operations	422	2,265	980	2,746
Net income	3,021	11,161	17,493	32,717

Less: net loss/(income) attributable to noncontrolling interests	46	(600)	(1,438)	(3,457)

Net income attributable to Company's common shares	$3,067	$10,561	$16,055	$29,260

Basic and diluted net income per Company's common share:
Continuing operations	$0.09	$0.27	$0.52	$0.89
Discontinued operations	0.02	0.08	0.03	0.09

Net income per Company’s common share, basic and diluted	$0.11	$0.35	$0.55	$0.98
Weighted average number of common shares outstanding, basic and diluted	27,395	29,958	29,213	29,903

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$3,021	$11,161	$17,493	$32,717

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(8,251)	(648)	(8,631)	22,315
Reclassification adjustment for (gain)/loss included in net income	(21)	11	(11,133)	22

Other comprehensive (loss)/income	(8,272)	(637)	(19,764)	22,337

Comprehensive (loss)/income	(5,251)	10,524	(2,271)	55,054

Less: Comprehensive loss/(income) attributable to noncontrolling interests	660	(402)	39	(4,948)

Comprehensive (loss)/income attributable to Company's common shares	$(4,591)	$10,122	$(2,232)	$50,106

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Surplus	Total Noncontrolling Interests	Total Equity
BALANCE, December 31, 2012	30,049	$300	$266,115	$50,207	$27,877	$40,657	$385,156

Net income	-	-	-	-	16,055	1,438	17,493
Other comprehensive loss	-	-	-	(18,287)	-	(1,477)	(19,764)

Distributions declared	-	-	-	-	(15,287)	-	(15,287)
Distributions paid to noncontrolling interests	-	-	-	-	-	(7,751)	(7,751)
Contributions received from noncontrolling interests	-	-	-	-	-	1,707	1,707
Redemption and cancellation of shares	(4,975)	(50)	(52,428)	-	-	-	(52,478)
Shares issued from distribution reinvestment program	459	5	4,968	-	-	-	4,973
Notes receivable issued to non controlling interests	-	-	-	-	-	(697)	(697)
Redemption of Series A Preferred Units	-	-	-	-	-	(43,516)	(43,516)
Repayment of notes receivable from non controlling interests	-	-	-	-	-	41,097	41,097

BALANCE, September 30, 2013	25,533	$255	$218,655	$31,920	$28,645	$31,458	$310,933

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,493	$32,717
Less net income – discontinued operations	980	2,746
Net income – continuing operations	16,513	29,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,532	7,009
Mark to market adjustment on derivative financial instruments	(3,160)	11,245
Gain on sale of marketable securities	(13,803)	(92)
Gain on disposition of unconsolidated affiliated real estate entities	(1,200)	(30,287)
Bargain purchase gain	-	(4,800)
Loss/(income) from investments in unconsolidated affiliated real estate entities	1,656	(353)
Other non-cash adjustments	(1,423)	(1,546)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	3,285	1,207
Increase in tenant and other accounts receivable	(1,225)	(454)
Increase in tenant allowance and security deposits payable	389	36
Increase in accounts payable and accrued expenses	3,304	2,486
Decrease/(increase) in due to Sponsor	587	(325)
Decrease/(increase) in deferred rental income	304	(413)
Net cash provided by operating activities – continuing operations	13,759	13,684
Net cash provided by operating activities – discontinued operations	1,394	1,549
Net cash provided by operating activities	15,153	15,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(112,718)	(16,875)
Purchase of noncontrolling interest in a subsidiary	-	(560)
Purchase of marketable securities	(5,683)	(6,983)
Payments on note payable	(2,340)	(60)
Contributions to investment in unconsolidated affiliated real estate entities	(12,639)	(106)
Collections on mortgages receivable	19,592	85
Proceeds from sale of marketable securities	40,647	15,794
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	1,200	-
Distribution from investments in unconsolidated affiliated real estate entities	-	146
Deposit for purchase of real estate, net of refunds	2,250	2,400
Release/(funding) of restricted escrows	4,454	(21,141)
Net cash used in investing activities – continuing operations	(65,237)	(27,300)
Net cash (used in)/provided by investing activities – discontinued operations	(449)	7,114
Net cash used in investing activities	(65,686)	(20,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(2,039)	(13,451)
Payment of loan fees and expenses	(1,170)	(2,616)
Redemption and cancellation of common stock	(52,478)	(3,014)
Proceeds from mortgage financings	88,022	12,000
Net payments on notes payable	(21,510)	18,647
Notes receivable from noncontrolling interests	(697)	-
Redemption of Series A Preferred Units	(43,516)	-
Repayment of notes receivable from non controlling interests	41,097	-
Contributions received from noncontrolling interests	1,707	6,732
Contribution to discontinued operations	-	384
Distributions paid to noncontrolling interests	(7,751)	(5,944)
Distributions paid to Company's common stockholders	(10,792)	(10,731)
Net cash (used in)/provided by financing activities – continuing operations	(9,127)	2,007
Net cash used in financing activities – discontinued operations	(458)	(7,135)
Net cash used in financing activities	(9,585)	(5,128)

Net change in cash and cash equivalents	(60,118)	(10,081)
Cash and cash equivalents, beginning of period	98,805	31,525
Cash and cash equivalents, end of period	$38,687	$21,444

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,050	8,900
Distributions declared	$15,287	15,721
Value of shares issued from distribution reinvestment program	$4,973	5,259
Issuance of note payable in exchange for remaining interest
in CP Boston Joint Venture	$-	2,400
Non-cash purchase of investment property	$4,164	1,713
Satisfaction of Promissory Note in exchange for
Courtyard - Parsippany	$-	9,300

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.0% interest as of September 30, 2013.

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

As of September 30, 2013, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 5 retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 6 multi-family residential properties containing a total of 1,585 units, and 14 hotel hospitality properties containing a total of 1,850 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of September 30, 2013, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84.0%, 69.4%, 94.4% and 81.4% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $64.27 and occupancy was 68.8%, respectively for the nine months ended September 30, 2013.

During the third quarter of 2013, the Company’s two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) met the criteria to be classified as held for sale. The operating results of the Houston Extended Stay Hotels are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels are classified as held for sale in the Consolidated Balance Sheets for all periods presented.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Partial Redemption of Series A Preferred Units and Partial Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime” and collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which secured by their Series A Preferred Units and Common Units. As a result the remaining outstanding notes receivable due from the Contributing Parties was approximately $47.4 million, which must be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release does not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units and Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, are no longer be entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at a annual rate of 4.00%, no longer accrue interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

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

4.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	September 30, 2013	December 31, 2012
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$10,550	$-
Total investment in unconsolidated affiliated real estate entity			$10,550	$-

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the nine months ended September 30, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was placed into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the nine months ended September 30, 2013 include (i) an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.6 million of earnings representing its pro rata share of 1407 Broadway’s net income for the nine months ended September 30, 2013.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenue	$9,907	$9,521	$28,850	$27,795

Property operating expenses	7,674	7,444	21,690	20,432
Depreciation and amortization	1,494	1,459	4,269	4,298
Operating income	739	618	2,891	3,065

Interest expense and other, net	(648)	(1,037)	(3,519)	(3,074)

Gain on debt extinguishment	-	-	7,494	-

Net income (loss)	$91	$(419)	$6,866	$(9)

Company's share of net income/(loss) (49%)*	$142	$-	$(1,656)	$-

* The nine months ended September 30, 2013 includes an adjustment of $5,210 for previously unrecorded losses.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	September 30, 2013	December 31, 2012

Real estate, at cost (net)	$111,003	$107,151
Intangible assets	296	441
Cash and restricted cash	23,099	11,801
Other assets	17,232	15,972

Total assets	$151,630	$135,365

Mortgage payable	$126,000	$127,250
Other liabilities	13,571	19,774
Member capital/(deficit)	12,059	(11,659)

Total liabilities and members' capital/(deficit)	$151,630	$135,365

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the period indicated:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2012

Operating Loss	$-	$-
Interest income and other, net	27	151
Income from investment in unconsolidated affiliated entity	363	435
Net income	$390	$586
Company's share of net income (40.0%)	$156	$234

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

LVH Financial Information

The following table represents the unaudited condensed income statement for LVH for the period indicated:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Interest income and other, net	$50	$214

Income from investment in unconsolidated affiliated entity	15	84

Net income	$65	$298

Company's share of net income (40.0%)	$26	$119

5.	Acquisitions

Florida Hotel Portfolio

On August 30, 2013, the Company, through subsidiaries, completed the portfolio acquisition of (i) a 126-room limited service hotel which operates as a Hampton Inn, located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room select service hotel which operates as a Hampton Inn & Suites, located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, and collectively the “Florida Hotel Portfolio”), from certain limited liability companies controlled by the same seller, an unrelated third party.

The aggregate purchase price paid for the Florida Hotel Portfolio was approximately $30.8 million, net of $0.2 million of working capital adjustments. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 2.75% of the contractual purchase price or approximately $853.

The acquisition was funded with available cash and $19.9 million from the Revolving Credit Facility.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

We established a separate taxable REIT subsidiary (“TRS”) for both the Hampton Inn - Miami and the Hampton Inn & Suites – Fort Lauderdale, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company for the management of the respective hotel. Additionally, each respective TRS entered into a 15-year franchise agreement with Hampton Inns Franchise LLC, pursuant to which the Hampton Inn - Miami and the Hampton Inn & Suites - Fort Lauderdale, respectively, will continue to operate as a “Hampton Inn” and a “Hampton Inn & Suites,” respectively, commencing on August 30, 2013.

The acquisition of the Florida Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Florida Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $5.4 million was allocated to land and improvements, $24.3 million was allocated to building and improvements, and $1.1 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the Florida Hotel Portfolio as of the closing of the acquisition was approximately 9.4%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Arkansas Hotel Portfolio

On June 18, 2013, the Company, through LVP FFI Jonesboro Holdings LLC, a joint venture subsidiary of our Operating Partnership, and LVP Rogers Holdings LLC completed the portfolio acquisition of (i) a 95.0% ownership interest in a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott, located in Jonesboro, Arkansas (the Fairfield Inn - Jonesboro, and (ii) a 100.0% ownership interest in a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel, located in Rogers, Arkansas (the “Aloft – Rogers”, and collectively, the “Arkansas Hotel Portfolio”), from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5.0% ownership interest in the Fairfield Inn - Jonesboro was acquired by FFIJ LLC, an unrelated third party.

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

We established a separate TRS for both the Fairfield Inn - Jonesboro and the Aloft - Rogers, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company for the management of the respective hotel. The management company for the Fairfield Inn - Jonesboro is controlled by the 5.0% minority owner of the hotel. Additionally, each respective TRS entered into a 20-year franchise agreement with Marriott and Starwood, pursuant to which the Fairfield Inn - Jonesboro and the Aloft - Rogers, respectively, will continue to operate as a “Fairfield Inn & Suites by Marriott” and a “Starwood Hotel Group Aloft Hotel”, respectively, commencing on June 18, 2013.

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

Baton Rouge Hotel Portfolio

On May 16, 2013, the Company, through LVP CY Baton Rouge Holdings LLC and LVP RI Baton Rouge Holdings, LLC, both joint venture subsidiaries of our Operating Partnership, completed the portfolio acquisition of 90.0% ownership interests in two limited service hotels with an a total of 229 rooms (the “Baton Rouge Hotel Portfolio”), which operate as Courtyard by Marriott and Residence Inn by Marriott, both in Baton Rouge, Louisiana, which we refer to as the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 10.0% ownership interests were acquired by PR Baton Rouge Property Partners LLC, for the Courtyard - Baton Rouge and Rouge Property Residence Inn Partners LLC, for the Residence Inn - Baton Rouge, both unrelated third parties.

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

We established a separate TRS for both the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, each TRS entered into a 20-year franchise agreement with Marriott, pursuant to which the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge will continue to operate as a “Courtyard by Marriott” and a “Residence-Inn by Marriott,” respectively, commencing on May 16, 2013.

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

Holiday Inn - Auburn

On January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama, from Inkbridge Acquisitions, LLC, an unrelated third party, for aggregate cash consideration of approximately $5.7 million, excluding closing and other related transaction costs. The acquisition of the Holiday Inn Express - Auburn was funded from cash. Additionally, in connection with the acquisition of the Holiday Inn Express- Auburn, the Company’s Advisor received an aggregate acquisition fee equal to 2.75% of the aggregate acquisition price, or approximately $0.2 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The acquisition of the Holiday Inn Express - Auburn was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Holiday Inn Express - Auburn has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $0.6 million was allocated to land, $4.3 million was allocated to building and improvements, and $0.8 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Holiday Inn Express - Auburn as of the closing of the acquisition was 14.2%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company established a TRS for the Holiday Inn Express - Auburn which has entered into an operating lease agreement for the respective hotel. At closing, the TRS entered into a separate management agreement with an unrelated third party for the management of the respective hotel.

Financial Information

The following table provides the total amount of rental revenue and net loss included in the Company’s consolidated statements of operations from the Holiday Inn Express - Auburn, the Baton Rouge Hotel Portfolio, the Arkansas Hotel Portfolio and the Florida Hotel Portfolio since their respective dates of acquisition for the period indicated:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Rental revenue	$3,920	$6,137
Net loss	$(1,286)	$(2,516)

The following table provides unaudited pro forma results of operations for the period indicated, as if the Holiday Inn Express - Auburn, the Baton Rouge Hotel Portfolio, the Arkansas Hotel Portfolio and the Florida Hotel Portfolio had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma rental revenue	$21,438	$17,559	$61,829	$52,810
Pro forma net income	$2,980	$11247	$17,866	$31,908

Pro forma net income per Company's common share, basic and diluted	$0.11	$0.38	$0.61	$1.07

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$2	$-	$9
Marco OP Units and Marco II OP Units	62,022	35,697	-	97,719
Corporate Bonds and Preferred Equities	40,174	920	(1,298)	39,796
Mortgage Backed Securities ("MBS")	8,238	-	(257)	7,981
Total	$110,441	$36,619	$(1,555)	$145,505

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,291	-	128,882
Corporate Bonds and Preferred Equities	43,765	1,924	(317)	45,372
MBS	12,238	35	(102)	12,171
Total	$131,601	$55,250	$(421)	$186,430

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). During the second quarter of 2013 the Company sold 156,000 Marco OP units with a cost basis of approximately $13.6 million for gross proceeds of approximately $27.5 million and realized a gain of approximately $13.9 million, which is included in gain/(loss) on sale of marketable securities, for the nine months ended September 30, 2013 on the consolidated statements of operations.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended September 30, 2013 and 2012, the Company did not recognize any impairment charges. As of September 30, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the nine months ended September 30, 2013, the Company realized $13.8 million of gross gains related primarily to the sale of 156,000 Marco OP units and for the three and nine months ended September 30, 2012 the Company realized $0.5 million and $0.1 million of gross gains, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.03% as of September 30, 2013) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $21.9 million and $38.3 million as of September 30, 2013 and December 31, 2012, respectively, and is included in Notes Payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expired on September 14, 2013 and was extended to December 14, 2013, but may be extended at the option of the Borrower for an additional one year subject to lender’s approval. The Line of Credit bears interest at Libor plus 3.00%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The amount outstanding under the Line of Credit is $19.9 million as of both September 30, 2013 and December 31, 2012 and is included in Notes Payable on the consolidated balance sheets.

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

The initial collateral requirement was approximately $6.9 million and is subject to change based on changes in the share price of Simon stock.  The hedge cost $5.6 million, or $10.70 per share, and expires in December 2013. The dividends, if any, on the hedged shares continue to accrue to the Company, however Morgan Stanley has the right to adjust the put strike price for any future increases in the dividend declared by Simon Inc. and as of September 30, 2013, the strike price of the calls was adjusted to $107.38 per share.

The hedges were classified as fair value hedges and initially recorded on the consolidated balance sheets under prepaid and other assets with changes in the fair value of the hedge reported on the consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the fair value of the hedges was a liability of $21.2 million and $24.2 million, respectively, recorded on the consolidated balance sheets under accounts payable and accrued expenses and the collateral requirement was approximately $23.4 million and $25.4 million, respectively. The collateral is recorded on the consolidated balance sheets under restricted escrows. For the three and nine months ended September 30, 2013, a gain of $4.7 million and $3.0 million, respectively, and for the three and nine months ended September 30, 2012, a gain of $2.0 million and a loss of $11.1 million, respectively, was recorded within the consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$23,494	$-	$-	$23,494

Marketable Securities:
Equity Securities, primarily REITs	$9	$-	$-	$9
Marco OP Units and Marco II OP Units	-	97,719	-	97,719
Corporate Bonds and Preferred Equities	-	39,796	-	39,796
MBS	-	7,981	-	7,981
Total	$9	$145,496	$-	$145,505

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(21,240)	$-	$(21,240)
Total	$-	$(21,240)	$-	$(21,240)

	Fair Value Measurement Using
As of December 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents (money market accounts)	$85,028	$-	$-	$85,028

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP Units and Marco II OP Units	-	128,882	-	128,882
Corporate Bonds		45,372		45,372
MBS	-	12,171	-	12,171
Total	$5	$186,425	$-	$186,430

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(24,215)	$-	$(24,215)
Total	$-	$(24,215)	$-	$(24,215)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2013	Maturity Date	Amount Due at Maturity	September 30, 2013	December 31, 2012

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,138	$39,687	$40,065

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,909	27,182

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	52,173	52,173	52,711

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	26,820	27,118

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,936	25,256

2nd Street Project	Libor + 3.50%	3.63%	September 2016	37,343	37,343	13,500

Crowe’s Crossing	5.44%	5.44%	September 2015	5,688	5,856	5,917

DePaul Plaza	Libor + 3.00%	3.20%	September 2017	11,147	12,000	12,000

Courtyard - Parsippany	Libor + 3.50%	3.69%	August 2018	7,126	7,987	-

Everson Pointe	Prime + 1% with a 5.85% floor	5.85%	December 2015	4,418	4,740	4,851

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,356	-

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,700	-

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.22%	May 2016	34,077	34,077	-

Total mortgages payable		5.94%		$285,656	$294,584	$208,600

Libor as of September 30, 2013 and December 31, 2012 was 0.18% and 0.21%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of September 30, 2013 including, the Houston Extended Stay Hotels debt of approximately $6.5 million classified within liabilities held for sale (see Note 8 for additional information) in the Consolidated Balance Sheets:

Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
$53,033	$35,488	$12,641	$135,055	$43,380	$21,477	$301,074

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $14.4 million and $9.4 million were held in restricted escrow accounts as of September 30, 2013 and December 31, 2012, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Additionally, approximately $7.0 million of cash collateral required for the 2nd Street Project mortgage loan was held in restricted escrows as of December 31, 2012. The $7.0 million was released during the first quarter of 2013 and no cash collateral was held in escrow as of September 30, 2013. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Financings

Promissory Note

On July 29, 2013, the Company, through certain subsidiaries, entered into a promissory note (the “Promissory Note”) with Barclays Bank PLC for approximately $15.7 million.  The Promissory Note has a term of five years with a maturity date of August 6, 2018, bears interest at 4.94%, and requires monthly principal and interest payments of approximately $91 through its stated maturity.

The Promissory Note is cross-collateralized by three hotel properties consisting of the Holiday Inn Express - Auburn and the Arkansas Hotel Portfolio.

At closing, approximately $1.8 million was held in escrow and reserved for property improvements, repairs and real estate taxes.

Courtyard Parsippany Loan

On August 6, 2013, the Company entered into an $8.0 million loan (the “Courtyard Parsippany Loan”) with M&T Bank. The Courtyard Parsippany Loan has a term of five years with a maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest through its stated maturity. The Courtyard Parsippany Loan is collateralized by the Courtyard - Parsippany.

In connection with the acquisition of the Courtyard - Baton Rouge, a $6.5 million mortgage due May 2017 with an interest rate of 5.56% was assumed.

On April 18, 2013, the Company entered into a $45.0 million revolving credit facility (the “Revolving Credit Facility”) with GE Capital Franchise Finance. The Revolving Facility bears interest at Libor plus 4.95% (5.23% as of September 30, 2013) and provides a line of credit over the next three years, with two, one-year options to extend. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of September 30, 2013 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $0.5 and $1.7 million of default interest was accrued during the three and nine months ended September 30, 2013 pursuant to the terms of the loan agreement and is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

8.	Assets and Liabilities Held for Sale, Assets and Liabilities Disposed of and Discontinued Operations

During the third quarter of 2013, the Houston Extended Stay Hotels met the criteria to be classified as held for sale. The operating results of the Houston Extended Stay Hotels are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels are classified as held for sale in the Consolidated Balance Sheets for all periods presented.

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

The following summary presents the operating results of the Houston Extended Stay Hotels and Brazos included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$1,199	$991	$3,397	$3,313

Operating expenses	684	691	2,134	2,228

Operating income	515	300	1,263	1,085

Interest expense	(93)	(133)	(283)	(570)
Other income, net	-	-	-	133
Gain on disposition	-	2,098	-	2,098

Net income from discontinued operations	$422	$2,265	$980	$2,746

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

	As of	As of
	September 30, 2013	December 31, 2012

Net investment property	$16,505	$16,438
Tenant accounts receivable	184	59
Prepaid expenses and other assets	50	77

Total assets held for sale	$16,739	$16,574

Mortgages payable	$6,490	$6,884
Accounts payable and accrued expenses	546	498
Deferred rental income	40	22

Total liabilities held for sale	$7,076	$7,404

The mortgages payable included in liabilities held for sale are comprised of the two loans secured by the Houston Extended Stay Hotels that are scheduled to mature on June 16, 2014..

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

9.	Equity

Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was insignificant and, therefore, diluted net income per share is equivalent to basic net income per share.

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

On August 6, 2013, the Company completed the Offer repurchasing from the Holders approximately 4.7 million shares for approximately $50.0 million. The Offer expired at 12:00 Midnight, Eastern Standard Time, on July 15, 2013 and all payments for the shares repurchased were subsequently distributed to the Holders. A total of approximately 5.0 million shares of the Company’s common stock were properly tendered and not withdrawn, of which the Company purchased approximately 4.7 million shares , in accordance with the proration provisions of the Offer, from tendering stockholders at a price of $10.60 per share, or an aggregate amount of approximately $50.0 million.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition fees	$897	$127	$2,153	$184
Asset management fees	642	598	1,901	1,748
Property management fees	235	356	1,090	1,076
Development fees and leasing commissions	754	339	1,543	483
Total	$2,528	$1,420	$6,687	$3,491

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended September 30, 2013, distributions of $0.5 million were declared and paid on the SLP units and are part of non controlling interests. Since inception through September 30, 2013, cumulative distributions declared were $12.4 million, of which $11.8 million were paid. See Notes 3 and 4 for other related party transactions.

Loans Due from Affiliate

During the second quarter of 2013, the Company issued a $7.0 million demand note (the “Demand Note”) to Lightstone REIT II. The Demand Note was due on demand and bore interest at a floating rate of LIBOR plus 4.95% payable on demand. Lightstone REIT II paid $3.0 million of the Demand Note’s balance in June 2013 and repaid the remaining $4.0 million on July 29, 2013.

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

Rego Park Joint Venture

On April 12, 2011, LVP Rego Park, LLC, (“the Rego Park Joint Venture”) a joint venture in which the Company and Lightstone REIT II had 90.0% and 10.0%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC ( “Kelmar”), an unrelated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $18.0 million. The Company consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for Lightstone REIT II’s ownership interest as a noncontrolling interest.

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

During the nine months ended September 30, 2013, the Rego Park Joint Venture made final distributions of all of its assets of approximately $21.0 million, to its members, of which approximately $2.1 million was distributed to Lightstone REIT II.

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

As of September 30, 2013, the Operating Partnership owned a 60.0% managing membership interest in the 2nd Street Joint Venture and the Sponsor owned a 40.0% non managing membership interest. As the Operating Partnership through the 2nd Street JV Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interest of the Sponsor as a noncontrolling interest.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained a $13.5 million interim Loan. During the second quarter of 2012, the 2nd Street Owner commenced construction of the 2nd Street Project on the acquired land.  The 2nd Street Project is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in the first quarter of 2014. On September 28, 2012 the 2nd Street Owner entered into the Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. The outstanding balance of the Construction Loan was $37.3 million and $13.5 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the remaining amount available under the Construction Loan was $13.7 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

11.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses, and notes payable approximated their fair values as of September 30, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of September 30, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$294.6	$292.3	$208.6	$209.4

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

12.	Segment Information

The Company currently operates in four business segments as of September 30, 2013: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hotel hospitality (the “Hotel Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2013 and 2012 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2013 and December 31, 2012. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2012 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 8, the results of operations presented below exclude the Houston Extended Stay Hotels and Brazos due to their classification as discontinued operations for all periods presented. The Houston Extended Stay Hotels were previously included in the Company’s hospitality segment and Brazos was previously included in the Company’s retail segment.

Selected results of operations for the three months ended September 30, 2013 and 2012, and total assets as of September 30, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,417	3,505	1,782	11,682	-	$20,386
Property operating expenses	966	1,644	543	8,962	1	12,116
Real estate taxes	373	315	189	397	-	1,274
General and administrative costs	13	74	9	26	3,204	3,326
Net operating income/(loss)	2,065	1,472	1,041	2,297	(3,205)	3,670
Depreciation and amortization	1,234	614	647	847	-	3,342
Operating income/(loss)	$831	$858	$394	$1,450	$(3,205)	$328
As of September 30, 2013:
Total Assets	$124,171	$145,451	$60,513	$164,628	$210,700	$705,463

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30, 2012
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,585	$3,175	$1,814	$3,787	$-	$12,361

Property operating expenses	991	1,364	568	3,802	(72)	6,653
Real estate taxes	396	318	202	135	(1)	1,050
General and administrative costs	19	7	52	97	1,470	1,645

Net operating income/(loss)	2,179	1,486	992	(247)	(1,397)	3,013

Depreciation and amortization	1,321	420	471	163	-	2,375
Operating income/(loss)	$858	$1,066	$521	$(410)	$(1,397)	$638
As of December 31, 2012:
Total Assets	$127,043	$68,593	$61,628	$78,205	$384,171	$719,640

Selected results of operations for the nine months ended September 30, 2013 and 2012 regarding the Company’s operating segments are as follows:

	For the Nine Months Ended September 30, 2013
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$10,262	$10,014	$5,359	$28,164	$-	$53,799

Property operating expenses	2,745	4,510	1,448	22,069	7	30,779
Real estate taxes	1,125	812	586	1,064	-	3,587
General and administrative costs	29	193	21	152	8,154	8,549

Net operating income/(loss)	6,363	4,499	3,304	4,879	(8,161)	10,884

Depreciation and amortization	3,591	1,487	1,563	1,891	-	8,532
Operating income/(loss)	$2,772	$3,012	$1,741	$2,988	$(8,161)	$2,352

	For the Nine Months Ended September 30, 2012
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$10,675	$9,450	$5,362	$10,714	$-	$36,201

Property operating expenses	2,752	4,017	1,578	9,895	(39)	18,203
Real estate taxes	1,193	984	532	348	-	3,057
General and administrative costs	57	111	254	289	4,227	4,938

Net operating income/(loss)	6,673	4,338	2,998	182	(4,188)	10,003

Depreciation and amortization	3,999	1,239	1,417	354	-	7,009
Operating income/(loss)	$2,674	$3,099	$1,581	$(172)	$(4,188)	$2,994

13.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum meruit and unjust enrichment seeking the value of work he performed. During April 2013, the Company agreed to settle the suit with Mr. Gould for $210 and paid him in full.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run and certain ownership interests (the “POAC Interest”) in POAC, our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors were deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covered income taxes, interest and penalties and was required to be made on a "grossed up" basis that effectively would have resulted in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, was estimated to be approximately $95.7 million. The POAC/Mill Run Tax Protection Agreements expired on June 26, 2013. In connection with the partial redemption of Series A Preferred Units and the partial repayment of notes receivable from noncontrolling interests completed on September 30, 2013, any potential liability to the Company under the POAC/Mill Run Tax Protection Agreements was fully released. See Note 1 for additional information.

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

14. Subsequent Events

Distribution Payment

On October 15, 2013, the distribution for the three-month period ending September 30, 2013 of approximately $4.8 million was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $3.3 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $1.5 million or 32%).

Distribution Declaration

On November 14, 2013, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2014 to shareholders of record as of December 31, 2013. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

As discussed in Note 8 to the Consolidated Financial Statements, the results of operations presented below exclude two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and Brazos Crossing Power Center (“Brazos”) due to their classification as discontinued operations. The Houston Extended Stay Hotels were previously included in the Company’s hospitality segment and Brazos was previously included in the Company’s retail segment.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of September 30, 2013	Annualized Revenues based on rents at September 30, 2013	Annualized Revenues per square foot September 30, 2013
Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	81.5%	$3.7 million	$13.65
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	90.6%	$2.3 million	$14.58
Crowe's Crossing	Stone Mountain, GA	1986	93,728	82.6%	$0.7 million	$9.08
DePaul Plaza	Bridgeton, MO	1985	187,090	81.1%	$1.7 million	$11.04
Everson Pointe	Snellville, GA	1999	81,428	87.8%	$0.8 million	$11.45
		Retail Total	869,266	84.0%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	77.2%	$2.8 million	$10.83
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	81.6%	$1.8 million	$4.63
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	95.8%	$1.1 million	$6.51
Sarasota	Sarasota, FL	1992	280,242	21.8%	$0.2 million	$2.60
		Industrial Total	1,287,103	69.4%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2013	Annualized Revenues based on rents at September 30, 2013	Annualized Revenues per unit September 30, 2013
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.3%	$8.0 million	$8,325
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	94.7%	$4.0 million	$7,517
		Residential Total	1,585	94.4%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of September 30, 2013	Revenue per Available Room through September 30, 2013	Average Daily Rate For the Nine Months Ended September 30, 2013
Wholly-Owned and Consolidated Hospitality Properties:
Houston Extended Stay Hotels (Two Hotels)	Houston, TX	1998	79,443	88.4%	$42.31	$47.84

CP Boston Property (Hotel and Water Park Resort)	Danvers, Massachusetts	1978	99,099	51.8%	$55.95	$107.99

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,676	63.4%	$85.96	$135.58

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	80.1%	$95.64	$119.38

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	27,846	69.4%	$69.85	$100.68

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	26,481	70.8%	$72.45	$102.33

Holiday Inn Express - Auburn	Auburn, Alabama	2002	20,992	72.0%	$73.61	$102.28

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	17,424	68.8%	$72.60	$105.50

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	15,552	63.3%	$68.33	$107.89

Aloft - Rogers	Rogers, Arkansas	2008	13,650	64.1%	$72.45	$113.11

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	8,715	74.3%	$64.52	$86.89

Hampton Inn - Miami	Miami, Florida	1996	4,032	74.2%	$66.23	$89.22

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	3,328	68.6%	$62.59	$91.19

		Hospitality Total	382,808	68.8%	$64.27	$93.46

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2013	Annualized Revenues based on rents at September 30, 2013	Annualized Revenues per square foot September 30, 2013
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	81.4%	$38.10	$41.99

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

Hotel Acquisitions

On July 30, 2012 the Company took title to a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard - Parsippany”) through the restructuring of the mortgage loan secured by the hotel and during December 2012, the Company acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby”).

On January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. On May 16, 2013, the Company acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge” , or collectively, the “Baton Rouge Hotel Portfolio”), on June 18, 2013, the Company acquired a portfolio comprised of two hotels, one located in Rogers, Arkansas (the “Aloft - Rogers”) and the other in Jonesboro, Arkansas (the “Fairfield Inn - Jonesboro”), or collectively, the “Arkansas Hotel Portfolio” and on August 30, 2013 the Company acquired a portfolio comprised of two hotels located in South Florida (the “Hampton Inn - Miami” and the “Hampton Inn & Suites - Fort Lauderdale” , or collectively, the “Florida Hotel Portfolio”).

For the Three Months Ended September 30, 2013 vs. September 30, 2012

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $8.0 million to $20.4 million for the three months ended September 30, 2013 compared to $12.4 million for the same period in 2012. The increase primarily reflects higher revenues in our Hospitality Segment of $7.9 million and a slight increase in our Multi-Family Residential segment offset by slight decreases in our Industrial and Retail segments. See “Segment Results of Operations for the Three Months Ended September 30, 2013 compared to September 30, 2012” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $5.5 million to $12.1 million for the three months ended September 30, 2013 compared to $6.7 million the same period in 2012. The increase was primarily due to the hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.2 million to $1.3 million for the three months ended September 30, 2013 compared to $1.1 million the same period in 2012. The increase was primarily due to the hotel acquisitions noted above.

General and administrative expenses

General and administrative were increased by approximately $1.7 million to $3.3 million for the three months ended September 30, 2013 compared to $1.6 million the same period in 2012. The increase is primarily attributable to higher acquisition costs in the 2013 period associated with the hotel acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.9 million to $3.3 million for the three months ended September 30, 2013 compared to $2.4 million the same period in 2012. The increase was primarily due to the hotel acquisitions noted above.

Mark to market adjustment on derivative financial instruments

During the three months ended September 30, 2013 and 2012, we recorded mark to market adjustments on derivative financial instruments of $4.7 million and $1.8 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $2.0 million to $1.7 million for the three months ended September 30, 2013 compared to $3.7 million the same period in 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above and the repayment of the Rego Park Joint Venture Second Mortgage Loan as well as lower interest income on our Notes Receivable due from Noncontrolling Interests (see Note 1 of the Notes to Consolidated Financial Statement for additional information).

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.3 million to $4.5 million for the three months ended September 30, 2013 compared to $3.2 million for the same period in 2012. The increase is primarily attributable to the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio as well as the timing of certain new borrowings throughout 2012 and 2013.

(Loss)/gain on sale of marketable securities

(Loss)/gain on sale of marketable securities decreased by approximately $0.5 million to a loss of $14 for the three months ended September 30, 2013 compared to a gain of $0.5 million the same period in 2012.

Income/(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in certain investments in unconsolidated affiliated real estate entities, which we account for under the equity method of accounting. Our income from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended September 30, 2013 compared to income of $0.2 million during the same period in 2012. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the three months ended September 30, 2012 in connection with our acquisition of the Courtyard - Parsippany.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II, (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively and (v) the 10.0%, 10.0% and 5.0% interests held by unrelated third parties in each of the Courtyard - Baton Rouge, Residence Inn - Baton Rouge and Fairfield Inn - Jonesboro, respectively.

Segment Results of Operations for the Three Months Ended September 30, 2013 compared to September 30, 2012

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,417	$3,585	$(168)	-4.7%
NOI	2,065	2,179	(114)	-5.2%
Average Occupancy Rate for period	83.8%	84.6%		-0.8%

The following table represents lease expirations for the Retail Segment as of September 30, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	8	16,800.00	143,068.00	2.5%	1.7%
2014	18	52,657.00	675,458.00	7.7%	7.9%
2015	15	129,160.00	1,809,497.00	18.8%	21.1%
2016	15	56,174.00	756,380.00	8.2%	8.8%
2017	7	18,650.00	244,630.00	2.7%	2.9%
2018	14	94,611.00	1,562,251.00	13.8%	18.2%
2019	16	105,516.00	1,448,599.00	15.4%	16.9%
2020	5	117,957.00	982,918.00	17.2%	11.5%
2021	4	21,128.00	299,475.00	3.1%	3.5%
2022	1	45,528.00	295,932.00	6.6%	3.5%
Thereafter	1	28,000.00	346,640.00	4.0%	4.0%
	104	686,181	8,564,848	100.0%	100.0%

Revenues and NOI decreased slightly for the three months ended September 30, 2013 compared to the same period in 2012 as a result of the decrease in the average occupancy rate.

Multi- Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$3,505	$3,175	$330	10.4%
NOI	1,472	1,486	(14)	-0.9%
Average Occupancy Rate for period	94.9%	94.8%		0.1%

Revenues increased $0.3 million while NOI and the average occupancy rate remained relatively flat for the three months ended September 30, 2013 compared to the same period in 2012.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$1,782	$1,814	$(32)	-1.8%
NOI	1,041	992	49	4.9%
Average Occupancy Rate for period	74.6%	82.8%		-8.2%

The following table represents lease expirations for our Industrial Segment as of September 30, 2013:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2013	21	144,907	731,144	16.2%	14.8%
2014	32	193,730	1,377,557	21.7%	27.8%
2015	23	312,394	1,324,198	35.0%	26.7%
2016	24	155,467	715,714	17.4%	14.4%
2017	4	30,190	231,291	3.4%	4.7%
2018	7	57,022	575,961	6.3%	11.6%
Thereafter	-	-	-	-	-
	111	893,710	4,955,865	100.0%	100.0%

Revenues and NOI remained relatively flat for the three months ended September 30, 2013 compared to the same period in 2012.

Hotel Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$11,682	$3,787	$7,895	208.5%
NOI	2,297	(247)	2,544	-1030.0%
Average Occupancy Rate for period	71.9%	64.5%		7.4%
Rev PAR	$69.21	$46.97	$22.24	47.3%

The revenues in our Hotel Hospitality Segment increased by approximately $7.9 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase is primarily attributable to the hotel acquisitions noted above.

NOI in our Hotel Hospitality Segment increased by $2.5 million for the three months ended September 30, 2013 compared to the same period in 2012. This increase is primarily attributable to the hotel acquisitions noted above.

For the Nine Months Ended September 30, 2013 vs. September 30, 2012

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $17.6 million to $53.8 million for the nine months ended September 30, 2013 compared to $36.2 million for the same period in 2012. The increase is primarily attributable to higher revenues in our Hospitality Segment of $17.5. See “Segment Results of Operations for the Nine months Ended September 30, 2013 compared to September 30, 2012” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $12.6 million to $30.8 million for the nine months ended September 30, 2013 compared to $18.2 million the same period in 2012. The increase was primarily due to the hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.5 million to $3.6 million for the nine months ended September 30, 2013 compared to $3.1 million the same period in 2012. The increase was primarily due to the hotel acquisitions noted above.

General and administrative expenses

General and administrative were increased by approximately $3.6 million to $8.5 million for the nine months ended September 30, 2013 compared to $4.9 million the same period in 2012. The increase is primarily attributable to higher acquisition costs during the 2013 period associated with the hotel acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.5 million to $8.5 million for the nine months ended September 30, 2013 compared to $7.0 million the same period in 2012. The increase was primarily due to the increased acquisition fees as a result of the hotel acquisitions noted above.

Mark to market adjustment on derivative financial instruments

During the nine months ended September 30, 2013 and 2012, we recorded mark to market adjustments on derivative financial instruments of $3.2 million and a negative $11.2 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range.

Interest and dividend income

Interest and dividend income decreased by approximately $2.4 million to $8.6 million for the nine months ended September 30, 2013 compared to $11.0 million the same period in 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above and the repayment of the Rego Park Joint Venture Second Mortgage Loan as well as lower interest income on our Note Receivable due from Noncontrolling Interests (see Note 1 of the Notes to Consolidated Financial Statement for additional information).

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $2.8 million to $12.2 million for the nine months ended September 30, 2013 compared to $9.4 million for the same period in 2012. The increase is primarily attributable to the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio as well as the timing of certain new borrowings throughout 2012 and 2013.

(Loss)/gain on sale of marketable securities

(Loss)/gain on sale of marketable securities was increased by approximately $13.7 million to a gain of $13.8 million for the nine months ended September 30, 2013 compared to a gain of $92 the same period in 2012. The increase was primarily attributable to the sale of 156,000 Marco OP Units.

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

Income /(loss) from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in certain investments in unconsolidated affiliated real estate entities, which we account for under the equity method of accounting Our loss from investments in unconsolidated affiliated real estate entities was $1.7 million during the nine months ended September 30, 2013 compared to income of $0.4 million during the same period in 2012. See Note 4 for additional information.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the nine months ended September 30, 2012 in connection with our acquisition of the Courtyard - Parsippany.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the 25.0% and 40.0% interest in the 50-01 2nd Street Joint Venture held by our Sponsor prior to September 28, 2012 and subsequent to September 28, 2012, respectively and (v) the 10%, 10% and 5% interests held by unrelated third parties in each of the Courtyard - Baton Rouge, Residence Inn - Baton Rouge and Fairfield Inn - Jonesboro, respectively.

Segment Results of Operations for the Nine Months Ended September 30, 2013 compared to September 30, 2012

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$10,262	$10,675	$(413)	-3.9%
NOI	6,363	6,673	(310)	-4.6%
Average Occupancy Rate for period	83.9%	84.7%		-0.8%

Revenues and NOI decreased by approximately $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease is primarily attributable to a decrease in the average occupancy rate.

Multi- Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$10,014	$9,450	$564	6.0%
NOI	4,499	4,338	161	3.7%
Average Occupancy Rate for period	95.1%	95.0%		0.1%

Revenues and NOI increased by approximately $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily attributable to an increase in the average revenue per square foot for the 2013 period.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$5,359	$5,362	$(3)	-0.1%
NOI	3,304	2,998	306	10.2%
Average Occupancy Rate for period	80.6%	82.7%		-2.1%

Revenues remained flat for the nine months ended September 30, 2013 compared to the same period in 2012.

NOI increased by $0.3 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of decreased operating expenses.

Hotel Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$28,164	$10,714	$17,450	162.9%
NOI	4,879	182	4,697	2580.8%
Average Occupancy Rate for period	68.8%	59.7%		9.1%
Rev PAR	$64.27	$39.37	$24.90	63.2%

The revenues in our Hotel Hospitality Segment increased by approximately $17.5 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in the 2013 period is primarily attributable to the hotel acquisitions noted above.

NOI in our Hotel Hospitality Segment increased by $4.7 million for the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily attributable to the hotel acquisitions noted above.

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

We currently have $301.1 million of outstanding mortgage debt (including $6.5 million of mortgage debt classified within liabilities held for sale in our Consolidated Balance Sheet), a $19.9 million line of credit and a $21.9 million margin loan. Additionally, we have approximately $13.7 million of remaining availability to us under a construction loan for the Second Street Project and $10.9 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2013, our total borrowings of $342.9 million represented 99% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition fees	$897	$127	$2,153	$184
Asset management fees	642	598	1,901	1,748
Property management fees	235	356	1,090	1,076
Development fees and leasing commissions	754	339	1,543	483
Total	$2,528	$1,420	$6,687	$3,491

As of September 30, 2013, we had approximately $38.7 million of cash and cash equivalents on hand and $145.5 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2013	2012
	(unaudited)
Cash flows provided by operating activities	$15,153	$15,233
Cash flows used in investing activities	(65,686)	(20,186)
Cash flows used in financing activities	(9,585)	(5,128)
Net change in cash and cash equivalents	(60,118)	(10,081)

Cash and cash equivalents, beginning of the period	98,805	31,525
Cash and cash equivalents, end of the period	$38,687	$21,444

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

Operating activities

Net cash flows provided by operating activities of $15.2 million for the nine months ended September 30, 2013 consists of the following:

•	cash inflows of approximately $7.1 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $6.7 million associated with the net changes in operating assets and liabilities; and

•	cash inflows of approximately $1.4 million from discontinued operations.

Investing activities

The net cash used in investing activities from of $65.7 million for the nine months ended September 30, 2013 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $110.5 million;

•	payments on loans due to affiliates of $2.3 million;

•	amounts released for the collateral requirement on our Marco OP Units Collar of approximately $4.5 million;

•	proceeds from the disposition of GPH of approximately $1.2 million;

•	collections on mortgages receivable of $19.6 million;

•	net proceeds from the sale and purchase of marketable securities of $35.0 million;

•	contributions to 1407 Broadway of approximately $12.6 million; and

•	cash outflows of approximately $0.5 million from discontinued operations.

Financing activities

The net cash used by financing activities of approximately $9.6 million for the nine months ended September 30, 2013 is primarily related to the following:

•	distributions to our common shareholders of $10.8 million and common share redemptions of $52.5 million made pursuant to our tender offer and share redemption program;

•	distributions to our noncontrolling interests of $7.8 million;

•	contributions from our noncontrolling interests of $1.7 million

•	issuance of notes receivable to noncontrolling interests of $0.7 million

•	net payments of $2.4 million to noncontrolling interests for redemption of Series A Preferred Units and repayment of notes receivable:

•	net payments on our notes payable of $21.5 million and net proceeds from mortgage financing of $86.9 million;

•	debt principal payments $2.0 million; and

•	cash outflows of approximately $0.5 million from discontinued operations.

The following summarizes our indebtedness maturing in 2014 and our current intentions:

Gulf Coast Industrial Portfolio

Our non-recourse mortgage of approximately $52.2 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

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

Partial Redemption of Series A Preferred Units and Partial Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime” and collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which secured by their Series A Preferred Units and Common Units.  As a result the remaining outstanding notes receivable due from the Contributing Parties was approximately $47.4 million, which must be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release does not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units and Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, are no longer be entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at a annual rate of 4.00%, no longer accrue interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2013.

Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Mortgage Payable[1]	$53,033	$35,488	12,641	$135,055	$43,380	$21,477	$301,074
Interest Payments[2,3]	3,219	12,575	10,728	6,918	1,554	649	35,643

Total Contractual Obligations	$56,252	$48,063	$23,369	$141,973	$44,934	$22,126	$336,717

1)	These amounts represent mortgage payable obligations outstanding as of September 30, 2013, including the Houston Extended Stay Hotels mortgages payable of $6.5 million related to debt classified within liabilities held for sale on our consolidated balance sheet.
2)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements including $0.3 million related to the Houston Extended Stay Hotels debt classified as held for sale and discontinued operations as of September 30, 2013. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of September 30, 2013 was used.
3)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $41.8 million as of September 30, 2013, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows the Company to designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of September 30, 2013 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

During the second quarter of 2012, we commenced construction of a residential project (the “2nd Street Project”) which is currently expected to consist of approximately 200 apartment units at an estimated total development cost of approximately $81.4 million, inclusive of the land acquisition cost, with an estimated completion in the first quarter of 2014. On September 28, 2012 we entered into a construction loan (the “Construction Loan”) providing up to $51.0 million to fund the costs of development and construction of the 2nd Street Project. The outstanding balance of the Construction Loan was $37.3 million as of September 30, 2013. As of September 30, 2013, the remaining amount available under the Construction Loan was $13.7 million which we believe will be sufficient to fund the remaining anticipated costs related to the development and construction of the 2nd Street Project.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $0.5 and $1.7 million of default interest was accrued during the three and nine months ended September 30, 2013 pursuant to the terms of the loan agreement and $2.4 million and $0.7 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$3,021	$11,161	$17,493	$32,717
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	3,342	2,375	8,532	7,009
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	733	775	2,093	2,166
Adjustments to equity in earnings from unconsolidated entities, net	-	(205)	5,210	(5)
Bargain purchase gain	-	(4,800)	-	(4,800)
Gain on disposal of investment property	-	-	(363)	-
Gain on disposal of unconsolidated affiliated real estate entities	-	-	(1,200)	(30,287)
Discontinued operations:
Gain on disposal of investment property	-	(2,098)	-	(2,098)
Depreciation and amortization of real estate assets	107	135	383	523
FFO	7,203	7,343	32,148	5,225
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	1,704	146	3,775	304
Amortization of above or below market leases and liabilities(2)	(63)	(161)	(223)	(338)
Gain on debt extinguishment for unconsolidated affiliated real estate entity	-	-	(3,672)	-
Accretion of discounts and amortization of premiums on debt investments	-	(569)	(1,057)	(1,632)
Mark-to-market adjustments(3)	(4,670)	(1,819)	(3,160)	11,245
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
Gain/(loss) on sale of marketable securities	14	(490)	(13,803)	(92)

MFFO	4,188	4,450	14,008	14,712
Straight-line rent(5)	$(251)	$53	$(299)	$(425)
MFFO - IPA recommended format(6)	$3,937	$4,503	$13,709	$14,287

Net income	$3,021	$11,161	$17,493	$32,717
Less: loss/(income) attributable to noncontrolling interests	46	(600)	(1,438)	(3,457)
Net income applicable to company's common shares	$3,067	$10,561	$16,055	$29,260
Net income per common share, basic and diluted	$0.11	$0.35	$0.55	$0.98

FFO	$7,203	$7,343	$32,148	$5,225
Less: FFO attributable to noncontrolling interests	(114)	(542)	(1,692)	(950)
FFO attributable to company's common shares	$7,089	$6,801	$30,456	$4,275
FFO per common share, basic and diluted	$0.26	$0.23	$1.04	$0.14

MFFO - IPA recommended format	$3,937	$4,503	$13,709	$14,287
Less: MFFO attributable to noncontrolling interests	(54)	(437)	(550)	(935)
MFFO attributable to company's common shares	$3,883	$4,066	$13,159	$13,352

Weighted average number of common shares outstanding, basic and diluted	27,395	29,958	29,213	29,903

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $528 and $2,317 of default interest incurred and unpaid during the three and nine months ended September 30, 2013, consisting of (i) $528 and $1711 for the three and nine months ended September 30, 2013, respectively related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $606 for the nine months ended September 30, 2013, representing our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation after taking into consideration allocations to noncontrolling interests would increase MFFO for the three and nine months ended September 30, 2013 to $4,401 and $15,437, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
September 30, 2013

FFO	$76,679
Distributions	$121,486

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date September 30, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			August 12, 2013		May 10, 2013		March 22, 2013

Date distribution paid			October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$10,445		$3,286		$3,595		$3,564
Distributions reinvested	$4,842		1,532		1,670		1,640
Total Distributions	$15,287		$4,818		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$9,078	59%	$3,286	68%	$3,595	68%	$2,197	42%
Excess cash	$1,367	9%	-	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	$4,842	32%	1,532	32%	1,670	32%	1,640	32%
Total Sources	$15,287	100%	$4,818	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$15,153		$8,046		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	432		137		149		146

	Year to Date September 30, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$10,605		$3,604		$3,547		$3,454
Distributions reinvested	5,117		1,685		1,678		1,754
Total Distributions	$15,722		$5,289		$5,225		$5,208

Source of distributions:
Cash flows provided by operations	$10,605	67%	$3,604	68%	$3,547	68%	$3,454	66%
Excess cash	-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	5,117	33%	1,685	32%	1,678	32%	1,754	34%
Total Sources	$15,722	100%	$5,289	100%	$5,225	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$14,801		$4,675		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	504		167		166		173

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of September 30, 2013, our net tangible book value per share was $12.18. The offering price of shares under our DRIP at September 30, 2013 was $11.21.

Our offering price under our DRIP was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2013, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of September 30, 2013, we held various marketable securities with a fair value of approximately $145.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. In order to manage risk related to changes in the price of Simon Stock, we entered into a hedge, structured as a collar on 527,803 of our Marco OP Units. As of September 30, 2013, a hypothetical adverse 10% movement in market values (after taking into consideration the effect of our collar) would result in a hypothetical loss in fair value of approximately $14.5 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of September 30, 2013 including, the Houston Extended Stay Hotels debt of approximately $6.5 million classified within liabilities held for sale in the Consolidated Balance Sheets:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
Mortgage Payable	$53,033	$35,488	$12,641	$135,055	$43,380	$21,477	$301,074	$294,584

Marco OP Units Collar:

Notional Amount	527,803	Units						$21,240
Average Cap (Highest)	$107.38
Average Floor (Lowest)	$90.32

As of September 30, 2013, approximately $96.1 million, or 33%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of September 30, 2013, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.8 million.

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses and the notes payable approximated their fair values as of September 30, 2013 because of the short maturity of these instruments. The carrying amount of the mortgages receivable approximated their fair value as of September 30, 2013 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$294.6	$292.3	$208.6	$209.4

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of September 30, 2013, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On March 29, 2006, Jonathan Gould, a former member of our Board and Senior Vice-President-Acquisitions, filed a lawsuit against us in the District Court for the Southern District of New York. The suit alleges, among other things, that Mr. Gould was insufficiently compensated for his services to us as director and officer. Mr. Gould has sued for damages under theories of quantum merit and unjust enrichment seeking the value of work he performed. During April 2013, the Company agreed to settle the suit with Mr. Gould for $210 and paid him in full.

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

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST, INC.

Date: November 14, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

