Form 10-K
period 2013-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2014-03-31
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the common shares held by non-affiliates of the registrant was $301.6 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. On February 14, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.80 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2013. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2014, there were 25.7 million shares of common stock held by non-affiliates of the registrant.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98.1% interest as of December 31, 2013 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Lightstone REIT is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group (the “Sponsor”), under the terms and conditions of an advisory agreement. The Sponsor and Advisor are majority owned and controlled by David Lichtenstein, the Chairman of our Board of Directors and its Chief Executive Officer.

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

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. The Unallocated amounts include our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2013, on a collective basis, we (i) wholly owned 4 retail properties containing a total of approximately 0.8 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family residential properties containing a total of 1,784 units, and 12  hospitality properties containing a total of 1,557 rooms and (ii) owned interest in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the properties are located within the United States. As of December 31, 2013, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84%, 87%, 93% and 82% occupied based on a weighted-average basis, respectively. Its hospitality properties’ average revenue per available room was $68 and occupancy was 62% for the year ended December 31, 2013.

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

During the first quarter of 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in GPH resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations.

Other Transactions

During the year ended December 31, 2012, we disposed of the Brazos Crossing Power Center (“Brazos Crossing”), a retail shopping center located in Lake Jackson, Texas. The operating results of Brazos Crossing, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations on a historical basis for all periods presented. Additionally, the associated assets and liabilities of Brazos Crossing are classified as held for sale in the consolidated balance sheets for all periods presented, through its date of disposition. This transaction resulted in a second quarter gain on disposition of $2.1 million, which is included in discontinued operations for the year ended December 31, 2012.

During the year ended December 31, 2013, we disposed of two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and a retail shopping center (“Everson Pointe”) located in Snellville, Georgia. The operating results of the Houston Extended Stay Hotels and Everson Pointe have been classified as discontinued operations in the consolidated statements of operations, through their respective dates of disposition, for all periods presented. Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels and Everson Pointe are classified as held for sale in the consolidated balance sheets for all periods presented through their respective dates of dispostion. These transactions resulted in a fourth quarter gain on disposition of $2.0 million, which is included in discontinued operations for the year ended December 31, 2013.

During the fourth quarter of 2013, Crowe’s Crossing Shopping Center (“Crowe’s Crossing”), a retail shopping center located in Stone Mountain, Georgia, met the criteria to be classified as held for sale. The operating results of Crowe’s Crossing are classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing are classified as held for sale in the consolidated balance sheets for all periods presented.

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

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run and an aggregate 40.00% membership interest in POAC. The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. As of December 31, 2013, the Common Units and 50,100 Series A Preferred Units, with a liquidation preference of approximately $50.1 million, remain outstanding.

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

Acquisitions and Investments

Through our Operating Partnership, we will seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. Since inception, we have completed the following acquisitions and investments:

2006 Activity:

During 2006,we completed the acquisitions of (i) an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”), (ii) four multi-family apartment communities in Southeast Michigan (collectively, the “Southeastern Michigan Multi-Family Properties”), and (iii) a retail power center and raw land in Omaha, Nebraska (collectively, “Oakview Plaza”).

2007 Activity:

During 2007, we (i) acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York, (ii) purchased a land parcel in Lake Jackson, Texas, on which it subsequently completed the development of Brazos Crossing in the first quarter of 2008, (iii) purchased an 8.5-acre parcel of undeveloped land, including certain development rights, of which a portion was used in connection with the expansion of the adjacent St. Augustine Outlet Center, (iv) purchased a portfolio of industrial and office properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (five industrial and two office properties), Baton Rouge, Louisiana (three industrial properties) and San Antonio, Texas (four industrial properties), (v) purchased five apartment communities (collectively, the “Camden Multi-Family Properties”) located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties), (vi) purchased the Houston Extended Stay Hotels and (vii) purchased an industrial building (“Sarasota”) located in Sarasota, Florida . During 2010, three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) within the Camden Multi-Family Properties were disposed through foreclosure transactions. During 2012, we sold Brazos Crossing. During 2013, we sold the Houston Extended Stay Hotels.

2008 Activity:

We (i) made a preferred equity contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”) and (ii) acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida. During 2010, we received our final redemption payments from Park Avenue and therefore, we no longer have an investment in Park Avenue.

2009 Activity:

In March 2009, we acquired a 25.0% ownership interest in POAC, which had a portfolio of 18 retail outlet malls, GPH and LVH located throughout the United States. In August 2009, we acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.0% ownership interest in POAC. In connection with the closing of the POAC/Mill Run Transaction, we disposed of our ownership interests in Mill Run and POAC in August 2010. In connection with the closing of the 2011Outlet Centers Transaction and the 2012 Outlet Centers Transaction, we disposed of our ownership interests in GPH and LVH.

2010 Activity:

In December 2010, we acquired Everson Pointe. During 2013, we sold Everson Pointe.

2011 Activity:

During 2011, we (i) acquired, through a joint venture partnership (the “CP Boston Joint Venture”), an 80.0% ownership interest in a hotel and water park (the “CP Boston Property” or the “DoubleTree - Danvers”) located in Danvers, Massachusetts; (ii) acquired, through a joint venture partnership(the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York; (iii) acquired Crowe’s Crossing (iv) acquired The Plaza at DePaul, (the “DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri; (v) acquired, through a joint venture partnership (the “2nd Street Joint Venture”) , an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York; and (vi) acquired two mortgage loans, each secured by hotels located in East Brunswick and Parsippany, New Jersey, respectively. During 2012, we acquired the remaining 20.0% membership interest in the CP Boston Joint Venture and as a result, now have a 100.0% membership interest. During 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other affiliates and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”).

2012 Activity

During 2012, we (i) acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”) and (ii) took title to a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard - Parsippany”) through the restructuring of the mortgage loan secured by the hotel. Additionally, during 2012, we commenced construction of Gantry Park.

2013 Activity

During 2013, we acquired (i) a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”), (ii) a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and  Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”), (iii) a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”) and (iv) a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. During 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and distributed to its members. Additionally, during 2013, we substantially completed the construction of Gantry Park and its associated assets were placed into service.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,600 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 17 hotels and 3.3 million square feet of retail space. These residential, office, industrial and retail properties are located in 20 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 400 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a program with similar investment objectives as ours.

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

Acquisition and Investment Policies

We have, to date, acquired residential and commercial properties principally, all of which are located in the continental United States. Our acquisitions include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that our residential properties are principally comprised of ’‘Class B’’ multi-family complexes.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2013, our total borrowings represented 98% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $295.3 million in outstanding long-term obligations as of December 31, 2013.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2013, we have paid aggregate distributions in the amount of $126.0 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total distributions declared during the years ended December 31, 2013, 2012 and 2011 were $19.8 million, $21.0 million and $22.2 million, respectively.

On March 28, 2014, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2014 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2014.

Distribution Reinvestment, Share Repurchase Program and Tender Offers

Our distribution reinvestment program (“DRIP”) provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share repurchase program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed approximately 0.6 million common shares or 69% of redemption requests received during the period, at an average price per share of $9.10 per share. During 2012, we redeemed approximately 0.4 million common shares or 74% of redemption requests received during the period, at an average price per share of $9.05 per share. During 2013, we redeemed approximately 0.3 million common shares or 34% of redemption requests received during the period, at an average price per share of $9.19 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan.

On February 14, 2013, our Board of Directors approved an increase to the price for all purchases under our share repurchase program from $9.00 to $10.00 per share. Previously the purchase price was $9.00 per share, except in the case of the death of the stockholder, whereby the purchase price per common share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Tender Offers

2013 Offer

We commenced a tender offer on May 1, 2013, pursuant to which we offered to acquire up to 4.7 million shares of our common stock (the “Shares”) from the holders (“Holders”) of the shares at a purchase price equal to $10.60 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “2013 Offer”).

On August 6, 2013, we completed the 2013 Offer repurchasing from the Holders approximately 4.7 million Shares for approximately $50.0 million. The 2013 Offer expired at 12:00 Midnight, Eastern Standard Time, on July 15, 2013 and all payments for the shares repurchased were subsequently distributed to the Holders. A total of approximately 5.0 million shares of our common stock were properly tendered and not withdrawn, of which we purchased approximately 4.7 million shares , in accordance with the proration provisions of the 2013 Offer, from tendering stockholders at a price of $10.60 per share, or an aggregate amount of approximately $50.0 million.

2011 Offer

We commenced a tender offer on October 3, 2011, pursuant to which we offered to acquire up to 2.0 million shares from the Holders of the Shares at a purchase price equal to $9.80 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “2011 Offer”).

On December 19, 2011, we completed the 2011 Offer repurchasing from the Holders 2.0 million Shares for approximately $20 million. The 2011 Offer expired at 12:00 Midnight, Eastern Standard Time, on December 1, 2011 and all payments for the Shares repurchased were distributed to the Holders. A total of 10.0 million Shares were properly tendered and not withdrawn prior to the 2011 Offer’s expiration and, in accordance with the proration provisions applicable to the Offer, we repurchased 2.0 million Shares.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2013 and 2012, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31 2013, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $4.8 million, or 22%, of our distributions of approximately $21.9 million declared during such period (consisting of $19.8 million to stockholders and $2.1 million to Lightstone SLP, LLC), For the year ended December 31 2012, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $6.0 million, or 26%, of our distributions of approximately $23.1 million declared during such period (consisting of $21.0 million to stockholders and $2.1 million to Lightstone SLP, LLC), and for the year ended December 31, 2011, our cash flow from operations of approximately $12.7 million was a shortfall of approximately $11.6 million, or 48%, of our distributions of approximately $24.3 million declared during such period (consisting of $22.2 million to stockholders and $2.1 million to Lightstone SLP, LLC). If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse affect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $11.80 per share as of September 30, 2013. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC, which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, our property managers, our Operating Partnership, our dealer manager and affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT II LLC, the advisor to Lightstone II. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

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

We may invest in real estate-related securities, including securities issued by other real estate companies, mortgage-backed securities (“MBS “) or collateralized debt obligations (“ CDOs “). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our Advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates do not have experience, our Advisor intends to employ persons, engage consultants or partner with third parties that have, in our Advisor’s opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2013, our total borrowings represented 98% of net assets.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of December 31, 2013	Annualized Revenues based on rents at December 31, 2013	Annualized Revenues per square foot December 31, 2013
Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	83.9%	$3.8 million	$13.71
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	90.6%	$2.4 million	$14.80
Crowe’s Crossing	Stone Mountain, GA	1986	93,728	80.8%	$0.7 million	$8.95
DePaul Plaza	Bridgeton, MO	1985	187,090	80.7%	$1.7 million	$11.01
		Retail Total	787,838	84.3%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	76.1%	$2.8 million	$10.82
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	84.1%	$1.9 million	$4.63
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	95.8%	$1.2 million	$6.64
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.6 million	$1.99
		Industrial Total	1,287,103	87.1%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of December 31, 2013	Annualized Revenues based on rents at December 31, 2013	Annualized Revenues per unit December 31, 2013
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.5%	$7.9 million	$8,237
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	94.2%	$4.1 million	$7,641
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	84.9%	$6.1 million	$36,148
		Residential Total	1,784	93.3%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of December 31, 2013	Revenue per Available Room through December 31, 2013	Average Daily Rate For the Year Ended December 31, 2013
Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	132,495	50.0%	$55.52	$111.01

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,568	59.4%	$80.32	$135.10

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	77.5%	$91.87	$118.61

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	66.5%	$65.68	$98.78

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	69.6%	$70.58	$101.44

Holiday Inn Express - Auburn	Auburn, Alabama	2002	28,536	70.0%	$74.66	$106.69

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	28,556	65.0%	$68.68	$105.62

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	25,488	60.3%	$63.96	$106.02

Aloft - Rogers	Rogers, Arkansas	2008	25,610	59.8%	$67.10	$112.26

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	16,351	69.7%	$60.28	$86.52

Hampton Inn - Miami	Miami, Florida	1996	15,624	81.5%	$78.43	$96.24

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	12,896	78.3%	$83.50	$106.68

		Hospitality Total	446,609	62.2%	$68.31	$109.91

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2013	Annualized Revenues based on rents at December 31, 2013	Annualized Revenues per square foot December 31, 2013
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	81.5%	$38.40	$42.28

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

On January 4, 2007, 1407 Broadway Real Estate LLC (“Office Owner”), an indirect, wholly owned subsidiary of 1407 Broadway Mezz II LLC (“1407 Broadway “), consummated the acquisition of a sub-leasehold interest (the “Sublease Interest”) in an office building located at 1407 Broadway, New York, New York (the “Office Property”). 1407 Broadway is a joint venture between LVP 1407 Broadway LLC (“LVP LLC”), a wholly owned subsidiary of our Operating Partnership, and Lightstone 1407 Manager LLC (“Manager”), which is wholly owned by David Lichtenstein, the Chairman of our Board of Directors and our Chief Executive Officer, and Shifra Lichtenstein, his wife.

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

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture. Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days. We have rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court. On December 10, 2013, the parties appeared before Justice James and engaged in oral argument. Thereafter, in January 2014 the transcript was supplied to the Court pursuant to its direction. The parties are now awaiting the Court’s determination of the appropriate remedy.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2014, we had approximately 25.7 million common shares outstanding, held by a total of 7,381 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Tender Offers

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

August 6, 2013 we completed a tender offer repurchasing from our shareholders approximately 4.7 million shares of our common stock at a price of $10.60 per share, or an aggregate amount of approximately $50 million. Approximately 5.0 million shares of common stock were properly tendered and not withdrawn prior to the tender offer’s expiration and, in accordance with the proration provisions applicable to the tender offer, approximately 4.7 million shares were repurchased.

Net Asset Value

On February 14, 2014, our Board of Directors determined and approved our estimated net asset value of approximately $307.1 million and resulting estimated value per share of common stock of $11.80, both as of September 30, 2013. Our estimated value per share of common stock does not reflect any distributions which would be payable upon our liquidation to an affiliate of The Lightstone Group, LLC, a New Jersey limited liability company and our sponsor, as holder of subordinated profits interests (“SLPs”) in our Operating Partnership, which may lower the fair market value or liquidation value of our shares of common stock. Additionally, we believe there have been no material changes between September 30, 2013 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2013. We are providing this estimated value per share of common stock to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”) and to assist plan fiduciaries in their requirement to determine the fair market value of plan assets.

Process and Methodology

In connection with such determination, we utilized valuation methodologies that we believe are standard and acceptable in the real estate industry for the types of assets and liabilities held by us. As part of our valuation process, we also engaged an independent third party investment banking, valuation and appraisal firm, (the “Valuation Firm”) to estimate the “as is” market value of our real estate properties as of September 30, 2013 and to render an opinion as to the reasonableness of our valuation methodology and valuation conclusions for those non-real estate assets and liabilities included on our consolidated balance sheet as of September 30, 2013. The Valuation Firm was not engaged to determine or opine on our net asset value per common share.

In forming their conclusion of the value of our real estate investments as of September 30, 2013, the Valuation Firm was subject to various limitations, and the scope of their work included reviews of:

•	the historical performance and business plans related to the operations of our real estate properties;
•	the applicable markets by means of publications and other resources to measure current economic conditions, including supply and demand factors, and expected growth rates;
•	key market assumptions for financings, including but not limited to interest rates and requisite collateral;
•	our data models prepared to support our internal valuations for our real estate properties;
•	our calculations relating to the value allocations to non-controlling interests and joint venture interests, based on contractual terms and market assessments; and
•	our valuation methodology and calculations for our non-real estate assets and liabilities.

In forming their opinion for the 40 real estate properties in which we held ownership interests as of September 30, 2013, the Valuation Firm performed appraisals on 9 of our real estate properties for which we did not have a recent third-party appraisal. With respect to 12 of the real estate properties not appraised by the Valuation Firm, they reviewed the reasonableness of and relied upon third-party appraisals. The remaining 19 real estate properties were valued based on sales contracts and value information provided by us.

The Valuation Firm provided an opinion that our resulting “as is” market value for our real estate properties as of September 30, 2013 and our non-real estate assets and liabilities included in our consolidated balance sheet as of September 30, 2013, along with our corresponding valuation methodologies and assumptions were appropriate and reasonable. The Valuation Firm was not engaged to determine or opine on our net asset value per common share.

The Valuation Firm has acted as a valuation advisor to us in connection with this assignment. The compensation paid to the Valuation Firm in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by the Valuation Firm. The Valuation Firm has rendered valuation advisory services to us in the past for which it received usual and customary compensation. The Valuation Firm may be engaged to provide financial advisory services to us, The Lightstone Group, LLC, a New Jersey limited liability company and our sponsor, or their or our affiliates in the future.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our initial public offering which occurred on October 10, 2008, our charter requires that our Board of Directors must either (i) seek stockholder approval of an extension or the elimination of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of common stock, and these differences could be significant. The estimated value per share of common stock is not audited and does not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. Additionally, because we have not sought stockholder approval to adopt a plan of liquidation of the Company, our estimated value per share of common stock does not reflect any distributions which would be payable upon our liquidation to an affiliate of The Lightstone Group, LLC, a New Jersey limited liability company and our sponsor, as holder of SLPs in our Operating Partnership, which may lower the fair market value or liquidation value of our shares of common stock. Our estimated value per share of common stock does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share of common stock does not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. We currently expect to update our estimated value per share of common stock on at least an annual basis, but we are not required to update our estimated value per share of common stock more frequently than every 18 months.

The table below sets forth the calculation of our estimated net asset value and resulting estimated value per share of common stock as of September 30, 2013, as well as the comparable calculations as of September 30, 2012 and December 31, 2011. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2013		As of September 30, 2012		As of December 31, 2011
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$434,281	$16.68	$402,230	$13.21	$346,930	$11.47
Non-Real Estate Assets:
Cash and cash equivalents	38,224		21,426		31,525
Marketable equity securities	138,491		156,658		101,928
Restricted marketable equity securities	-		-		45,897
Restricted escrows	39,521		47,878		30,168
Mortgage loans receivable	5,341		22,741		29,440
Other assets	13,802		9,637		10,415
Net assets held for disposition	9,521		-		-
Total non-real estate assets	244,900	9.41	258,340	8.49	249,373	8.25
Total Assets	679,181	26.09	660,570	21.70	596,303	19.72
Liabilities:
Mortgage notes payable	(278,518)		(212,043)		(220,895)
Notes payable	(41,783)		(39,047)		(20,400)
Other liabilities	(48,080)		(43,371)		(26,209)
Total liabilities	(368,381)	(14.15)	(294,461)	(9.67)	(267,504)	(8.84)
Non-Controlling Interests	(3,744)	(0.14)	(6,820)	(0.23)	(6,820)	(0.23)
Net Asset Value(1)	$307,056	$11.80	$359,289	$11.80	$321,979	$10.65

Shares of Common Stock Outstanding(2)	26,030		30,446		30,244

Notes:

(1)	Our estimated values per share of common stock do not reflect any distributions which would be payable upon our liquidation to the holders of SLPs in our Operating Partnership, which may lower the fair market value or liquidation value of our shares of common stock. Assuming a hypothetical liquidation event at the indicated valuation date and amount, our estimated values per share of common stock would be $10.45, $10.57 and $10.00 as of September 30, 2013, September 30, 2012 and December 31, 2011, respectively.
(2)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Our goal in calculating our estimated net asset value is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have both consolidated and unconsolidated investments in real estate properties, which consist of operating properties and properties which are under development (collectively, the “Real Estate Properties”). As of September 30, 2013, on a collective basis, we (i) wholly or majority-owned and consolidated the operating results and financial condition of five retail properties containing a total of approximately 0.9 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, six multi-family residential properties containing a total of 1,585 units, and twelve hospitality properties containing a total of 1,557 rooms and (ii) majority-owned and consolidated the operating results and financial condition of one residential development project . Additionally, as of September 30, 2013, we held a 49.0% ownership interest in one office property containing a total of approximately 1.1 million square feet of office space ( the “Investment in Unconsolidated Affiliated Property”), which we account for under the equity method of accounting.

Unless otherwise specifically indicated, our real estate assets are generally appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of each property’s net operating income, discounted cash flow models (generally based on a 10-year holding period) and/or comparison with sales of similar properties. Primary emphasis is based on the discounted cash flow models, with the other approaches used to confirm the reasonableness of the value conclusion. The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with U.S. GAAP. Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

As of September 30, 2013, our ownership interests in our Real Estate Properties were valued at $434.3 million, including among others, (i) Crowes Crossing, a retail property located in Stone Mountain, Georgia, which was valued at $9.1 million, (ii) Everson Pointe, a retail property located in Snellville, Georgia, which was valued at $10.2 million, (iii) the Gulf Coast Industrial Portfolio, comprised of fourteen industrial properties located in New Orleans, Louisiana, San Antonio, Texas and Baton Rouge, Louisiana, which was valued at $52.2 million, (iv) the Camden Multi-Family Properties, comprised of two apartment communities located in Greensboro and Charlotte, North Carolina, which were valued at $26.8 million and (v) Oakview Plaza, a retail property located in Omaha, Nebraska, which was valued at $26.9 million.

During the fourth quarter of 2013, we entered into separate agreements to sell Everson Pointe and Crowes Crossing to unrelated third parties. The dispositions of Everson Pointe and Crowes Crossing closed on December 20, 2013 and January 23, 2014, respectively. Accordingly, their estimated fair values were based on their respective contractual sales prices, less applicable closing costs. Our valuations for the Gulf Coast Industrial Portfolio, the Camden Multi-Family Properties and Oakview Plaza were deemed equivalent to their respective non-recourse mortgage indebtedness because we believe their outstanding mortgage indebtedness either exceeds or approximates their estimated fair values.

With respect to our Investments in Unconsolidated Affiliated Properties, as of September 30, 2013 we had a 49.0% non-managing membership interest in 1407 Broadway Mezz II, LLC (“1407 Broadway”). We account for our Investments in Unconsolidated Affiliated Properties under the equity method of accounting. As of September 30, 2013, 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located in New York, New York, was valued at $10.6 million and approximates the carrying value of our investment in 1407 Broadway as of September 30, 2013. The value of our investment in 1407 Broadway has been reduced by our proportionate share of its outstanding mortgage indebtedness. Because 1407 Broadway is subject to a leasehold interest, our valuation is based on a holding period equivalent to its remaining term which was approximately 36 years as of September 30, 2013.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Real Estate Properties, excluding (i) Crowes Crossing, (ii) Everson Pointe, (iii) the Gulf Coast Industrial Portfolio, (iv) the Camden Multi-Family Properties and (v) Oakview Plaza, as of September 30, 2013:

Weighted-
Average
Basis
Exit capitalization rate	8.6%
Discount rate	9.9%
Annual market rent growth rate	3.5%
Annual net operating income growth rate	5.5%
Holding period (in years)	10.0

While we believe that our assumptions are reasonable, a change in these assumptions would impact the calculations of the estimated value of our Real Estate Properties. Assuming all other factors remain unchanged, a decrease in the exit capitalization rates of 25 basis points would increase the value of our Real Estate Properties by approximately $4.6 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our Real Estate Properties by approximately $4.3 million. Similarly, a decrease in the discount rates of 25 basis points would increase the value of our Real Estate Properties by approximately $7.0 million and an increase in the discount rates of 25 basis points would decrease the value of our Real Estate Properties by approximately $6.8 million.

As of September 30, 2013, the aggregate estimated value of our Real Estate Properties was approximately $434.3 million and the aggregate cost of our Real Estate Properties was approximately $431.4 million, including $25.8 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through September 30, 2013, results in an overall increase in the real estate value of 0.7%.

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

Mortgage Loans Receivable: The values of our mortgage loans receivable are estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments are based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans are discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan–to–value ratios, type of collateral, current performance, credit enhancements and other factors.

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

Net Assets Held for Disposition: Our net assets held for disposition consists of the real estate and non-real estate assets and liabilities attributable to our Houston Extended Stay Hotels which were classified as held for disposition in our consolidated balance sheet as of September 30, 2013. During the third quarter of 2013, we entered into an agreement to sell our Houston Extended Stay Hotels to an unrelated third party. The disposition of the Houston Extended Stay Hotels closed on December 20, 2013 and therefore, the estimated fair value of the real estate assets were based on the contractual sales price, less closing costs.

Mortgage Notes Payable: The estimated values of our debt instruments are equal to their U.S. GAAP fair values as of September 30, 2013, but do not equal the book value of the loans in accordance with U.S. GAAP. The estimated values of our debt instruments were estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan and revolving line of credit, approximates their carrying values because of their short maturities.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to our sponsor, loans due to affiliates, tenant allowances and deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective Real Estate Properties or financial instruments.

Other Noncontrolling Interests: Our other noncontrolling interests consist of Series A preferred limited partnership interests in our Operating Partnership (“Series A Preferred Units”) at their liquidation preference of $58.2 million plus accrued distributions on common units and subordinated profits interests in our Operating Partnership aggregating $0.6 million less notes receivable due from noncontrolling interests of $55.1 million, which are secured by the Series A Preferred Units.

Limitations of Estimated Value per Share of Common Stock

As mentioned above, we are providing this estimated value per share of common stock (i) to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations which require them to include a valuation per share of common stock in their customer account statements pursuant to NASD Conduct Rule 2340, and (ii) to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. The current fair value of our shares of common stock may be higher or lower than this valuation. There currently is no public market for our shares of common stock and we do not expect one to develop. We currently have no plans to list our shares of common stock on a national securities exchange or over-the-counter market, or to include our shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of our shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a stockholder to liquidate an investment in shares of our common stock. During the period January 1, 2009 through September 30, 2013, we purchased shares of our common stock through our share repurchase program and pursuant to our issuer tender offers of $9.80 and $10.60 per share of common stock, dated October 3, 2011 and May 1, 2013, respectively. In addition, we have issued shares of our common stock through our DRIP.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share of common stock, which could be significantly different from the estimated value per share of common stock determined by our Board of Directors. The estimated value per share of common stock determined by our Board of Directors does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated value per share of common stock is not a representation, warranty or guarantee that:

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

Further, the estimated value per share of common stock as of September 30, 2013 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of September 30, 2013. Additionally, because we have not sought stockholder approval to adopt a plan of liquidation of the Company, our estimated value per share of common stock does not take into consideration any distributions which would be payable upon our liquidation to an affiliate of our sponsor, as holder of SLPs in our Operating Partnership, which may reduce the fair market value or liquidation value of our shares of common stock. Our estimated value per share of common stock does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share of common stock does not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. The value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated value per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated value per share of common stock on at least an annual basis, but are not required to do so more frequently than every 18 months.

DRIP and Share Repurchase Program

Our DRIP provides our eligible stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of December 31, 2013, we had approximately 7.8 million shares available for issuance under our DRIP. On February 14, 2014, in conjunction with the estimate of the value per share of our common stock as of September 30, 2013, our Board of Directors reaffirmed the purchase price of $11.21 per common share under our DRIP. Under our DRIP, eligible stockholders may acquire, from time to time, additional shares of our common stock by reinvesting any cash distributions paid by us to such stockholder, without incurring any brokerage commission, fees or service charges.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Share Repurchase Program

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

On February 14, 2014, our Board of Directors approved an increase to the price for all purchases under our share repurchase program from $9.00 to $10.00 per share. Previously the purchase price was $9.00 per share, except in the case of the death of the stockholder, whereby the purchase price per common share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through the share repurchase program, although if a stockholder redeems all of its shares our Board of Directors has the discretion to exempt shares purchased pursuant to the distribution reinvestment plan from this one year requirement. Other affiliates will not be eligible to participate in share repurchase program.

Pursuant to the terms of the share repurchase program, we will make repurchases, if requested, at least once quarterly. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to two (2.0%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

Since inception through December 2008, we fully funded all redemption requests. During 2009, we redeemed 0.5 million common shares which was the maximum amount allowed under our share repurchase program for the calendar year and represented 31% of redemption requests received during the period. During 2010, we redeemed 0.6 million common shares or 26% of redemption requests received during the period. During 2011, we redeemed approximately 0.6 million common shares or 69% of redemption requests received during the period, at an average price per share of $9.10 per share. During 2012, we redeemed approximately 0.4 million common shares or 74% of redemption requests received during the period, at an average price per share of $9.05 per share. . During 2013, we redeemed approximately 0.3 million common shares or 34% of redemption requests received during the period, at an average price per share of $9.19 per share.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2013, we have paid aggregate distribution in the amount of $126.0 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program.

Total dividends declared during the years ended December 31, 2013, 2012 and 2011 were $19.8 million, $21.0 million and $22.2 million, respectively.

The following tables (amounts in thousands) provide a summary of the quarterly distributions declared and the source of distributions for the periods indicated:

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q4 2013	Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			November 14, 2013		August 12, 2013		May 10, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$13,521		$3,076		$3,286		$3,595		$3,564
Distributions reinvested	6,268		1,426		1,532		1,670		1,640
Total Distributions	$19,789		$4,502		$4,818		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$13,521	68%	$1,861	41%	$3,286	68%	$3,595	68%	$2,197	42%
Cash other than cash flows provided by operations	-	0%	1,215	27%	-	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	6,268	32%	1,426	32%	1,532	32%	1,670	32%	1,640	32%
Total Sources	$19,789	100%	$4,502	100%	$4,818	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,109		$1,956		$8,046		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company’s DRIP	559		127		137		149		146

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$14,238		$3,633		$3,604		$3,547		$3,454
Distributions reinvested	6,788		1,671		1,685		1,678		1,754
Total Distributions	$21,026		$5,304		$5,289		$5,225		$5,208

Source of distributions:
Cash flows provided by operations	$14,238	68%	$2,270	43%	$3,604	68%	$3,547	68%	$3,454	66%
Cash other than cash flows provided by operations	-	0%	1,363	26%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	6,788	32%	1,671	31%	1,685	32%	1,678	32%	1,754	34%
Total Sources	$21,026	100%	$5,304	100%	$5,289	100%	$5,225	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,071		$2,270		$4,675		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company’s DRIP	671		165		167		166		173

	Year Ended December 31, 2011		Three Months Ended December 31, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q4 2011	Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			November 11, 2011		May 13, 2011		May 13, 2011		March 4, 2011

Date distribution paid			January 13, 2012		July 15, 2011		July 15, 2011		April 15, 2011

Distributions paid	$14,816		$3,730		$3,766		$3,666		$3,654
Distributions reinvested	7,344		1,827		1,836		1,857		1,824
Total Distributions	$22,160		$5,557		$5,602		$5,523		$5,478

Source of distributions:
Cash flows provided by operations	$10,730	48%	$939	17%	$3,766	67%	$3,666	66%	$2,359	43%
Cash other than cash flows provided by operations	4,086	18%	2,791	50%	-	0%	-	0%	1,295	24%
Proceeds from issuance of common stock through DRIP	7,344	34%	1,827	33%	1,836	33%	1,857	34%	1,824	33%
Total Sources	$22,160	100%	$5,557	100%	$5,602	100%	$5,523	100%	$5,478	100%

Cash flows provided by/(used in) operations (GAAP basis)	$12,700		$939		$4,135		$5,267		$2,359

Number of shares (in thousands) of common stock issued pursuant to the Company’s DRIP	772		192		193		195		192

On March 28, 2014, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2014 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2014.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

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

(In Thousands, Except Per Share Amounts)	2013	2012	2011	2010	2009

Operating Data:
Revenues	$73,562	$47,190	$40,030	$28,409	$29,400

Gain on dispostion of unconsolidated affiliated real estate entities	1,200	120,607	28,109	142,693	-

(Loss)/income from investments in affiliated real estate entities	(1,524)	728	(184)	(12,096)	(10,311)

Net income/(loss) from continuing operations	13,037	117,495	8,356	123,375	(32,125)
Net income/(loss) from discontinued operations	3,265	2,451	(247)	18,566	(33,979)
Net income/(loss)	16,302	119,946	8,109	141,941	(66,104)
Less: net (income)/loss attributable to noncontrolling interest	(1,388)	(11,625)	(2,509)	(12,010)	909
Net income/(loss) applicable to Company’s common shares	$14,914	$108,321	$5,600	$129,931	$(65,195)

Basic and diluted net income/(loss)per Company’s common share
Continuing operations	$0.41	$3.54	$0.19	$3.51	$(1.00)
Discontinued operations	0.12	0.08	(0.01)	0.58	(1.08)
Basic and diluted income/(loss) per Company’s common shares	$0.53	$3.62	$0.18	$4.09	$(2.08)

Distributions declared for Company’s common shares	$19,789	$21,026	$22,160	$23,086	$27,335
Weighted average common shares outstanding-basic and diluted	28,310	29,941	31,648	31,755	31,277
Balance Sheet Data:
Total assets	$677,332	$719,640	$564,356	$517,458	$429,564
Long-term obligations	295,278	197,832	199,532	175,140	175,500
Liabilities held for sale	6,113	18,790	25,500	21,074	71,059
Company’s stockholder’s equity	268,358	344,499	226,541	244,031	131,702

Other financial data:
Funds from operations (FFO) attributable to Company’s common shares (1)	$31,730	$598	$(2,338)	$32,420	$16,338

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

Overview

The Lightstone REIT, (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and may continue to acquire and operate in the future, commercial, residential and hospitality properties, principally in the United States. Our acquisitions are, principally through the Operating Partnership, and may include both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily extended stay hotels), industrial and office properties and our residential properties are principally comprised of ’‘Class B’’ multi-family complexes.

As discussed in Note 2 to the consolidated financial statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2013, we continue to comply with the requirements for maintaining our REIT status.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2013 and 2012, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Property Acquisitions

In July 2012 we took title to the Courtyard - Parsippany through the restructuring of the mortgage loan secured by the hotel and during December 2012, we acquired the Hotel Portfolio.

In January 2013, we acquired the Holiday Inn Express – Auburn, in May 2013, we acquired the Baton Rouge Hotel Portfolio, in June 2013, we acquired the Arkansas Hotel Portfolio and in August 2013 we acquired the Florida Hotel Portfolio.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $26.4 million to $73.6 million for the year ended December 31, 2013 compared to $47.2 million for the year ended December 31, 2012. The increase primarily reflects higher revenues in our Hospitality Segment and Multi-Family Residential Segment of $24.9 million and $1.9 million, respectively. Revenues in our Retail Segment and Industrial Segment experienced a slight net decrease. See “Segment Results of Operations for the year ended December 31, 2013 compared to December 31, 2012” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $17.5 million to $42.9 million for the year ended December 31, 2013 compared to $25.4 million for the year ended December 31, 2012. The increase was primarily due to the timing of our property acquisitions.

Real estate taxes

Real estate taxes were increased by approximately $0.9 million to $4.7 million for the year ended December 31, 2013 compared to $3.8 million for the year ended December 31, 2012. The increase was primarily due to the timing of our property acquisitions.

General and administrative expenses

General and administrative were increased by approximately $2.6 million to $10.5 million for the year ended December 31, 2013 compared to $7.9 million for the year ended December 31, 2012. The increase is primarily attributable to higher acquisition and related costs during the 2013 period associated with our property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $3.3 million to $11.8 million for the year ended December 31, 2013 compared to $8.5 million for the year ended December 31, 2012. The increase was primarily due to the timing of our property acquisitions.

Mark to market adjustment on derivative financial instruments

During the years ended December 31, 2013 and 2012, we recorded mark to market adjustments on derivative financial instruments of $0.4 million and a negative $13.5 million, respectively. These mark to market adjustments represent the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range. The collar expired in December 2013.

Interest and dividend income

Interest and dividend income decreased by approximately $4.3 million to $10.2 million for the year ended December 31, 2013 compared to $14.5 million for the year ended December 31, 2012. The decrease was primarily attributable to lower interest income on our mortgages receivable as a result of the restructuring of the mortgage loan noted above and the repayment of our Rego Park Joint Venture Second Mortgage Loan as well as lower interest income on our Notes Receivable due from Noncontrolling Interests (see Note 1 of the Notes to Consolidated Financial Statements for additional information).

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $4.2 million to $16.9 million for the year ended December 31, 2013 compared to $12.7 million for the year ended December 31, 2012. The increase is primarily attributable to the timing of certain new borrowings throughout 2012 and 2013 and the accrual of default interest on the mortgage indebtedness for our Gulf Coast Industrial Portfolio beginning in the third quarter of 2012. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Gain/(loss) on sale of marketable securities

We had a gain on sale of marketable securities of approximately $14.1 million for the year ended December 31, 2013 compared to a loss on the sale of marketable securities of approximately $0.3 million for the year ended December 31, 2012. The 2013 gain was primarily attributable to the sale of 156,000 Marco OP Units.

Gain on disposition of unconsolidated affiliated real estate entities

During the year ended December 31, 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in Grand Prairie Holdings LLC (“GPH”) resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

(Loss)/income from investments in unconsolidated affiliated real estate entities

This account represents our portion of the earnings associated with our interests in certain investments in unconsolidated affiliated real estate entities, which we account for under the equity method of accounting. Our loss from investments in unconsolidated affiliated real estate entities was $1.5 million during the year ended December 31, 2013 compared to income of $0.7 for the year ended December 31, 2012. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the year ended December 31, 2012 in connection with our acquisition of the Courtyard - Parsippany. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint venture held by Lightstone REIT II and (iv) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (v) the interests held by minority owners of certain of our hotels. See Note 14 of the Notes to Consolidated Financial Statements for additional information.

Segment Results of Operations for the year ended December 31, 2013 versus the year ended December 31, 2012

Retail Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$11,808	$12,349	$(541)	-4.4%
NOI	7,238	7,727	(489)	-6.3%
Average Occupancy Rate for period	83.8%	83.9%		-0.1%

The following table represents lease expirations for the Retail Segment as of December 31, 2013:

Lease	Number of		Annualized Base		Percent of Total
Expiration	Expiring	GLA of Expiring	Rent of Expiring	Percent of	Annualized
Year	Leases	Leases (Sq. Ft.)	Leases ($)	Total GLA	Base Rent
2014	22	61,614	747,315	10.000%	9.700%
2015	12	124,960	1,728,255	20.400%	22.400%
2016	13	52,841	693,532	8.600%	9.000%
2017	6	17,050	222,230	2.800%	2.900%
2018	14	97,804	1,414,381	15.900%	18.300%
2019	13	47,020	981,383	7.700%	12.700%
2020	5	117,957	982,918	19.200%	12.700%
2021	4	21,128	300,040	3.400%	3.900%
2022	1	45,528	295,932	7.400%	3.800%
2023	1	28,000	346,640	4.600%	4.600%
Thereafter	-	-	-	-	-
	91	613,902	7,712,626	100.0%	100.0%

Revenues and NOI both decreased by approximately $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease is primarily attributable to a decrease in the average occupancy rate.

Multi- Family Residential Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$14,599	$12,680	$1,919	15.1%
NOI	6,784	5,806	978	16.8%
Average Occupancy Rate for period	94.3%	94.9%		-0.6%

Revenues and NOI increased by approximately $1.9 million and $1.0 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012. These increases reflect higher rental rates and also the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$7,267	$7,214	$53	0.7%
NOI	4,304	3,979	325	8.2%
Average Occupancy Rate for period	79.3%	82.6%		-3.3%

The following table represents lease expirations for our Industrial Segment as of December 31, 2013:

Lease	Number of		Annualized Base		Percent of Total
Expiration	Expiring	GLA of Expiring	Rent of Expiring	Percent of	Annualized
Year	Leases	Leases (Sq. Ft.)	Leases ($)	Total GLA	Base Rent
2014	43	308,690	1,522,973	27.5%	27.9%
2015	24	521,399	2,164,802	46.5%	39.6%
2016	29	183,369	800,363	16.4%	14.7%
2017	5	31,577	253,731	2.9%	4.6%
2018	11	76,025	721,968	6.7%	13.2%
Thereafter	-	-	-	-	-
	112	1,121,060	5,463,837	100.0%	100.0%

Revenues remained relatively consistent for the year ended December 31, 2013 compared to 2012.

NOI increased by $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of decreased operating expenses.

Hospitality Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%
	(unaudited)
Revenues	$39,888	$14,947	$24,941	166.9%
NOI	6,866	(259)	7,125	*
Average Occupancy Rate for period	62.2%	37.3%		24.9%
Rev PAR	$68.31	$38.71	$29.60	76.5%

The revenues in our Hospitality Segment increased by approximately $24.9 million for the year ended December 31, 2013 compared to 2012. The increase in the 2013 period is primarily attributable to the timing of our hotel acquisitions.

NOI in our Hospitality Segment increased by $7.1 million for the year ended December 31, 2013 compared to the 2012. This increase is primarily attributable to the timing of our hotel acquisitions.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $7.2 million to $47.2 million for the year ended December 31, 2012 compared to $40.0 million for the year ended December 31, 2011. The increase reflects higher revenues in our Hospitality Segment and Retail Segment of $4.0 million and $2.4 million, respectively. Revenues in our Multi-Family Residential Segment and Industrial Segment also increased slightly. See “Segment Results of Operations for the year ended December 31, 2012 versus the year ended December 31, 2011” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $5.5 million to $25.4 million for the year ended December 31, 2012 compared to $19.9 million for the year ended December 31, 2011. The increase primarily reflects higher property operating expenses in our Hospitality segment of approximately $4.9 million in the 2012 period attributable to the timing of the acquisitions of the CP Boston Property, which was acquired in March 2011 and rebranded in 2012 and now referred to as the “DoubleTree – Danvers”, and the Courtyard - Parsippany, which was acquired in July 2012. The remaining increase is attributable to the timing of the acquisition of DePaul Plaza, which was acquired on November 2011 and is included in our Retail Segment.

Real estate taxes

Real estate taxes increased by approximately $0.3 million to $3.8 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011. The increase of approximately $0.3 million is attributable to the timing of acquisitions made in 2012 and 2011.

Impairment loss on long-lived assets

The impairment loss on long-lived assets of $8.3 million during the year ended December 31, 2011 primarily represents an impairment charge within our Industrial Segment of approximately $8.3 million recorded in connection with the Gulf Coast Industrial Properties. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

General and administrative expenses

General and administrative expenses decreased by approximately $1.1 million to $7.9 million for the year ended December 31, 2012 compared to $8.9 million for the year ended December 31, 2011. The decrease was attributable to fewer expenses with respect to the timing of acquisitions during the 2012 period.

Franchise cancellation expense

During the second quarter of 2011, the CP Boston Joint Venture decided to rebrand the CP Boston Property to a DoubleTree by Hilton and incurred a franchise cancellation fee of approximately $1.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.3 million to $8.5 million for the year ended December 31, 2012 compared to $7.2 million the year ended December 31, 2011. The increase was due primarily to attributable to the timing of acquisitions made in 2012 and 2011.

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

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.7 million to $12.7 million for the year ended December 31, 2012 compared to $11.0 million for the year ended December 31, 2011. The increase is primarily attributable to the timing of new borrowings in 2012 and 2011.

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

Gain/(loss) on sale of marketable securities

Gain/(loss) on sale of marketable securities decreased by $2.8 million to a loss of $0.3 million for the year ended December 31, 2012 compared to a loss of $3.1 million for the year ended December 31, 2011 primarily due to timing of sales of securities and the differences in adjusted cost basis compared to proceeds received upon sale.

Bargain purchase gain

We recognized a bargain purchase gain of approximately $4.8 million during the year ended December 31, 2012 in connection with our acquisition of the Courtyard - Parsippany. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

(Loss)/income from investments in unconsolidated affiliated real estate entities

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

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, (iii) the 20.0% interest in the CP Boston Joint Venture previously held by Lightstone REIT II during the 2011 period, (iv) the 10.0% interest in the Rego Park Joint Venture held by Lightstone REIT II and (iv) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates. See Note 14 of the Notes to the Consolidated Financial Statements for additional information.

Segment Results of Operations for the year ended December 31, 2012 versus the year ended December 31, 2011

Retail Segment

	For the years ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$12,349	$9,915	$2,434	24.5%
NOI	7,727	6,451	1,276	19.8%
Average Occupancy Rate for period	83.9%	82.1%		1.8%

Revenues for our Retail Segment increased by approximately $2.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The higher revenues for the 2012 compared to 2011 reflect an aggregate increase of $2.7 million attributable to DePaul Plaza, which was acquired in November 2011, partially offset by an aggregate decrease of approximately $0.3 million for all our other retail properties.

NOI for our Retail Segment increased by approximately $1.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to the timing of the aforementioned property acquisition during 2011.

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

Our Industrial Segment’s revenues increased slightly but its NOI remained relatively unchanged for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Hospitality Segment

	For the Year Ended December 31,		Variance Increase/(Decrease)
	2012	2011	$	%
	(unaudited)
Revenues	$14,947	$10,920	$4,027	36.9%
NOI	(259)	774	(1,033)	-133.5%
Average Occupancy Rate for period	37.3%	47.3%		-10.0%
Rev PAR	$38.71	$43.50	$(4.79)	-11.0%

Our Hospitality Segment’s revenues increased by approximately $4.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase reflects higher aggregate rental revenues and other service income of (i) $$3.5 million in the 2012 period attributable to the timing of the acquisitions of the CP Boston Property and the Courtyard - Parsippany, which were acquired in March 2011 and July, 2012, respectively, and (ii) $0.4 million in the 2012 period from a portfolio comprised of three hotels that was acquired on December 3, 2012. The lower average occupancy rate and the increased Rev PAR during the 2012 period were primarily driven by the CP Boston Property.

Our Hospitality Segment’s NOI decreased by $1.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The aforementioned increase in revenues was substantially offset by additional operating expenses of approximately $1.3 million during the 2012 period attributable to the timing of the acquisition of the CP Boston Property.

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

We currently have $295.3 million of outstanding mortgage debt, a $19.9 million line of credit and a $20.3 million margin loan. Additionally, we have approximately $7.5 million of remaining availability to us under a construction loan for Gantry Park (the “Gantry Park Construction Loan”) and $10.9 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2013, our total borrowings represented 98% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Acquisition fees	$2,172	$1,177	$1,929
Asset management fees	2,608	2,366	1,995
Property management fees	1,391	1,458	1,327
Acquisition expenses reimbursed to Advisor	-	-	242
Development fees and leasing commissions	2,495	545	650
Total	$8,666	$5,546	$6,143

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2013, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2013, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Cash flows provided by operating activities	$17,109	$17,071	$12,700
Cash flows (used in)/provided by investing activities	(47,447)	43,271	344
Cash flows (used in)/provided by financing activities	(15,568)	6,938	(5,837)
Net change in cash and cash equivalents	(45,906)	67,280	7,207
Cash and cash equivalents, beginning of the year	98,805	31,525	24,318
Cash and cash equivalents, end of the year	$52,899	$98,805	$31,525

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

Operating activities

Net cash flows provided by operating activities of $17.1 million for the year ended December 31, 2013 consists of the following:

•	cash inflows of approximately $9.2 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $5.9 million associated with the net changes in operating assets and liabilities; and

•	cash inflows of approximately $2.0 million from discontinued operations.

Investing activities

The net cash used in investing activities from of $47.4 million for the year ended December 31, 2013 consists primarily of the following:

•	purchases or net deposits for purchases of investment property of approximately $119.6 million;

•	payments on loans due to affiliates of $2.3 million;

•	net amounts received from settlement of Marco OP Units Collar of approximately $2.1 million;

•	proceeds from the disposition of GPH of approximately $1.2 million;

•	collections on mortgages receivable of $19.6 million;

•	net proceeds from the sale and purchase of marketable securities of $36.8 million;

•	distribution from 1407 Broadway of approximately $1.2 million;

•	contributions to 1407 Broadway of approximately $12.6 million; and

•	cash inflows of approximately $26.3 million from discontinued operations.

Financing activities

The net cash used by financing activities of approximately $15.6 million for the year ended December 31, 2013 is primarily related to the following:

•	distributions to our common shareholders of $14.1 million and common share redemptions of $54.7 million made pursuant to our tender offer and share repurchase program;

•	distributions to our noncontrolling interests of $8.8 million;

•	contributions from our noncontrolling interests of $0.9 million

•	net payments on our notes payable of $23.1 million and net proceeds from mortgage financing of $99.0 million;

•	debt principal payments $2.8 million; and

•	cash outflows, principally the repayment of mortgage indebtedness, of approximately $11.9 million from discontinued operations.

The following summarizes our indebtedness maturing in 2014 and our current intentions:

Gulf Coast Industrial Portfolio

Our non-recourse mortgage of approximately $51.9 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

Camden Multi-Family Properties

Our two individual non-recourse mortgages aggregating approximately $26.7 million, secured by the Camden Multi-Family Properties are scheduled to mature in December 2014. We are currently evaluating our options with respect to these properties and may seek to refinance or extend these mortgages or potentially dispose of the properties. No assurances can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2013.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Payable	$80,957	$2,461	$141,382	$43,517	$26,961	$-	$295,278
Interest Payments [1,2]	12,354	10,762	7,414	1,854	920	-	33,304

Total Contractual Obligations	$93,311	$13,223	$148,796	$45,371	$27,881	$-	$328,582

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2013 was used.

2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $40.2 million as of December 31, 2013, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows the Company to designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Hotel Portfolio. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of December 31, 2013 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

During the second quarter of 2012, we commenced construction of Gantry Park, a residential project. On September 28, 2012 we entered into the Gantry Park Construction Loan providing up to $51.0 million to fund the costs of development and construction. During the fourth quarter of 2013, we substantially completed the construction of Gantry Park and placed its associated assets into service. The outstanding balance of the Gantry Park Construction Loan was $43.5 million as of December 31, 2013 and the remaining amount available under the Gantry Park Construction Loan was $7.5 million which we believe will be sufficient to fund the remaining anticipated costs related to the development and construction of Gantry Park. Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.

We are currently is in compliance with all of our debt covenants; however, the debt associated with the Gulf Coast Industrial Portfolio was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $2.2 million of default interest was accrued during the year ended December 31, 2013 pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $2.9 million and $0.7 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2013 and 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which secured by their Series A Preferred Units and Common Units. As a result, the Contributing Parties Loans were approximately $47.4 million as of December 31, 2013, which must be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

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

On January 2, 2014, the Operating Partnership redeemed the remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining Contributing Parties Loans aggregating approximately $47.4 million in full.

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

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$16,302	$119,946	$8,109
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	11,810	8,465	7,179
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	2,838	3,140	2,919
Impairment loss on long-lived assets	-	-	8,319
Adjustments to equity in earnings from unconsolidated entities, net	5,210	(3,697)	(1,512)
Bargain purchase gain	-	(4,800)
Gain on disposal of investment property	(363)	-	-
Gain on disposal of unconsolidated affiliated real estate entities	(1,200)	(120,607)	(28,109)
Discontinued operations:
Depreciation and amortization of real estate assets	1,073	1,521	1,170
Gain on disposal of investment property	(2,021)	(2,098)	-
FFO	33,649	1,870	(1,925)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	3,944	1,838	5,361
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(303)	(420)	(327)
Gain on debt extinguishment	(3,672)	-	-
Mark to market adjustments (3)	(664)	13,485	13,943
Amortization of discount on debt investment	(1,057)	(2,228)	(1,367)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
(Gain)/loss on sale of marketable securities	(14,124)	339	3,060

MFFO	17,773	14,884	18,745
Straight-line rent (5)	(423)	(471)	(748)
MFFO - IPA recommended format (6)	$17,350	$14,413	$17,997

Net income	$16,302	$119,946	$8,109
Less: income attributable to noncontrolling interests	(1,388)	(11,625)	(2,509)
Net income applicable to company’s common shares	$14,914	$108,321	$5,600
Net income per common share, basic and diluted	$0.53	$3.62	$0.18

FFO	$33,649	$1,870	$(1,925)
Less: FFO attributable to noncontrolling interests	(1,919)	(1,272)	(413)
FFO attributable to company’s common shares	$31,730	$598	$(2,338)
FFO per common share, basic and diluted	$1.12	$0.02	$(0.07)

MFFO - IPA recommended format	$17,350	$14,413	$17,997
Less: MFFO attributable to noncontrolling interests	(715)	(1,249)	(966)
MFFO attributable to company’s common shares	$16,635	$13,164	$17,031

Weighted average number of common shares outstanding, basic and diluted	28,310	29,941	31,648

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $2,799 and $3,780 of default interest incurred and unpaid during the years ended December 2013 and 2012, consisting of (i) $2,203 and $715 during the years ended December 2013 and 2012, respectively, related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $596 and $3,065 during the years ended December 2013 and 2012, respectively, representing our proportionate share of the default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred during 2012 and 2013 but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation would increase MFFO for the year ended December 31, 2013 and 2012 to $19,434 and $16,944.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2013

FFO	$79,872
Distributions	$125,988

For the year ended December 31, 2013, we paid distributions of $20.6 million, including $14.1 million of distributions paid in cash and $6.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $31.7 million and cash flow from operations was $17.1 million. See the reconciliation of FFO to net income above.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2013, cumulative SLP Unit distributions declared were $12.9 million, of which $12.4 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2013, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 15 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our Distribution Reinvestment Plan (“DRIP”) and excess cash other than operating cash flow.

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under out DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our audited balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of December 31, 2013, our net tangible book value per share was $12.02. On February 14, 2014, our Board of Directors confirmed the purchase price under our distribution reinvestment program as $11.21 per common share, which is a 5% discount to the estimated value per share of common stock of $11.80 as of September 30, 2013.

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

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2013 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2013, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2013, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $14.6 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$80,957	2,461	141,382	43,517	26,961	-	$295,278	$292,811

As of December 31, 2013, approximately $137.7 million, or 40%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.1 million.

The estimated fair value (in millions) of our debt is summarized as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$295.3	$292.8	$197.8	$198.6

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2013, we had no off-balance sheet arrangements.

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

To the Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2014

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2013	As of December 31, 2012

Assets

Net investment property	$414,209	$311,902
Investment in unconsolidated affiliated real estate entity	9,496	-
Cash and cash equivalents	52,899	98,805
Marketable securities, available for sale	146,383	186,430
Restricted escrows	20,145	43,857
Tenant accounts receivable (net of allowance for doubtful accounts of $194 and $261, respectively)	3,366	2,448
Mortgages receivable	5,310	23,876
Intangible assets, net	1,964	2,444
Interest receivable from related parties	171	2,230
Prepaid expenses and other assets	16,109	14,126
Assets held for sale	7,709	33,522

Total Assets	$677,761	$719,640
Liabilities and Stockholders’ Equity
Mortgages payable	$295,278	$197,832
Notes payable	40,186	63,293
Accounts payable, accrued expenses and other liabilities	18,381	42,532
Due to sponsor	973	1,021
Loans due to affiliates	-	2,340
Tenant allowances and deposits payable	1,777	1,299
Distributions payable	4,525	5,305
Deferred rental income	1,414	844
Acquired below market lease intangibles, net	989	1,228
Liabilities held for sale	6,113	18,790

Total Liabilities	369,636	334,484

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,635 and 30,049 shares issued and outstanding, respectively	256	300
Additional paid-in-capital	211,447	266,115
Accumulated other comprehensive income	34,050	50,207
Accumulated surplus	23,002	27,877

Total Company’s stockholders’ equity	268,755	344,499

Noncontrolling interests	39,370	40,657

Total Stockholders’ Equity	308,125	385,156

Total Liabilities and Stockholders’ Equity	$677,761	$719,640

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Revenues:
Rental income	$59,021	$34,176	$28,787
Tenant recovery income	5,123	5,150	4,855
Other service income	9,418	7,864	6,388

Total revenues	73,562	47,190	40,030

Expenses:
Property operating expenses	42,947	25,367	19,887
Real estate taxes	4,749	3,766	3,449
Impairment loss on long-lived assets	-	-	8,319
General and administrative costs	10,544	7,882	8,945
Franchise cancellation expense	-	-	1,235
Depreciation and amortization	11,810	8,465	7,179

Total operating expenses	70,050	45,480	49,014

Operating income/(loss)	3,512	1,710	(8,984)

Mark to market adjustment on derivative financial instruments	444	(13,485)	(13,943)
Interest and dividend income	10,248	14,509	16,148
Interest expense	(16,857)	(12,677)	(10,957)
Gain on disposition of unconsolidated affiliated real estate entities	1,200	120,607	28,109
Bargain purchase gain	-	4,800	-
Gain/(loss) on sale of marketable securities	14,124	(339)	(3,060)
(Loss)/income from investments in unconsolidated affiliated real estate entities	(1,524)	728	(184)
Other income, net	1,890	1,642	1,227

Net income from continuing operations	13,037	117,495	8,356
Net income/(loss) from discontinued operations	3,265	2,451	(247)

Net income	16,302	119,946	8,109
Less: net income attributable to noncontrolling interests	(1,388)	(11,625)	(2,509)

Net income attributable to common shares	$14,914	$108,321	$5,600

Basic and diluted earnings per common share:
Continuing operations	$0.41	$3.54	$0.19
Discontinued operations	0.12	0.08	(0.01)
Net earnings per common share	$0.53	$3.62	$0.18

Weighted average number of common shares outstanding, basic and diluted	28,310	29,941	31,648

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$16,302	$119,946	$8,109

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(6,239)	30,101	19,480
Reclassification adjustment for (loss)/gain included in net income	(11,164)	36	253

Other comprehensive (loss)/income	(17,403)	30,137	19,733

Comprehensive (loss)/income	(1,101)	150,083	27,842

Less: Comprehensive income attributable to noncontrolling interests	(142)	(13,659)	(4,513)

Comprehensive (loss)/income attributable to the Company’s common shares	$(1,243)	$136,424	$23,329

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling
	Shares	Amount	Capital	Income/(Loss)	Surplus/(Deficit)	Interests	Total Equity

BALANCE, December 31, 2010	31,614	316	281,733	4,375	(42,858)	31,397	274,963
Net income	-	-	-	-	5,600	2,509	8,109
Other comprehensive income	-	-	-	17,729	-	2,004	19,733

Distributions declared	-	-	-	-	(22,160)	-	(22,160)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,581)	(9,581)
Contributions received from noncontrolling interests	-	-	-	-	-	9,444	9,444
Redemption and cancellation of shares	(2,682)	(27)	(26,233)	-	-	-	(26,260)
Shares issued from distribution reinvestment program	815	8	8,058	-	-	-	8,066
BALANCE, December 31, 2011	29,747	297	263,558	22,104	(59,418)	35,773	262,314
Net income	-		-	-	108,321	11,625	119,946
Other comprehensive income			-	28,103	-	2,034	30,137

Distributions declared	-		-	-	(21,026)	-	(21,026)
Distributions paid to noncontrolling interests	-		-	-	-	(15,141)	(15,141)
Contributions received from noncontrolling interests	-		-	-	-	8,561	8,561
Redemption and cancellation of shares	(396)	(4)	(3,615)	-	-	-	(3,619)
Shares issued from distribution reinvestment program	698	7	6,937	-	-	-	6,944
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)
BALANCE, December 31, 2012	30,049	300	266,115	50,207	27,877	40,657	385,156

Net income	-	-	-	-	14,914	1,388	16,302
							-
Other comprehensive loss	-	-	-	(16,157)	-	(1,246)	(17,403)
Distributions declared	-	-	-	-	(19,789)	-	(19,789)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,789)	(8,789)
Contributions received from noncontrolling interests	-	-	-	-	-	885	885
Redemption and cancellation of shares and noncontrolling interests	(5,008)	(50)	(61,152)	-	-	6,475	(54,727)
Shares issued from distribution reinvestment program	594	6	6,484	-	-	-	6,490
BALANCE, December 31, 2013	25,635	$256	$211,447	$34,050	$23,002	$39,370	$308,125

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,302	$119,946	$8,109
Less net income/(loss) - discontinued operations	3,265	2,451	(247)
Net income - continuing operations	13,037	117,495	8,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,810	8,465	7,179
(Gain)/loss on sale of marketable securities available for sale	(14,124)	339	3,060
Gain on disposition of unconsolidated affiliated real estate entities	(1,200)	(120,607)	(28,109)
Bargain purchase gain	-	(4,800)	-
Impairment of long lived assets and loss on disposal	-	-	8,319
Mark to market adjustment on derivative financial instruments	(444)	13,485	13,943
Amortization of discount on mortgage receivable	(1,057)	(2,228)	(1,367)
Loss/(income) from investments in unconsolidated affiliated real estate entities	1,524	(728)	184
Other non-cash adjustments	(366)	148	348
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	3,073	313	(836)
Increase in tenant accounts receivable	(1,112)	(650)	(712)
Increase/(decrease) in tenant allowance and security deposits payable	726	(49)	(200)
Increase in accounts payable and accrued expenses	2,712	3,634	1,183
Increase/(decrease) in due to Sponsor	(48)	54	666
Increase/(decrease) in deferred rental income	570	(80)	(399)
Net cash provided by operating activities - continuing operations	15,101	14,791	11,615
Net cash provided by operating activities - discontinued operations	2,008	2,280	1,085
Net cash provided by operating activities	17,109	17,071	12,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(121,851)	(52,621)	(56,776)
Purchase of marketable securities available for sale	(12,068)	(12,170)	(98,904)
Proceeds from sale of marketable securities available for sale	48,836	22,050	171,472
Settlement of derivative financial instrument	(20,362)	-	-
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	1,200	89,953	33,385
Collections on mortgage receivable	19,623	114	53
Deposits for purchase of real estate, net of refunds	2,200	200	(2,526)
Purchase of mortgages receivable	-	-	(29,749)
Contributions to investment in unconsolidated affiliated real estate entity	(12,639)	(180)	(6,368)
Purchase of noncontrolling interest in a subsidiary	-	(560)	-
Payments on loans due to affiliates	(2,340)	(60)	-
Distribution from investments in unconsolidated affiliated real estate entities	1,186	178	114
Release/(funding) of restricted escrows	22,453	(10,325)	(2,390)
Net cash (used in)/provided by investing activities - continuing operations	(73,762)	36,579	8,311
Net cash provided by/(used in) investing activities - discontinued operations	26,315	6,692	(7,967)
Net cash (used in)/provided by investing activities	(47,447)	43,271	344
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	100,236	12,000	17,839
Mortgage payments	(2,790)	(13,700)	(6,947)
Payment of loan fees and expenses	(1,277)	(2,616)	(272)
Payment of loan due to affiliates	-	-	(1,017)
(Repayment)/proceeds from notes payable	(23,107)	42,893	20,400
Redemption and cancellation of common shares	(54,727)	(3,619)	(25,836)
Payment of offering costs	-	-	(422)
Proceeds from letter of credit	-	-	500
Contributions received from noncontrolling interests	885	8,561	9,444
Distributions paid to noncontrolling interests	(8,789)	(15,141)	(9,581)
Distributions paid to Company’s stockholders	(14,079)	(14,335)	(14,141)
Net cash (used in)/provided by financing activities - continuing operations	(3,648)	14,043	(10,033)
Net cash (used in)/provided by financing activities - discontinued operations	(11,920)	(7,105)	4,196
Net cash (used in)/provided by financing activities	(15,568)	6,938	(5,837)

Net change in cash and cash equivalents	(45,906)	67,280	7,207
Cash and cash equivalents, beginning of year	98,805	31,525	24,318
Cash and cash equivalents, end of year	$52,899	$98,805	$31,525
See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), Lightstone REIT as the general partner, held a 98.1% interest as of December 31, 2013 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of December 31, 2013, on a collective basis, the Company (i) owned 4 retail properties containing a total of approximately 0.8 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family residential properties containing a total of 1,784 units, and 12 hotel hospitality properties containing a total of 1,557 rooms and (ii) owned interest in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the properties are located within the United States. As of December 31, 2013, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84%, 87%, 93% and 82% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“RevPAR”) was $68 and occupancy was 62% for the year ended December 31, 2013.

During the fourth quarter of 2013, Crowe’s Crossing Shopping Center, (“Crowe’s Crossing”) a retail shopping center located in Stone Mountain, Georgia, met the criteria to be classified as held for sale. The operating results of Crowe’s Crossing, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing are classified as held for sale in the consolidated balance sheets for all periods presented.

During the year ended December 31, 2013 the Company disposed of two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and a retail shopping center (“Everson Pointe”) located in Snellville, Georgia. The operating results of the Houston Extended Stay Hotels and Everson Pointe, through their respective dates of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels and Everson Pointe are classified as held for sale in the consolidated balance sheets as of December 31, 2012.

During the year ended December 31, 2012, the Company disposed of the Brazos Crossing Power Center (“Brazos Crossing”), a retail shopping center located in Lake Jackson, Texas. The operating results of Brazos Crossing, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an aggregate 36.8% membership interest in Mill Run, LLC (“Mill Run”) and an aggregate 40.0% membership interest in Prime Outlets Acquisition Company (“POAC”). The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. As of December 31, 2013, the Common Units and 50,100 Series A Preferred Units, with a liquidation preference of approximately $50.1 million, remain outstanding.

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

Related Parties:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2013, Lightstone REIT had a 98.1% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Cash paid for interest	$15,632	$11,310	$11,008

Distributions declared	$19,789	$21,026	$22,160

Value of shares issued from distribution reinvestment program	$6,490	$6,944	$8,066

Amounts placed in escrow	$-	$-	$13,500

Non cash purchase of investment property	$1,035	$7,904	$-

Issuance of note payable to an affiliate in exchange for remaining interest in CP Boston Joint Venture	$-	$2,400	$-

Satisfaction of Promissory Note in exchange for Courtyard - Parsippany	$-	$9,300	$-

Marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	$-	$16,082	$-

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Accounts Receivable

The Company makes estimates of the uncollectability of its accouts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Years Ended December 31, 2013, 2012 and 2011

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

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2006 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2013, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2013. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2013, the Company had no material uncertain income tax. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$295.3	$292.8	$197.8	$198.6

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other accumulated comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss within the consolidated statement of operations.

Stock-Based Compensation

The Company has a stock-based incentive award plan for the independent directors of its Board. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2013, 2012 and 2011, the Company had no material compensation costs related to the incentive award plan.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

New Accounting Pronouncements

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Property Acquisitions

The following is summary of the Company’s significant property acquisitions during the years ended December 31, 2013, 2012 and 2011.

2013

Florida Hotel Portfolio

On August 30, 2013, the Company completed the portfolio acquisition of (i) a 126-room limited service hotel which operates as a Hampton Inn, located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room select service hotel which operates as a Hampton Inn & Suites, located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, and collectively the “Florida Hotel Portfolio”), from certain limited liability companies controlled by the same seller, an unrelated third party.

The aggregate purchase price paid for the Florida Hotel Portfolio was approximately $30.8 million, net of $0.2 million of working capital adjustments. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 2.75% of the contractual purchase price or approximately $853.

The acquisition was funded with available cash and $19.9 million from our revolving credit facility (the “Revolving Credit Facility”).

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

Arkansas Hotel Portfolio

On June 18, 2013, the Company completed the portfolio acquisition of (i) a 95.0% ownership interest in a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott, located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro”), and (ii) a 100.0% ownership interest in a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel, located in Rogers, Arkansas (the “Aloft – Rogers”, and collectively, the “Arkansas Hotel Portfolio”), from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5.0% ownership interest in the Fairfield Inn - Jonesboro was acquired by an unrelated third party.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The acquisition was funded with available cash.

The acquisition of the Arkansas Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Arkansas Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $2.9 million was allocated to land and improvements, $13.5 million was allocated to building and improvements, and $2.0 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the Arkansas Hotel Portfolio as of the closing of the acquisition was approximately 10.4%.

Baton Rouge Hotel Portfolio

On May 16, 2013, the Company, through completed the portfolio acquisition of 90.0% ownership interests in two limited service hotels with an a total of 229 rooms (the “Baton Rouge Hotel Portfolio”), which operate as Courtyard by Marriott and Residence Inn by Marriott, both in Baton Rouge, Louisiana, which we refer to as the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 10.0% ownership interests were acquired by unrelated third parties.

The aggregate purchase price for the Baton Rouge Hotel Portfolio was approximately $15.6 million. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 2.75% of the contractual purchase price of $15.6 million, or approximately $0.4 million.

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

Holiday Inn Express - Auburn

On January 18, 2013, the Company acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama, from an unrelated third party, for aggregate cash consideration of approximately $5.7 million, excluding closing and other related transaction costs. The acquisition of the Holiday Inn Express - Auburn was funded from cash. Additionally, in connection with the acquisition of the Holiday Inn Express- Auburn, the Company’s Advisor received an aggregate acquisition fee equal to 2.75% of the aggregate acquisition price, or approximately $0.2 million.

The acquisition of the Holiday Inn Express - Auburn was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Holiday Inn Express - Auburn has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $0.7 million was allocated to land, $4.2 million was allocated to building and improvements, and $0.8 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Holiday Inn Express - Auburn as of the closing of the acquisition was 14.2%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Year Ended
December 31, 2013

Rental revenue	$11,161
Net loss	$(2,143)

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

	For the Years Ended December 31,
	2013	2012	2011
Pro forma rental revenue	$84,154	$69,259	$60,010
Pro forma net income	$17,564	$123,468	$10,081
Pro forma net income per Company’s common share, basic and diluted	$0.62	$4.12	$0.32

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

Courtyard - Willoughby

The 90-room Courtyard by Marriott (the “Courtyard - Willoughby”) is located in Willoughby, Ohio, adjacent to Interstate 90 about 16 miles east of downtown Cleveland. A $1.5 million renovation of the Courtyard - Willoughby was recently completed that included a full upgrade of guestrooms and corridors and the conversion of the lobby to the new “Courtyard Bistro” concept.

Fairfield Inn - Des Moines

The 102-room Fairfield Inn & Suites by Marriott (the “Fairfield Inn - Des Moines”) is located in West Des Moines, Iowa,l adjacent to Interstate 80 and two miles east of Interstate 35 in West Des Moines. An approximate $2.0 million renovation of the Fairfield Inn - Des Moines is expected to be completed during 2014.

SpringHill Suites - Des Moines

The 97-suite SpringHill Suites by Marriott (the “SpringHill Suites - Des Moines”) is located in West Des Moines, Iowa, adjacent to Interstate 80 and two miles east of Interstate 35 in West Des Moines. A $1.3 million renovation of the SpringHill Suites - Des Moines was recently completed and included improvements to the lobby, upgrades to the bedding and furniture packages and installation of new flat panel televisions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

The aggregate capitalization rate for the Hotel Portfolio as of the closing of the acquisition was 11.1%.

Courtyard – Parsippany

On October 28, 2011, the Company acquired a $17.9 million promissory note (the “Promissory Note”) for approximately $9.3 million from an unrelated third party. The purchase price reflected a discount of approximately $8.6 million to the outstanding principal balance and the Company did not amortize the discount because the Promissory Note was in default. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.3 million. The acquisition was funded with cash. The Promissory Note, which was collateralized by a Courtyard by Marriott (the “Courtyard - Parsippany”) located in Parsippany, New Jersey, was recorded in mortgages receivable on the consolidated balance sheet.

On July 30, 2012 the Company completed the foreclosure of the Promissory Note and took title to the Courtyard - Parsippany, including a $1.0 million furniture, fixtures and equipment reserve escrow held by Marriott International, Inc. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $14.1 million exceeded the book value of the Promissory Note of $9.3 million, resulting in the recognition of a bargain purchase gain of approximately $4.8 million in the consolidated statements of operations during the third quarter of 2012.

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

The capitalization rate for the Courtyard - Parsippany as of the closing of the acquisition was 10.7%.

LVP CP Boston Holdings, LLC

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture in which the Company previously had an 80.0% ownership interest and consolidates, from Lightstone REIT II with an effective date of January 1, 2012. As a result, the Company now owns 100.0% of the CP Boston Joint Venture, which previously acquired a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts on March 21, 2011. The CP Boston Property was rebranded to a DoubleTree Suites by Hilton during 2012 and now is referred to as the “DoubleTree – Danvers” (see Note 6).

2011

Crowe’s Crossing Shopping Center

On October 4, 2011, the Company acquired Crowe’s Crossing a 94,000-square-foot retail center located in Stone Mountain, Georgia, from an unrelated third party, for approximately $7.5 million. The acquisition of Crowe’s Crossing was funded from cash and proceeds from a $6.0 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The capitalization rate for Crowe’s Crossing as of the closing of the acquisition was 7.7%.

The Plaza at DePaul

On November 22, 2011, the Company acquired the Plaza at DePaul, (“DePaul Plaza”) a 187,000-square-foot retail center located in Bridgeton, Missouri, an unrelated third party, for approximately $19.8 million. The acquisition of DePaul Plaza was funded from cash and the assumption of an $11.8 million non-recourse mortgage loan. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.5 million.

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

LVP CP Boston Holdings, LLC

During 2011, the Company participated in the CP Boston Joint Venture, a joint venture in which the Company initially had an 80.0% ownership interest and consolidates, which acquired the CP Boston Property on March 21, 2011 (see Note 6).

50-01 2nd St Associates LLC

During 2011, the Company participated in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), a joint venture in which the Company initially had a 75.0% ownership interest and consolidates, which purchased a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York on August 18, 2011. The land was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) (see Note 11 and Note 14).

LVP Rego Park, LLC

During 2011, the Company participated in LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company had a 90.0% ownership interest and consolidates, which acquired a second mortgage loan secured by a residential apartment complex located in Queens, New York on April 12, 2011 (see Note 7).

Additionally, during 2011 the Company acquired two mortgages receivable with an aggregate cost of $14.9 million (see Note 7).

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

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Years Ended December 31, 2013, 2012 and 2011

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

During the first quarter of 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in GPH resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations.

5. Investments in Unconsolidated Affiliated Real Estate Entities

The entities discussed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	December 31, 2013	December 31, 2012
1407 Broadway Mezz II LLC (“1407 Broadway”)	January 4, 2007	49.0%	$9,496	$-
Total Investments in unconsolidated affiliated real estate entities			$9,496	$-

1407 Broadway Mezz II LLC

As of December 31, 2013, the Company has a 49.0% ownership in 1407 Broadway Mezz II LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the year ended December 31, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was initially placed into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the year ended December 31, 2013 include (i) an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.3 million of earnings representing its pro rata share of 1407 Broadway’s net income for year ended December 31, 2013. Additionally, during the year ended December 31, 2013, the Company received distributions from 1407 Broadway aggregating $1.2 million.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Total revenue	$37,737	$36,714	$34,423

Property operating expenses	28,797	28,163	28,440
Depreciation and amortization	5,792	5,725	5,957
Operating income	3,148	2,826	26

Gain on debt extinguishment	7,494	-	-

Interest expense and other, net	(3,495)	(10,371)	(3,738)

Net income/(loss)	$7,147	$(7,545)	$(3,712)

Company’s share of net earnings (49%)*	$(1,524)	$-	$(306)

* The Company’s share of earnings for the year ended December 31, 2013 includes an adjustment of $5,210 for previously unrecorded losses through December 31, 2012.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	December 31, 2013	December 31, 2012

Real estate, at cost (net)	$114,188	$107,151
Intangible assets	249	441
Cash and restricted cash	18,437	11,801
Other assets	19,969	15,972

Total assets	$152,843	$135,365

Mortgage payable	$126,000	$127,250
Other liabilities	14,503	19,774
Member capital/(deficit)	12,340	(11,659)

Total liabilities and members’ capital/(deficit)	$152,843	$135,365

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

GPH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in the entity that owns the Grand Prairie Outlet Center. On December, 4, 2012, GPH disposed of these interests and on December 17, 2012, GPH was merged into Marco II LP Units, LLC which simultaneously distributed the Marco II OP Units it held to its members (see Note 4). As a result, the Company’s no longer had any investment in GPH.

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the periods indicated:

	For the Period January 1, 2012 to December, 17, 2012	For the Year Ended December 31, 2011

Total revenue	$-	$286

Operating income	-	286

Other income, net	1,150	16
		16
Gain on disposition of unconsolidated affiliated entity	77,058	20,703

Net income	$78,208	$21,005

Company’s share of net income (40%)	$31,283	$8,402

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

LVH, through subsidiaries, held various ownership interests in certain entities, including ownership interests in the entity that owns the Livermore Valley Outlet Center and an entity that owns the Livermore Land Parcel located adjacent to the Livermore Outlet Center. On December, 4, 2012, LVH disposed of these interests and on December 17, 2012, LVH was merged into Marco II LP Units, LLC which simultaneously distributed the Marco II OP Units it held to its members (see Note 4). As a result, the Company’s no longer had an investment in LVH.

LVH Financial Information

The following table represents the unaudited condensed income statement for LVH for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Period January 1, 2012 to December, 17, 2012	For the Year Ended December 31, 2011

Other income, net	$669	$2
		42,589
Gain on disposition of unconsolidated affiliated entity	149,286	42,589

Net income	$149,955	$42,591

Company’s share of net income (40%)	$59,982	$17,036

6.	CP Boston Joint Venture

On March 21, 2011, the Company and Lightstone REIT II acquired, through the CP Boston Joint Venture, the CP Boston Property consisting of a 366-room, eight-story, full-service hotel and a 65,000 square foot water park, located in Danvers, Massachusetts from an unrelated third party, for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs.

The Company and Lightstone REIT II initially had 80.0% and 20.0% joint venture ownership interests, respectively, in the CP Boston Joint Venture and the Company’s share of the aggregate purchase price was approximately $8.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The Company’s portion of the acquisition was funded with cash. During the second quarter of 2011, the CP Boston Joint Venture decided to rebrand the hotel property to a DoubleTree Suites by Hilton, and now refers to it as the DoubleTree – Danvers, and incurred a franchise cancellation fee of approximately $1.2 million which is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

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

The capitalization rate for the DoubleTree - Danvers as of the closing of the acquisition was 9.0%.

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in the CP Boston Joint Venture, with an effective date of January, 1, 2012, from Lightstone REIT II. As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”), which was included in loans due to affiliates in the consolidated balance sheet as of December 31, 2012. The Lightstone REIT II Note required monthly payments of interest and during the year ended December 31, 2013 and 2012, the Company incurred $0.1 million and $0.2 million of interest expense, respectively, on the Lightstone REIT II Note. During 2013 the Company repaid Lightstone REIT II the remaining outstanding balance on the Lightstone REIT II Note. The difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million.

The Company’s interest in the CP Boston Joint Venture was a managing interest. Beginning on March 21, 2011, the Company consolidated the operating results and financial condition of the CP Boston Joint Venture. Additionally, Lightstone REIT II’s 20.0% joint venture ownership interest was accounted for as a noncontrolling interest from the date of initial acquisition through the date the Company acquired the remaining 20.0% joint venture ownership interest.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Receivable

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, the Rego Park Joint Venture, in which the Company and Lightstone REIT II had 90.0% and 10.0% ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from an unaffiliated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash. Beginning on April 12, 2011, the Company consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest. The Second Mortgage Loan was recorded in mortgages receivable on the consolidated balance sheet.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full. During the years ended December 31, 2013, 2012 and 2011, $1.1 million , $2.2 million and $1.4 million, respectively, of the discount was amortized into interest income. The carrying amount of the Second Mortgage Loan was $18.4 million as of December 31, 2012.

During the year ended December 31, 2013, the Rego Park Joint Venture made final distributions of all of its assets of approximately $21.0 million, to its members, of which approximately $2.1 million was distributed to Lightstone REIT II.

Senior Mortgage - Holiday Inn Express Hotel & Suites East Brunswick (the “Holiday Inn - East Brunswick”)

On June 21, 2011, the Company acquired an $8.8 million, senior mortgage note (the “Senior Mortgage”) for approximately $5.6 million from, an unaffiliated third party. The purchase price reflected a discount of approximately $3.2 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The acquisition was funded with cash. The Senior Mortgage is recorded in mortgages receivable on the consolidated balance sheet.

The Senior Mortgage, which was originated by Banc of America in July 2007 with an original principal balance of $9.1 million, is due August 2017 and collateralized by the Holiday Inn –East Brunswick. The Senior Mortgage bears interest at a fixed rate of 6.33% per annum with scheduled monthly principal and interest payments of approximately $56 through maturity. The Senior Mortgage was transferred to special servicing on February 1, 2010 due to a payment default (the Senior Mortgage is in payment default for payments since January 1, 2010). Since the Senior Mortgage is in default, the aforementioned discount is not being amortized.

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

During the years ended December 31, 2013, 2012 and 2011, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $1.2 million, $2.2 million and $1.2 million of interest income, respectively, from its Mortgages Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.      Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2013	December 31, 2012

Investment property:
Land and improvements	$94,157	$79,264
Building and improvements	325,564	215,509
Furniture and fixtures	26,265	7,009
Construction in progress	4,899	36,557
Gross investment property	450,885	338,339
Less accumulated depreciation	(36,676)	(26,437)
Net investment property	$414,209	$311,902

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2013	December 31, 2012
Accounts payable and accrued expenses	$10,389	$9,449
Accrued real estate taxes	1,136	930
Accrued interest payable	1,360	1,975
Accrued default interest payable	2,956	714
Fair value of derivative financial instruments	43	24,340
Other liabilities	2,497	5,124
	$18,381	$42,532

9. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$10,059	$555	$-	$10,614
Marco OP Units and Marco II OP Units	51,970	37,736	-	89,706
Corporate Bonds and Preferred Equities	39,576	675	(1,307)	38,944
Mortgage Backed Securities (“MBS”)	7,352	-	(233)	7,119
Total	$108,957	$38,966	$(1,540)	$146,383

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$7	$-	$(2)	$5
Marco OP Units and Marco II OP Units	75,591	53,291	-	128,882
Corporate Bonds and Preferred Equities	43,765	1,924	(317)	45,372
Mortgage Backed Securities (“MBS”)	12,238	35	(102)	12,171
Total	$131,601	$55,250	$(421)	$186,430

On August 30, 2010, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the POAC/Mill Run Transaction (see Note 4) and received an aggregate 703,737 of Marco OP Units with an adjusted cost basis valued at $59.5 million. The Marco OP Units were classified as marketable securities, available for sale, in the consolidated balance sheet as of December 31, 2012.

On December 11, 2011 and December 4, 2012, the Company disposed of certain of its interests in investment in unconsolidated affiliated real estate entities in connection with the closing of the 2011 Outlet Centers Transaction and the 2012 Outlet Centers Transaction, respectively, (see Note 4) and as a result received an aggregate 111,505 Marco II OP Units, with an adjusted cost basis valued at $46.4 million. The Marco II OP Units are classified as marketable securities, available for sale in our consolidated balance sheet as of December 31, 2012.

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of Simon OP Units of Simon OP, the operating partnership of Simon Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

During the second quarter of 2013 the Company sold 156,000 Marco OP units with a cost basis of approximately $13.6 million for gross proceeds of approximately $27.5 million and realized a gain of approximately $13.9 million, which is included in gain/(loss) on sale of marketable securities, for the year ended December 31, 2013 on the consolidated statements of operations. During the fourth quarter of 2013 the Company exchanged 69,691 Marco II OP Units for 69,691 shares of Simon’s common stock.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the years ended December 31, 2012 and 2011 the Company realized $0.3 million and $3.1 million of gross losses, respectively, related to sales of securities and early redemptions of MBS by the security issuer.  At their respective dates of acquisition, the maturities of the Company’s MBS generally ranged from 27 year to 30 years.

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2013 and 2012, the Company did not recognize any impairment charges. As of December 31, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.02% as of December 31, 2013) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $20.3 million and $38.3 million as of December 31, 2013 and 2012, respectively and included in Notes Payable on our consolidated balance sheets. Interest expense on the Margin Loan was $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Line of Credit

On September 14, 2012, the Company entered into a non revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit initially was scheduled to expire on September 14, 2013, but as a result of subsequent extensions, is now scheduled to expire on December 13, 2014, bears interest at Libor plus 3.00% (3.17% as of December 31, 2013). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

The amount outstanding under this Line of Credit is $19.9 million and $25.0 million as of December 31, 2013 and 2012, respectively and included in Notes Payable on the consolidated balance sheets. Interest expense on the Line of Credit was $0.7 million and $0.1 million for the year ended December 31, 2013 and 2012, respectively.

The Company initially paid a $125 facility fee related to the Line of Credit which was amortized over one year. Additionally, the Line of Credit provides for an annual fee equal to 0.25% of the unused balance for the Line of Credit, if any.

Derivative Financial Instruments

In order to manage risk related to changes in the price of Simon Stock, in October and November of 2010, the Company entered into a hedge of its Marco OP Units.  The hedge transactions were executed with Morgan Stanley on 527,803 of the Marco Units.  The hedges were structured as a collar where a series of puts were purchased at an average strike price of $90.32 per share and a series of calls were sold at an average strike price of $109.95 per share.  Morgan Stanley was restricted under the agreement from assigning its rights to this hedge to another counter party.

The collateral for the hedge was the greater of (i) the number of shares hedged times the Simon Stock price or (ii) 150% of the value of the calls sold times 30% less the value of the puts purchased.  The initial collateral requirement was approximately $6.9 million and was subject to change based on changes in the share price of Simon Stock.   The dividends, if any, on the hedged shares continued to accrue to the Company, however Morgan Stanley had the right to adjust the put or strike price for any increases in the dividends declared by Simon Inc. The hedge cost $5.6 million, or $10.70 per share, and expired in December 2013.

The hedges were classified as fair value hedges and recorded on the consolidated balance sheet as an asset (in prepaid expenses and other assets) or a liability (in accounts payable and accrued expenses) with changes in the fair value of the hedges reported as a gain or loss in mark to market adjustment on derivative financial instruments within the consolidated statement of operations. As of December 31, 2012 the fair value of the hedges resulted in a liability of $24.2 million and the resulting cash collateral requirement (included in restricted escrows on the consolidated balance sheets) was approximately $25.4 million. During December of 2013 the Company settled the hedges with Morgan Stanley for approximately $23.9 million. At the time of settlement the Company’s cash collateral balance was approximately $27.8 million. For the years ended December 31, 2013, 2012, and 2011 gains/(losses) of $0.3 million, $(13.4) million and $(13.9) million, respectively, were recorded in mark to market adjustment on derivative financial instruments in the consolidated statements of operations.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2013	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,614	$-	$-	$10,614
Marco OP and OP II Units	-	89,706	-	89,706
Corporate Bonds and Preferred Equities	-	38,944	-	38,944
MBS	-	7,119	-	7,119
Total	$10,614	$135,769	$-	$146,383

	Fair Value Measurement Using
As of December 31, 2012	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$5	$-	$-	$5
Marco OP and OP II Units	-	128,882	-	128,882
Corporate Bonds and Preferred Equities	-	45,372	-	45,372
MBS	-	12,171	-	12,171
Total	$5	$186,425	$-	$186,430

Derivative Financial Instruments:
Marco OP Units Collar	$-	$(24,215)	$-	$(24,215)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

10. Assets and Liabilities Held for Sale and Discontinued Operations

On July 30, 2012, the Company disposed of Brazos Crossing for approximately $7.7 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $6.2 million, which was scheduled to mature in December 2012. The Company recognized a gain on disposition of $2.1 million during the year ended December 31, 2012. The operating results of Brazos Crossing, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

During the year ended December 31, 2013 the Company disposed of the Houston Extended Stay Hotels and Everson Pointe for approximately $27.0 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $11.1 million. The operating results of the Houston Extended Stay Hotels and Everson Pointe, through their respective dates of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels and Everson Pointe are classified as held for sale of in the consolidated balance sheets as of December 31, 2012. These transactions resulted in a fourth quarter aggregate gain on disposition of $2.0 million, which is included in discontinued operations for the year ended December 31, 2013.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the fourth quarter of 2013, Crowe’s Crossing met the criteria to be classified as held for sale. The operating results of Crowe’s Crossing have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing are classified as held for sale in the consolidated balance sheets for all periods presented.

The following summary presents the associated assets and liabilities classified as held for sale in the consolidated balance sheets for Crowes Crossing as of December 31, 2013 and the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing as of December 31, 2012.

	As of	As of
	December 31, 2013	December 31, 2012

Net investment property	$6,622	$30,830
Intangible assets, net	525	1,350
Other assets	562	1,342

Total assets held for sale	$7,709	$33,522

Mortgages payable	$5,834	$17,652
Accounts payable and accrued expenses	41	645
Other liabilities	238	493

Total liabilities held for sale	$6,113	$18,790

The following summary presents the aggregate operating results, through their respective dates of disposition, of Brazos Crossing, the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing included in discontinued operations in the consolidated statements of operations for the periods indicated.

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$6,396	$6,070	$5,341

Expenses:
Property operating expenses	2,583	2,570	2,216
Real estate taxes	492	383	394
General and administrative costs	26	60	426
Depreciation and amortization	1,073	1,521	1,170
Total operating expenses	4,174	4,534	4,206

Operating income	2,222	1,536	1,135

Other income/(loss)	16	135	(45)
Interest expense	(994)	(1,318)	(1,337)
Gain on disposition of real estate	2,021	2,098	-

Net income/(loss) from discontinued operations	$3,265	$2,451	$(247)

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2013	Maturity Date	Amount Due at Maturity	December 31, 2013	December 31, 2012

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,555	$40,065

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,814	27,182

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,902	51,902	52,711

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	26,718	27,118

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,824	25,256

Gantry Park	Libor + 3.50%	3.99%	September 2016	43,540	43,540	13,500

DePaul Plaza	Libor + 3.00%	3.19%	September 2017	11,147	11,964	12,000

Courtyard - Parsippany	Libor + 3.50%	3.68%	August 2018	7,126	7,947	-

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,325	-

Residence Inn - Baton Rouge	5.36%	5.36%	December 2018	5,363	5,990	-

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,622	-

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.23%	May 2016	34,077	34,077	-

Total mortgages payable		5.94%		$286,840	$295,278	$197,832

Libor as of December 31, 2013 and 2012 was 0.17% and 0.21%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2013:

2014	2015	2016	2017	2018	Thereafter	Total
$80,957	$2,461	$141,382	$43,517	$26,961	$-	$295,278

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $11.5 million and $9.4 million were held in restricted escrow accounts as of December 31, 2013 and 2012, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

St. Augustine Outlet Center Loan

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

Gantry Park Construction Loan

On September 28, 2012, 50-01 2nd Street Associates, LLC (the “2nd Street Owner”), a wholly owned subsidiary of the 2nd Street Joint Venture, a joint venture between the Operating Partnership, the Sponsor, and other affiliated parties, entered into a construction loan (the “Gantry Park Construction Loan”) with CIBC, Inc. (“CIBC”) providing for up to $51.0 million of financings for a residential project (the “2nd Street Project” or “Gantry Park”). At closing, $13.5 million of proceeds were advanced under the Gantry Park Construction Loan and used to repay in full an interim loan the “Interim Loan”) from CIBC which was previously obtained in August 2011 in connection with the acquisition of the land for Gantry Park. As of December 31, 2013, the remaining amount available under the Gantry Park Construction Loan was $7.5 million. See Note 14 for additional information on the 2nd Street Joint Venture.

The Gantry Construction Loan bears interest at a floating rate of Libor plus 3.50% and matures on September 30, 2016. The maturity of the Gantry Park Construction Loan may be extended for one additional year at the Company’s option. The Gantry Park Construction Loan provides for a commitment fee equal to 2% of its unused capacity and an administrative fee of $3 per month. Additionally, the 2nd Street Joint Venture entered into an interest rate cap agreement to cap the Libor rate at 2.00% through September 30, 2016 at a cost of approximately $0.3 million. The Gantry Park Construction Loan is collateralized by Gantry Park and is guaranteed by the Company and its Sponsor.  In addition, the 2nd Street Owner incurred approximately $2.2 million in deferred financing costs associated with the financings for Gantry Park during 2012.  During the years ended December 31, 2013, 2012 and 2011, interests costs capitalized during during the development and construction of Gantry Park were approximately $0.5 million, $0.3 million and $0.1 million, respectively.

Revolving Credit Facility

On April 18, 2013, the Company entered into a $45.0 million Revolving Credit Facility with GE Capital Franchise Finance. The Revolving Credit Facility bears interest at Libor plus 4.95% (5.12% as of December 31, 2013) and provides a line of credit over the next three years, with two, one-year options to extend. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of December 31, 2013 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

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

Courtyard Parsippany Loan

On August 6, 2013, the Company entered into an $8.0 million loan (the “Courtyard Parsippany Loan”). The Courtyard Parsippany Loan has a term of five years with a maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest through its stated maturity. The Courtyard Parsippany Loan is collateralized by the Courtyard - Parsippany.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Courtyard Baton Rouge Loan

In connection with the acquisition of the Courtyard - Baton Rouge on May 16, 2013, a $6.5 million mortgage due May 2017 with an interest rate of 5.56% was assumed.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company currently is in compliance with all of its debt covenants; however, the debt associated with the Gulf Coast Industrial Portfolio was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $0.7 million of default interest was accrued during 2012 and $2.2 million of default interest was accrued during the year ended December 31, 2013 pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $2.9 million and $0.7 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2013 and 2012, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

12. Distributions Payable

On November 14, 2013, the Board declared a distribution for the three-month period ending December 31, 2013. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2013 distribution was paid in full on January 15, 2014 using a combination of cash ($3.1 million) and shares ($1.4 million) which represents 0.1 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a price of $10.12 per share.

On November 9, 2012, the Board declared a distribution for the three-month period ending December 31, 2012 of $5.3 million. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and equaled a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2012 distribution was paid in full on January 15, 2013 using a combination of cash ($3.6 million) and shares ($1.7 million) which represents 0.2 million shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a price of $10.12 per share.

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2013 and 2012, the Company had no outstanding preferred shares.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

Distributions, Share Repurchase Program and Tender Offers

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

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s distribution reinvestment program (“DRIP”). Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012. As of December 31, 2013, approximately 7.8 million shares remain available for issuance under our DRIP.

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. During 2011, we redeemed approximately 0.6 million common shares at an average price per share of $9.10 per share. During 2012, we redeemed approximately 0.4 million common shares at an average price per share of $9.05 per share. During 2013, we redeemed approximately 0.3 million common shares at an average price per share of $9.19 per share.

Tender Offers

2013 Offer

The Company commenced a tender offer on May 1, 2013, pursuant to which it offered to acquire up to 4.7 million shares of its common stock (the “Shares”) from the holders (“Holders”) of the shares at a purchase price equal to $10.60 per share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “2013 Offer”).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On August 6, 2013, the Company completed the 2013 Offer repurchasing from the Holders approximately 4.7 million shares for approximately $50.0 million. The 2013 Offer expired at 12:00 Midnight, Eastern Standard Time, on July 15, 2013 and all payments for the shares repurchased were subsequently distributed to the Holders. A total of approximately 5.0 million shares of the Company’s common stock were properly tendered and not withdrawn, of which the Company purchased approximately 4.7 million shares , in accordance with the proration provisions of the 2013 Offer, from tendering stockholders at a price of $10.60 per share, or an aggregate amount of approximately $50.0 million.

2011 Offer

The Company commenced a tender offer on October 3, 2011, pursuant to which it offered to acquire up to 2.0 million Shares from the Holders of the Shares at a purchase price equal to $9.80 per Share, in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an offer to purchase and in the related letter of transmittal, (which together, as amended, constitute the “2011 Offer”).

On December 19, 2011, the Company completed the 2011 Offer repurchasing from the Holders 2.0 million Shares for approximately $20 million. The 2011 Offer expired at 12:00 Midnight, Eastern Standard Time, on December 1, 2011 and all payments for the Shares repurchased were distributed to the Holders. A total of 10.0 million Shares were properly tendered and not withdrawn prior to the 2011 Offer’s expiration and, in accordance with the proration provisions applicable to the Offer, 2.0 million Shares were repurchased by the Company.

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2013, options to purchase 63,000 shares of stock were outstanding, 45,000 were fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.32 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2013, 2012 and 2011. Through December 31, 2013, there were no forfeitures related to stock options previously granted.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Share Description

See Note 15 for discussion of rights related to SLP Units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which secured by their Series A Preferred Units and Common Units. As a result, the Contributing Parties Loans were approximately $47.4 million as of December 31, 2013, which must be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

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

On January 2, 2014, the Operating Partnership redeemed the remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining Contributing Parties Loans aggregating approximately $47.4 million in full.

Accrued interest related to the Contributed Parties Loans totaled $2.2 million at December 31, 2012, and was included in interest receivable from related parties in the consolidated balance sheets.

Distributions

During the years ended December 31, 2013, 2012 and 2011, the Company paid distributions to noncontrolling interests of $8.8 million, $15.1 million and $9.6 million, respectively. The 2012 and 2011 distributions to noncontrolling interests include distributions of approximately $6.5 million and $2.3 million, respectively, as discussed in the Noncontrolling Interest of Subsidiary within the Operating Partnerships section below. As of December 31, 2013 and 2012, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2014) and $1.7 million (paid on January 15, 2013), respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer approximately 15.8% of its membership interest to the Sponsor and other affiliates effective upon obtaining the Gantry Park Construction Loan (see Note 11 for additional information) for Gantry Park. The Gantry Park Construction Loan closed and the Sponsor and other affiliates subsequently reimbursed the Operating Partnership approximately $4.3 million. As of December 31, 2013, the Operating Partnership’s total capital contributions were approximately $18.6 million and the Operating Partnership owned an approximately 59.2% managing membership interest in the 2nd Street Joint Venture and the Sponsor and other affiliates owned an aggregate 40.8% non managing membership interest.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interests of the Sponsor and other affiliates as noncontrolling interests.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained the $13.5 million Interim Loan. During the second quarter of 2012, the 2nd Street Owner commenced construction of Gantry Park, a residential project comprised of 199 apartment units, on the acquired land. On September 28, 2012 the 2nd Street Owner entered into the Gantry Park Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. Construction of Gantry Park was substantially completed during the fourth quarter of 2013 and the associated assets were placed in service.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Years Ended December 31, 2013, 2012 and 2011

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

During each of the years ended December 31, 2013, 2012 and 2011, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2013, cumulative distributions declared were $12.9 million, of which $12.4 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2013, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Acquisition fees	$2,172	$1,177	$1,929
Asset management fees	2,608	2,366	1,995
Property management fees	1,391	1,458	1,327
Acquisition expenses reimbursed to Advisor	-	-	242
Development fees and leasing commissions	2,495	545	650
Total	$8,666	$5,546	$6,143

See Notes 4, 5, and 14 for other related party transactions.

16. Impairment of Long-Lived Assets

The impairment of long lived assets during the year ended December 31, 2011 consists of a fourth quarter impairment charge of $8.3 million within our Industrial Segment associated with three properties in our Gulf Coast Industrial Portfolio which are located in San Antonio, Texas. The Company identified certain indicators of impairment related to the three properties in the Gulf Coast Industrial Portfolio, such as negative cash flow expectations and changes in management’s expectations regarding the length of the holding period of the properties, which occurred during the fourth quarter of 2011. These indicators did not exist during the Company’s prior reviews of the properties during prior periods. Accordingly, the Company performed cash flow valuation analyses and determined that the carrying values of the properties exceeded their expected undiscounted cash flows. As a result, the Company recorded an aggregate impairment charge of $8.3 million related to these properties consisting of the excess carrying value of the asset over its estimated fair values as part of impairment of long lived assets.

17. Future Minimum Rentals

As of December 31, 2013, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$13,438	$10,099	$7,014	$5,762	$4,287	$5,047	$45,647

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

18. Segment Information

The Company currently operates in four business segments as of December 31, 2013: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2013, 2012 and 2011 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2013, 2012 and 2011. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude Crowe’s Crossing, Everson Pointe, Brazos Crossing and the Houston Extended Stay Hotels due to their classification as discontinued operations (see Note 1). Prior to their classification as discontinued operations, the results of operations of the Houston Extended Stay Hotels were previously included in the Hospitality Segment and Crowe’s Crossing, Everson Pointe and Brazos Crossing were previously included in the Retail Segment.

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2013
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,808	$14,599	$7,267	$39,888	$-	$73,562

Property operating expenses	3,204	6,323	2,098	31,316	6	42,947
Real estate taxes	1,327	1,145	821	1,456	-	4,749
General and administrative costs	39	347	44	250	9,864	10,544

Net operating income/(loss)	7,238	6,784	4,304	6,866	(9,870)	15,322

Depreciation and amortization	3,928	2,465	2,016	3,401	-	11,810

Operating income/(loss)	$3,310	$4,319	$2,288	$3,465	(9,870)	$3,512

Total purchase of investment property	$365	$38,656	$1,177	$81,653	$-	$121,851

As of December 31, 2013:
Total Assets	$114,817	$145,582	$59,937	$150,923	$206,502	$677,761

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Year Ended December 31, 2012
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$12,349	$12,680	$7,214	$14,947	$-	$47,190

Property operating expenses	3,295	5,400	2,250	14,458	(36)	25,367
Real estate taxes	1,284	1,280	659	543	-	3,766
General and administrative costs	43	194	326	205	7,114	7,882

Net operating income/(loss)	7,727	5,806	3,979	(259)	(7,078)	10,175

Depreciation and amortization	4,321	1,669	1,876	599	-	8,465

Operating income/(loss)	$3,406	$4,137	$2,103	$(858)	$(7,078)	$1,710

Total purchases of investment property	$(60)	$17,358	$(105)	$19,662	$15,766	$52,621
As of December 31, 2012:
Total Assets	$127,043	$68,593	$61,628	$78,205	$384,171	$719,640

	For the Year Ended December 31, 2011
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$9,915	$12,178	$7,017	$10,920	$-	$40,030

Property operating expenses	2,691	5,317	2,179	9,606	94	19,887
Real estate taxes	866	1,339	836	217	191	3,449
General and administrative costs	(93)	253	11	323	8,451	8,945

Net operating income (loss)	6,451	5,269	3,991	774	(8,736)	7,749

Franchise cancellation expense	-	-	-	1,235	-	1,235
Depreciation and amortization	3,130	1,586	2,175	288	-	7,179

Impairment of long lived assets and loss on disposal	-	-	8,319	-	-	8,319

Operating income (loss)	$3,321	$3,683	$(6,503)	$(749)	$(8,736)	$(8,984)

Total purchase of investment property	$20,520	$4,182	$1,525	$10,759	$19,790	$56,776

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated (The data presented below excludes Crowe’s Crossing, the Houston Extended Stay Hotels, Everson Pointe and Brazos Crossing due to their classification as discontinued operations (see Note 1):

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	2013
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$73,562	$21,199	$19,899	$17,797	$14,667

Net income/(loss) from continuing operation	13,037	(3,668)	2,736	15,849	(1,880)
Net income from discontinued operations	3,265	2,477	285	378	125
Net income/(loss)	16,302	(1,191)	3,021	16,227	(1,755)

Less (income)/loss attributable to noncontrolling interest	(1,388)	50	46	(1,221)	(263)
Net income/(loss) applicable to Company’s common shares	14,914	(1,141)	3,067	15,006	(2,018)

Basic and diluted net income/(loss) per Company’s share:
Continuing operations	0.41	(0.14)	0.10	0.49	(0.07)
Discontinued operations	0.12	0.10	0.01	0.01	-
Net income/(loss) per common share, basic and diluted	$0.53	$(0.04)	$0.11	$0.50	$(0.07)

			2012
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$47,190	$12,418	$11,875	$11,861	$11,035

Net income/(loss) from continuing operation	117,495	87,261	8,967	(3,443)	24,710
Net income/(loss) from discontinued operations	2,451	(32)	2,194	192	97
Net income/(loss)	119,946	87,229	11,161	(3,251)	24,807

Less (income)/loss attributable to noncontrolling interest	(11,625)	(8,168)	(600)	(153)	(2,704)
Net income/(loss) applicable to Company’s common shares	108,321	79,061	10,561	(3,404)	22,103

Basic and diluted net income/(loss) per Company’s share:
Continuing operations	3.54	2.63	0.28	(0.12)	0.74
Discontinued operations	0.08	-	0.07	0.01	-
Net income/(loss) per common share, basic and diluted	$3.62	$2.63	$0.35	$(0.11)	$0.74

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture. Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days. We have rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court. On December 10, 2013, the parties appeared before Justice James and engaged in oral argument. Thereafter, in January 2014 the transcript was supplied to the Court pursuant to its direction. The parties are now awaiting the Court’s determination of the appropriate remedy.

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

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run and certain ownership interests (the “POAC Interest”) in POAC, our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors were deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors are subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covered income taxes, interest and penalties and was required to be made on a “grossed up” basis that effectively would have resulted in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, was estimated to be approximately $95.7 million. The POAC/Mill Run Tax Protection Agreements expired on June 26, 2013. In connection with the partial redemption of Series A Preferred Units and the partial repayment of notes receivable from noncontrolling interests completed on September 30, 2013, any potential liability to the Company under the POAC/Mill Run Tax Protection Agreements was fully released. See Note 14 for additional information.

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

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On August 30, 2010, the LVP Parties completed POAC/Mill Run Transaction and contemporaneously entered into a tax matters agreement with Simon. Additionally, the Company was advised by an independent law firm that it was “more likely than not” that the POAC/Mill Run Transaction did not give rise to current taxable income or loss.  Accordingly, the Company believed the POAC/Mill Run Transaction was a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run Tax Protection Agreements.  Pursuant to the terms of the tax matters agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

21. Subsequent Events

Disposition of Crowe’s Crossing

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. The Company expects to recognize a gain on disposition of approximately $1.7 million during the first quarter of 2014.

Preferred Investment

On March 7, 2014, the Company entered into an agreement with various entities pursuant to which it committed to make preferred equity contributions (the “Preferred Equity Contributions”) of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it plans to develop and construct a residential apartment project.  The Preferred Equity Contributions will be entitled to monthly preferred distributions at the rate of 12% per annum.

Distribution Declaration

On March 28, 2014, the Company declared a distribution for the three-month period ending March 31, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2014 to shareholders of record as of March 31, 2014. The shareholders have an option to elect the receipt of shares under our DRIP, at a price of $10.12 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

		Schedule III Real Estate and Accumulated Depreciation December 31, 2013
		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)
St. Augustine Outlet Center St. Augustine, FL	$24,824	$11,206	$42,103	$2,292	$10,906	$44,695	$55,601	$(7,215)	3/29/2006 & 10/2/2007	(D)
Southeastern Michigan Multi-Family Properties Southeastern, Michigan	39,555	8,051	34,298	2,763	8,378	36,734	45,112	(7,576)	6/29/2006	(D)
Oakview Plaza Omaha, Nebraska	26,814	6,706	25,463	1,877	7,441	26,605	34,046	(5,348)	12/21/2006	(D)
Gulf Coast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	51,902	12,767	51,649	(7,218)	12,796	44,402	57,198	(7,816)	2/1/2007	(D)
Sarasota Sarasota, Florida	-	2,000	11,292	(4,902)	2,000	6,390	8,390	(770)	11/15/2007	(D)
Camden Multi-Family Properties Tampa, Florida, Charlotte, North Carolina, & Greensboro, North Carolina	26,718	7,030	28,124	(12,397)	4,711	18,046	22,757	(2,328)	11/16/2007	(D)
DoubleTree - Danvers Boston, Massachusetts	-	2,400	7,612	18,011	3,259	24,764	28,023	(1,549)	3/21/2011	(D)
Gantry Park Long Island City, New York	43,540	19,656	51,724	8	19,656	51,732	71,388	(514)	8/18/2011	(D)
Courtyard - Parsippany Parsippany, New Jersey	7,947	2,532	10,567	1,278	2,563	11,814	14,377	(598)	10/28/2011	(D)
De Paul Plaza Bridgeton, Missouri	11,964	6,050	12,424	(184)	5,960	12,330	18,290	(852)	11/22/2011	(D)
Courtyard - Baton Rouge Baton Rouge, Louisiana	6,325	2,030	7,270	170	2,030	7,440	9,470	(240)	5/10/2013	(D)
Residence Inn - Baton Rouge Baton Rouge, Louisiana	5,990	2,155	4,145	1,195	2,155	5,340	7,495	(114)	5/10/2013	(D)
Promissory Note(1):
Holiday Inn - Auburn Auburn, Alabama	4,222	744	4,906	421	744	5,327	6,071	(215)	1/18/2013	(D)
Aloft - Rogers Rogers, Arkansas	8,196	1,354	11,935	135	1,354	12,070	13,424	(241)	6/18/2013	(D)
Fairfield Inn - Jonesboro Jonesboro, Arkansas	3,204	1,504	3,588	60	1,504	3,648	5,152	(92)	6/18/2013	(D)
Total	15,622	3,602	20,429	616	3,602	21,045	24,647	(548)
Revolving Credit Facility(2):
Courtyard - Willoughby Willoughby, Ohio		825	7,843	254	825	8,097	8,922	(412)	12/3/2012	(D)
Fairfield Inn - Des Moines Des Moines, Iowa		1,242	3,936	1,467	1,242	5,403	6,645	(168)	12/3/2012	(D)
Springhill Suites - Des Moines Des Moines, Iowa		1,232	6,419	48	1,232	6,467	7,699	(358)	12/3/2012	(D)
Hampton Inn - Miami Miami, Florida		3,318	14,396	16	3,318	14,412	17,730	(152)	8/30/2013	(D)
Hampton Inn - Fort Lauderdale Hollywood, Florida		2,083	11,003	9	2,083	11,012	13,095	(118)	8/30/2013	(D)
Unallocated	34,077
Total	34,077	8,700	43,597	1,794	8,700	45,391	54,091	(1,208)
Total	$295,278	$94,885	$350,697	$5,303	$94,157	$356,728	$450,885	$(36,676)

Notes:

(1) - The Company’s Promissory Note is cross-collateralized by three hotels, each of which has an allocated loan amount.

(2) - The Company’s Revolving Credit Facility is cross-collateralized by five hotels.

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2013	2012	2011

Balance at beginning of year	$338,339	$270,664	$229,700
Acquisitions, at cost	70,431	29,299	49,108
Acquisitions, bargain purchase gain	-	4,800	-
Improvements	42,562	34,701	2,328
Disposals	(447)	(1,125)	(133)
Reclassifications	-	-	(2,020)
Impact of asset impairment - continuing operating
properties	-	-	(8,319)

Balance at end of year	$450,885	$338,339	$270,664

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2013	2012	2011

Balance at beginning of year	$26,437	$19,509	$15,101
Depreciation expense	10,555	7,165	6,561
Impact of asset impairment - continuing operating properties	-	-	(2,020)
Disposals	(316)	(237)	(133)
Balance at end of year	$36,676	$26,437	$19,509

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2013. The table and schedules exclude properties classified as held for sale or disposed of.

(F) Amounts included in buildings and improvements include furniture and fixtures and construction in progress.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2013, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework 1992. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2014 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	53	Chief Executive Officer, President and Chairman of the Board of Directors	2014	2004

Edwin J. Glickman	81	Director	2014	2005

George R. Whittemore	64	Director	2014	2006

Shawn R. Tominus	54	Director	2014	2006

Bruno de Vinck	68	Chief Operating Officer, Senior Vice President, Secretary and Director	2014	2005

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

George R. Whittemore is one of our independent directors. Mr. Whittemore is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. Whittemore also presently as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, both publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as a director because of his extensive experience in accounting, banking, finance and real estate.

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

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also the Senior Vice President, Secretary and director of Lightstone Value Plus Real Estate Investment Trust II, Inc. Mr. de Vinck was a Senior Vice President with The Lightstone Group, and had been employed by the Lightstone Group since through March 2013. Mr. de Vinck is also a director of the privately held Park Avenue Bank Corp, and he was a director of the privately held Park Avenue Bank that was taken over by the FDIC in March 2010. He was also a director of Prime Group Realty Trust, a publicly registered REIT, from 2005 through 2011. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding President of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. de Vinck is no longer affiliated with Extended Stay. Mr. de Vinck has been selected to serve as a director because of his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 15, 2014 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	53	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	68	Chief Operating Officer, Senior Vice President, Secretary and Director
Mitchell Hochberg	60	President
Joseph Teichman	40	General Counsel
Donna Brandin	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ’‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ’‘Management — Directors.”

Mitchell Hochberg is our President and also serves as President and Chief Operating Officer of Lightstone II. Mr. Hochberg also serves as the President of our sponsor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2014 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.08%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	6,561	0.03%
Mitchell Hotchberg	-	-
Joseph Teichman	-	-
Donna Brandin	-	-
Our directors and executive officers as a group (8 persons)	26,561	0.10%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan were at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2013, options to purchase 63,000 shares of stock were outstanding, 45,000 were fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.32 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2013, 2012 and 2011

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2013:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	63,000	$10.32	12,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	63,000	$10.32	12,000

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

Property Manager

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Property management fees	$1,391	$1,458	$1,327
Development fees and leasing commissions	2,495	545	650
Total	$3,886	$2,003	$1,977

Advisor

We agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2013, 2011 and 2010:

(in thousands)	2013	2012	2011
Acquisition fees	$2,172	$1,177	$1,929
Asset management fees	2,608	2,366	1,995
Acquisition expenses reimbursed to Advisor	-	-	242
Total	$4,780	$3,543	$4,166

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the offering of our common stock. As of December 31, 2013, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2013 and 2012 by the Company’s principal accounting firms:

(in thousands)	2013	2012

Audit Fees (a)	444	361
Audit-Related Fees (b)	74	4
Tax Fees (c)	313	179
Other (d)	47	-

Total Fees	$878	$544

a)	Fees for audit services in 2013 and 2012 consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

d)	Fees for a special project.

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

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2013.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

We have received and reviewed the written disclosures and the letter from the independent auditors required by the Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2013.

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

The Company intends to acquire residential and commercial properties. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily limited service hotels), and industrial and office properties.

The following is descriptive of the Company’s investment objectives and policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, lodging, office, industrial and residential properties); both passive and active investments; and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.
•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.
•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.
•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.
•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2013

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 31, 2014	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2014
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2014
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Bruno de Vinck	Director	March 31, 2014
Bruno de Vinck

/s/ Shawn R. Tominus	Director	March 31, 2014
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	March 31, 2014
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2014
George R. Whittemore

