Form 10-Q
period 2014-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2014-05-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐  No ☑

As of May 8, 2014, there were approximately 25.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
Assets

Net investment property	$415,165	$414,209

Investment in unconsolidated affiliated real estate entity	9,361	9,496
Cash and cash equivalents	61,492	52,899
Marketable securities, available for sale	145,078	146,383
Restricted escrows	12,869	20,145
Tenant accounts receivable (net of allowance for doubtful accounts of $168 and $194, respectively)	3,535	3,366
Mortgage receivable	5,286	5,310
Intangible assets, net	2,104	1,964
Interest receivable from related parties	-	171
Prepaid expenses and other assets	16,317	16,109
Assets held for sale	-	7,709

Total Assets	$671,207	$677,761

Liabilities and Stockholders' Equity
Mortgages payable	$295,014	$295,278
Notes payable	39,514	40,186
Accounts payable, accrued expenses and other liabilities	15,216	18,381
Due to sponsor	798	973
Tenant allowances and deposits payable	2,138	1,777
Distributions payable	4,443	4,525
Deferred rental income	1,920	1,414
Acquired below market lease intangibles, net	940	989
Liabilities held for sale	-	6,113

Total Liabilities	359,983	369,636

Commitments and contingencies (See Note 11)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,721 and 25,635 shares issued and outstanding, respectively	257	256
Additional paid-in-capital	202,245	211,447
Accumulated other comprehensive income	41,176	34,050
Accumulated surplus	20,469	23,002

Total Company's stockholders' equity	264,147	268,755

Noncontrolling interests	47,077	39,370

Total Stockholders' Equity	311,224	308,125

Total Liabilities and Stockholders' Equity	$671,207	$677,761

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Rental income	$17,921	$11,056
Tenant recovery income	1,240	1,245
Other service income	3,039	2,366

Total revenues	22,200	14,667

Expenses:
Property operating expenses	12,515	8,656
Real estate taxes	1,352	1,037
General and administrative costs	1,783	2,238
Depreciation and amortization	3,970	2,363

Total operating expenses	19,620	14,294

Operating income	2,580	373

Other income, net	296	246
Mark to market adjustment on derivative financial instruments	(39)	(1,499)
Interest income	1,469	3,549
Interest expense	(4,896)	(3,674)
Gain on sale of marketable securities (includes gain of $548 and $6, respectively, accumulated other comprehensive income reclassifications)	1,167	11
Gain on disposition of unconsolidated affiliated real estate entities	-	1,200
Loss from investment in unconsolidated affiliated real estate entity	(135)	(2,086)

Net income/(loss) from continuing operations	442	(1,880)

Net income from discontinued operations	1,620	125

Net income/(loss)	2,062	(1,755)

Less: net income attributable to noncontrolling interests	(152)	(263)

Net income/(loss) attributable to Company's common shares	$1,910	$(2,018)

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.01	$(0.07)
Discontinued operations	0.06	-

Net income/(loss) per Company’s common share, basic and diluted	$0.07	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	25,723	30,122

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands) (Unaudited)

	For the Three Months March 31,
	2014	2013

Net income/(loss)	$2,062	$(1,755)

Other comprehensive income:
Unrealized gain on available for sale securities	8,383	1,614
Reclassification adjustment for gain included in net income/(loss)	(548)	(6)

Other comprehensive income	7,835	1,608

Comprehensive income/(loss)	9,897	(147)

Less: Comprehensive income attributable to noncontrolling interests	(861)	(316)

Comprehensive income/(loss) attributable to Company's common shares	$9,036	$(463)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive		Total Noncontrolling
	Shares	Amount	Capital	Income	Accumulated Surplus	Interests	Total Equity

BALANCE, December 31, 2013	25,635	256	211,447	34,050	23,002	39,370	$308,125
Net income	-	-	-	-	1,910	152	2,062
Other comprehensive income	-	-	-	7,126	-	709	7,835

Distributions declared	-	-	-	-	(4,443)	-	(4,443)
Distributions paid to noncontrolling interests	-	-	-	-	-	(710)	(710)
Contributions received from noncontrolling interests	-	-	-	-	-	9	9
Redemption and cancellation of shares and noncontrolling interests	(43)	(1)	(10,650)	-	-	7,547	(3,104)
Shares issued from distribution reinvestment program	129	2	1,448	-	-	-	1,450
BALANCE, March 31, 2014	25,721	257	202,245	41,176	20,469	47,077	$311,224

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,062	$(1,755)
Less net income – discontinued operations	1,620	125
Net income/(loss) – continuing operations	442	(1,880)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,970	2,363
Mark to market adjustment on derivative financial instruments	39	1,499
Gain on sale of marketable securities	(1,167)	(11)
Gain on disposition of unconsolidated affiliated real estate entities	-	(1,200)
Loss from investment in unconsolidated affiliated real estate entity	135	2,086
Other non-cash adjustments	(26)	(648)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	80	992
Increase in tenant allowance and security deposits payable	343	198
Increase/(decrease) in accounts payable and accrued expenses	1,295	(1,569)
Decrease in due to Sponsor	(175)	(209)
Increase/(decrease) in deferred rental income	506	(89)
Net cash provided by operating activities – continuing operations	5,442	1,532
Net cash provided by operating activities – discontinued operations	44	665
Net cash provided by operating activities	5,486	2,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(6,156)	(27,892)
Purchase of marketable securities	(7,470)	-
Contributions to investment in unconsolidated affiliated real estate entities	-	(11,623)
Collections on mortgage receivable	24	32
Proceeds from sale of marketable securities	17,778	5,342
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	-	1,200
Settlement of derivative financial instrument	(3,543)	-
Deposit for purchase of real estate, net	-	(500)
Release of restricted escrows	7,159	4,808
Net cash provided by/(used in) investing activities – continuing operations	7,792	(28,633)
Net cash provided by/(used in) investing activities – discontinued operations	9,007	(91)
Net cash provided by/(used in) investing activities	16,799	(28,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(816)	(442)
Payment of loan fees and expenses	(41)	(50)
Redemption and cancellation of common stock and noncontrolling interests	(3,104)	(1,274)
Proceeds from mortgage financing	553	6,440
Net payments on notes payable	(672)	(15,380)
Contributions received from noncontrolling interests	9	3
Distributions paid to noncontrolling interests	(710)	(2,157)
Distributions paid to Company's common stockholders	(3,076)	(3,636)
Net cash used in financing activities – continuing operations	(7,857)	(16,496)
Net cash used in financing activities – discontinued operations	(5,835)	(189)
Net cash used in financing activities	(13,692)	(16,685)

Net change in cash and cash equivalents	8,593	(43,212)
Cash and cash equivalents, beginning of period	52,899	98,805
Cash and cash equivalents, end of period	$61,492	$55,593

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,884	2,305
Distributions declared	$4,443	5,204
Value of shares issued from distribution reinvestment program	$1,450	1,671
Non-cash purchase of investment property	$250	5,718

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98.1% interest as of March 31, 2014.

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

As of March 31, 2014, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family residential properties containing a total of 1,784 units, and 12 hotel hospitality properties containing a total of 1,557 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of March 31, 2014, the retail properties, the industrial properties, the multi-family residential properties and the office property were 83.3%, 85.9%, 95.5% and 81.3% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $67.92 and occupancy was 56.2%, respectively for the three months ended March 31, 2014.

During the year ended December 31, 2013 the Company disposed of two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and a retail shopping center (“Everson Pointe”) located in Snellville, Georgia. The operating results of the Houston Extended Stay Hotels and Everson Pointe have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

On January 22, 2014 the Company disposed of Crowe’s Crossing Shopping Center, (“Crowe’s Crossing”) a retail shopping center located in Stone Mountain, Georgia. The operating results of Crowe’s Crossing have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing have been classified as held for sale in the consolidated balance sheet as of December 31, 2013.

Noncontrolling Interests

As of March 31, 2014, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), and the interests held by minority owners of certain of our hotels.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Noncontrolling Interests - Redemption of Series A Preferred Units and Repayment of Notes Receivable

On January 2, 2014, the Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A preferred units in the Operating Partnership (the “Series A Preferred Units”), held by the Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company , TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company (collectively, the “Contributing Parties”), at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining notes receivable due from the Contributing Parties aggregating approximately $47.4 million in full.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2013 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Pro Forma Financial Information

The following table provides unaudited pro forma results of operations for the period indicated, as if the acquisitions that the Company made in 2013 (the Holiday Inn Express - Auburn, the Courtyard - Baton Rouge, the Residence Inn - Baton Rouge, the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Hampton Inn - Miami and the Hampton Inn & Suites - Fort Lauderdale) had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

For the Three Months Ended March 31, 2013
Pro forma rental revenue	$20,279
Pro forma net loss	$(756)
Pro forma net loss per Company's common share, basic and diluted	$(0.03)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance.  The adoption of this standards update affects presentation only and, as such, will not have a material impact on the Company’s consolidated financial statements.

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

		Ownership	As of
Real Estate Entity	Date Acquired	%	March 31, 2014	December 31, 2013
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$9,361	$9,496

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the year ended December 31, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was placed initially into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the three months ended March 31, 2013 includes an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended March 31,
	2014	2013

Total revenue	$9,982	$9,687

Property operating expenses	8,008	7,226
Depreciation and amortization	1,666	1,390
Operating income	308	1,071

Interest expense and other, net	(709)	(2,190)

Gain on debt extinguishment	-	7,494

Net (loss)/income	$(401)	$6,375

Company's equity earnings	$(135)	$(2,086)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	March 31, 2014	December 31, 2013

Real estate, at cost (net)	$117,003	$114,188
Intangible assets	85	249
Cash and restricted cash	15,709	18,437
Other assets	18,754	19,969

Total assets	$151,551	$152,843

Mortgage payable	$126,000	$126,000
Other liabilities	13,612	14,503
Member capital	11,939	12,340

Total liabilities and members' capital	$151,551	$152,843

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$194	$-	$1,599
Marco OP Units and Marco II OP Units	51,970	44,716	-	96,686
Corporate Bonds and Preferred Equities	39,794	1,047	(457)	40,384
Mortgage Backed Securities ("MBS")	6,648	-	(239)	6,409
Total	$99,817	$45,957	$(696)	$145,078

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$10,059	$555	$-	$10,614
Marco OP Units and Marco II OP Units	51,970	37,736	-	89,706
Corporate Bonds and Preferred Equities	39,576	675	(1,307)	38,944
Mortgage Backed Securities ("MBS")	7,352	-	(233)	7,119
Total	$108,957	$38,966	$(1,540)	$146,383

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2014 and 2013, the Company did not recognize any impairment charges. As of March 31, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three months ended March 31, 2014 and 2013, the Company realized $1.2 million and $11of gross gains, respectively, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of March 31, 2014) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $19.6 million and $20.3 million as of March 31, 2014 and December 31, 2013, respectively, and is included in Notes Payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on December 13, 2014 and bears interest at Libor plus 3.00% (3.15% as of March 31, 2014). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

The amount outstanding under the Line of Credit is $19.9 million as of both March 31, 2014 and December 31, 2013 and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,599	$-	$-	$1,599
Marco OP and OP II Units	-	96,686	-	96,686
Corporate Bonds and Preferred Equities	-	40,384	-	40,384
MBS	-	6,409	-	6,409
Total	$1,599	$143,479	$-	$145,078

	Fair Value Measurement Using
As of December 31, 2013	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,614	$-	$-	$10,614
Marco OP and OP II Units	-	89,706	-	89,706
Corporate Bonds and Preferred Equities	-	38,944	-	38,944
MBS	-	7,119	-	7,119
Total	$10,614	$135,769	$-	$146,383

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable

Mortgages payable consists of the following:

		Weighted Average Interest			Loan Amount as of
Property	Interest Rate	Rate as of March 31, 2014	Maturity Date	Amount Due at Maturity	March 31, 2014	December 31, 2013

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,413	$39,555

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,714	26,814

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,790	51,790	51,902

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	26,610	26,718

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,707	24,824

Gantry Park	Libor + 3.50%	4.08%	September 2016	44,093	44,093	43,540

DePaul Plaza	Libor + 3.00%	3.16%	September 2017	11,147	11,909	11,964

Courtyard - Parsippany	Libor + 3.50%	3.66%	August 2018	7,126	7,907	7,947

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,293	6,325

Residence Inn - Baton Rouge	5.36%	5.36%	December 2018	5,363	5,960	5,990

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,541	15,622

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.13%	May 2016	34,077	34,077	34,077

Total mortgages payable		5.94%		$287,281	$295,014	$295,278

Libor as of March 31, 2014 and December 31, 2013 was 0.15% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2014 in the Consolidated Balance Sheets:

Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
$80,140	$2,461	$141,935	$43,517	$26,961	$-	$295,014

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $11.7 million and $11.5 million were held in restricted escrow accounts as of March 31, 2014 and December 31, 2013, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company believes it is currently in compliance with all of its debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $3.4 million of default interest has been accrued through March 31, 2014 pursuant to the terms of the loan agreement. For the three months ended March 31, 2014 and 2013, $0.5 million and $0.6 million of default interest was accrued. As a result, accrued default interest of approximately $3.4 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

6.	Assets and Liabilities Held for Sale, Assets and Liabilities Disposed of and Discontinued Operations

During the year ended December 31, 2013 the Company disposed of the Houston Extended Stay Hotels and Everson Pointe for approximately $27.0 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $11.1 million. The operating results of the Houston Extended Stay Hotels and Everson Pointe, through their respective dates of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. These transactions resulted in a fourth quarter aggregate gain on disposition of $2.0 million.

During the fourth quarter of 2013, Crowe’s Crossing met the criteria to be classified as held for sale. The operating results of Crowe’s Crossing have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing are classified as held for sale in the consolidated balance sheet as of December 31, 2013.

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. The Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the three months ended March 31, 2014.

The following summary presents the operating results of the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$58	$1,473

Operating expenses	29	1,095

Operating income	29	378

Interest expense	(19)	(253)
Gain on disposition	1,610	-

Net income from discontinued operations	$1,620	$125

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of
December 31, 2013

Net investment property	$6,622
Intangible assets, net	525
Other assets	562

Total assets held for sale	$7,709

Mortgages payable	$5,834
Accounts payable and accrued expenses	41
Other liabilities	238

Total liabilities held for sale	$6,113

7.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises, if any, was insignificant and, therefore, diluted net income per share is equivalent to basic net income per share.

8.	Related Party Transactions

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Acquisition fees	$32	$316
Asset management fees	713	621
Property management fees	348	422
Development fees and leasing commissions	164	374
Total	$1,257	$1,733

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended March 31, 2014, distributions of $0.5 million were declared and paid on the SLP units and are part of noncontrolling interests. Since inception through March 31, 2014, cumulative distributions declared were $13.4 million, of which $12.9 million were paid. See Note 3 for other related party transactions.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, accounts payable and accrued expenses and the notes payable approximated their fair values because of the short maturity of these instruments. The carrying amount reported in the consolidated balance sheets for the mortgage receivable approximated its fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$295.0	$293.4	$295.3	$292.8

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in four business segments as of March 31, 2014: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2014 and 2013 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2014 and December 31, 2013. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2013 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing due to their classification as discontinued operations for all periods presented. The Houston Extended Stay Hotels were previously included in the Company’s hospitality segment and Everson Pointe and Crowe’s Crossing were previously included in the Company’s retail segment.

Selected results of operations for the three months ended March 31, 2014 and 2013, and total assets as of March 31, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,852	$4,919	$1,878	$12,551	$-	$22,200

Property operating expenses	767	1,952	512	9,283	1	12,515
Real estate taxes	339	345	209	459	-	1,352
General and administrative costs	20	95	(56)	167	1,557	1,783

Net operating income/(loss)	1,726	2,527	1,213	2,642	(1,558)	6,550

Depreciation and amortization	962	1,023	459	1,526	-	3,970

Operating income/(loss)	$764	$1,504	$754	$1,116	$(1,558)	$2,580

As of March 31, 2014:
Total Assets	$105,593	$146,287	$59,443	$152,015	$207,869	$671,207

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended March 31, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,952	$3,235	$1,724	$6,756	$-	$14,667

Property operating expenses	778	1,451	450	5,974	3	8,656
Real estate taxes	344	186	200	307	-	1,037
General and administrative costs	(3)	56	(7)	71	2,121	2,238

Net operating income/(loss)	1,833	1,542	1,081	404	(2,124)	2,736

Depreciation and amortization	1,000	432	453	478	-	2,363

Operating income/(loss)	$833	$1,110	$628	$(74)	$(2,124)	$373

As of December 31, 2013:
Total Assets	$114,817	$145,582	$59,937	$150,923	$206,502	$677,761

11.	Commitments and Contingencies

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

Outlet Centers Transactions

The Company previously held ownership interests in GPH and Livermore Valley Holdings LLC (“LVH”). On December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”), an outlet center located in Livermore, California (the “Livermore Valley Outlet Center”) and a parcel of land adjacent to the Livermore Outlet Center (the “Livermore Land Parcel” and collectively, the “Outlet Centers Transactions”) to Simon and certain of its affiliates (collectively, the “Simon Parties”). Pursuant to the terms of the Outlet Centers Transactions, the aggregate consideration received at closing is subject to certain true-ups and adjustments, including a final valuation of the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, based on their aggregate net operating income, as defined, during calendar year 2013. The final valuation is expected to be completed during the second quarter of 2014. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million. During the first quarter of 2013, the Holding Entities received an additional $3.0 million, of which the Company’s share was $1.2 million, related to the disposition of its ownership interest in the Grand Prairie Outlet Center resulting from the satisfaction of certain conditions.

Loan Collection Guaranties

The Operating Partnership and PRO (collectively, the “LVP Parties”) have provided and will continue to have the opportunity to provide guaranties of collection (the “Loan Collection Guaranties”) with respect to draws made under revolving credit facilities (or indebtedness incurred to refinance the revolving credit facilities) by Simon in connection with the closing of certain contribution transactions related to the LVP Parties’ ownership interests in (i) Mill Run LLC (“Mill Run”) and Prime Outlets Acquisition Company (“POAC” and collectively, the “POAC/Mill Run Transaction”) and (ii) GPH and LVH, . The Loan Collection Guaranties are required for at least four years following the closings of POAC/Mill Run Transaction and the Outlet Centers Transaction, which closed on August 30, 2010 and December 4, 2012, respectively. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amounts outstanding under the revolving credit facilities have been accelerated, and the lender have failed to collect the full amounts outstanding under the revolving credit facilities after exhausting other remedies. The maximum amounts of the Loan Collection Guaranties will be reduced by the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.

12. Subsequent Events

Distribution Payment

On April 15, 2014, the distribution for the three-month period ending March 31, 2014 of approximately $4.4 million was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $3.0 million or 58%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $1.4 million or 42%).

Distribution Declaration

On May 14, 2014, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2014 to shareholders of record as of June 30, 2014. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

As discussed in Note 6 to the Consolidated Financial Statements, the results of operations presented below exclude two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), a retail shopping center (“Everson Pointe”) located in Snellville, Georgia and a retail shopping center (“Crowe’s Crossing”) located in Stone Mountain, Georgia due to their classification as discontinued operations. The Houston Extended Stay Hotels were previously included in the Company’s hospitality segment and Everson Pointe and Crowe’s Crossing were previously included in the Company’s retail segment.

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

Lightstone REIT has and may continue to acquire and operate in the future commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging (primarily select service hotels), industrial properties and residential properties comprised of multi-family complexes.

 As discussed in Notes 1 and 6 of the Notes to Consolidated Financial Statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

We do not have employees. We have an advisory agreement with Lightstone Value Plus REIT LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2014	Annualized Revenues based on rents at March 31, 2014	Annualized Revenues per square foot at March 31, 2014
Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	80.9%	$4.0 million	$14.87
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	90.6%	$2.4 million	$14.84
DePaul Plaza	Bridgeton, MO	1985	187,090	80.7%	$1.7 million	$11.05
		Retail Total	694,110	83.3%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	74.3%	$2.8 million	$10.90
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	82.1%	$1.8 million	$4.64
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	95.8%	$1.2 million	$6.64
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.6 million	$1.99
		Industrial Total	1,287,103	85.9%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2014	Annualized Revenues based on rents at March 31, 2014	Annualized Revenues per unit at March 31, 2014
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.3%	$7.9 million	$8,217
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	96.7%	$4.2 million	$7,612
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	98.0%	$7.6 million	$39,085
		Residential Total	1,784	95.5%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of March 31, 2014	Revenue per Available Room for the Three Months Ended March 31, 2014	Average Daily Rate For the Three Months Ended March 31, 2014
Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	32,670	36.3%	$43.75	$120.51

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	36.8%	$54.17	$147.08

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	66.0%	$78.60	$119.13

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,180	53.8%	$51.24	$95.23

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,730	58.6%	$58.39	$99.60

Holiday Inn Express - Auburn	Auburn, Alabama	2002	7,380	69.4%	$70.55	$101.67

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	10,890	67.7%	$65.98	$97.41

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	9,720	42.7%	$42.02	$98.34

Aloft - Rogers	Rogers, Arkansas	2008	11,700	52.4%	$60.92	$116.37

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	7,470	69.7%	$62.83	$90.19

Hampton Inn - Miami	Miami, Florida	1996	11,340	89.8%	$133.60	$148.78

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	89.0%	$148.51	$166.95

		Hospitality Total	140,130	56.2%	$67.92	$120.84

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2014	Annualized Revenues based on rents at March 31, 2014	Annualized Revenues per square foot at March 31, 2014
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	81.3%	$38.40	$42.42

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2014 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2013.

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

Hotel Acquisitions

On January 18, 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. On May 16, 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, or collectively, the “Baton Rouge Hotel Portfolio”). On June 18, 2013, we acquired a portfolio comprised of two hotels, one located in Rogers, Arkansas (the “Aloft - Rogers”) and the other in Jonesboro, Arkansas (the “Fairfield Inn - Jonesboro”, or collectively, the “Arkansas Hotel Portfolio”). On August 30, 2013, we acquired a portfolio comprised of two hotels located in South Florida (the “Hampton Inn - Miami” and the “Hampton Inn & Suites - Fort Lauderdale”, or collectively, the “Florida Hotel Portfolio”).

For the Three Months Ended March 31, 2014 vs. March 31, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $7.5 million to $22.2 million for the three months ended March 31, 2014 compared to $14.7 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $5.8 million and our Multi-Family Residential Segment of $1.7 million. See “Segment Results of Operations for the Three Months Ended March 31, 2014 compared to March 31, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.8 million to $12.5 million for the three months ended March 31, 2014 compared to $8.7 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above.

Real estate taxes

Real estate taxes were increased by approximately $0.4 million to $1.4 million for the three months ended March 31, 2014 compared to $1.0 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above.

General and administrative expenses

General and administrative expenses decreased by approximately $0.4 million to $1.8 million for the three months ended March 31, 2014 compared to $2.2 million the same period in 2013. The decrease is primarily attributable to lower professional fees incurred during the three months ended March 31, 2014 compared to the same period in 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.6 million to $4.0 million for the three months ended March 31, 2014 compared to $2.4 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above.

Mark to market adjustment on derivative financial instruments

During the three months ended March 31, 2014 and 2013, we recorded mark to market adjustments on derivative financial instruments of $39 and $1.5 million, respectively. The mark to market adjustments during the 2013 period primarily represented the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range through December 2013.

Interest and dividend income

Interest and dividend income decreased by approximately $2.0 million to $1.5 million for the three months ended March 31, 2014 compared to $3.5 million the same period in 2013. The decrease was primarily attributable to the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013..

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.2 million to $4.9 million for the three months ended March 31, 2014 compared to $3.7 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $1.2 million to a gain of $1.2 million for the three months ended March 31, 2014 compared to a gain of $11 for the same period in 2013.

Loss from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our loss from investment in unconsolidated affiliated real estate entity was $0.1 million during the three months ended March 31, 2014 compared to a loss of $2.1 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on disposition of unconsolidated affiliated real estate entities

During the first quarter of 2013, we received an additional $1.2 million related to the 2012 disposition of our ownership interest in Grand Prairie Holdings LLC resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint Venture previously held by Lightstone Value Plus Real Estate Investment Trust II, Inc., (iv) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (v) the interests held by minority owners of certain of our hotels. .

Segment Results of Operations for the Three Months Ended March 31, 2014 compared to March 31, 2013

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$2,852	$2,952	$(100)	-3.4%
NOI	1,726	1,833	(107)	-5.8%
Average Occupancy Rate for period	83.3%	83.8%		-0.5%

The following table represents lease expirations for the Retail Segment as of March 31, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	15	48,371	695,037	9.1%	9.5%
2015	13	129,071	1,777,317	24.2%	24.3%
2016	9	47,841	640,994	9.0%	8.8%
2017	3	8,000	117,600	1.5%	1.6%
2018	12	90,904	1,343,720	17.0%	18.4%
2019	12	44,520	1,021,311	8.3%	14.0%
2020	5	117,957	984,814	22.1%	13.5%
2021	2	18,764	253,444	3.5%	3.5%
2022	-	-	-	-	-
2023	1	28,000	479,920	5.2%	6.6%
Thereafter	-	-	-	-	-
	72	533,428	7,314,157	100.0%	100.0%

Revenues and NOI decreased slightly for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of the slight decrease in the average occupancy rate during the 2014 period.

Multi-Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$4,919	$3,235	$1,684	52.1%
NOI	2,527	1,542	985	63.9%
Average Occupancy Rate for period	94.0%	95.1%		-1.1%

Revenues increased $1.7 million accompanied by an increase in NOI of $1.0 million while the average occupancy rate decreased slightly for the three months ended March 31, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$1,878	$1,724	$154	8.9%
NOI	1,213	1,081	132	12.2%
Average Occupancy Rate for period	86.5%	82.9%		3.6%

The following table represents lease expirations for our Industrial Segment as of March 31, 2014:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	38	277,401	1,148,254	25.1%	22.3%
2015	25	537,145	2,168,169	48.5%	42.0%
2016	28	173,369	777,948	15.7%	15.1%
2017	6	41,577	291,231	3.8%	5.7%
2018	11	76,025	765,115	6.9%	14.9%
Thereafter	-	-	-	-	-
	108	1,105,517	5,150,717	100.0%	100.0%

Revenues and NOI increased slightly for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of the higher average occupancy during the 2014 period.

Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$12,551	$6,756	$5,795	85.8%
NOI	2,642	404	2,238	554.0%
Average Occupancy Rate for period	56.2%	51.4%		4.8%
Rev PAR	$67.92	$56.11	$11.81	21.0%

The revenues in our Hospitality Segment increased by approximately $5.8 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by $2.2 million for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily attributable to the timing of our hotel acquisitions noted above.

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

We currently have $295.0 million of outstanding mortgage debt, a $19.9 million line of credit and a $19.6 million margin loan. Additionally, we have approximately $6.9 million of remaining availability to us under a construction loan for Gantry Park (the “Gantry Park Construction Loan”) and $10.9 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2014, our total borrowings of $334.5 million represented 94% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Acquisition fees	$32	$316
Asset management fees	713	621
Property management fees	348	422
Development fees and leasing commissions	164	374
Total	$1,257	$1,733

As of March 31, 2014, we had approximately $61.5 million of cash and cash equivalents on hand and $145.1 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows provided by operating activities	$5,486	$2,197
Cash flows provided by/(used in) investing activities	16,799	(28,724)
Cash flows used in financing activities	(13,692)	(16,685)
Net change in cash and cash equivalents	8,593	(43,212)

Cash and cash equivalents, beginning of the period	52,899	98,805
Cash and cash equivalents, end of the period	$61,492	$55,593

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

Operating activities

Net cash flows provided by operating activities of $5.5 million for the three months ended March 31, 2014 consists of the following:

•	cash inflows of approximately $3.5 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $2.0 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities from of $16.8 million for the three months ended March 31, 2014 consists primarily of the following:

•	purchases of investment property of approximately $6.2 million;

•	final settlement payment for Marco OP Units Collar of $3.5 million;

•	funds released for the collateral requirement on the collar for our Marco OP Units of approximately $7.2 million;

•	net proceeds from the sale and purchase of marketable securities of $10.3 million; and

•	cash inflows of approximately $9.0 million from discontinued operations, consisting primarily of net proceeds from the sale of Crowe’s Crossing.

Financing activities

The net cash used by financing activities of approximately $13.7 million for the three months ended March 31, 2014 is primarily related to the following:

•	distributions to our common shareholders of $3.1 million

•	redemptions and cancellation of common stock and noncontrolling interests of $3.1 million;

•	distributions to our noncontrolling interests of $0.7 million;

•	net payments on our notes payable of $0.7 million and net proceeds from mortgage financing of $0.5 million;

•	debt principal payments $0.8 million; and

•	cash outflows of approximately $5.8 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of Crowe’s Crossing.

The following summarizes our indebtedness maturing in 2014 and our current intentions:

Gulf Coast Industrial Portfolio

Our non-recourse mortgage of approximately $51.8 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

Camden Multi-Family Properties

Our two individual non-recourse mortgages aggregating approximately $26.6 million, secured by the Camden Multi-Family Properties are scheduled to mature in December 2014. We are currently evaluating our options with respect to these properties and may seek to refinance or extend these mortgages or potentially dispose of the properties. No assurances can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2014.

Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Payable	$80,140	$2,461	141,935	$43,517	$26,961	$-	$295,014
Interest Payments[1,2]	9,296	10,767	7,420	1,852	919	-	30,254

Total Contractual Obligations	$89,436	$13,228	$149,355	$45,369	$27,880	$-	$325,268

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of March 31, 2014 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $39.5 million as of March 31, 2014, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows the Company to designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of March 31, 2014 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

During the second quarter of 2012, we commenced construction of Gantry Park, a residential project. On September 28, 2012 we entered into the Gantry Park Construction Loan providing up to $51.0 million to fund the costs of development and construction.  During the fourth quarter of 2013, we substantially completed the construction of Gantry Park and placed its associated assets into service. The outstanding balance of the Gantry Park Construction Loan was $44.1 million as of March 31, 2014. As of March 31, 2014, the remaining amount available under the Gantry Park Construction Loan was $6.9 million which we believe will be sufficient to fund the remaining anticipated costs related to the development and construction of Gantry Park.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of our debt covenants; however, the debt associated with our Gulf Coast Industrial Portfolio was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $3.4 million of default interest has been accrued through March 31, 2014 pursuant to the terms of the loan agreement. For the three months ended March 31, 2014 and 2013, default interest of $0.5 million and $0.6 million, respectively, was accrued. As a result, accrued default interest of approximately $3.4 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Noncontrolling Interests - Redemption of Series A Preferred Units and Repayment of Notes Receivable

On January 2, 2014, our Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A preferred units in the Operating Partnership (the “Series A Preferred Units”), held by the Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company , TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company (collectively, the “Contributing Parties”), at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining notes receivable due from the Contributing Parties aggregating approximately $47.4 million in full.

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

The below table illustrates the items deducted from or added to net /income/(loss) in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of noncontrolling interest portions where applicable.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income/(loss)	$2,062	$(1,755)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	3,970	2,363
Equity in depreciation and amortization for unconsolidated affiliated real estate entity	816	681
Adjustments to equity in earnings from unconsolidated entity, net	-	5,210
Gain on disposal of unconsolidated affiliated real estate entities	-	(1,200)
Discontinued operations:
Depreciation and amortization of real estate assets	-	319
Gain on disposal of investment property	(1,722)	-

FFO	5,126	5,618
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	93	474
Amortization of above or below market leases and liabilities(2)	(35)	(80)
Accretion of discounts and amortization of premiums on debt investments	-	(624)
Mark-to-market adjustments(3)	97	1,499
Non-recurring losses/(gains) from extinguishment/sale of debt, derivatives or securities holdings(4)	112	(3,672)
Gain on sale of marketable securities	(1,167)	(11)

MFFO	4,226	3,204
Straight-line rent(5)	$63	$-
MFFO - IPA recommended format(6)	$4,289	$3,204

Net income/(loss)	$2,062	$(1,755)
Less: income attributable to noncontrolling interests	(152)	(263)
Net income/(loss) applicable to company's common shares	$1,910	$(2,018)
Net income/(loss) per common share, basic and diluted	$0.07	$(0.07)

FFO	$5,126	$5,618
Less: FFO attributable to noncontrolling interests	(454)	(298)
FFO attributable to company's common shares	$4,672	$5,320
FFO per common share, basic and diluted	$0.18	$0.18

MFFO - IPA recommended format	$4,289	$3,204
Less: MFFO attributable to noncontrolling interests	(464)	(198)
MFFO attributable to company's common shares	$3,825	$3,006

Weighted average number of common shares outstanding, basic and diluted	25,723	30,122

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $510 and $1,183 of default interest incurred and unpaid during the three months ended March 31, 2014 and 2013, consisting of (i) $510 and $577 for the three months ended March 31, 2014 and 2013, respectively related to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio and (ii) $606 for the three months ended March 31, 2013, representing our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation after taking into consideration allocations to noncontrolling interests would increase MFFO for the three months ended March 31, 2014 and 2013 to $4,335 and $4,170, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
March 31, 2014

FFO	$82,564
Distributions	$131,538

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Distribution period:	Q1 2014	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared	March 28, 2014		March 22, 2013

Date distribution paid	April 15, 2014		April 15, 2013

Distributions paid	3,033		$3,564
Distributions reinvested	1,410		1,640
Total Distributions	$4,443		$5,204

Source of distributions:
Cash flows provided by operations	3,033	68%	$2,197	42%
Cash other than cash flows provided by operations	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	1,410	32%	1,640	32%
Total Sources	$4,443	100%	$5,204	100%

Cash flows provided by operations (GAAP basis)	$5,486		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	126		146

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of March 31, 2014, our net tangible book value per share was $12.05. The offering price of shares under our DRIP at March 31, 2014 was $11.21.

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

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2014 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2014, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of March 31, 2014, we held various marketable securities with a fair value of approximately $145.1 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2014, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $14.5 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of March 31, 2014:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$80,140	$2,461	$141,935	$43,517	$26,961	$-	$295,014	$293,425

As of March 31, 2014, approximately $137.5 million, or 41%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of March 31, 2014, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $1.2 million.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, accounts payable and accrued expenses and the notes payable approximated their fair values because of the short maturity of these instruments. The carrying amount reported in the consolidated balance sheets for the mortgage receivable approximated its fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$295.0	$293.4	$295.3	$292.8

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of March 31, 2014, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 14, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

