Form 10-Q
period 2014-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2014-08-08
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

As of August 8, 2014, there were approximately 25.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2014	As of December 31, 2013
Assets	(Unaudited)

Net investment property	$412,117	$414,209

Investment in unconsolidated affiliated real estate entity	8,808	9,496
Investment in affiliate	21,837	-
Cash and cash equivalents	37,785	52,899
Marketable securities, available for sale	153,364	146,383
Restricted escrows	14,447	20,145
Tenant accounts receivable (net of allowance for doubtful accounts of $153 and $194, respectively)	3,291	3,366
Mortgage receivable	5,244	5,310
Intangible assets, net	1,964	1,964
Prepaid expenses and other assets	13,975	16,280
Assets held for sale	-	7,709
Total Assets	$672,832	$677,761

Liabilities and Stockholders' Equity
Mortgages payable	$292,471	$295,278
Notes payable	39,320	40,186
Accounts payable, accrued expenses and other liabilities	16,955	18,381
Due to sponsor	645	973
Tenant allowances and deposits payable	2,082	1,777
Distributions payable	4,499	4,525
Deferred rental income	1,746	1,414
Acquired below market lease intangibles, net	891	989
Liabilities held for sale	-	6,113
Total Liabilities	358,609	369,636

Commitments and contingencies (See Note 11)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,709 and 25,635 shares issued and outstanding, respectively	257	256
Additional paid-in-capital	202,303	211,447
Accumulated other comprehensive income	48,861	34,050
Accumulated surplus	15,417	23,002
Total Company's stockholders' equity	266,838	268,755
Noncontrolling interests	47,385	39,370
Total Stockholders' Equity	314,223	308,125
Total Liabilities and Stockholders' Equity	$672,832	$677,761

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Rental income	$20,282	$14,051	$38,203	$25,107
Tenant recovery income	995	1,213	2,235	2,458
Other service income	3,150	2,533	6,189	4,899

Total revenues	24,427	17,797	46,627	32,464

Expenses:
Property operating expenses	13,229	9,767	25,744	18,423
Real estate taxes	1,053	1,196	2,405	2,233
General and administrative costs	1,516	2,990	3,299	5,227
Depreciation and amortization	4,219	2,451	8,189	4,815
Total operating expenses	20,017	16,404	39,637	30,698
Operating income	4,410	1,393	6,990	1,766
Other income, net	591	781	887	1,027

Mark to market adjustment on derivative financial instruments	(178)	(11)	(217)	(1,510)
Interest and dividend income	2,083	3,376	3,552	6,925
Interest expense	(4,903)	(3,784)	(9,799)	(7,458)
(Loss)/gain on sale of marketable securities (includes
loss/(gain) of $14, ($11,106), ($534), and ($11,112), respectively,
accumulated other comprehensive income reclassifications)	(7)	13,806	1,160	13,817
Loss on disposition of real estate	(2,354)	-	(2,354)	-
Gain on disposition of unconsolidated affiliated real estate entities	-	-	-	1,200
Income/(loss) from investments in unconsolidated affiliated real estate entities	33	288	(102)	(1,798)
Net (loss)/income from continuing operations	(325)	15,849	117	13,969

Net income from discontinued operations	-	378	1,620	503
Net (loss)/income	(325)	16,227	1,737	14,472

Less: net income attributable to noncontrolling interests	(224)	(1,221)	(376)	(1,484)
Net (loss)/income attributable to Company's common shares	$(549)	$15,006	$1,361	$12,988

Basic and diluted net (loss)/income per Company's common share:
Continuing operations	$(0.02)	$0.49	$(0.01)	$0.41
Discontinued operations	-	0.01	0.06	0.02

Net (loss)/income per Company’s common share, basic and diluted	$(0.02)	$0.50	$0.05	$0.43

Weighted average number of common shares outstanding, basic and diluted	25,785	30,152	25,766	30,137

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss)/income	$(325)	$16,227	$1,737	$14,472

Other comprehensive income/(loss):
Unrealized gain/(loss) on available for sale securities	8,435	(1,994)	16,818	(380)
Reclassification adjustment for loss/(gain) included in net (loss)/income	14	(11,106)	(534)	(11,112)

Other comprehensive income/(loss)	8,449	(13,100)	16,284	(11,492)
Comprehensive income	8,124	3,127	18,021	2,980

Less: Comprehensive income attributable to noncontrolling interests	(987)	(305)	(1,848)	(621)

Comprehensive income attributable to Company's common shares	$7,137	$2,822	$16,173	$2,359

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common			Accumulated Other
			Additional Paid-In	Comprehensive		Total Noncontrolling
	Shares	Amount	Capital	Income	Accumulated Surplus	Interests	Total Equity

BALANCE, December 31, 2013	25,635	256	211,447	34,050	23,002	39,370	$308,125
Net income	-	-	-	-	1,361	376	1,737
Other comprehensive income	-	-	-	14,811	-	1,473	16,284

Distributions declared	-	-	-	-	(8,946)	-	(8,946)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,395)	(1,395)
Contributions received from noncontrolling interests	-	-	-	-	-	14	14
Redemption and cancellation of shares and noncontrolling interests	(181)	(2)	(12,000)	-	-	7,547	(4,455)
Shares issued from distribution reinvestment program	255	3	2,856	-	-	-	2,859
BALANCE, June 30, 2014	25,709	257	202,303	48,861	15,417	47,385	$314,223

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,737	$14,472
Less net income – discontinued operations	1,620	503
Net income – continuing operations	117	13,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,189	4,815
Mark to market adjustment on derivative financial instruments	217	1,510
Gain on sale of marketable securities	(1,160)	(13,817)
Gain on disposition of unconsolidated affiliated real estate entities	-	(1,200)
Loss from investments in unconsolidated affiliated real estate entities	102	1,798
Loss on disposition of real estate	2,354	-
Other non-cash adjustments	(10)	(1,438)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	912	1,638
Decrease/(increase) in tenant and other accounts receivable	45	(982)
Increase in tenant allowance and security deposits payable	241	206
Increase in accounts payable and accrued expenses	1,974	143
Decrease in due to Sponsor	(328)	(337)
Decrease/(increase) in deferred rental income	332	(264)
Net cash provided by operating activities – continuing operations	12,985	6,041
Net cash provided by operating activities – discontinued operations	44	1,066
Net cash provided by operating activities	13,029	7,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(8,146)	(70,926)
Investment in affiliate	(21,837)	-
Purchase of marketable securities	(12,633)	(5,192)
Settlement of derivative financial instrument	(3,543)	-
Payments on note payable	-	(2,340)
Contributions to investment in unconsolidated affiliated real estate entities	-	(12,639)
Collections on mortgage receivable	66	19,563
Proceeds from sale of marketable securities	23,097	39,554
Proceeds from disposition of investments in unconsolidated
affiliated real estate entities	-	1,200
Distribution from investments in unconsolidated affiliates	585
Deposit for purchase of real estate, net	50	(1,363)
Release of restricted escrows	6,738	4,555
Net cash used in investing activities – continuing operations	(15,623)	(27,588)
Net cash provided by/(used in) investing activities – discontinued operations	9,007	(515)
Net cash used in investing activities	(6,616)	(28,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(3,584)	(862)
Payment of loan fees and expenses	(71)	(750)
Redemption and cancellation of common stock	(4,455)	(1,876)
Proceeds from mortgage financing	778	36,143
Net payments on notes payable	(866)	(21,064)
Loans to affiliates	-	(4,701)
Contributions received from noncontrolling interests	14	1,451
Distributions paid to noncontrolling interests	(1,395)	(5,998)
Distributions paid to Company's common stockholders	(6,113)	(7,197)
Net cash used in financing activities – continuing operations	(15,692)	(4,854)
Net cash used in financing activities – discontinued operations	(5,835)	(481)
Net cash used in financing activities	(21,527)	(5,335)

Net change in cash and cash equivalents	(15,114)	(26,331)
Cash and cash equivalents, beginning of period	52,899	98,805
Cash and cash equivalents, end of period	$37,785	$72,474

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,299	$4,834
Distributions declared	$8,946	$10,469
Value of shares issued from distribution reinvestment program	$2,859	$3,311
Non-cash purchase of investment property	$97	$6,901

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2014.

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

As of June 30, 2014, on a collective basis, the Company (i) wholly owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 15 industrial properties containing a total of approximately 1.3 million square feet of industrial space, 7 multi-family residential properties containing a total of 1,784 units, and 12 hotel hospitality properties containing a total of 1,557 rooms, (ii) majority owned and consolidates the operating results and financial condition of 1 residential development project, and (iii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of June 30, 2014, the retail properties, the industrial properties, the multi-family residential properties and the office property were 84.5%, 85.5%, 95.2% and 79.7% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $74.19 and occupancy was 63.9%, respectively for the three months ended June 30, 2014.

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

Noncontrolling Interests

As of June 30, 2014, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), and the interests held by minority owners of certain of our hotels.

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

Pro Forma Financial Information

The following table provides unaudited pro forma results of operations for the period indicated, as if the acquisitions that the Company made in 2013 (the Holiday Inn Express - Auburn, the Courtyard - Baton Rouge, the Residence Inn - Baton Rouge, the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Hampton Inn - Miami and the Hampton Inn & Suites - Fort Lauderdale) had been acquired on January 1, 2013. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on January 1, 2013, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Pro forma rental revenue	$21,551	$40,583
Pro forma net income	$15,438	$13,769
Pro forma net income per Company's common share, basic and diluted	$0.51	$0.46

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued an accounting standards update providing new guidance on the requirements for reporting discontinued operations. The update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance.  The Company adopted this standard during the quarter ended June 30, 2014. The adoption of this standards update affects presentation only and, as such, will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownershipw %	June 30, 2014	December 31, 2013
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$8,808	$9,496

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the year ended December 31, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was placed initially into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the three and six months ended June 30, 2013 includes an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$9,900	$9,256	$19,882	$18,943

Property operating expenses	7,041	6,602	15,049	13,828
Depreciation and amortization	1,745	1,385	3,411	2,775
Operating income	1,114	1,269	1,422	2,340

Interest expense and other, net	(1,165)	(681)	(1,874)	(2,871)

Gain on debt extinguishment	-	-	-	7,494

Net (loss)/income	$(51)	$588	$(452)	$6,963

Company's share of net income/(loss) (49%)	$33	$288	$(102)	$(1,798)

* The six months ended June 30, 2013 includes an adjustment of $5,210 for previously unrecorded losses.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	June 30, 2014	December 31, 2013

Real estate, at cost (net)	$119,581	$114,188
Intangible assets	55	249
Cash and restricted cash	10,916	18,437
Other assets	20,879	19,969

Total assets	$151,431	$152,843

Mortgage payable	$126,000	$126,000
Other liabilities	13,542	14,503
Member capital	11,889	12,340

Total liabilities and members' capital	$151,431	$152,843

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$216	$-	$1,621
Marco OP Units and Marco II OP Units	51,970	52,239	-	104,209
Corporate Bonds and Preferred Equities	40,068	1,778	(276)	41,570
Mortgage Backed Securities ("MBS")	6,210	-	(246)	5,964
Total	$99,653	$54,233	$(522)	$153,364

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

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2014 and 2013, the Company did not recognize any impairment charges. As of June 30, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three and six months ended June 30, 2014 the Company realized $7 of gross losses and $1.2 million of gross gains, related to sales of securities and early redemptions of MBS by the security issuer and for both the three and six months ended June 30, 2013 the Company realized $13.8 million of gross gains related primarily to the sale of 156,000 Marco OP units. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of June 30, 2014) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $19.4 million and $20.3 million as of June 30, 2014 and December 31, 2013, respectively, and is included in Notes Payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on December 13, 2014 and bears interest at Libor plus 3.00% (3.15% as of June 30, 2014). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

The amount outstanding under the Line of Credit is $19.9 million as of both June 30, 2014 and December 31, 2013 and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,621	$-	$-	$1,621
Marco OP and OP II Units	-	104,209	-	104,209
Corporate Bonds and Preferred Equities	-	41,570	-	41,570
MBS	-	5,964	-	5,964
Total	$1,621	$151,743	$-	$153,364

	Fair Value Measurement Using
As of December 31, 2013	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,614	$-	$-	$10,614
Marco OP and OP II Units	-	89,706	-	89,706
Corporate Bonds and Preferred Equities	-	38,944	-	38,944
MBS	-	7,119	-	7,119
Total	$10,614	$135,769	$-	$146,383

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2014	Maturity Date	Amount Due at Maturity	June 30, 2014	December 31, 2013

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,285	$39,555

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,620	26,814

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,790	51,790	51,902

Camden Multi-Family Properties (Two Individual Loans)	5.44%	5.44%	December 2014	26,334	26,508	26,718

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,596	24,824

Gantry Park	Libor + 3.50%	3.93%	September 2016	44,318	44,318	43,540

DePaul Plaza	Libor + 3.00%	3.16%	September 2017	11,147	11,855	11,964

Courtyard - Parsippany	Libor + 3.50%	3.66%	August 2018	7,126	7,866	7,947

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,262	6,325

Residence Inn - Baton Rouge	5.36%	5.36%	December 2018	2,706	3,832	5,990

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,462	15,622

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.18%	May 2016	34,077	34,077	34,077

Total mortgages payable		5.92%		$284,849	$292,471	$295,278

Libor as of June 30, 2014 and December 31, 2013 was 0.16% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2014 in the Consolidated Balance Sheets:

Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
$79,532	$2,581	$142,286	$43,651	$24,421	$-	$292,471

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $12.1 million and $11.5 million were held in restricted escrow accounts as of June 30, 2014 and December 31, 2013, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $4.0 million of default interest has been accrued through June 30, 2014 pursuant to the terms of the loan agreement. Default interest of $0.6 million and $1.1 million was accrued for the three and six months ended June 30, 2014 and default interest of $0.5 million and $1.1 million was accrued and for the three and six months ended June 30, 2013. As a result, accrued default interest of approximately $4.0 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. The Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the three months ended June 30, 2014.

During the second quarter of 2014, our industrial property located in Sarasota, Florida (“Sarasota”) met the criteria to be classified as held for sale and the Company recorded an estimated loss on the disposition of real estate of approximately $2.4 million. The estimated loss was based on the initial contractual purchase price less estimated closing costs. Sarasota was subsequently disposed of on July 31, 2014 for approximately $5.3 million. Any adjustment to the estimated loss will be recorded during the third quarter of 2014. As disclosed in Note 1, during the second quarter of 2014 the Company adopted an accounting standards update that provided new guidance on the requirements for reporting a discontinued operation. The disposal of Sarasota does not qualify to be reported as a discontinued operation. Additionally, because Sarasota’s associated assets and liabilities of $5.3 million and $0.1 million, respectively, were not material, the Company did not classify them as held for sale in the consolidated balance sheet as of June 30, 2014.

The following summary presents the operating results of the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$1,676	$58	$3,149

Operating expenses	-	1,048	29	2,142
Operating income	-	628	29	1,007

Interest expense and other, net	-	(250)	(19)	(504)

Gain on disposition	-	-	1,610	-

Net income from discontinued operations	$-	$378	$1,620	$503

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition fees	$27	$940	$59	$1,256
Asset management fees	711	637	1,424	1,258
Property management fees	341	433	689	855
Development fees and leasing commissions	241	415	405	789
Total	$1,320	$2,425	$2,577	$4,158

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”). These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three and six months ended June 30, 2014, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units and are part of noncontrolling interests. Since inception through June 30, 2014, cumulative distributions declared were $13.9 million, of which $13.4 million were paid. See Note 3 for other related party transactions.

Preferred Investment

On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of June 30, 2014, the Preferred Investment had a balance of approximately $21.8 million and is classified as investment in affiliate on the consolidated balance sheet.  During the second quarter, the Company recorded approximately $409 of dividend income related to the Preferred Investment, which is included in interest and dividend income on the consolidated statement of operations, and accrued dividends receivable related to the Preferred Investment, which is included in prepaid expenses and other assets on the consolidated balance sheet, was approximately $215 as of June 30, 2014.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$292.5	$291.6	$295.3	$292.8

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

The Company currently operates in four business segments as of June 30, 2014: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2014 and 2013 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2014 and December 31, 2013. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2013 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

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

Selected results of operations for the three and six months ended June 30, 2014 and 2013, and total assets as of June 30, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,701	$5,295	$1,898	$14,533	$-	$24,427

Property operating expenses	860	1,778	520	10,071	-	13,229
Real estate taxes	48	335	209	461	-	1,053
General and administrative costs	(21)	58	1	144	1,334	1,516

Net operating income/(loss)	1,814	3,124	1,168	3,857	(1,334)	8,629

Depreciation and amortization	1,063	1,046	453	1,657	-	4,219

Operating income/(loss)	$751	$2,078	$715	$2,200	$(1,334)	$4,410

As of June 30, 2014:
Total Assets	$105,236	$145,847	$57,958	$153,499	$210,292	$672,832

	For the Three Months Ended June 30, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,944	3,274	1,853	9,726	-	$17,797

Property operating expenses	760	1,415	455	7,134	3	9,767
Real estate taxes	328	311	197	360	-	1,196
General and administrative costs	23	63	19	56	2,829	2,990

Net operating income/(loss)	1,833	1,485	1,182	2,176	(2,832)	3,844

Depreciation and amortization	982	441	463	565	-	2,451

Operating income/(loss)	$851	$1,044	$719	$1,611	$(2,832)	$1,393

As of December 31, 2013:
Total Assets	$114,817	$145,582	$59,937	$150,923	$206,502	$677,761

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Six Months Ended June 30, 2014
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,553	$10,214	$3,776	$27,084	$-	$46,627

Property operating expenses	1,627	3,730	1,032	19,354	1	25,744
Real estate taxes	387	680	418	920	-	2,405
General and administrative costs	(1)	153	(55)	311	2,891	3,299

Net operating income/(loss)	3,540	5,651	2,381	6,499	(2,892)	15,179

Depreciation and amortization	2,025	2,069	912	3,183	-	8,189
Operating income/(loss)	$1,515	$3,582	$1,469	$3,316	$(2,892)	$6,990

	For the Six Months Ended June 30, 2013
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,896	$6,509	$3,577	$16,482	$-	$32,464

Property operating expenses	1,538	2,866	905	13,108	6	18,423
Real estate taxes	672	497	397	667	-	2,233
General and administrative costs	20	119	12	126	4,950	5,227

Net operating income/(loss)	3,666	3,027	2,263	2,581	(4,956)	6,581

Depreciation and amortization	1,982	873	916	1,044	-	4,815
Operating income/(loss)	$1,684	$2,154	$1,347	$1,537	$(4,956)	$1,766

11.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On April 12, 2012, the Supreme Court, New York County decided in favor of the Company with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture.  Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days. We have rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court. On December 10, 2013, the parties appeared before Justice James and engaged in oral argument. The court determined that Kamber failed to provide evidence of its losses relating to the prior defaults or prohibited assignment, and therefore, only nominal damages should be awarded. However, the court provided that Kamber receive one month’s ground rent plus interest accrued from 2007, an amount totaling over $1 million and a clear disconnect from the court’s intent to award “nominal” damages. The Company filed a motion requesting that the court reconsider its award based on the court’s own premise of nominal damages.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone Value Plus Real Estate Investment Trust II, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

Outlet Centers Transactions

The Company previously held ownership interests in GPH and Livermore Valley Holdings LLC (“LVH”). On December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”), an outlet center located in Livermore, California (the “Livermore Valley Outlet Center”) and a parcel of land adjacent to the Livermore Outlet Center (the “Livermore Land Parcel” and collectively, the “Outlet Centers Transactions”) to Simon and certain of its affiliates (collectively, the “Simon Parties”). Pursuant to the terms of the Outlet Centers Transactions, the aggregate consideration received at closing is subject to certain true-ups and adjustments, including a final valuation of the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, based on their aggregate net operating income, as defined, during calendar year 2013. Furthermore, the Holding Entities, subject to the satisfaction of certain conditions, may (i) receive $5.0 million of additional consideration for the Livermore Land Parcel or (ii) elect to repurchase the Livermore Land Parcel for $35.0 million. During the first quarter of 2013, the Holding Entities received an additional $3.0 million, of which the Company’s share was $1.2 million, related to the disposition of its ownership interest in the Grand Prairie Outlet Center resulting from the satisfaction of certain conditions. All remaining true-ups and adjustments are now expected to be finalized and paid in the third quarter of 2014 along with the additional consideration for the Livermore Land Parcel and the Company expects to record an additional gain on the disposition of real estate for its pro rata share of such items.

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

12. Subsequent Events

Distribution Payment

On July 15, 2014, the distribution for the three-month period ending June 30, 2014 of approximately $4.5 million was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $3.1 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $1.4 million or 32%).

Distribution Declaration

On August 8, 2014, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2014 to shareholders of record as of September 30, 2014. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2014	Annualized Revenues based on rents at June 30, 2014	Annualized Revenues per square foot at June 30, 2014
Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	85.4%	$4.0 million	$14.33
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$15.05
DePaul Plaza	Bridgeton, MO	1985	187,090	80.7%	$1.7 million	$11.47
		Retail Total	694,110	84.5%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	255,230	75.1%	$2.8 million	$11.07
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	393,193	81.2%	$1.8 million	$4.59
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	171,573	93.9%	$1.1 million	$6.61
Sarasota	Sarasota, FL	1992	280,242	100.0%	$0.6 million	$1.99
		Industrial Total	1,100,238	85.5%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2014	Annualized Revenues based on rents at June 30, 2014	Annualized Revenues per unit at June 30, 2014
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	95.8%	$8.0 million	$8,259
Camden Multi-Family Properties (Two Apartment Communities)	Greensboro/Charlotte, NC	1984-1985	568	93.0%	$4.2 million	$7,936
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	99.0%	$7.6 million	$38,770
		Residential Total	1,784	95.2%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June 30, 2014	Revenue per Available Room for the Three Months Ended June 30, 2014	Average Daily Rate For the Three Months Ended June 30, 2014
Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	65,703	50.1%	$57.44	$114.58

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	51.8%	$72.57	$140.21

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	73.3%	$90.03	$122.83

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	18,462	66.4%	$65.38	$98.43

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	17,557	68.5%	$70.48	$102.89

Holiday Inn Express - Auburn	Auburn, Alabama	2002	14,842	62.2%	$66.34	$106.59

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	21,901	70.6%	$72.74	$103.04

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	19,548	51.9%	$56.50	$108.92

Aloft - Rogers	Rogers, Arkansas	2008	23,530	62.2%	$71.09	$114.31

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	15,023	75.6%	$69.92	$92.47

Hampton Inn - Miami	Miami, Florida	1996	22,806	86.4%	$110.34	$127.71

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	86.2%	$123.09	$142.84

		Hospitality Total	281,817	63.9%	$74.19	$116.11

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2014	Annualized Revenues based on rents at June 30, 2014	Annualized Revenues per square foot at June 30, 2014
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	79.7%	$38.50	$43.36

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2014 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2013.

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

Our operating results for the 2014 and 2013 periods were significantly impacted by (i) the timing of various hotel acquisitions (included in our Hospitality Segment), as set forth below, and (ii) the completion of construction of Gantry Park (included in our Multi-Family Residential Segment) and commencement of its operations during the third quarter of 2013. On January 18, 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. On May 16, 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, or collectively, the “Baton Rouge Hotel Portfolio”). On June 18, 2013, we acquired a portfolio comprised of two hotels, one located in Rogers, Arkansas (the “Aloft - Rogers”) and the other in Jonesboro, Arkansas (the “Fairfield Inn - Jonesboro”, or collectively, the “Arkansas Hotel Portfolio”). On August 30, 2013, we acquired a portfolio comprised of two hotels located in South Florida (the “Hampton Inn - Miami” and the “Hampton Inn & Suites - Fort Lauderdale”, or collectively, the “Florida Hotel Portfolio”).

For the Three Months Ended June 30, 2014 vs. June 30, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $6.6 million to $24.4 million for the three months ended June 30, 2014 compared to $17.8 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $4.8 million and our Multi-Family Residential Segment of $2.0 million. See “Segment Results of Operations for the Three Months Ended June 30, 2014 compared to June 30, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $3.5 million to $13.2 million for the three months ended June 30, 2014 compared to $9.8 million the same period in 2013. The increase consists of approximately $2.9 million and $0.4 million related to our Hospitality Segment and our Multi-Family Residential Segment, respectively. These segments were impacted by the timing of our hotel acquisitions and Gantry Park.

Real estate taxes

Real estate taxes were relatively flat for the three months ended June 30, 2014 compared to the same period in 2013.

General and administrative expenses

General and administrative expenses decreased by approximately $1.5 million to $1.5 million for the three months ended June 30, 2014 compared to $3.0 million the same period in 2013. The decrease is primarily attributable to acquisition costs incurred in the 2013 period as a result of our hotel acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.7 million to $4.2 million for the three months ended June 30, 2014 compared to $2.5 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above and Gantry Park.

Interest and dividend income

Interest and dividend income decreased by approximately $1.3 million to $2.1 million for the three months ended June 30, 2014 compared to $3.4 million the same period in 2013. The decrease was primarily attributable to the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.1 million to $4.9 million for the three months ended June 30, 2014 compared to $3.8 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Loss/(gain) on sale of marketable securities

During the three months ended June 30, 2013 we recognized a gain on sale of marketable securities of approximately $13.8 million primarily attributable to the sale of 156,000 Marco OP Units.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Income from investment in unconsolidated affiliated real estate entity was $33 during the three months ended June 30, 2014 compared to income of $0.3 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Loss on disposition of real estate

During the second quarter of 2014 we recognized an estimated loss on disposition of real estate of approximately $2.4 million related to our industrial property in Sarasota, Florida. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the Three Months Ended June 30, 2014 compared to June 30, 2013

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$2,701	$2,944	$(243)	-8.3%
NOI	1,814	1,833	(19)	-1.0%
Average Occupancy Rate for period	84.6%	83.0%		1.6%

The following table represents lease expirations for the Retail Segment as of June 30, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	10	32,946	428,695	6.1%	5.8%
2015	13	129,071	1,787,840	23.9%	24.1%
2016	10	51,789	724,602	9.6%	9.8%
2017	4	9,437	139,155	1.8%	1.9%
2018	11	84,433	1,279,010	15.7%	17.3%
2019	14	65,575	1,285,231	12.2%	17.3%
2020	5	117,957	984,814	21.9%	13.3%
2021	2	18,764	253,444	3.5%	3.4%
2022	-	-	-	-	-
2023	1	28,000	479,920	5.2%	6.5%
Thereafter	1	1,163	48,846	0.1%	0.6%
	71	539,135	7,411,557	100.0%	100.0%

Revenues and NOI decreased slightly for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of a slight decrease in the average revenue per square foot during the 2014 period.

Multi-Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$5,295	$3,274	$2,021	61.7%
NOI	3,124	1,485	1,639	110.4%
Average Occupancy Rate for period	95.5%	95.1%		0.4%

Revenues increased $2.0 million accompanied by an increase in NOI of $1.6 million while the average occupancy rate increased slightly for the three months ended June 30, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$1,898	$1,853	$45	2.4%
NOI	1,168	1,182	(14)	-1.2%
Average Occupancy Rate for period	85.1%	84.3%		0.8%

The following table represents lease expirations for our Industrial Segment as of June 30, 2014:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	26	199,024	444,584	18.1%	9.6%
2015	27	562,732	2,202,550	51.1%	47.6%
2016	31	204,180	860,003	18.6%	18.6%
2017	10	58,277	354,978	5.3%	7.7%
2018	11	76,025	765,115	6.9%	16.5%
Thereafter	-	-	-	-	-
	105	1,100,238	4,627,230	100.0%	100.0%

Revenues, NOI and average occupancy decreased remained relatively flat for the three months ended June 30, 2014 compared to the same period in 2013.

Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$14,533	$9,726	$4,807	49.4%
NOI	3,857	2,176	1,681	77.3%
Average Occupancy Rate for period	71.7%	67.8%		3.9%
Rev PAR	$80.39	$75.61	$4.78	6.3%

The revenues in our Hospitality Segment increased by approximately $4.8 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by approximately $1.7 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

For the Six Months Ended June 30, 2014 vs. June 30, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $14.1 million to $46.6 million for the six months ended June 30, 2014 compared to $32.5 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $10.6 million and our Multi-Family Residential Segment of $3.7 million. See “Segment Results of Operations for the Six months Ended June 30, 2014 compared to June 30, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $7.3 million to $25.7 million for the six months ended June 30, 2014 compared to $18.4 million the same period in 2013. The increase consists of approximately $6.2 million and $0.9 million related to our Hospitality Segment and our Multi-Family Residential Segment, respectively. These segments were impacted by the timing of our hotel acquisitions and Gantry Park .

Real estate taxes

Real estate taxes were relatively flat for the six months ended June 30, 2014 compared to the same period in 2013.

General and administrative expenses

General and administrative expenses decreased by approximately $1.9 million to $3.3 million for the six months ended June 30, 2014 compared to $5.2 million the same period in 2013. The decrease is primarily attributable to lower acquisition related costs during the 2014 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $3.4 million to $8.2 million for the six months ended June 30, 2014 compared to $4.8 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions and Gantry Park.

Mark to market adjustment on derivative financial instruments

During the six months ended June 30, 2014 and 2013, we recorded mark to market adjustments on derivative financial instruments of $0.2 million and $1.5 million, respectively. The mark to market adjustments during the 2013 period primarily represented the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range through December 2013.

Interest and dividend income

Interest and dividend income decreased by approximately $3.3 million to $3.6 million for the six months ended June 30, 2014 compared to $6.9 million the same period in 2013. The decrease was primarily attributable to the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $2.3 million to $9.8 million for the six months ended June 30, 2014 compared to $7.5 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Loss/(gain) on sale of marketable securities

Loss/(gain) on sale of marketable securities decreased by approximately $12.6 million to $1.2 million for the six months ended June 30, 2014 compared to $13.8 million the same period in 2013. During the six months ended June 30, 2013 we recognized a gain on sale of marketable securities of approximately $13.8 million primarily attributable to the sale of 156,000 Marco OP Units.

Loss from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our loss from investment in unconsolidated affiliated real estate entity was $0.1 million during the six months ended June 30, 2014 compared to a loss of $1.8 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Loss on disposition of real estate

During the second quarter of 2014 we recognized an estimated loss on disposition of real estate of approximately $2.4 million related to our industrial property in Sarasota, Florida. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the Six months Ended June 30, 2014 compared to June 30, 2013

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$5,553	$5,896	$(343)	-5.8%
NOI	3,540	3,666	(126)	-3.4%
Average Occupancy Rate for period	83.9%	83.4%		0.5%

Revenues and NOI decreased slightly for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of a slight decrease in the average revenue per square foot during the 2014 period.

Multi-Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$10,214	$6,509	$3,705	56.9%
NOI	5,651	3,027	2,624	86.7%
Average Occupancy Rate for period	94.7%	95.1%		-0.4%

Revenues increased $3.7 million accompanied by an increase in NOI of $2.6 million while the average occupancy rate decreased slightly for the six months ended June 30, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$3,776	$3,577	$199	5.6%
NOI	2,381	2,263	118	5.2%
Average Occupancy Rate for period	85.8%	83.6%		2.2%

Revenues and NOI increased slightly for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of the higher average occupancy during the 2014 period.

Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$27,084	$16,482	$10,602	64.3%
NOI	6,499	2,581	3,918	151.8%
Average Occupancy Rate for period	63.9%	60.3%		3.6%
Rev PAR	$74.19	$66.79	$7.40	11.1%

The revenues in our Hospitality Segment increased by approximately $10.6 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by $3.9 million for the six months ended June 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the timing of our hotel acquisitions noted above.

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

We currently have $292.5 million of outstanding mortgage debt, a $19.9 million line of credit and a $19.4 million margin loan. Additionally, we have $10.9 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2014, our total borrowings of $331.8 million represented 92% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition fees	$27	$940	$59	$1,256
Asset management fees	711	637	1,424	1,258
Property management fees	341	433	689	855
Development fees and leasing commissions	241	415	405	789
Total	$1,320	$2,425	$2,577	$4,158

As of June 30, 2014, we had approximately $37.8 million of cash and cash equivalents on hand and $153.4 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows provided by operating activities	$13,029	$7,107
Cash flows used in investing activities	(6,616)	(28,103)
Cash flows used in financing activities	(21,527)	(5,335)
Net change in cash and cash equivalents	(15,114)	(26,331)

Cash and cash equivalents, beginning of the period	52,899	98,805
Cash and cash equivalents, end of the period	$37,785	$72,474

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition, investment and development activities, (vii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) the issuance of equity and debt securities and (iv) the placement of mortgage loans or other indebtedness.

Operating activities

Net cash flows provided by operating activities of $13.0 million for the six months ended June 30, 2014 consists of the following:

•	cash inflows of approximately $9.8 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $3.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $6.6 million for the six months ended June 30, 2014 consists primarily of the following:

•	purchases of investment property of approximately $8.1 million;

•	final settlement payment for Marco OP Units Collar of $3.5 million;

•	funds released primarily for the collateral requirement on the collar for our Marco OP Units of approximately $6.7 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street of $21.8 million;

•	net proceeds from the sale and purchase of marketable securities of $10.5 million; and

•	cash inflows of approximately $9.0 million from discontinued operations, consisting primarily of net proceeds from the sale of Crowe’s Crossing.

Financing activities

The net cash used by financing activities of approximately $21.5 million for the six months ended June 30, 2014 is primarily related to the following:

•	distributions to our common shareholders of $6.1 million

•	redemptions and cancellation of common stock and noncontrolling interests of $4.5 million;

•	distributions to our noncontrolling interests of $1.4 million;

•	net payments on our notes payable of $0.9 million and net proceeds from mortgage financing of $0.8 million;

•	debt principal payments $3.6 million; and

•	cash outflows of approximately $5.8 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of Crowe’s Crossing.

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

Preferred Investment

On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. The Company commenced making contributions during the second quarter of 2014 and as of June 30, 2014, the Preferred Investment had a balance of approximately $21.8 million and is classified as investment in affiliate on the consolidated balance sheet.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2014.

Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Payable	$79,532	$2,581	142,286	$43,651	$24,421	$-	$292,471
Interest Payments[1,2]	6,124	10,654	7,299	1,718	789	-	26,584

Total Contractual Obligations	$85,656	$13,235	$149,585	$45,369	$25,210	$-	$319,055

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of June 30, 2014 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the our marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $39.3 million as of June 30, 2014, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows us to designate properties as collateral that allow us to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 we borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of June 30, 2014 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $4.0 million of default interest has been accrued through June 30, 2014 pursuant to the terms of the loan agreement. Default interest of $0.6 million and $1.1 million was accrued for the three and six months ended June 30, 2014 and default interest of $0.5 million and $1.1 million was accrued and for the three and six months ended June 30, 2013. As a result, accrued default interest of approximately $4.0 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net (loss)/income	$(325)	$16,227	$1,737	$14,472
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	4,219	2,451	8,189	4,815
Equity in depreciation and amortization for
unconsolidated affiliated real estate entities	855	679	1,671	1,360
Adjustments to equity in earnings from
unconsolidated entities, net	-	-	-	5,210
Loss/(gain) on disposal of investment property	2,354	(363)	2,354	(363)
Gain on disposal of unconsolidated affiliated real
estate entities	-	-	-	(1,200)
Discontinued operations:
Gain on disposal of investment property	-	-	(1,722)	-
Depreciation and amortization of real estate assets	-	333	-	651

FFO	7,103	19,327	12,229	24,945
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs
expensed(1)	14	1,597	107	2,071
Amortization of above or below market leases and
liabilities(2)	(72)	(80)	(107)	(160)
Gain on debt extinguishment	-	-	112	(3,672)
Accretion of discounts and amortization of premiums
on debt investments	453	(433)	-	(1,057)
Mark-to-market adjustments(3)	7	11	550	1,510
Non-recurring (losses)/gains from extinguishment/sale
of debt, derivatives or securities holdings(4)	-	-	-	-
(Gain)/loss on sale of marketable securities		(13,806)	(1,160)	(13,817)
MFFO	7,505	6,616	11,731	9,820
Straight-line rent(5)	$(85)	$(48)	$(22)	$(48)
MFFO - IPA recommended format(6)	$7,420	$6,568	$11,709	$9,772

Net (loss)/income	$(325)	$16,227	$1,737	$14,472
Less: loss attributable to noncontrolling
interests	(224)	(1,221)	(376)	(1,484)
Net (loss)/income applicable to company's common shares	$(549)	$15,006	$1,361	$12,988
Net (loss)/income per common share, basic and diluted	$(0.02)	$0.50	$0.05	$0.43

FFO	$7,103	$19,327	$12,229	$24,945
Less: FFO attributable to noncontrolling
interests	(612)	(1,280)	(1,063)	(1,578)
FFO attributable to company's common shares	$6,491	$18,047	$11,166	$23,367
FFO per common share, basic and diluted	$0.25	$0.60	$0.43	$0.78

MFFO - IPA recommended format	$7,420	$6,568	$11,709	$9,772
Less: MFFO attributable to noncontrolling
interests	(691)	(298)	(1,155)	(496)
MFFO attributable to company's common shares	$6,729	$6,270	$10,554	$9,276

Weighted average number of common shares
outstanding, basic and diluted	25,785	30,152	25,766	30,137

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Includes approximately $514 and $1,022 of default interest incurred and unpaid during the three and six months ended June 30, 2014 and $596 and $1,760 of default interest incurred and unpaid during the three and six months ended June 30, 2013. The default interest relates to our non-recourse mortgage loan on our Gulf Coast Industrial Portfolio except for $606 for the three and six months ended June 30, 2013 which represents our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway. Since July 2011, the lender has elected to retain all excess cash flow from the Gulf Coast Industrial Property. Although the lender is currently not charging or being paid interest at the stated default rate, the Company has accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, the Company is engaged in discussions with the lender to restructure the non-recourse mortgage loan and does not expect to pay the default interest. The default interest on the non-recourse mortgage indebtedness of 1407 Broadway was incurred and unpaid during but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. Excluding the impact of the default interest incurred for the Gulf Coast Industrial Portfolio and for 1407 Broadway from our MFFO calculation after taking into consideration allocations to noncontrolling interests would increase MFFO for the three months ended June 30, 2014 and 2013 to $7,243 and $6,866, respectively, and to $11,576 and $11,056 for the six months ended June 30, 2014 and 2013, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
June 30, 2014

FFO	$89,055
Distributions	$135,992

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date June 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared			May 14, 2014		March 28, 2014

Date distribution paid			July 15, 2014		April 15, 2014

Distributions paid	$6,108		$3,075		3,033
Distributions reinvested	2,838		1,428		1,410
Total Distributions	$8,946		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$6,108	68%	$3,075	68%	$3,033	68%
Excess cash	-	0%	-	0%	-	0%
Proceeds from issuance of common
stock through DRIP	2,838	32%	1,428	32%	1,410	32%
Total Sources	$8,946	100%	$4,503	100%	$4,443	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$13,029		$7,543		$5,486

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	253		127		126

	Year to Date June 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			May 10, 2013		March 22, 2013

Date distribution paid			July 15, 2013		April 15, 2013

Distributions paid	$7,159		$3,595		$3,564
Distributions reinvested	3,310		1,670		1,640
Total Distributions	$10,469		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$7,107	68%	$3,595	68%	$2,197	42%
Excess cash	52	0%	-	0%	1,367	26%
Proceeds from issuance of common
stock through DRIP	3,310	32%	1,670	32%	1,640	32%
Total Sources	$10,469	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$7,107		$4,910		$2,197

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	295		149		146

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of June 30, 2014, our net tangible book value per share was $12.18. The offering price of shares under our DRIP at June 30, 2014 was $11.21.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2014 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2014, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of June 30, 2014, we held various marketable securities with a fair value of approximately $153.4 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of June 30, 2014, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $15.3 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of June 30, 2014:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$79,532	$2,581	$142,286	$43,651	$24,421	$-	$292,471	$291,558

As of June 30, 2014, approximately $137.5 million, or 41%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of June 30, 2014, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $1.2 million.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage payable	$292.5	$291.6	$295.3	$292.8

The fair value of the mortgage payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of June 30, 2014, the only off-balance sheet arrangements we had outstanding was an interest rate cap with an insignificant intrinsic value.

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

On April 12, 2012, the Supreme Court, New York County decided in our favor of with respect to all matters before the Court. Sublessor filed a Notice of Appeal on June 7, 2012 and, after fully briefing the issues, the parties argued the appeal on January 30, 2013.  On February 21, 2013, the Appellate Division, First Department rendered its decision largely affirming the lower court’s determination.  The Appellate Division did determine that there were two 2007 defaults that had not been cured and that the assignment of the sublease had occurred at a time when defaults existed.  The Appellate Division determined that the remedy for such defaults was not a forfeiture of the sublease.  Instead, the Appellate Division remanded to the lower court with direction that the lower court fashion a remedy short of forfeiture. Recently, the Sublessor has sent a letter claiming that the Appellate Division order “lifted” the Yellowstone Injunction, a procedure in New York law whereby a tenant in a commercial premises has a right to stay the time to cure, and demanding a cure within thirty (30) days. We have rejected that claim because the Appellate Division decision expressly remanded the case with a direction that the Supreme Court fashion a remedy other than forfeiture of the alleged defaults, and requested a conference from the lower court. On December 10, 2013, the parties appeared before Justice James and engaged in oral argument. The court determined that Kamber failed to provide evidence of its losses relating to the prior defaults or prohibited assignment, and therefore, only nominal damages should be awarded. However, the court provided that Kamber receive one month’s ground rent plus interest accrued from 2007, an amount totaling over $1 million and a clear disconnect from the court’s intent to award “nominal” damages. We filed a motion requesting that the court reconsider its award based on the court’s own premise of nominal damages.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, us and Lightstone Value Plus Real Estate Investment Trust II, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 8, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

