Form 10-Q
period 2014-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2014-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No ☑

As of November 10, 2014, there were approximately 25.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
Assets

Net investment property	$384,886	$414,209
Investment in unconsolidated affiliated real estate entity	9,148	9,496
Investment in affiliate	21,837	-
Cash and cash equivalents	59,049	52,899
Marketable securities, available for sale	145,237	146,383
Restricted escrows	12,962	20,145
Tenant accounts receivable (net of allowance for doubtful accounts of $207 and $194, respectively)	3,419	3,366
Mortgage receivable	5,212	5,310
Intangible assets, net	1,843	1,964
Prepaid expenses and other assets	12,177	16,280
Assets held for sale	-	7,709
Total Assets	$655,770	$677,761

Liabilities and Stockholders' Equity
Mortgages payable	$264,987	$295,278
Notes payable	39,113	40,186
Accounts payable, accrued expenses and other liabilities	16,502	18,381
Due to sponsor	675	973
Tenant allowances and deposits payable	2,108	1,777
Distributions payable	4,553	4,525
Deferred rental income	1,546	1,414
Acquired below market lease intangibles, net	842	989
Liabilities held for sale	-	6,113
Total Liabilities	330,326	369,636
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,777 and 25,635 shares issued and outstanding, respectively	258	256
Additional paid-in-capital	203,134	211,447
Accumulated other comprehensive income	41,282	34,050
Accumulated surplus	33,990	23,002
Total Company's stockholders' equity	278,664	268,755
Noncontrolling interests	46,780	39,370
Total Stockholders' Equity	325,444	308,125
Total Liabilities and Stockholders' Equity	$655,770	$677,761

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental income	$20,827	$16,582	$59,030	$41,689
Tenant recovery income	1,272	1,257	3,507	3,715
Other service income	2,575	2,060	8,764	6,959
Total revenues	24,674	19,899	71,301	52,363

Expenses:
Property operating expenses	13,029	11,961	38,773	30,384
Real estate taxes	1,563	1,238	3,968	3,471
General and administrative costs	1,588	3,307	4,887	8,534
Depreciation and amortization	4,006	3,088	12,195	7,903
Total operating expenses	20,186	19,594	59,823	50,292
Operating income	4,488	305	11,478	2,071
Other income, net	278	278	1,165	942

Mark to market adjustment on derivative financial instruments	117	4,670	(100)	3,160
Interest and dividend income	7,970	1,668	11,522	8,593
Interest expense	(4,912)	(4,313)	(14,711)	(11,771)
Gain/(loss) on sale of marketable securities (includes loss/(gain) of $19, ($21), ($515) and $(11,133), respectively, accumulated other comprehensive income reclassifications)	207	(14)	1,367	13,803
Gain on disposition of real estate, net	11,483	-	9,129	363

Gain on disposition of unconsolidated affiliated real estate entities	4,418	-	4,418	1,200
Income/(loss) from investments in unconsolidated affiliated real estate entities	418	142	316	(1,656)
Net income from continuing operations	24,467	2,736	24,584	16,705

Net income from discontinued operations	-	285	1,620	788
Net income	24,467	3,021	26,204	17,493

Less: net (income)/loss attributable to noncontrolling interests	(1,342)	46	(1,718)	(1,438)
Net income attributable to Company's common shares	$23,125	$3,067	$24,486	$16,055

Basic and diluted net income per Company's common share:
Continuing operations	$0.90	$0.10	$0.89	$0.52
Discontinued operations	-	0.01	0.06	0.03

Net income per Company’s common share, basic and diluted	$0.90	$0.11	$0.95	$0.55
Weighted average number of common shares outstanding, basic and diluted	25,785	27,395	25,772	29,213

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$24,467	$3,021	$26,204	$17,493

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(8,255)	(8,251)	8,563	(8,631)
Reclassification adjustment for loss/(gain) included in net income	19	(21)	(515)	(11,133)

Other comprehensive (loss)/income	(8,236)	(8,272)	8,048	(19,764)

Comprehensive income/(loss)	16,231	(5,251)	34,252	(2,271)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(685)	660	(2,534)	39

Comprehensive income/(loss) attributable to Company's common shares	$15,546	$(4,591)	$31,718	$(2,232)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive		Total Noncontrolling
	Shares	Amount	Capital	Income	Accumulated Surplus	Interests	Total Equity

BALANCE, December 31, 2013	25,635	256	211,447	34,050	23,002	39,370	$308,125
Net income	-	-	-	-	24,486	1,718	26,204
Other comprehensive income	-	-	-	7,232	-	816	8,048

Distributions declared	-	-	-	-	(13,498)	-	(13,498)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,870)	(2,870)
Contributions received from noncontrolling interests	-	-	-	-	-	199	199
Redemption and cancellation of shares and noncontrolling interests	(240)	(2)	(12,596)	-	-	7,547	(5,051)
Shares issued from distribution reinvestment program	382	4	4,283	-	-	-	4,287
BALANCE, September 30, 2014	25,777	258	203,134	41,282	33,990	46,780	$325,444

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,204	$17,493
Less net income – discontinued operations	1,620	788
Net income – continuing operations	24,584	16,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,195	7,903
Mark to market adjustment on derivative financial instruments	100	(3,160)
Gain on sale of marketable securities	(1,367)	(13,803)
Gain on disposition of unconsolidated affiliated real estate entities	(4,418)	(1,200)
Gain on disposition of real estate, net	(9,129)	(363)
(Income)/loss from investments in unconsolidated affiliated real estate entities	(316)	1,656
Other non-cash adjustments	29	(1,085)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	1,418	3,257
Increase in tenant and other accounts receivable	(209)	(1,233)
Increase in tenant allowance and security deposits payable	278	450
Increase in accounts payable and accrued expenses	2,781	3,226
(Decrease)/increase in due to Sponsor	(298)	587
Increase in deferred rental income	132	287
Net cash provided by operating activities – continuing operations	25,780	13,227
Net cash provided by operating activities – discontinued operations	44	1,926
Net cash provided by operating activities	25,824	15,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(9,008)	(112,649)
Purchase of marketable securities	(21,635)	(5,683)
Payments on note payable	-	(2,340)
Contributions to investment in unconsolidated affiliated real estate entities	-	(12,639)
Settlement of derivative financial instrument	(3,543)	-
Investment in affiliate	(21,837)	-
Collections on mortgages receivable	98	19,592
Proceeds from sale of marketable securities	32,196	40,647
Proceeds from sale of investment property	37,051	-
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	4,418	1,200
Distribution from investments in unconsolidated affiliated real estate entities	663	-
Refund/(deposit) for purchase of real estate	(50)	2,250
Release of restricted escrows	7,141	4,605
Net cash provided by/(used in) investing activities – continuing operations	25,494	(65,017)
Net cash provided by/(used in) investing activities – discontinued operations	9,007	(669)
Net cash provided by/(used in) investing activities	34,501	(65,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(31,069)	(1,867)
Payment of loan fees and expenses	(70)	(1,170)
Proceeds from mortgage financings	778	88,022
Net payments on notes payable	(1,073)	(21,510)
Redemption and cancellation of common stock and noncontrolling interests	(5,051)	(54,897)
Contributions received from noncontrolling interests	199	1,010
Distributions paid to noncontrolling interests	(2,870)	(7,751)
Distributions paid to Company's common stockholders	(9,184)	(10,792)
Net cash used in financing activities – continuing operations	(48,340)	(8,955)
Net cash used in financing activities – discontinued operations	(5,835)	(630)
Net cash used in financing activities	(54,175)	(9,585)

Net change in cash and cash equivalents	6,150	(60,118)
Cash and cash equivalents, beginning of period	52,899	98,805
Cash and cash equivalents, end of period	$59,049	$38,687

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,555	$10,050
Distributions declared	$13,498	$15,287
Value of shares issued from distribution reinvestment program	$4,287	$4,973
Non-cash purchase of investment property	$86	$4,164

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2014.

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

As of September 30, 2014, on a collective basis, the Company (i) wholly or majority owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 12 hotel hospitality properties containing a total of 1,557 rooms and (ii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of September 30, 2014, the retail properties, the industrial properties, the multi-family residential properties and the office property were 81.5%, 82.5%, 95.1% and 83.3% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $77.33 and occupancy was 67.6%, respectively for the nine months ended September 30, 2014.

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

Noncontrolling Interests

As of September 30, 2014, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), and the interests held by minority owners of certain of our hotels.

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

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Pro forma rental revenue	$21,438	$61,829
Pro forma net income	$2,980	$17,866

Pro forma net income per Company's common share, basic and diluted	$0.11	$0.61

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

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	September 30, 2014	December 31, 2013
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$9,148	$9,496

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

During the year ended December 31, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the three and nine months ended September 30, 2013 includes an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenue	$10,646	$9,907	$30,528	$28,850
Property operating expenses	7,547	7,674	22,596	21,690
Depreciation and amortization	1,808	1,494	5,219	4,269
Operating income	1,291	739	2,713	2,891

Interest expense and other, net	(539)	(648)	(2,413)	(3,519)
Gain on debt extinguishment	-	-	-	7,494
Net income	$752	$91	$300	$6,866
Company's share of net income/(loss) *	$418	$142	$316	$(1,656)

* The nine months ended September 30, 2013 includes an adjustment of $5,210 for previously unrecorded losses.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	September 30, 2014	December 31, 2013

Real estate, at cost (net)	$119,916	$114,188
Intangible assets	41	249
Cash and restricted cash	11,890	18,437
Other assets	19,827	19,969
Total assets	$151,674	$152,843
Mortgage payable	$126,000	$126,000
Other liabilities	13,034	14,503
Member capital	12,640	12,340
Total liabilities and members' capital	$151,674	$152,843

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$195	$-	$1,600
Marco OP Units and Marco II OP Units	51,970	45,397	-	97,367
Corporate Bonds and Preferred Equities	40,705	984	(793)	40,896
Mortgage Backed Securities ("MBS")	5,683	-	(309)	5,374
Total	$99,763	$46,576	$(1,102)	$145,237

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

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). During the quarter ended September 30, 2014, the Company received a special dividend on its Marco OP Units aggregating approximately $5.7 million, which is included in interest and dividend income on the consolidated statement of operations.

All of the MBS were issued by various U.S. government-sponsored enterprises (Freddie Mac and Fannie Mae). The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments were caused primarily by changes in market interest rates or widening credit spreads. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any impairment charges. As of September 30, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three and nine months ended September 30, 2014 the Company realized $0.2 million and $1.4 million of gross gains, related to sales of securities and early redemptions of MBS by the security issuer and for the nine months ended September 30, 2013 the Company realized $13.8 million of gross gains related primarily to the sale of 156,000 Marco OP units. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of September 30, 2014) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan was $19.2 million and $20.3 million as of September 30, 2014 and December 31, 2013, respectively, and is included in Notes payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.15% as of September 30, 2014). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $19.9 million as of both September 30, 2014 and December 31, 2013 and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,600	$-	$-	$1,600
Marco OP and OP II Units	-	97,367	-	97,367
Corporate Bonds and Preferred Equities	-	40,896	-	40,896
MBS	-	5,374	-	5,374
Total	$1,600	$143,637	$-	$145,237

	Fair Value Measurement Using
As of December 31, 2013	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,614	$-	$-	$10,614
Marco OP and OP II Units	-	89,706	-	89,706
Corporate Bonds and Preferred Equities	-	38,944	-	38,944
MBS	-	7,119	-	7,119
Total	$10,614	$135,769	$-	$146,383

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2014	Maturity Date	Amount Due at Maturity	September 30, 2014	December 31, 2013

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,152	$39,555

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,525	26,814

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,377	51,377	51,902

Camden Multi-Family Properties (two individual loans) *	-	-	-	-	-	26,718

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,483	24,824

Gantry Park	Libor + 3.50%	3.87%	September 2016	44,318	44,318	43,540

DePaul Plaza	Libor + 3.00%	3.16%	September 2017	11,147	11,800	11,964

Courtyard - Parsippany	Libor + 3.50%	3.66%	August 2018	7,126	7,826	7,947

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,231	6,325

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,815	5,990

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,383	15,622

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.17%	May 2016	34,077	34,077	34,077

Total mortgages payable		5.95%		$258,876	$264,987	$295,278

* The Mortgages Payable for the Camden Multi-Family Properties were paid in full in connection with the sale of the properties during the third quarter of 2014. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Libor as of September 30, 2014 and December 31, 2013 was 0.15% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of September 30, 2014 in the Consolidated Balance Sheets:

Remainder of 2014	2015	2016	2017	2018	Thereafter	Total

$51,966	$2,414	$142,110	$43,465	$25,032	$-	$264,987

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $11.7 million and $11.5 million were held in restricted escrow accounts as of September 30, 2014 and December 31, 2013, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $4.5 million of default interest has been accrued through September 30, 2014 pursuant to the terms of the loan agreement. Default interest of $0.5 million and $1.6 million was accrued for the three and nine months ended September 30, 2014 and default interest of $0.5 million and $1.7 million was accrued and for the three and nine months ended September 30, 2013. As a result, accrued default interest of approximately $4.5 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

6.	Dispositions

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

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. The Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the three months ended September 30, 2014.

On July 31, 2014, the Company disposed of an industrial property located in Sarasota, Florida (“Sarasota”) for approximately $5.3 million. During the second quarter of 2014, the Company recorded a loss on the disposition of real estate of approximately $2.4 million related to this disposition.

On September 30, 2014, the Company disposed of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) for approximately $32.4 million. During the third quarter of 2014, the Company recorded a gain on the disposition of real estate of approximately $11.5 million related to this disposition.

As disclosed in Note 1, during the second quarter of 2014 the Company adopted an accounting standards update that provided new guidance on the requirements for reporting a discontinued operation. As a result, the dispositions of Sarasota and the Camden Multi-Family Properties did not qualify to be reported as discontinued operations.

The following summary presents the operating results of the Houston Extended Stay Hotels, Everson Pointe and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$1,687	$58	$4,834
Operating expenses	-	1,148	29	3,290
Operating income	-	539	29	1,544

Interest expense and other, net	-	(254)	(19)	(756)
Gain on disposition	-	-	1,610	-
Net income from discontinued operations	$-	$285	$1,620	$788

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition fees (general and administrative costs)	$23	$897	$82	$2,153
Asset management fees (general and administrative costs)	712	642	2,136	1,901
Property management fees (property operating expenses)	356	235	1,045	1,090
Development fees and leasing commissions*	39	754	444	1,543
Total	$1,130	$2,528	$3,707	$6,687

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased subordinated profits interests in the Operating Partnership (“SLP units”) which are included in noncontrolling interests in the consolidated balance sheets. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three and nine months ended September 30, 2014, distributions of $0.5 million and $1.5 million were declared and paid on the SLP units and are part of noncontrolling interests. Since inception through September 30, 2014, cumulative distributions declared were $14.5 million, of which $13.9 million were paid. See Note 3 for other related party transactions.

Preferred Investment

On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of September 30, 2014, the Preferred Investment had a balance of approximately $21.8 million and is classified as investment in affiliate on the consolidated balance sheet.  During the three and nine months ended September 30, 2014, the Company recorded approximately $0.7 million and $1.1 million of dividend income related to the Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$265.0	$264.2	$295.3	$292.8

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

The Company currently operates in four business segments as of September 30, 2014: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2014 and 2013 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2014 and December 31, 2013. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2013 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

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

Selected results of operations for the three and nine months ended September 30, 2014 and 2013, and total assets as of September 30, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,945	$5,282	$1,897	$14,550	$-	$24,674

Property operating expenses	814	1,733	565	9,916	1	13,029
Real estate taxes	389	510	204	460	-	1,563
General and administrative costs	8	57	36	124	1,363	1,588

Net operating income/(loss)	1,734	2,982	1,092	4,050	(1,364)	8,494

Depreciation and amortization	945	867	417	1,777	-	4,006

Operating income/(loss)	$789	$2,115	$675	$2,273	$(1,364)	$4,488

As of September 30, 2014:
Total Assets	$105,265	$124,233	$51,380	$156,628	$218,264	$655,770

	For the Three Months Ended September 30, 2013
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,930	3,505	1,782	11,682	-	$19,899

Property operating expenses	811	1,644	543	8,962	1	11,961
Real estate taxes	337	315	189	397	-	1,238
General and administrative costs	(6)	74	9	26	3,204	3,307

Net operating income/(loss)	1,788	1,472	1,041	2,297	(3,205)	3,393

Depreciation and amortization	980	614	647	846	1	3,088

Operating income/(loss)	$808	$858	$394	$1,451	$(3,206)	$305

As of December 31, 2013:
Total Assets	$114,817	$145,582	$59,937	$150,923	$206,502	$677,761

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Nine Months Ended September 30, 2014
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,498	$15,496	$5,673	$41,634	$-	$71,301

Property operating expenses	2,441	5,463	1,597	29,270	2	38,773
Real estate taxes	776	1,190	622	1,380	-	3,968
General and administrative costs	7	210	(19)	435	4,254	4,887

Net operating income/(loss)	5,274	8,633	3,473	10,549	(4,256)	23,673

Depreciation and amortization	2,970	2,936	1,329	4,960	-	12,195
Operating income/(loss)	$2,304	$5,697	$2,144	$5,589	$(4,256)	$11,478

	For the Nine Months Ended September 30, 2013
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,826	$10,014	$5,359	$28,164	$-	$52,363

Property operating expenses	2,350	4,510	1,448	22,069	7	30,384
Real estate taxes	1,009	812	586	1,064	-	3,471
General and administrative costs	14	193	21	152	8,154	8,534

Net operating income/(loss)	5,453	4,499	3,304	4,879	(8,161)	9,974

Depreciation and amortization	2,962	1,487	1,563	1,891	-	7,903
Operating income/(loss)	$2,491	$3,012	$1,741	$2,988	$(8,161)	$2,071

11.	Commitments and Contingencies

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

Outlet Centers Transactions

The Company previously held ownership interests in Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”). On December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in an outlet center located in Grand Prairie, Texas (the “Grand Prairie Outlet Center”), an outlet center located in Livermore, California (the “Livermore Valley Outlet Center”) and a parcel of land adjacent to the Livermore Outlet Center (the “Livermore Land Parcel” and collectively, the “Outlet Centers Transactions”) to Simon and certain of its affiliates (collectively, the “Simon Parties”).

During the first quarter of 2013, the Holding Entities received an additional $3.0 million, of which the Company’s share was $1.2 million, related to the disposition of its ownership interest in the Grand Prairie Outlet Center resulting from the satisfaction of certain conditions. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $1.2 million during the first quarter of 2013.

During the third quarter of 2014, the Holding Entities received a final distribution of $11.0 million, of which the Company’s share was $4.4 million, related to the final true-ups and adjustments pursuant to the terms of the Outlet Centers Transactions, as well as additional consideration for the Livermore Land Parcel. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $4.4 million during the third quarter of 2014.

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

12. Subsequent Events

Distribution Payment

On October 15, 2014, the distribution for the three-month period ending September 30, 2014 of approximately $4.6 million was paid in full using a combination of cash and approximately 0.1 million shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.21 per share. The distribution was paid from cash flows provided from operations (approximately $3.1 million or 68%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP (approximately $1.5 million or 32%).

Distribution Declaration

On November 14, 2014, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2015 to shareholders of record as of December 31, 2014. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of September 30, 2014	Annualized Revenues based on rents at September 30, 2014	Annualized Revenues per square foot at September 30, 2014
Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,246	79.0%	$3.8 million	$14.59
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$15.05
DePaul Plaza	Bridgeton, MO	1985	187,090	80.7%	$1.7 million	$11.46
		Retail Total	694,110	81.5%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	75.6%	$2.9 million	$11.30
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	86.1%	$1.9 million	$4.46
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	85.8%	$1.0 million	$6.68

		Industrial Total	1,006,861	82.5%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2014	Annualized Revenues based on rents at September 30, 2014	Annualized Revenues per unit at September 30, 2014
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	95.4%	$8.1 million	$8,400
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	94.0%	$7.2 million	$38,709
		Residential Total	1,216	95.1%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of September 30, 2014	Revenue per Available Room for the Nine Months Ended September 30, 2014	Average Daily Rate For the Nine Months Ended September 30, 2014
Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	99,099	58.9%	$67.97	$115.37

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,223	58.3%	$78.91	$135.45

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	77.7%	$96.72	$124.45

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	27,846	72.5%	$73.69	$101.60

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	26,481	72.2%	$76.17	$105.54

Holiday Inn Express - Auburn	Auburn, Alabama	2002	22,386	61.3%	$69.42	$113.27

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	33,033	70.3%	$72.59	$103.25

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	29,484	59.3%	$63.22	$106.64

Aloft - Rogers	Rogers, Arkansas	2008	35,490	63.0%	$73.51	$116.60

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	22,659	77.4%	$73.54	$95.02

Hampton Inn - Miami	Miami, Florida	1996	34,398	82.1%	$95.12	$115.89

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	28,392	84.7%	$108.26	$127.76

		Hospitality Total	425,061	67.6%	$77.33	$114.36

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2014	Annualized Revenues based on rents at September 30, 2014	Annualized Revenues per square foot at September 30, 2014
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	83.3%	$40.50	$43.59

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2014 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2013.

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

For the Three Months Ended September 30, 2014 vs. September 30, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $4.8 million to $24.7 million for the three months ended September 30, 2014 compared to $19.9 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $2.9 million and our Multi-Family Residential Segment of $1.8 million. See “Segment Results of Operations for the Three Months Ended September 30, 2014 compared to September 30, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $1.0 million to $13.0 million for the three months ended September 30, 2014 compared to $12.0 million the same period in 2013. The increase primarily reflects higher property operating expenses in our Hospitality Segment as a result of the timing of our hotel acquisitions.

Real estate taxes

Real estate taxes increased by approximately $0.4 million to $1.6 million for the three months ended September 30, 2014 compared to $1.2 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above and Gantry Park.

General and administrative expenses

General and administrative expenses decreased by approximately $1.7 million to $1.6 million for the three months ended September 30, 2014 compared to $3.3 million the same period in 2013. The decrease is primarily attributable to acquisition costs incurred in the 2013 period as a result of our hotel acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.9 million to $4.0 million for the three months ended September 30, 2014 compared to $3.1 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions noted above and Gantry Park.

Mark to market adjustment on derivative financial instruments

During the three months ended September 30, 2013, we recorded mark to market adjustments on derivative financial instruments of $4.7 million. The mark to market adjustments primarily represented the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range through December 2013.

Interest and dividend income

Interest and dividend income increased by approximately $6.3 million to $8.0 million for the three months ended September 30, 2014 compared to $1.7 million for the same period in 2013. The increase was primarily attributable to a special dividend from our Marco OP Units of $5.7 million and $0.6 million in dividend income from our preferred investment.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.6 million to $4.9 million for the three months ended September 30, 2014 compared to $4.3 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Gain on disposition of unconsolidated affiliated real estate entities

During the third quarter of 2014, we received a final distribution of $4.4 million related to certain final true-ups and adjustments pursuant to the terms of the Outlet Centers Transactions, as well as additional consideration for the Livermore Land Parcel and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Income from investment in unconsolidated affiliated real estate entity was $0.4 million during the three months ended September 30, 2014 compared to income of $0.1 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on disposition of real estate

During the third quarter of 2014 we recognized a gain on disposition of real estate of approximately $11.5 million related to the disposition of the Camden Multi-Family Properties. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the Three Months Ended September 30, 2014 compared to September 30, 2013

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$2,945	$2,930	$15	0.5%
NOI	1,734	1,788	(54)	-3.0%
Average Occupancy Rate for period	82.4%	83.3%		-0.9%

The following table represents lease expirations for the Retail Segment as of September 30, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	4	10,346	145,000	2.0%	2.0%
2015	11	72,326	1,021,673	13.8%	13.8%
2016	11	54,214	734,616	10.3%	9.9%
2017	5	10,854	167,495	2.1%	2.3%
2018	11	84,433	1,391,202	16.1%	18.8%
2019	16	69,989	1,358,167	13.3%	18.4%
2020	6	148,581	1,415,411	28.3%	19.1%
2021	2	18,764	253,444	3.6%	3.4%
2022	-	-	-	-	-
2023	1	28,000	479,920	5.3%	6.5%
Thereafter	2	27,284	430,213	5.2%	5.8%
	69	524,791	7,397,141	100.0%	100.0%

Revenues, NOI and average revenue per square foot remained relatively unchanged for the three months ended September 30, 2014 compared to the same period in 2013.

Multi-Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$5,282	$3,505	$1,777	50.7%
NOI	2,982	1,472	1,510	102.6%
Average Occupancy Rate for period	95.1%	94.9%		0.2%

Revenues increased $1.8 million accompanied by an increase in NOI of $1.5 million while the average occupancy rate increased slightly for the three months ended September 30, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$1,897	$1,782	$115	6.5%
NOI	1,092	1,041	51	4.9%
Average Occupancy Rate for period	83.5%	74.6%		8.9%

The following table represents lease expirations for our Industrial Segment as of September 30, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2014	17	91,364.00	166,006.00	11.0%	3.1%
2015	29	348,477.00	2,639,127.00	41.9%	48.5%
2016	31	205,836.00	1,221,182.00	24.8%	22.5%
2017	18	93,464.00	524,115.00	11.2%	9.7%
2018	11	76,025.00	765,790.00	9.2%	14.1%
2019	1	2,718.00	20,385.00	0.3%	0.4%
2020	2	12,957.00	94,240.00	1.6%	1.7%
Thereafter	-	-	-	-	-
	109	830,841	5,430,845	100.0%	100.0%

Revenues and NOI increased for the three months ended September 30, 2014 compared to the same period in 2013 as a result of the increase in occupancy.

Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$14,550	$11,682	$2,868	24.6%
NOI	4,050	2,297	1,753	76.3%
Average Occupancy Rate for period	74.9%	68.0%		6.9%
Rev PAR	$83.61	$74.35	$9.26	12.5%

The revenues in our Hospitality Segment increased by approximately $2.9 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by approximately $1.8 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

For the Nine Months Ended September 30, 2014 vs. September 30, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $18.9 million to $71.3 million for the nine months ended September 30, 2014 compared to $52.4 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $13.5 million and our Multi-Family Residential Segment of $5.5 million. See “Segment Results of Operations for the Nine Months Ended September 30, 2014 compared to September 30, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $8.4 million to $38.8 million for the nine months ended September 30, 2014 compared to $30.4 million the same period in 2013. The increase consists of approximately $7.2 million and $1.0 million related to our Hospitality Segment and our Multi-Family Residential Segment, respectively. These segments were impacted by the timing of our hotel acquisitions and Gantry Park.

Real estate taxes

Real estate taxes increased by approximately $0.5 million to $4.0 million for the nine months ended September 30, 2014 compared to $3.5 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions and Gantry Park.

General and administrative expenses

General and administrative expenses decreased by approximately $3.6 million to $4.9 million for the nine months ended September 30, 2014 compared to $8.5 million the same period in 2013. The decrease is primarily attributable to lower acquisition related costs during the 2014 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $4.3 million to $12.2 million for the nine months ended September 30, 2014 compared to $7.9 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions and Gantry Park.

Mark to market adjustment on derivative financial instruments

During the nine months ended September 30, 2013, we recorded mark to market adjustments on derivative financial instruments of $3.2 million. The mark to market adjustments during the 2013 period primarily represented the change in the fair values of a collar entered into to protect the value of a portion of our Marco OP Units within a certain specified range through December 2013.

Interest and dividend income

Interest and dividend income increased by approximately $2.9 million to $11.5 million for the nine months ended September 30, 2014 compared to $8.6 million the same period in 2013. The increase was attributable to a special dividend received on our Marco OP Units aggregating approximately $5.7 million and $1.1 million in dividend income from our Preferred Investment partially offset by the loss of $1.7 million of interest income as a result of the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of $1.7 million of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $2.9 million to $14.7 million for the nine months ended September 30, 2014 compared to $11.8 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Loss/(gain) on sale of marketable securities

Loss/(gain) on sale of marketable securities decreased by approximately $12.4 million to $1.4 million for the nine months ended September 30, 2014 compared to $13.8 million the same period in 2013. During the nine months ended September 30, 2013 we recognized a gain on sale of marketable securities of approximately $13.8 million primarily attributable to the sale of 156,000 Marco OP Units.

Gain on disposition of unconsolidated affiliated real estate entities

During the first quarter of 2013, we received an additional $1.2 million related to the 2012 disposition of our ownership interest in GPH resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

During the third quarter of 2014, we received a final distribution of $4.4 million related to certain final true-ups and adjustments pursuant to the terms of the Outlet Centers Transactions, as well as additional consideration for the Livermore Land Parcel and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $0.3 million during the nine months ended September 30, 2014 compared to a loss of $1.7 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on disposition of real estate, net

During the nine months ended September 30, 2014 we recognized a net gain on disposition of real estate of approximately $9.1 million consisting of an approximately $11.5 million gain related to the disposition of the Camden Multi-Family Properties and an approximately $2.4 million loss related to the disposition of Sarasota. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the Nine Months Ended September 30, 2014 compared to September 30, 2013

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$8,498	$8,826	$(328)	-3.7%
NOI	5,274	5,453	(179)	-3.3%
Average Occupancy Rate for period	83.4%	83.4%		0.0%

Revenues and NOI decreased slightly for the nine months ended September 30, 2014 compared to the same period in 2013.

Multi-Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$15,496	$10,014	$5,482	54.7%
NOI	8,633	4,499	4,134	91.9%
Average Occupancy Rate for period	94.9%	95.1%		-0.2%

Revenues increased $5.5 million accompanied by an increase in NOI of $4.1 million while the average occupancy rate remained unchanged for the nine months ended September 30, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$5,673	$5,359	$314	5.9%
NOI	3,473	3,304	169	5.1%
Average Occupancy Rate for period	85.0%	80.6%		4.4%

Revenues and NOI increased slightly for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of the higher average occupancy during the 2014 period.

Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2014	2013	$	%
	(unaudited)
Revenues	$41,634	$28,164	$13,470	47.8%
NOI	10,549	4,879	5,670	116.2%
Average Occupancy Rate for period	67.6%	63.6%		4.0%
Rev PAR	$77.33	$70.02	$7.31	10.4%

The revenues in our Hospitality Segment increased by approximately $13.5 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by $5.7 million for the nine months ended September 30, 2014 compared to the same period in 2013. This increase is primarily attributable to the timing of our hotel acquisitions noted above.

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

We currently have $265.0 million of outstanding mortgage debt, a $19.9 million line of credit and a $19.2 million margin loan. Additionally, we have $10.9 million available to us under our revolving credit facility (the “Revolving Credit Facility”). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2014, our total borrowings of $304.1 million represented 81% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition fees	$23	$897	$82	$2,153
Asset management fees	712	642	2,136	1,901
Property management fees	356	235	1,045	1,090
Development fees and leasing commissions	39	754	444	1,543
Total	$1,130	$2,528	$3,707	$6,687

As of September 30, 2014, we had approximately $59.0 million of cash and cash equivalents on hand and $145.2 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows provided by operating activities	$25,824	$15,153

Cash flows provided by/(used in) investing activities	34,501	(65,686)
Cash flows used in financing activities	(54,175)	(9,585)
Net change in cash and cash equivalents	6,150	(60,118)

Cash and cash equivalents, beginning of the period	52,899	98,805
Cash and cash equivalents, end of the period	$59,049	$38,687

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

Operating activities

Net cash flows provided by operating activities of $25.8 million for the nine months ended September 30, 2014 consists of the following:

•	cash inflows of approximately $21.7 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $4.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities from of $34.5 million for the nine months ended September 30, 2014 consists primarily of the following:

•	purchases of investment property of approximately $9.0 million;

•	final settlement payment for Marco OP Units Collar of $3.5 million;

•	funds released from restricted escrows primarily for the collateral requirement on the collar for our Marco OP Units of approximately $7.1 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street of $21.8 million;

•	proceeds from the sale of Sarasota ($5.3 million) and Camden ($31.8 million);

•	proceeds from the disposition of GPH of approximately $4.4 million

•	net proceeds from the sale and purchase of marketable securities of $10.6 million; and

•	cash inflows of approximately $9.0 million from discontinued operations, consisting primarily of net proceeds from the sale of Crowe’s Crossing.

Financing activities

The net cash used by financing activities of approximately $54.2 million for the nine months ended September 30, 2014 is primarily related to the following:

•	distributions to our common shareholders of $9.2 million

•	redemptions and cancellation of common stock and noncontrolling interests of $5.1 million;

•	distributions to our noncontrolling interests of $2.9 million;

•	net payments on our notes payable of $1.1 million and net proceeds from mortgage financing of $0.7 million;

•	debt principal payments of $31.1 million (primarily the satisfaction of the mortgages for the Camden Multi-Family Properties and Sarasota in connection with their respective dispositions); and

•	cash outflows of approximately $5.8 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of Crowe’s Crossing.

The following summarizes our mortgage indebtedness maturing in the next year and our current intentions:

Our non-recourse mortgage of approximately $51.4 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information. We have no other mortgage indebtedness maturing in the next year.

Preferred Investment

  On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. The Company commenced making contributions during the second quarter of 2014 and as of September 30, 2014, the Preferred Investment had a balance of approximately $21.8 million and is classified as investment in affiliate on the consolidated balance sheet

Distribution Reinvestment Plan and Share Repurchase Program

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2014.

Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Payable	$51,966	$2,414	142,110	$43,465	$25,032	$-	$264,987
Interest Payments[1,2]	2,678	10,663	7,317	1,745	823	-	23,226

Total Contractual Obligations	$54,644	$13,077	$149,427	$45,210	$25,855	$-	$288,213

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of September 30, 2014 was used.
2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have a $45.0 million Revolving Credit Facility that allows us to designate properties as collateral that allow us to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 we borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of September 30, 2014 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

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

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $4.5 million of default interest has been accrued through September 30, 2014 pursuant to the terms of the loan agreement. Default interest of $0.5 million and $1.6 million was accrued for the three and nine months ended September 30, 2014 and default interest of $0.5 million and $1.7 million was accrued and for the three and nine months ended September 30, 2013. As a result, accrued default interest of approximately $4.5 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of September 30, 2014) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this Margin Loan was $19.2 million as of September 30, 2014 and is included in Notes Payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.15% as of September 30, 2014). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $19.9 million as of both September 30, 2014 and is included in Notes Payable on the consolidated balance sheets.

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

The below table illustrates the items deducted from or added to net income in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of noncontrolling interest portions where applicable.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$24,467	$3,021	$26,204	$17,493
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	4,006	3,088	12,195	7,903
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	886	733	2,557	2,093
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	5,210
Gain on disposal of investment property, net	(11,483)	-	(9,129)	(363)
Gain on disposal of unconsolidated affiliated real estate entities	(4,418)	-	(4,418)	(1,200)
Discontinued operations:
Gain on disposal of investment property	-	-	(1,722)	-
Depreciation and amortization of real estate assets	-	361	-	1,012

FFO	13,458	7,203	25,687	32,148
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	29	1,704	136	3,775
Amortization of above or below market leases and liabilities(2)	(75)	(63)	(182)	(223)
Loss/(gain) on debt extinguishment	-	-	112	(3,672)
Accretion of discounts and amortization of premiums on debt investments	-	-	-	(1,057)
Mark-to-market adjustments(3)	(159)	(4,670)	391	(3,160)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
(Loss)/gain on sale of marketable securities	(207)	14	(1,367)	(13,803)

MFFO	13,046	4,188	24,777	14,008
Straight-line rent(5)	$(310)	$(251)	$(332)	$(299)
MFFO - IPA recommended format(6)	$12,736	$3,937	$24,445	$13,709

Net income	$24,467	$3,021	$26,204	$17,493
Less: (income)/loss attributable to noncontrolling interests	(1,342)	46	(1,718)	(1,438)
Net income applicable to company's common shares	$23,125	$3,067	$24,486	$16,055
Net income per common share, basic and diluted	$0.90	$0.11	$0.95	$0.55

FFO	$13,458	$7,203	$25,687	$32,148
Less: FFO attributable to noncontrolling interests	(1,071)	(114)	(2,134)	(1,692)
FFO attributable to company's common shares	$12,387	$7,089	$23,553	$30,456
FFO per common share, basic and diluted	$0.48	$0.26	$0.91	$1.04

MFFO - IPA recommended format	$12,736	$3,937	$24,445	$13,709
Less: MFFO attributable to noncontrolling interests	(1,117)	(54)	(2,272)	(550)
MFFO attributable to company's common shares	$11,619	$3,883	$22,173	$13,159

Weighted average number of common shares outstanding, basic and diluted	25,785	27,395	25,772	29,213

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(530)	$(528)	$(1,572)	$(1,711)
1407 Broadway - Default interest expense(b)	-	-	-	(606)
Special dividend on Marco OP Units(c)	5,685	-	5,685	-
Total before allocations to noncontrolling interests	5,155	(528)	4,113	(2,317)
Allocations to noncontrolling interests	(498)	10	(478)	39
Total after allocations to noncontrolling interests	$4,657	$(518)	$3,635	$(2,278)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represents our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway which was incurred and unpaid during the first quarter of 2013 but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. The waiver of such default interest was reflected in the gain on extinguishment of debt.
(c)	Represent the aggregate special dividend received on our Marco OP Units during the third quarter of 2014.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $6,962 and $4,401 for the three months ended September 30, 2014 and 2013, respectively, and $18,538 and $15,437 for the nine months ended September 30, 2014 and 2013, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2014

FFO attributable to Company’s common shares	$101,442
Distributions	$140,491

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date September 30, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q3 2014	Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared			August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$9,208		$3,100		$3,075		3,033
Distributions reinvested	$4,290		1,452		1,428		1,410
Total Distributions	$13,498		$4,552		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$9,208	68%	$3,100	68%	$3,075	68%	$3,033	68%
Excess cash	$-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	$4,290	32%	1,452	32%	1,428	32%	1,410	32%
Total Sources	$13,498	100%	$4,552	100%	$4,503	100%	$4,443	100%

Cash flows provided by/(used in) operations (GAAP basis)	$25,824		$12,795		$7,543		$5,486

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	383		130		127		126

	Year to Date September 30, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			August 12, 2013		May 10, 2013		March 22, 2013

Date distribution paid			October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$10,445		$3,286		$3,595		$3,564
Distributions reinvested	$4,842		1,532		1,670		1,640
Total Distributions	$15,287		$4,818		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$9,078	59%	$3,286	68%	$3,595	68%	$2,197	42%
Excess cash	$1,367	9%	-	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	$4,842	32%	1,532	32%	1,670	32%	1,640	32%
Total Sources	$15,287	100%	$4,818	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$15,153		$8,046		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	432		137		149		146

Information Regarding Dilution

In connection with the ongoing offering of shares of our common stock under our DRIP, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments and (ii) the funding of distributions from sources other than our cash flow from operations. As of September 30, 2014, our net tangible book value per share was $12.59. The offering price of shares under our DRIP at September 30, 2014 was $11.21.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2014 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2014, we had one interest rate swap and two interest rate caps outstanding with insignificant intrinsic values.

As of September 30, 2014, we held various marketable securities with a fair value of approximately $145.2 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of September 30, 2014, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $14.5 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of September 30, 2014:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$51,966	$2,414	$142,110	$43,465	$25,032	$-	$264,987	$264,160

As of September 30, 2014, approximately $137.1 million, or 45%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of September 30, 2014, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $1.2 million.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$265.0	$264.2	$295.3	$292.8

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

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST, INC.

Date: November 14, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

