Form 10-K
period 2014-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2015-03-31
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2014

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

As of June 30, 2014, the aggregate market value of the common shares held by non-affiliates of the registrant was $257.1 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. On February 26, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.82 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 23, 2015, there were 25.9 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Lightstone REIT’s expectations will be realized.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98% interest as of December 31, 2014 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

We own and manage a diversified (by geographical location and by type and size of property) portfolio of commercial and residential properties located throughout the United States. We have acquired and continue to seek to acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-markets with constraints on the amount of additional property supply. Additionally, we have acquired and will continue to seek to acquire fee interests in lodging properties located near major transportation arteries in urban and suburban areas; multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multifamily properties at a discount to replacement cost.

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. The Unallocated amounts include our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2014, on a collective basis, we (i) wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 12 hospitality properties containing a total of 1,557 rooms and (ii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the properties are located within the United States. As of December 31, 2014, the retail properties, the industrial properties, the multi-family residential properties and the office property were 82%, 80%, 94% and 80% occupied based on a weighted-average basis, respectively. The hospitality properties’ average revenue per available room was $77 and occupancy was 67% for the year ended December 31, 2014.

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

In connection with the POAC/Mill Run Transaction, we recognized a gain on disposition of approximately $142.7 million in the consolidated statements of operations during 2010. We also initially deferred an additional $32.2 million of gain on the consolidated balance sheet consisting of the total of the (i) $1.9 million of Escrowed Cash and (ii) $30.3 million of Restricted Marco OP Units received as part of the Aggregate Consideration Value because realization of these items was subject to final adjustment.  During the third quarter of 2011, we recognized an additional $2.8 million of gain on the POAC/Mill Run Transaction consisting of the full return of the Escrowed Cash, plus interest, to the Company and certain other items.  As a result, the remaining deferred gain reflected on our consolidated balance sheet was $30.3 million as of December 31, 2011, which was subsequently recognized in the first quarter of 2012 in connection with the full release of the Restricted Marco OP Units.

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

In connection with the 2011 Outlet Centers Transaction, the Holding Entities recognized a combined gain on disposition of approximately $63.3 million during the fourth quarter of 2011. Because we accounted for our interests in GPH and LVH under the equity method of accounting, we recognized our pro rata share of the combined gain, or approximately $25.3 million, in our consolidated statements of operations during the fourth quarter of 2011.

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

During the third quarter of 2014, the Company received an additional $4.4 million, related to the final true-ups and adjustments pursuant to the terms of the 2012 Outlet Centers Transactions, including additional consideration for the Livermore Land Parcel. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $4.4 million during the year ended December 31, 2014.

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

During the year ended December 31, 2014, we disposed of Crowe’s Crossing Shopping Center (“Crowe’s Crossing”), a retail shopping center located in Stone Mountain, Georgia. The operating results of Crowe’s Crossing are classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of the Crowe’s Crossing are classified as held for sale in the consolidated balance sheets as of December 31, 2013. We recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the year ended December 31, 2014.

Additionally, during the year ended December 31, 2014, we disposed of an industrial property located in Sarasota, Florida (“Sarasota”) for approximately $5.3 million and recorded a loss on the disposition of real estate of approximately $2.4 million related to this disposition. Also, during the year ended December 31, 2014, we disposed of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) for approximately $32.4 million and recorded a gain on the disposition of real estate of approximately $11.5 million related to this disposition. The dispositions of Sarasota and the Camden Multi-Family Properties did not qualify to be reported as discontinued operations.

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

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run and an aggregate 40.00% membership interest in POAC. The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. As of December 31, 2013, the Common Units and 50,100 Series A Preferred Units, with a liquidation preference of approximately $50.1 million were outstanding. On January 2, 2014, the Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A Preferred Units, at their liquidation preference of approximately $50.1 million.

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

2009 Activity:

In March 2009, way acquired a 25.0% ownership interest in POAC, which had a portfolio of 18 retail outlet malls, GPH and LVH located throughout the United States. In August 2009, we acquired an additional (i) 14.26% ownership interest in Mill Run and (ii) 15.0% ownership interest in POAC. In connection with the closing of the POAC/Mill Run Transaction, we disposed of our ownership interests in Mill Run and POAC in August 2010. In connection with the closing of the 2011Outlet Centers Transaction and the 2012 Outlet Centers Transaction, we disposed of our ownership interests in GPH and LVH.

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

2012 Activity:

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

2013 Activity:

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

2014 Activity:

During 2014, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2014, the Preferred Investment had a balance of approximately $36.6 million.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,135 multifamily units, 1.3 million square feet of office space, 1.6 million square feet of industrial space, 24 hotels and 3.3 million square feet of retail space. These residential, office, industrial and retail properties are located in 20 states.  Based in New York, and supported by regional offices in New Jersey and Maryland, our Sponsor employs approximately 425 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of (i) Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), (ii) Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iii) Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, “Sponsor’s Other Public Programs”), all programs with similar investment objectives as ours.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2014, our total borrowings represented 91% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $332.9 million in outstanding long-term obligations as of December 31, 2014.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our distribution reinvestment program (“DRIP”). We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2014, we have paid aggregate distributions in the amount of $145.0 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during the years ended December 31, 2014, 2013 and 2012 were $18.1 million, $19.8 million and $21.0 million, respectively.

On March 27, 2015, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2015 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2015.

DRIP, Share Repurchase Program and Tender Offers

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2013 we redeemed approximately 2.5 million common shares at an average price per share of $9.21 per share. During 2014, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share.

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

Tender Offer

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

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2014 and 2013, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million, for which we have recorded a full valuation allowance. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31, 2014, our cash flow from operations of approximately $27.9 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31 2013, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $4.8 million, or 22%, of our distributions of approximately $21.9 million declared during such period (consisting of $19.8 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31 2012, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $6.0 million, or 26%, of our distributions of approximately $23.1 million declared during such period (consisting of $21.0 million to stockholders and $2.1 million to Lightstone SLP, LLC). If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse affect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $11.82 per share after allocations to the holder of SLPs as of September 30, 2014. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, upon exercise of options, pursuant to our DRIP or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. We may also issue common stock upon the exercise of the warrants issued and to be issued to participating broker-dealers. Stockholders who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

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

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC, which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, our property managers, our Operating Partnership, and our affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by the advisors to our Sponsor’s Other Public Programs. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Our Sponsor’s Other Public Programs may be engaged in competitive activities.

Our Advisor, property managers and their respective affiliates through activities of our Sponsor’s Other Public Programs may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including our Sponsor’s Other Public Programs may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

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

Title insurance services are being provided by an affiliated party. From time to time, The Lightstone Group purchases title insurance from an agent in which our Sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by The Lightstone Group of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

We may compete with other entities affiliated with our Sponsor for tenants.

Our Sponsor and its affiliates, as well as our Sponsor’s Other Public Programs are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Our Sponsor, its affiliates or our Sponsor’s Other Public Programs may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by our Sponsor and its affiliates. Our Sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the Sponsor, its affiliates and our Sponsor’s Other Public Programs and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Members of our Board of Directors are also on the Board of Directors of our Sponsor’s Other Public Programs

Certain of our directors are also directors of our Sponsor’s Other Public Programs. Accordingly, these directors owe fiduciary duties to those entities and their stockholders. The duties of our directors to those entities may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with those entities for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by our directors’ duties to those entities and their stockholders. In addition, decisions of our Board of Directors regarding the timing of our property sales could be influenced by concerns that the sales would compete with those of those entities.

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

As a result of the effects of the current economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2014, our total borrowings represented 91% of net assets.

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

If stockholders participate in our DRIP, such stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the common stock received.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation. Our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied for the Year Ended December 31, 2014	Annualized Revenues based on rents at December 31, 2014	Annualized Revenues per square foot December 31, 2014

Wholly Owned and Consolidiated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,582	78.5%	$3.8 million	$14.64
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$15.05
DePaul Plaza	Bridgeton, MO	1985	187,090	83.2%	$1.7 million	$11.10

		Retail Total	694,446	81.9%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	72.4%	$2.8 million	$11.35
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	83.5%	$1.9 million	$4.70
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	85.8%	$1.0 million	$6.68

		Industrial Total	1,006,861	80.2%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied for the Year Ended December 31, 2014	Annualized Revenues based on rents at December 31, 2014	Annualized Revenues per unit December 31, 2014
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.3%	$8.1 million	$8,477
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2014	199	91.5%	$7.1 million	$39,029

		Residential Total	1,216	93.8%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended December 31, 2014	Revenue per Available Room through December 31, 2014	Average Daily Rate for the Year Ended December 31, 2014

Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	132,495	56.8%	$65.94	$116.18

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	59.9%	$79.83	$133.36

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	77.3%	$94.89	$122.72

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	72.2%	$71.67	$99.32

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	70.3%	$72.89	$103.65

Holiday Inn Express - Auburn	Auburn, Alabama	2002	29,930	60.3%	$71.65	$118.78

Courtyard - Baton Rouge	Baton Rouge, Lousiana	1997	44,165	68.5%	$71.70	$104.73

Residence Inn - Baton Rouge	Baton Rouge, Lousiana	2000	39,420	62.7%	$66.75	$106.54

Aloft - Rogers	Rogers, Arkansas	2008	47,450	61.2%	$71.79	$117.23

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	30,295	74.7%	$71.77	$96.01

Hampton Inn - Miami	Miami, Florida	1996	45,990	82.1%	$94.89	$115.51

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	84.8%	$107.30	$126.59

		Hospitality Total	568,305	66.9%	$77.33	$114.36

	Location	Year Built	Leasable Square Feet	Percentage Occupied for the Year Ended December 31, 2014	Annualized Revenues based on rents at December 31, 2014	Annualized Revenues per square foot December 31, 2014
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	80.3%	$39.5 million	$44.13

(1) - Sub-lease interest indirectly owned by 1407 Broadway Mezz II, LLC, in which we have an 49.0% ownership interest.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

On December 16, 2014, the court reduced its award to $50 a ruling that both sides have appealed.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe these claims to be without merit and will defend the case vigorously.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 23, 2015, we had approximately 25.9 million common shares outstanding, held by a total of 6,901 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Tender Offer

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

Net Asset Value

On February 26, 2015, our Board of Directors determined and approved our estimated net asset value of approximately $360.9 million and resulting estimated values per share of common stock of (i) $13.74 before allocations to an affiliate of our sponsor, The Lightstone Group, LLC, as holder of subordinated profits interests in our Operating Partnership (“SLPs”) and (ii) $11.82 after allocations to the holder of SLPs, both as of September 30, 2014. As of the date of this filing, although our Board of Directors has not approved and we have not sought stockholder approval to adopt a formal plan of liquidation of the Company, certain distributions may be payable to the holder of the SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated value per common share on both a “before” and “after” hypothetical liquidation event basis. The “after” hypothetical liquidation event basis reflects an estimate of the distributions which would be payable upon our liquidation to the holder of the SLPs. Additionally, we believe there have been no material changes between September 30, 2014 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2014, other than those already reflected in the valuation and disclosed herein. We are providing these estimated values per share of common stock to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”) and to assist plan fiduciaries in their requirement to determine the fair market value of plan assets.

Process and Methodology

In connection with such determination, we utilized valuation methodologies that we believe are standard and acceptable in the real estate industry for the types of assets and liabilities held by us. As part of our valuation process, we also engaged Robert A. Stanger & Co., Inc. (“Stanger”), an independent third party investment banking, valuation and appraisal firm, to estimate the “as is” market value of our real estate properties as of September 30, 2014 and to render an opinion as to the reasonableness of our valuation methodology and valuation conclusions for those non-real estate assets and liabilities included on our consolidated balance sheet as of September 30, 2014 and to review our calculations of the resulting net asset values per common share. Stanger was not engaged to determine or opine on our net asset values per common share.

In forming their conclusion of the value of our real estate investments as of September 30, 2014, Stanger was subject to various limitations, and the scope of their work included reviews of:

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

In forming their conclusion for the 35 real estate properties in which we held ownership interests as of September 30, 2014, Stanger performed appraisals on six of our real estate properties and an excess land parcel at one of our real estate properties. With respect to the other 29 real estate properties not appraised by Stanger, they reviewed the reasonableness of and relied upon a third-party appraisal for two properties and 12 real estate properties were valued based on sales contracts entered into subsequent to September 30, 2014 and the remaining 15 real estate properties were valued based on certain other information provided by us.

Stanger concluded that our resulting “as is” market value for our real estate properties as of September 30, 2014 and our non-real estate assets and liabilities included in our consolidated balance sheet as of September 30, 2014, along with our corresponding valuation methodologies and assumptions were appropriate and reasonable and that the resulting net asset values per common share were appropriate and reasonable. Stanger was not engaged to determine or opine on our net asset values per common share.

Stanger has acted as a valuation advisor to us in connection with this assignment. The compensation paid to Stanger in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Stanger. Stanger has rendered valuation advisory services to us in the past for which it received usual and customary compensation. Stanger may be engaged to provide financial advisory services to us, our sponsor, or its or our affiliates in the future.

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

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated values per share of common stock, and these differences could be significant. The estimated values per share of common stock are not audited and do not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the holder of SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated value per share of common stock both “before” and “after” estimated allocations to the holder of SLPs assuming a hypothetical liquidation event. Our estimated value per common share “before” allocations to the holders of SLPs is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated value per common share “after” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities less the estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated values per share of common stock do not reflect a discount for the fact we are externally managed, nor do they reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated values per share of common stock do not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. The value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated values per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated values per share of common stock on at least an annual basis, but are not required to do so more frequently than every 18 months.

The table below sets forth the calculation of our estimated net asset value and resulting estimated values per share of common stock both “before” and “after” estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event as of September 30, 2014, as well as the comparable calculations as of September 30, 2013 and 2012, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2014		As of September 30, 2013		As of September 30, 2012
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$426,754	$16.24	$434,281	$16.68	$402,230	$13.21
Non-Real Estate Assets:
Cash and cash equivalents	56,908		38,224		21,426
Investment in Affilate	21,837		-		-
Marketable equity securities	138,984		138,491		156,658
Restricted escrows	12,926		39,521		47,878
Mortgage loans receivable	5,212		5,341		22,741
Other assets	8,896		13,802		9,637
Net asets held for disposition	-		9,521		-
Total non-real estate assets	244,763	9.32	244,900	9.41	258,340	8.49
Total Assets	671,517	25.56	679,181	26.09	660,570	21.70
Liabilities:
Mortgage notes payable	(246,233)		(278,518)		(212,043)
Notes payable	(39,113)		(41,783)		(39,047)
Other liabilities	(24,629)		(48,080)		(43,371)
Total liabilities	(309,975)	(11.80)	(368,381)	(14.15)	(294,461)	(9.67)
Non-Controlling Interests	(617)	(0.02)	(3,744)	(0.14)	(6,820)	(0.23)
Net Asset Value before Allocations to the Holder of SLPs	$360,925	$13.74	$307,056	$11.80	$359,289	$11.80

Net Asset Value after Allocations to the Holder of SLPs(1)	$310,470	$11.82	$272,029	$10.45	$321,840	$10.57

Shares of Common Stock Outstanding(2)	26,274		26,030		30,446

Notes:

(1)	These estimated net asset values and resulting values per share of common stock reflect the estimated distributions which would be payable upon our liquidation to the holder of SLPs, assuming a hypothetical liquidation event at the indicated valuation date and amount.
(2)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Our goal in calculating our estimated net asset value is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have both consolidated and unconsolidated investments in real estate properties, which consist of operating properties and properties which are under development (collectively, the “Real Estate Properties”). As of September 30, 2014, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of three retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, five multi-family residential properties containing a total of 1,216 units, and twelve hospitality properties containing a total of 1,557 rooms. Additionally, as of September 30, 2014, we held a 49.0% ownership interest in one office property containing a total of approximately 1.1 million square feet of office space which we account for under the equity method of accounting.

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

As of September 30, 2014, our ownership interests in our Real Estate Properties were valued at $426.8 million, including among others, (i) 11 limited service hotels (collectively, the “Hotel Portfolio”), which were valued at $121.9 million, net of estimated transaction costs, (ii) the Gulf Coast Industrial Portfolio, comprised of 14 industrial properties located in New Orleans, Louisiana, San Antonio, Texas and Baton Rouge, Louisiana, which was valued at $51.4 million, (iii) Oakview Plaza, a retail property located in Omaha, Nebraska, which was valued at $26.5 million and (iv) our 49.0% non-managing membership interest in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which we account for under the equity method of accounting, which was valued at $13.6 million, net of estimated transaction costs.

On January 19, 2015, our Board of Directors provided approval for us to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our sponsor, which would acquire our ownership interests in up to 11 of the limited services hotels contained in the Hotel Portfolio for aggregate consideration of $122.4 million, plus closing and other third party transaction costs, contingent upon certain lender approvals. On January 29, 2015, we entered into an agreement to form the Joint Venture with Lightstone II whereby we and Lightstone II have 2.5% and 97.5% membership interests, respectively. Lightstone II is the managing member of the Joint Venture. On January 29, 2015 and February 11, 2015, in a series of transactions, we completed the transfer of our ownership interests in an aggregate of seven limited services hotels contained in the Hotel Portfolio into the Joint Venture pursuant to the terms of various contribution agreements. We currently expect to transfer our ownership interests in the remaining four limited services hotels contained in the Hotel Portfolio to the Joint Venture during the second quarter of 2015; however, such transfer remains contingent upon certain lender approvals. Accordingly, the Hotel Portfolio’s estimated fair value was based on the aggregate consideration less estimated closing and other third party transaction costs.

Our valuations for the Gulf Coast Industrial Portfolio and Oakview Plaza were deemed equivalent to their respective non-recourse mortgage indebtedness because we believe their outstanding mortgage indebtedness either exceeds or approximates their estimated fair values.

As of September 30, 2014, our membership interest in 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located in New York, New York, was valued at $13.6 million compared to our carrying value of $9.1 million. On February 19, 2015, 1407 Broadway entered into an agreement amongst various parties pursuant to which it will sell its leasehold interest to an unrelated third party for aggregate consideration of $150.0 million. Accordingly, the valuation of our ownership interest in 1407 Broadway is based on the estimated net proceeds we expect to receive in connection with the closing of the transaction, which reflects the repayment of $126.0 million of outstanding mortgage indebtedness, estimated closing costs and the anticipated distribution of 1407 Broadway’s remaining net non-real estate assets.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our Real Estate Properties, excluding (i) the Hotel Portfolio, (ii) the Gulf Coast Industrial Portfolio, (iii) Oakview Plaza and (iv) 1407 Broadway, as of September 30, 2014:

Weighted- Average Basis
Exit capitalization rate	6.6%
Discount rate	8.8%
Annual market rent growth rate	2.8%
Annual net operating income growth rate	3.7%
Holding period (in years)	10.0

While we believe that our assumptions are reasonable, a change in these assumptions would impact the calculations of the estimated value of our Real Estate Properties. Assuming all other factors remain unchanged, a decrease in the exit capitalization rates of 25 basis points would increase the value of our Real Estate Properties by approximately $5.8 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our Real Estate Properties by approximately $5.3 million. Similarly, a decrease in the discount rates of 25 basis points would increase the value of our Real Estate Properties by approximately $4.4million and an increase in the discount rates of 25 basis points would decrease the value of our Real Estate Properties by approximately $4.4 million.

As of September 30, 2014, the aggregate estimated value of our Real Estate Properties was approximately $426.8 million and the aggregate cost of our Real Estate Properties was approximately $387.7 million, including $31.3 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through September 30, 2014, results in an estimated overall increase in the real estate value of 10.1%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investment in Affiliate: During 2014, the Company has entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $45.0 million to an affiliate of its sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument (the “Preferred Investment)” that entitles the Company to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. The estimated value of our Preferred Investment of $21.8 million as of September 30, 2014 approximates its carrying value based on market rates for similar instruments.

Marketable Securities: The estimated values of our marketable securities are primarily based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Certain of our marketable equity securities were disposed of subsequent to September 30, 2014. Because the net proceeds received at the dates of disposition were $1.6 million in excess of the value for those marketable equity securities as of September 30, 2014, our valuation as of September 30, 2014 has been adjusted to reflect the actual net proceeds received.

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

Other Assets: Our other assets consist of tenant accounts receivable and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 3.20% to 9.97%.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan and revolving line of credit, approximates their carrying values because of their short maturities.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to our sponsor, tenant allowances and deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective Real Estate Properties or financial instruments.

Other Noncontrolling Interests: Our other noncontrolling interests consist of accrued distributions on common units and SLPs.

Limitations of Estimated Values per Share of Common Stock

As mentioned above, we are providing these estimated values per share of common stock (i) to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations which require them to include a valuation per share of common stock in their customer account statements pursuant to NASD Conduct Rule 2340, and (ii) to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. The current fair values of our shares of common stock may be higher or lower than these valuations. There currently is no public market for our shares of common stock and we do not expect one to develop. We currently have no plans to list our shares of common stock on a national securities exchange or over-the-counter market, or to include our shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of our shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a stockholder to liquidate an investment in shares of our common stock. During the period January 1, 2009 through September 30, 2014, we purchased shares of our common stock through our share redemption program and pursuant to our issuer tender offers of $9.80 and $10.60 per share of common stock, dated October 3, 2011 and May 1, 2013, respectively. In addition, we previously issued shares of our common stock through our DRIP, which on January 19, 2015 was suspended by our Board of Directors with an effective date of April 15, 2015.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated values per share of common stock, which could be significantly different from the estimated values per share of common stock determined by our Board of Directors. The estimated values per share of common stock determined by our Board of Directors do not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated values per share of common stock are not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at either estimated value;

•	a stockholder would ultimately realize distributions per share of common stock equal to either estimated value per share of common stock upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at either estimated value per share of common stock on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with either estimated value per share of common stock; or
•	the methodology used to estimate our values per share of common stock would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the holder of SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated value per share of common stock both “before” and “after” estimated allocations to the holder of SLPs assuming a hypothetical liquidation event. Our estimated value per common share “before” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated value per common share “after” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities less the estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated values per share of common stock do not reflect a discount for the fact we are externally managed, nor do they reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated values per share of common stock do not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. The value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated values per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated values per share of common stock on at least an annual basis, but are not required to do so more frequently than every 18 months.

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

From our inception through December 31, 2013 we redeemed approximately 2.5 million common shares at an average price per share of $9.21 per share. During 2014, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our DRIP. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2014, we have paid aggregate distribution in the amount of $145.0 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total dividends declared during the years ended December 31, 2014, 2013 and 2012 were $18.1 million, $19.8 million and $21.0 million, respectively.

The following tables (amounts in thousands) provide a summary of the quarterly distributions declared and the source of distributions for the periods indicated:

	Year Ended December 31, 2014		Three Months Ended December 31, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
		Percentage of Distributions	Q4 2014	Percentage of Distributions	Q3 2014	Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Distribution period:
Date distribution declared			November 14, 2014		August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			January 15, 2015		October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$12,321		$3,113		$3,100		$3,075		$3,033
Distributions reinvested	5,743		1,453		1,452		1,428		1,410
Total Distributions	$18,064		$4,566		$4,552		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$12,321	68%	$2,123	46%	$3,100	68%	$3,075	68%	$3,033	68%
Cash other than cash flows provided by operations	-	0%	990	22%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	5,743	32%	1,453	32%	1,452	32%	1,428	32%	1,410	32%
Total Sources	$18,064	100%	$4,566	100%	$4,552	100%	$4,503	100%	$4,443	100%

Cash flows provided by/(used in) operations (GAAP basis)	$27,947		$2,123		$12,795		$7,543		$5,486

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	513		130		130		127		126

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
		Percentage of Distributions	Q4 2013	Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Distribution period:
Date distribution declared			November 14, 2013		August 12, 2013		May 10, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$13,521		$3,076		$3,286		$3,595		$3,564
Distributions reinvested	6,268		1,426		1,532		1,670		1,640
Total Distributions	$19,789		$4,502		$4,818		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$13,521	68%	$1,956	43%	$3,286	68%	$3,595	68%	$2,197	42%
Cash other than cash flows provided by operations	-	0%	1,120	25%	-	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	6,268	32%	1,426	32%	1,532	32%	1,670	32%	1,640	32%
Total Sources	$19,789	100%	$4,502	100%	$4,818	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,109		$1,956		$8,046		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	559		127		137		149		146

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Distribution period:
Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$14,238		$3,633		$3,604		$3,547		$3,454
Distributions reinvested	6,788		1,671		1,685		1,678		1,754
Total Distributions	$21,026		$5,304		$5,289		$5,225		$5,208

Source of distributions:
Cash flows provided by operations	$14,238	68%	$2,270	43%	$3,604	68%	$3,547	68%	$3,454	66%
Cash other than cash flows provided by operations	-	0%	1,363	26%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	6,788	32%	1,671	31%	1,685	32%	1,678	32%	1,754	34%
Total Sources	$21,026	100%	$5,304	100%	$5,289	100%	$5,225	100%	$5,208	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,071		$2,270		$4,675		$4,866		$5,260

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	671		165		167		166		173

On March 27, 2015, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2015 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business each day during the quarter, which is payable on April 15, 2015.

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

(In Thousands, Except Per Share Amounts)	2014	2013	2012	2011	2010

Operating Data:
Revenues	$93,496	$73,562	$47,190	$40,030	$28,409

Gain on dispostion of unconsolidated affiliated real estate entities	4,418	1,200	120,607	28,109	142,693

Income/(loss) from investments in affiliated real estate entities	821	(1,524)	728	(184)	(12,096)

Net income from continuing operations	20,518	13,037	117,495	8,356	123,375
Net income/(loss) from discontinued operations	1,687	3,265	2,451	(247)	18,566
Net income	22,205	16,302	119,946	8,109	141,941
Less: net income attributable to noncontrolling interests	(1,329)	(1,388)	(11,625)	(2,509)	(12,010)
Net income applicable to Company's common shares	$20,876	$14,914	$108,321	$5,600	$129,931

Basic and diluted net income/(loss) per Company's common share
Continuing operations	$0.74	$0.41	$3.54	$0.19	$3.51
Discontinued operations	0.07	0.12	0.08	(0.01)	0.58
Basic and diluted net income per Company's common shares	$0.81	$0.53	$3.62	$0.18	$4.09

Distributions declared for Company's common shares	$18,064	$19,789	$21,026	$22,160	$23,086
Weighted average common shares outstanding-basic and diluted	25,795	28,310	29,941	31,648	31,755
Balance Sheet Data:
Total assets	$673,839	$677,761	$719,640	$564,356	$517,458
Mortgages payable	294,345	295,278	197,832	199,532	175,140
Liabilities held for sale	-	6,113	18,790	25,500	21,074
Company's stockholder's equity	280,333	268,755	344,499	226,541	244,031

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$28,971	$31,730	$598	$(2,338)	$32,420

1)	For more information about FFO and MFFO, including a reconciliation to our GAAP net income for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2014, we continue to comply with the requirements for maintaining our REIT status.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2006 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2014 and 2013, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Property Acquisitions and Dispositions

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

In July 2014 we disposed of Sarasota and in September 2014, we disposed of the Camden Multi-Family Properties. These dispositions did not qualify to be reported as discontinued operations.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $19.9 million to $93.5 million for the year ended December 31, 2014 compared to $73.6 million for the same period in 2013. The increase primarily reflects higher revenues in our Hospitality Segment of $15.0 million and our Multi-Family Residential Segment of $5.2 million. See “Segment Results of Operations for the year ended December 31, 2014 compared to December 31, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $8.1 million to $51.1 million for the year ended December 31, 2014 compared to $43.0 million the same period in 2013. The increase consists of approximately $7.1 million and $1.0 million related to our Hospitality Segment and our Multi-Family Residential Segment, respectively. These segments were impacted by the timing of our hotel acquisitions and Gantry Park.

Real estate taxes

Real estate taxes increased by approximately $0.5 million to $5.2 million for the year ended December 31, 2014 compared to $4.7 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions and Gantry Park.

General and administrative expenses

General and administrative expenses decreased by approximately $3.4 million to $7.1 million for the year ended December 31, 2014 compared to $10.5 million the same period in 2013. The decrease is primarily attributable to lower acquisition related costs during the 2014 period.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $4.5 million to $16.3 million for the year ended December 31, 2014 compared to $11.8 million the same period in 2013. The increase was primarily due to the timing of our hotel acquisitions and Gantry Park.

Interest and dividend income

Interest and dividend income increased by approximately $3.8 million to $14.0 million for the year ended December 31, 2014 compared to $10.2 million the same period in 2013. The increase was attributable to a special dividend received on our Marco OP Units aggregating approximately $5.7 million and $1.9 million in dividend income from our Preferred Investment partially offset by the loss of $1.7 million of interest income as a result of the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of $1.7 million of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $2.5 million to $19.4 million for the year ended year ended December 31, 2014 compared to $16.9 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

Gain/(loss) on sale of marketable securities

We had a gain on sale of marketable securities of approximately $1.4 million for the year ended December 31, 2014 compared to $14.1 million for the same period in 2013. During the year ended December 31, 2013 we recognized a gain on sale of marketable securities of approximately $13.8 million primarily attributable to the sale of 156,000 Marco OP Units.

Gain on disposition of unconsolidated affiliated real estate entities

During the first quarter of 2013, we received an additional $1.2 million related to the 2012 disposition of our ownership interest in GPH resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

During the third quarter of 2014, we received a final distribution of $4.4 million related to certain final true-ups and adjustments pursuant to the terms of the 2012 Outlet Centers Transaction, including additional consideration for the Livermore Land Parcel and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $0.8 million during the year ended December 31, 2014 compared to a loss of $1.5 million during the same period in 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Impairment loss on long-lived assets

The impairment loss on long-lived assets of $4.5 million during the year ended December 31, 2014 represents an impairment charge within our Hospitality Segment recorded in connection with the Baton Rouge Hotel Portfolio. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

Gain on disposition of real estate, net

During the year ended December 31, 2014 we recognized a net gain on disposition of real estate of approximately $9.1 million consisting of an approximately $11.5 million gain related to the disposition of the Camden Multi-Family Properties and an approximately $2.4 million loss related to the disposition of Sarasota. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

Segment Results of Operations for the Year Ended December 31, 2014 compared to December 31, 2013

Retail Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%

Revenues	$11,412	$11,808	$(396)	-3.4%
NOI	6,816	7,238	(422)	-5.8%
Average Occupancy Rate for period	83.0%	83.8%		-0.8%

The following table represents lease expirations for the Retail Segment as of December 31, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	11	72,358	974,760	13.8%	13.2%
2016	14	59,528	820,529	11.4%	11.1%
2017	5	10,854	167,495	2.1%	2.3%
2018	10	78,021	1,370,660	14.9%	18.6%
2019	17	74,989	1,460,383	14.3%	19.8%
2020	6	148,581	1,415,411	28.4%	19.2%
2021	2	18,764	254,032	3.6%	3.4%
2022	1	4,800	-	0.9%	0.0%
2023	1	28,000	479,920	5.4%	6.5%
2024	1	1,163	48,846	0.2%	0.7%
Thereafter	1	26,121	381,367	5.0%	5.2%
	69	523,179	7,373,403	100.0%	100.0%

Revenues and NOI decreased slightly for the year ended December 31, 2014 compared to the same period in 2013. This decrease can be attributed to lower average occupancy for the period.

Multi-Family Residential Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%

Revenues	$19,774	$14,599	$5,175	35.4%
NOI	11,281	6,784	4,497	66.3%
Average Occupancy Rate for period	94.7%	94.0%		0.7%

Revenues increased $5.2 million accompanied by an increase in NOI of $4.5 million while the average occupancy rate remained increased slightly for the year ended December 31 , 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%

Revenues	$7,398	$7,267	$131	1.8%
NOI	4,513	4,304	209	4.9%
Average Occupancy Rate for period	82.1%	80.8%		1.3%

The following table represents lease expirations for our Industrial Segment as of December 31, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	36	361,367.00	1,334,395.00	44.8%	32.2%
2016	32	208,760.00	1,248,610.00	25.9%	30.1%
2017	20	99,906.00	618,295.00	12.4%	14.9%
2018	11	76,025.00	770,054.00	9.4%	18.6%
2019	3	20,448.00	78,135.00	2.5%	1.9%
2020	3	40,516.00	94,240.00	5.0%	2.3%
Thereafter	-	-	-	-	-
	105	807,022	4,143,729	100.0%	100.0%

Revenues and NOI increased slightly for the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of the higher average occupancy during the 2014 period.

Hospitality Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%

Revenues	$54,912	$39,888	$15,024	37.7%
NOI	13,684	6,866	6,818	99.3%
Average Occupancy Rate for period	66.9%	62.2%		4.7%
Rev PAR	$76.48	$68.31	$8.17	12.0%

The revenues in our Hospitality Segment increased by approximately $15.0 million for the year ended December 31, 2014 compared to the same period in 2013. The increase is primarily attributable to the timing of our hotel acquisitions noted above.

NOI in our Hospitality Segment increased by $6.8 million for the year ended December 31, 2014 compared to the same period in 2013. This increase is also primarily attributable to the timing of our hotel acquisitions noted above.

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

Multi- Family Residential Segment

	For the Years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%

Revenues	$14,599	$12,680	$1,919	15.1%
NOI	6,784	5,806	978	16.8%
Average Occupancy Rate for period	94.0%	94.2%		-0.2%

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

Industrial Segment

	For the Years ended December 31,		Variance Increase/(Decrease)
	2013	2012	$	%

Revenues	$7,267	$7,214	$53	0.7%
NOI	4,304	3,979	325	8.2%
Average Occupancy Rate for period	80.8%	77.8%		3.0%

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

We expect to meet our short-term liquidity requirements generally through working capital and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $294.3 million of outstanding mortgage debt, a $19.9 million line of credit and a $18.7 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2014, our total borrowings represented 91% of net assets.

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

In addition to meeting working capital needs and distributions to our stockholders, our capital resources are used to make certain payments to our Advisor and our Property Manager, including payments related to asset acquisition fees and asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Acquisition fees	$204	$2,172	$1,177
Asset management fees	2,913	2,608	2,366
Property management fees	1,350	1,391	1,458
Development fees and leasing commissions	552	2,495	545
Total	$5,019	$8,666	$5,546

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2014, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2014, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash flows provided by operating activities	$27,947	$17,109	$17,071
Cash flows provided by/(used in) investing activities	15,792	(47,447)	43,271
Cash flows (used in)/provided by financing activities	(42,109)	(15,568)	6,938
Net change in cash and cash equivalents	1,630	(45,906)	67,280
Cash and cash equivalents, beginning of the year	52,899	98,805	31,525
Cash and cash equivalents, end of the year	$54,529	$52,899	$98,805

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

Operating activities

Net cash flows provided by operating activities of $27.9 million for the year ended December 31, 2014 consists of the following:

•	cash inflows of approximately $26.2 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $1.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities from of $15.8 million for the year ended December 31, 2014 consists primarily of the following:

•	purchases of investment property of approximately $14.3 million;

•	final settlement payment for Marco OP Units Collar of $3.5 million;

•	funds released from restricted escrows primarily for the collateral requirement on the collar for our Marco OP Units of approximately $7.7 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street of $36.6 million;

•	proceeds from the sale of Sarasota ($5.3 million) and Camden ($32.4 million);

•	proceeds related to the 2012 Outlet Centers Transaction, including additional consideration for the Livermore Land Parcel of approximately $4.4 million

•	net proceeds from the sale and purchase of marketable securities of $11.5 million; and

•	cash inflows of approximately $9.0 million from discontinued operations, consisting primarily of net proceeds from the sale of Crowe’s Crossing.

Financing activities

The net cash used by financing activities of approximately $42.1 million for the year ended December 31, 2014 is primarily related to the following:

•	distributions to our common shareholders of $12.3 million

•	redemptions and cancellation of common stock and noncontrolling interests of $5.6 million;

•	distributions to our noncontrolling interests of $15.1 million;

•	net payments on our notes payable of $1.6 million and net proceeds from mortgage financing of $74.3 million;

•	debt principal payments of $76.2 million (primarily the satisfaction of the mortgages for the Camden Multi-Family Properties and Sarasota in connection with their respective dispositions); and

•	cash outflows of approximately $5.8 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of Crowe’s Crossing.

The following summarizes our indebtedness maturing in 2015 and our current intentions:

Gulf Coast Industrial Portfolio

Our non-recourse mortgage of approximately $51.1 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2014.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total

Mortgage Payable	$53,556	$97,792	$43,465	$26,191	$1,213	$72,128	$294,345
Interest Payments [1,2]	12,527	9,345	5,132	4,184	3,306	15,563	50,057

Total Contractual Obligations	$66,083	$107,137	$48,597	$30,375	$4,519	$87,691	$344,402

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2014 was used.

2)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The aggregate amount outstanding on both the margin loan and line of credit was $38.6 million as of December 31, 2014, and is due on demand.

We have a $45.0 million Revolving Credit Facility that allows the Company to designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Hotel Portfolio. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. The outstanding balance of the Revolving Credit Facility was $34.1 million as of December 31, 2014 and the remaining amount available under the Revolving Credit Facility was $10.9 million.

During the second quarter of 2012, we commenced construction of Gantry Park, a residential project. On September 28, 2012 we entered into the Gantry Park Construction Loan providing up to $51.0 million to fund the costs of development and construction. During the fourth quarter of 2013, we substantially completed the construction of Gantry Park and placed its associated assets into service. On November 19, 2014, we entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of December 1, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park. A portion of the proceeds from Gantry Park Mortgage Loan were used to repay the Gantry Park Construction Loan in full.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $2.1 million, $2.2 million and $0.7 million of default interest was accrued during the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $5.0 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2014 and 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position

Preferred Investment

During 2014, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2014, the Preferred Investment had a balance of approximately $36.6 million.

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

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release does not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units and Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, are no longer entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at a annual rate of 4.00%, no longer accrue interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

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

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$22,205	$16,302	$119,946
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	16,250	11,810	8,465
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	3,435	2,838	3,140
Impairment loss on long-lived assets	4,456	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	5,210	(3,697)
Bargain purchase gain	-	-	(4,800)
Gain on disposal of investment property	(9,114)	(363)	-
Gain on disposal of unconsolidated affiliated real estate entities	(4,418)	(1,200)	(120,607)
Discontinued operations:
Depreciation and amortization of real estate assets	-	1,073	1,521
Gain on disposal of investment property	(1,722)	(2,021)	(2,098)
FFO	31,092	33,649	1,870
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	314	3,944	1,838
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(257)	(303)	(420)
Loss/(gain) on debt extinguishment	479	(3,672)	-
Mark to market adjustments (3)	645	(664)	13,485
Amortization of discount on debt investment	-	(1,057)	(2,228)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
(Gain)/loss on sale of marketable securities	(1,445)	(14,124)	339

MFFO	30,828	17,773	14,884
Straight-line rent (5)	(482)	(423)	(471)
MFFO - IPA recommended format (6)	$30,346	$17,350	$14,413

Net income	$22,205	$16,302	$119,946
Less: income attributable to noncontrolling interests	(1,329)	(1,388)	(11,625)
Net income applicable to company's common shares	$20,876	$14,914	$108,321
Net income per common share, basic and diluted	$0.81	$0.53	$3.62

FFO	$31,092	$33,649	$1,870
Less: FFO attributable to noncontrolling interests	(2,121)	(1,919)	(1,272)
FFO attributable to company's common shares	$28,971	$31,730	$598
FFO per common share, basic and diluted	$1.12	$1.12	$0.02

MFFO - IPA recommended format	$30,346	$17,350	$14,413
Less: MFFO attributable to noncontrolling interests	(2,848)	(715)	(1,249)
MFFO attributable to company's common shares	$27,498	$16,635	$13,164

Weighted average number of common shares outstanding, basic and diluted	25,795	28,310	29,941

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Year Ended December 31,
	2014	2013	2012
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(2,096)	$(2,242)	$(715)
1407 Broadway - Default interest expense(b)	-	(606)	(3,065)
Special dividend on Marco OP Units(c)	5,685	-	-
Total before allocations to noncontrolling interests	3,589	(2,848)	(3,780)
Allocations to noncontrolling interests	(607)	(50)	(62)
Total after allocations to noncontrolling interests	$2,982	$(2,898)	$(3,842)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represents our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway which was incurred and unpaid during the first quarter of 2013 but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. The waiver of such default interest was reflected in the gain on extinguishment of debt.
(c)	Represent the aggregate special dividend received on our Marco OP Units during the third quarter of 2014.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $24.5 million, $19.5 million and $17.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2014

FFO	$106,860
Distributions Paid	$145,043

For the year ended December 31, 2014, we paid distributions of $18.0 million, including $12.3 million of distributions paid in cash and $5.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2014 was $29.0 million and cash flow from operations was $27.9 million. For the year ended December 31, 2013, we paid distributions of $20.6 million, including $14.1 million of distributions paid in cash and $6.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $31.7 million and cash flow from operations was $17.1 million. See the reconciliation of FFO to net income above.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2014, cumulative SLP Unit distributions declared were $15.0 million, of which $14.5 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2014, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 15 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our DRIP and excess cash other than operating cash flow.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2014, we had two interest rate swaps with insignificant intrinsic values.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2014, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $15.5 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$53,556	97,792	43,465	26,191	1,213	72,128	$294,345	$295,248

As of December 31, 2014, approximately $92.2 million, or 28%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.7 million.

The estimated fair value (in millions) of our debt is summarized as follows:

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$294.3	$295.2	$295.3	$292.8

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2014, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2015

PART II. CONTINUED:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2014	As of December 31, 2013

Assets

Net investment property	$380,357	$414,209

Investment in unconsolidated affiliated real estate entity	9,846	9,496
Investment in affiliate	36,637	-
Cash and cash equivalents	54,529	52,899
Marketable securities, available for sale	154,818	146,383
Restricted escrows	11,879	20,145
Tenant accounts receivable (net of allowance for doubtful accounts of $327 and $194, respectively)	2,902	3,366
Mortgage receivable	5,179	5,310
Intangible assets, net	1,714	1,964
Prepaid expenses and other assets	15,978	16,280
Assets held for sale	-	7,709

Total Assets	$673,839	$677,761

Liabilities and Stockholders' Equity
Mortgages payable	$294,345	$295,278
Notes payable	38,582	40,186
Accounts payable, accrued expenses and other liabilities	15,195	18,381
Due to sponsor	802	973
Tenant allowances and deposits payable	2,386	1,777
Distributions payable	4,566	4,525
Deferred rental income	1,167	1,414
Acquired below market lease intangibles, net	793	989
Liabilities held for sale	-	6,113

Total Liabilities	357,836	369,636

Commitments and contingencies (See Note 20)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,850 and 25,635 shares issued and outstanding, respectively	258	256
Additional paid-in-capital	204,022	211,447
Accumulated other comprehensive income	50,671	34,050
Accumulated surplus	25,814	23,002

Total Company's stockholders' equity	280,765	268,755

Noncontrolling interests	35,238	39,370

Total Stockholders' Equity	316,003	308,125

Total Liabilities and Stockholders' Equity	$673,839	$677,761

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012

Revenues:
Rental income	$77,338	$59,021	$34,176
Tenant recovery income	4,709	5,123	5,150
Other service income	11,449	9,418	7,864

Total revenues	93,496	73,562	47,190

Expenses:
Property operating expenses	51,068	42,947	25,367
Real estate taxes	5,218	4,749	3,766
Impairment loss on long-lived assets	4,456	-	-
General and administrative costs	7,101	10,544	7,882
Depreciation and amortization	16,250	11,810	8,465

Total operating expenses	84,093	70,050	45,480

Operating income	9,403	3,512	1,710

Mark to market adjustment on derivative financial instruments	(240)	444	(13,485)
Interest and dividend income	13,975	10,248	14,509
Interest expense	(19,408)	(16,857)	(12,677)
Gain on disposition of unconsolidated affiliated real estate entities	4,418	1,200	120,607
Gain on disposition of real estate, net	9,114	363	-
Bargain purchase gain	-	-	4,800
Gain/(loss) on sale of marketable securities	1,445	14,124	(339)
Income/(loss) from investments in unconsolidated affiliated real estate entities	821	(1,524)	728
Other income, net	990	1,527	1,642

Net income from continuing operations	20,518	13,037	117,495
Net income from discontinued operations	1,687	3,265	2,451

Net income	22,205	16,302	119,946
Less: net income attributable to noncontrolling interests	(1,329)	(1,388)	(11,625)

Net income attributable to common shares	$20,876	$14,914	$108,321

Basic and diluted earnings per common share:
Continuing operations	$0.74	$0.41	$3.54
Discontinued operations	0.07	0.12	0.08
Net earnings per common share	$0.81	$0.53	$3.62

Weighted average number of common shares outstanding, basic and diluted	25,795	28,310	29,941

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$22,205	$16,302	$119,946

Other comprehensive income/(loss):
Unrealized gain/(loss) on available for sale securities	18,948	(6,239)	30,101
Reclassification adjustment for (loss)/gain included in net income	(468)	(11,164)	36

Other comprehensive income/(loss)	18,480	(17,403)	30,137

Comprehensive income/(loss)	40,685	(1,101)	150,083

Less: Comprehensive income attributable to noncontrolling interests	(3,188)	(142)	(13,659)

Comprehensive income/(loss) attributable to the Company's common shares	$37,497	$(1,243)	$136,424

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Surplus/ (Deficit)	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2011	29,747	297	263,558	22,104	(59,418)	35,773	262,314
Net income	-		-	-	108,321	11,625	119,946
Other comprehensive income			-	28,103	-	2,034	30,137

Distributions declared	-		-	-	(21,026)	-	(21,026)
Distributions paid to noncontrolling interests	-		-	-	-	(15,141)	(15,141)
Contributions received from noncontrolling interests	-		-	-	-	8,561	8,561
Redemption and cancellation of shares	(396)	(4)	(3,615)	-	-	-	(3,619)
Shares issued from distribution reinvestment program	698	7	6,937	-	-	-	6,944
Acquisition of noncontrolling interest in a subsidiary	-	-	(765)	-	-	(2,195)	(2,960)
BALANCE, December 31, 2012	30,049	300	266,115	50,207	27,877	40,657	385,156

Net income	-	-	-	-	14,914	1,388	16,302
							-
Other comprehensive loss	-	-	-	(16,157)	-	(1,246)	(17,403)
Distributions declared	-	-	-	-	(19,789)	-	(19,789)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,789)	(8,789)
Contributions received from noncontrolling interests	-	-	-	-	-	885	885
Redemption and cancellation of shares and noncontrolling interests	(5,008)	(50)	(61,152)	-	-	6,475	(54,727)
Shares issued from distribution reinvestment program	594	6	6,484	-	-	-	6,490
BALANCE, December 31, 2013	25,635	256	211,447	34,050	23,002	39,370	308,125
Net income	-	-	-	-	20,876	1,329	22,205
Other comprehensive income	-	-	-	16,621	-	1,859	18,480
Distributions declared	-	-	-	-	(18,064)	-	(18,064)
Distributions paid to noncontrolling interests	-	-	-	-	-	(15,082)	(15,082)
Contributions received from noncontrolling interests	-	-	-	-	-	215	215
Redemption and cancellation of shares and noncontrolling interests	(297)	(3)	(13,159)	-	-	7,547	(5,615)
Shares issued from distribution reinvestment program	512	5	5,734	-	-	-	5,739
BALANCE, December 31, 2014	25,850	258	204,022	50,671	25,814	35,238	316,003

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,205	$16,302	$119,946
Less net income - discontinued operations	1,687	3,265	2,451
Net income - continuing operations	20,518	13,037	117,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,250	11,810	8,465
(Gain)/loss on sale of marketable securities available for sale	(1,445)	(14,124)	339
Gain on disposition of unconsolidated affiliated real estate entities	(4,418)	(1,200)	(120,607)
Gain on disposition of real estate	(9,114)	(363)	-
Loss on debt extinguishment	367	-	-
Bargain purchase gain	-	-	(4,800)
Impairment of long lived assets and loss on disposal	4,456	-	-
Mark to market adjustment on derivative financial instruments	240	(444)	13,485
Amortization of discount on mortgage receivable	-	(1,057)	(2,228)
(Income)/loss from investments in unconsolidated affiliated real estate entities	(821)	1,524	(728)
Other non-cash adjustments	121	(3)	148
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	155	3,073	313
Decrease/(increase) in tenant accounts receivable	178	(1,112)	(650)
Increase/(decrease) in tenant allowance and deposits payable	141	726	(49)
Increase in accounts payable and accrued expenses	1,626	2,712	3,634
(Decrease)/increase in due to Sponsor	(171)	(48)	54
(Decrease)/increase in deferred rental income	(247)	570	(80)
Net cash provided by operating activities - continuing operations	27,836	15,101	14,791
Net cash provided by operating activities - discontinued operations	111	2,008	2,280
Net cash provided by operating activities	27,947	17,109	17,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(14,285)	(121,851)	(52,621)
Purchase of marketable securities available for sale	(21,635)	(12,068)	(12,170)
Proceeds from sale of marketable securities available for sale	33,125	48,836	22,050
Settlement of derivative financial instrument	(3,543)	(20,362)	-
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	4,418	1,200	89,953
Collections on mortgage receivable	131	19,623	114
Deposits for purchase of real estate, net of refunds	(50)	2,200	200
Contributions to investment in unconsolidated affiliated real estate entity	-	(12,639)	(180)
Investment in affiliate	(36,637)	-	-
Purchase of noncontrolling interest in a subsidiary	-	-	(560)
Payments on loans due to affiliates	-	(2,340)	(60)
Distribution from investments in unconsolidated affiliated real estate entities	470	1,186	178
Release/(funding) of restricted escrows	7,740	22,453	(10,325)
Proceeds from sale of investment property	37,051	-	-
Net cash provided by/(used in) investing activities - continuing operations	6,785	(73,762)	36,579
Net cash provided by investing activities - discontinued operations	9,007	26,315	6,692
Net cash provided by/(used in) investing activities	15,792	(47,447)	43,271
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	75,278	100,236	12,000
Mortgage payments	(76,211)	(2,790)	(13,700)
Payment of loan fees and expenses	(971)	(1,277)	(2,616)
(Repayment)/proceeds from notes payable	(1,604)	(23,107)	42,893
Redemption and cancellation of common shares	(5,615)	(54,727)	(3,619)
Contributions received from noncontrolling interests	215	885	8,561
Distributions paid to noncontrolling interests	(15,082)	(8,789)	(15,141)
Distributions paid to Company's stockholders	(12,284)	(14,079)	(14,335)
Net cash (used in)/provided by financing activities - continuing operations	(36,274)	(3,648)	14,043
Net cash used in financing activities - discontinued operations	(5,835)	(11,920)	(7,105)
Net cash (used in)/provided by financing activities	(42,109)	(15,568)	6,938

Net change in cash and cash equivalents	1,630	(45,906)	67,280
Cash and cash equivalents, beginning of year	52,899	98,805	31,525
Cash and cash equivalents, end of year	$54,529	$52,899	$98,805

See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), Lightstone REIT as the general partner, held a 98% interest as of December 31, 2014 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

As of December 31, 2014, on a collective basis, the Company (i) wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 12 hotel hospitality properties containing a total of 1,557 rooms and (ii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of December 31, 2014, the retail properties, the industrial properties, the multi-family residential properties and the office property were 82%, 80%, 94% and 80% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“RevPAR”) was $77 and occupancy was 67% for the year ended December 31, 2014.

Discontinued Operations

On January 22, 2014, the Company disposed of Crowe’s Crossing Shopping Center, (“Crowe’s Crossing”) a retail shopping center located in Stone Mountain, Georgia. The operating results of Crowe’s Crossing, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing are classified as held for sale in the consolidated balance sheet as of December 31, 2013.

During the year ended December 31, 2013, the Company disposed of two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and a retail shopping center (“Everson Pointe”) located in Snellville, Georgia. The operating results of the Houston Extended Stay Hotels and Everson Pointe, through their respective dates of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

In connection with the Company’s initial public offering, through March 2009 Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit.

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company (“Arbor JRM”), Arbor National CJ, LLC, a New York limited liability company (“Arbor CJ”), Prime Holdings LLC, a Delaware limited liability company (“AR Prime”) TRAC Central Jersey LLC, a Delaware limited liability company (“TRAC”), Central Jersey Holdings II, LLC, a New York limited liability company (“Central Jersey”) and JT Prime LLC, a Delaware limited liability company (“JT Prime”), in exchange for an aggregate 36.8% membership interest in Mill Run, LLC (“Mill Run”) and an aggregate 40.0% membership interest in Prime Outlets Acquisition Company (“POAC”). The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. As of December 31, 2013, the Common Units and 50,100 Series A Preferred Units, with a liquidation preference of approximately $50.1 million, were outstanding. On January 2, 2014, the Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A Preferred Units, at their liquidation preference of approximately $50.1 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2014, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Cash paid for interest	$16,810	$15,632	$11,310

Distributions declared	$18,064	$19,789	$21,026

Value of shares issued from distribution reinvestment program	$5,739	$6,490	$6,944

Non cash purchase of investment property	$776	$1,035	$7,904

Issuance of note payable to an affiliate in exchange for remaining interest in CP Boston Joint Venture	$-	$-	$2,400

Satisfaction of Promissory Note in exchange for Courtyard - Parsippany	$-	$-	$9,300

Marketable equity securities received in connection with disposal of investment in unconsolidated affiliated real estate entities	$-	$-	$16,082

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tenant Accounts Receivable

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Additionally, if the disposal group represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results then the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows, respectively, for all periods presented, if the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and the Company will not have any significant continuing involvement in the operations of the disposal group after disposal.

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

Deferred Costs

The Company capitalizes initial direct costs associated with financing and leasing activities. The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated using the effective interest method over the term of the loan. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2006 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2014, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2014. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2014, the Company had no material uncertain income tax. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$294.3	$295.2	$295.3	$292.8

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

Stock-Based Compensation

The Company has a stock-based incentive award plan for the independent directors of its Board. Awards are granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2014, 2013 and 2012, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Dilutive income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises was anti-dilutive and, therefore, dilutive net income per share is equivalent to basic net income per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

3. Property Acquisitions

The Company did not have any significant property acquisitions during the year ended December 31, 2014. The following is summary of the Company’s significant property acquisitions during the years ended December 31, 2013 and 2012.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

For the Years Ended December 31, 2014, 2013 and 2012

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On July 30, 2012 the Company completed the foreclosure of the Promissory Note and took title to the Courtyard - Parsippany, including a $1.0 million furniture, fixtures and equipment reserve escrow held by Marriott International, Inc. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $14.1 million exceeded the book value of the Promissory Note of $9.3 million, resulting in the recognition of a bargain purchase gain of approximately $4.8 million in the consolidated statements of operations during the third quarter of 2012. The Company believes it was able to acquire this property for less than its fair value pursuant to a foreclosure as the Company had previously purchased the associated mortgage indebtedness, which was in default, from the lender.

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

LVP CP Boston Holdings, LLC

On February 20, 2012, the Company completed the acquisition of the remaining 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture in which the Company previously had an 80.0% ownership interest and consolidates, from Lightstone REIT II with an effective date of January 1, 2012. As a result, the Company now owns 100.0% of the CP Boston Joint Venture, which previously acquired a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts on March 21, 2011. The CP Boston Property was rebranded to a DoubleTree Suites by Hilton during 2012 and now is referred to as the “DoubleTree – Danvers”..

As a result, the Company now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company paid $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT II Note”). The Lightstone REIT II Note required monthly payments of interest and during the year ended December 31, 2013 and 2012, the Company incurred $0.1 million and $0.2 million of interest expense, respectively, on the Lightstone REIT II Note. During 2013 the Company repaid the Lightstone REIT II Note in full. In connection with the transaction, the difference between the book value of the 20.0% non-controlling interest previously owned by Lightstone REIT II and the purchase price was recorded as a deduction from paid in capital of approximately $0.8 million.

4.	Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

POAC/Mill Run Transaction

On December 8, 2009, the Company, its Operating Partnership and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company and a wholly-owned subsidiary of the Company (collectively, the “LVP Parties”) entered into a definitive agreement (“the “Contribution Agreement”) with Simon Property Group, Inc. (“Simon Inc.”) and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of the Company’s portfolio of retail properties at that time to Simon including the (i) St. Augustine Outlet Center, which is wholly owned, (ii) a 40.0% aggregate interest in its investment in POAC, which included 18 operating outlet center properties (the “POAC Properties”), Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH”) and (iii) a 36.8% aggregate interest in its investment in Mill Run, which includes two operating outlet center properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of St. Augustine, GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction”.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Because the Company was required to indemnify Simon for any liabilities and obligations that should arise under certain tax protection agreements through March 1, 2012, the Company was initially required to place 367,778 of the Marco OP Units (the “Escrowed Marco OP Units”) into an escrow account. On March 1, 2012, the Escrowed Units were fully released and the Company recognized a previously deferred gain on disposition of approximately $30.3 million in its consolidated statements of operations during the year ended December 31, 2012.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Pursuant to the terms of the Final Agreement, the aggregate net consideration received at closing was subject to various true-ups and adjustments as discussed below.

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

During the third quarter of 2014, the Company received an additional $4.4 million, related to the final true-ups and adjustments pursuant to the terms of the 2012 Outlet Centers Transactions, including additional consideration for the Livermore Land Parcel. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $4.4 million during the year ended December 31, 2014.

5. Investments in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investments in unconsolidated affiliated real estate entity is as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

			As of
Real Estate Entity	Date Acquired	Ownership %	December 31, 2014	December 31, 2013
1407 Broadway Mezz II LLC ("1407 Broadway")	January 4, 2007	49.0%	$9,846	$9,496
Total Investments in unconsolidated affiliated real estate entity			$9,846	$9,496

1407 Broadway Mezz II LLC

As of December 31, 2014, the Company has a 49.0% ownership in 1407 Broadway Mezz II LLC (“1407 Broadway”), which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York.

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

On March 11, 2013, 1407 Broadway completed a restructuring of its outstanding non-recourse mortgage note payable with a then outstanding principal balance of approximately $127.3 million with Swedbank AB. In connection with the restructuring, 1407 Broadway made a principal pay down of approximately $1.3 million, bringing the new loan balance to $126.0 million, and extended the maturity of the loan to January 12, 2023. Additionally, during the year ended December 31, 2013, 1407 Broadway’s members made capital contributions aggregating $16.1 million, of which $13.5 million was initially placed into a capital reserve account with the lender pursuant to the terms of the restructuring. As a result of the Company’s capital contributions which totaled $12.1 million, it commenced recording equity earnings in the first quarter of 2013. The Company’s equity earnings for the year ended December 31, 2013 include (i) an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.3 million of earnings representing its pro rata share of 1407 Broadway’s net income for year ended December 31, 2013. Additionally, during the year ended December 31, 2014 and 2013, the Company received distributions from 1407 Broadway aggregating $0.5 million and $1.2 million.

On February 19, 2015, 1407 Broadway entered into an agreement amongst various parties pursuant to which it will sell its sub-leasehold interest in a ground lease to an office building located in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs, is expected to be approximately $13.6 million. The transaction is expected to close during the second quarter of 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Total revenue	$41,159	$37,737	$36,714

Property operating expenses	29,608	28,797	28,163
Depreciation and amortization	7,011	5,792	5,725
Operating income	4,540	3,148	2,826

Gain on debt extinguishment	-	7,494	-

Interest expense and other, net	(3,266)	(3,495)	(10,371)

Net income/(loss)	$1,274	$7,147	$(7,545)

Company's share of net earnings (49%)*	$821	$(1,524)	$-

* The Company's share of earnings for the year ended December 31, 2013 includes an adjustment of $5,210 for previously unrecorded losses through December 31, 2012.

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	December 31, 2014	December 31, 2013

Real estate, at cost (net)	$121,304	$114,188
Intangible assets	28	249
Cash and restricted cash	8,951	18,437
Other assets	22,673	19,969

Total assets	$152,956	$152,843

Mortgage payable	$126,000	$126,000
Other liabilities	13,342	14,503
Member capital	13,614	12,340

Total liabilities and members' capital	$152,956	$152,843

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

GPH Financial Information

The following table represents the unaudited condensed income statement for GPH for the periods indicated:

For the Period January 1, 2012 to December, 17, 2012

Total revenue	$-

Operating income	-

Other income, net	1,150

Gain on disposition of unconsolidated affiliated entity	77,058

Net income	$78,208

Company's share of net income (40%)	$31,283

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

LVH Financial Information

The following table represents the unaudited condensed income statement for LVH for the periods indicated:

For the Period January 1, 2012 to December, 17, 2012

Other income, net	$669

Gain on disposition of unconsolidated affiliated entity	149,286

Net income	$149,955

Company's share of net income (40%)	$59,982

6.	Preferred Investment

On March 7, 2014, the Company entered into an agreement with an entity in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, pursuant to which it committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of December 31, 2014, the Preferred Investment had a balance of approximately $36.6 million and is classified as investment in affiliate on the consolidated balance sheet.  During the year ended December 31, 2014, the Company recorded approximately $1.9 million of dividend income related to the Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Receivable

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, LVP Rego Park, LLC (the “Rego Park Joint Venture”), in which the Company and Lightstone REIT II had 90.0% and 10.0% ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from an unaffiliated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash. Beginning on April 12, 2011, the Company consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for the ownership interest of Lightstone REIT II as a noncontrolling interest. The Second Mortgage Loan was recorded in mortgages receivable on the consolidated balance sheet.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full. During the years ended December 31, 2013 and 2012, $1.1 million and $2.2 million, respectively, of the discount was amortized into interest income.

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

During the years ended December 31, 2014, 2013 and 2012, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $0.5 million, $1.2 million and $2.2 million of interest income, respectively, from its Mortgages Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.      Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2014	December 31, 2013

Investment property:
Land and improvements	$87,811	$94,157
Building and improvements	305,322	325,564
Furniture and fixtures	30,801	26,265
Construction in progress	2,417	4,899

Gross investment property	426,351	450,885
Less accumulated depreciation	(45,994)	(36,676)
Net investment property	$380,357	$414,209

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2014	December 31, 2013

Accounts payable and accrued expenses	$7,234	$10,389
Accrued real estate taxes	1,495	1,136
Accrued interest payable	850	1,360
Accrued default interest payable	5,052	2,956
Fair value of derivative financial instruments	84	43
Other liabilities	480	2,497
	$15,195	$18,381

9. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$367	$-	$1,772
Marco OP Units and Marco II OP Units	51,970	55,872	-	107,842
Corporate Bonds and Preferred Equities	40,705	898	(955)	40,648
Mortgage Backed Securities ("MBS")	4,832	-	(276)	4,556
Total	$98,912	$57,137	$(1,231)	$154,818

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of Simon OP Units. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon Stock. During the year ended December 31, 2014, the Company received a special dividend on its Marco OP Units aggregating approximately $5.7 million, which is included in interest and dividend income on the consolidated statement of operations.

During the year ended December 31, 2013, the Company sold 156,000 Marco OP units with a cost basis of approximately $13.6 million for gross proceeds of approximately $27.5 million and realized a gain of approximately $13.9 million, which is included in gain/(loss) on sale of marketable securities, for the year ended December 31, 2013 on the consolidated statements of operations and the Company exchanged 69,691 Marco II OP Units for 69,691 shares of Simon Stock.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the years ended December 31, 2014 and 2013 the Company realized approximately $1.4 million and $0.2 million of gross gains, respectively, and for the year ended December 31, 2012, $0.3 million of gross losses, related to sales of securities and early redemptions of MBS by the security issuer.  At their respective dates of acquisition, the maturities of the Company’s MBS generally ranged from 27 year to 30 years.

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any impairment charges. As of December 31, 2014, the Company does not consider any of its investments to be other-than-temporarily impaired.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.02% as of December 31, 2014) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan is $18.7 million and $20.3 million as of December 31, 2014 and 2013, respectively and included in Notes Payable on our consolidated balance sheets. Interest expense on the Margin Loan was $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Line of Credit

On September 14, 2012, the Company entered into a non revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.17% as of December 31, 2014). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The amount outstanding under this Line of Credit is $19.9 million as of both December 31, 2014 and 2013 and included in Notes Payable on the consolidated balance sheets. Interest expense on the Line of Credit was $0.6 million, $0.7 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The hedges were classified as fair value hedges and recorded on the consolidated balance sheet as an asset (in prepaid expenses and other assets) or a liability (in accounts payable and accrued expenses) with changes in the fair value of the hedges reported as a gain or loss in mark to market adjustment on derivative financial instruments within the consolidated statement of operations. During December of 2013 the Company settled the hedges with Morgan Stanley for approximately $23.9 million. At the time of settlement the Company’s cash collateral balance was approximately $27.8 million. For the years ended December 31, 2013 and 2012 gains/(losses) of $0.3 million and $(13.4) million, respectively, were recorded in mark to market adjustment on derivative financial instruments in the consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,772	$-	$-	$1,772
Marco OP and OP II Units	-	107,842	-	107,842
Corporate Bonds and Preferred Equities	-	40,648	-	40,648
MBS	-	4,556	-	4,556
Total	$1,772	$153,046	$-	$154,818

	Fair Value Measurement Using
As of December 31, 2013	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,614	$-	$-	$10,614
Marco OP and OP II Units	-	89,706	-	89,706
Corporate Bonds and Preferred Equities	-	38,944	-	38,944
MBS	-	7,119	-	7,119
Total	$10,614	$135,769	$-	$146,383

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

10. Dispositions

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

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. The Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the year ended December 31, 2014.

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As disclosed in Note 2, during the second quarter of 2014 the Company adopted an accounting standards update that provided new guidance on the requirements for reporting a discontinued operation. As a result, the dispositions of Sarasota and the Camden Multi-Family Properties did not qualify to be reported as discontinued operations.

The following summary presents the associated assets and liabilities classified as held for sale in the consolidated balance sheets for Crowes Crossing as of December 31, 2013:

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

	For the Years Ended December 31,
	2014	2013	2012
Revenue	$58	$6,396	$6,070

Expenses:
Property operating expenses	23	2,583	2,570
Real estate taxes	7	492	383
General and administrative costs	(2)	26	60
Depreciation and amortization	-	1,073	1,521
Total operating expenses	28	4,174	4,534

Operating income	30	2,222	1,536

Other income	-	16	135
Interest expense	(19)	(994)	(1,318)
Gain on disposition of real estate	1,676	2,021	2,098

Net income from discontinued operations	$1,687	$3,265	$2,451

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2014	Maturity Date	Amount Due at Maturity	December 31, 2014	December 31, 2013

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$39,012	$39,555

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,425	26,814

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,142	51,142	51,902

Camden Multi-Family Properties (two individual loans) *	-	-	-	-	-	26,718

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,364	24,824

Gantry Park	Libor + 3.50%	-	-	-	-	43,540

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	-

DePaul Plaza	Libor + 3.00%	3.16%	September 2017	11,147	11,746	11,964

Courtyard - Parsippany	Libor + 3.50%	3.66%	August 2018	7,126	7,784	7,947

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,198	6,325

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,796	5,990

Promissory Note (cross-collateralized by three hotels)	4.94%	4.94%	August 2018	14,008	15,301	15,622

Revolving Credit Facility (cross-collateralized by five hotels)	Libor + 4.95%	5.17%	May 2016	34,077	34,077	34,077

Total mortgages payable		5.89%		$279,640	$294,345	$295,278

Libor as of both December 31, 2014 and 2013 was 0.17%. Our loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2014:

2015	2016	2017	2018	2019	Thereafter	Total
$53,556	$97,792	$43,465	$26,191	$1,213	$72,128	$294,345

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $11.7 million and $11.5 million were held in restricted escrow accounts as of December 31, 2014 and 2013, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Gantry Park Loans

During 2011, the Company initially participated in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), a joint venture in which the Company has a 59.2% ownership interest and consolidates, which purchased land located at 50-01 2nd Street in Long Island City, Queens, New York on August 18, 2011 for the proposed development of a residential project to be called Gantry Park.

On September 28, 2012, 50-01 2nd Street Associates, LLC (the “2nd Street Owner”), a wholly owned subsidiary of the 2nd Street Joint Venture, entered into a construction loan (the “Gantry Park Construction Loan”) with CIBC, Inc. (“CIBC”) which provided up to $51.0 million of financings for Gantry Park.

The Gantry Construction Loan bore interest at a floating rate of Libor plus 3.50% and was scheduled to mature on September 30, 2016. The Gantry Park Construction Loan was collateralized by Gantry Park and was guaranteed by the Company and its Sponsor.  During the years ended December 31, 2013 and 2012, interests costs capitalized during the development and construction of Gantry Park were approximately $0.5 million and $0.3 million, respectively.

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of December 1, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park. A portion of the proceeds from Gantry Park Mortgage Loan were used to repay the Gantry Park Construction Loan in full.

Revolving Credit Facility

On April 18, 2013, the Company entered into a $45.0 million Revolving Credit Facility with GE Capital Franchise Finance. The Revolving Credit Facility bears interest at Libor plus 4.95% (5.12% as of December 31, 2014) and provides a line of credit over the next three years, with two, one-year options to extend. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 60.0% loan-to-value ratio of the properties. The initial loan of $14.2 million under the Revolving Credit Facility was secured by the Courtyard - Willoughby, the Fairfield Inn - Des Moines and the SpringHill Suites - Des Moines. During the third quarter of 2013 the Company borrowed an additional $19.9 million under the Revolving Credit Facility and pledged the Florida Hotel Portfolio as additional collateral under the Revolving Credit Facility. As of December 31, 2014, the remaining amount available under the Revolving Credit Facility was $10.9 million.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $2.1 million, $2.2 million and $0.7 million of default interest was accrued during the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $5.0 million and $2.9 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2014 and 2013, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

12. Distributions Payable

On November 14, 2014, the Board declared a distribution for the three-month period ending December 31, 2014. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2014 distribution was paid in full on January 15, 2015 using a combination of cash ($3.1 million) and shares ($1.5 million) which represents 0.1 million shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (“DRIP”), at a price of $10.12 per share.

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

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2014 and 2013, the Company had no outstanding preferred shares.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Through January 19, 2014, the Company’s stockholders had the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012. As of December 31, 2014, approximately 7.3 million shares remain available for issuance under our DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. During 2012, we redeemed approximately 0.4 million common shares at an average price per share of $9.05 per share. During 2013, we redeemed approximately 0.3 million common shares at an average price per share of $9.19 per share. During 2014, we redeemed approximately 0.3 million common shares at an average price per share of $9.91 per share.

Tender Offer

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2014, options to purchase 75,000 shares of stock were outstanding, 54,000 were fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.56 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2014, 2013 and 2012. Through December 31, 2014, there were no forfeitures related to stock options previously granted.

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

14. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests (see below) and (iii) certain interests in consolidated subsidiaries. The units include SLP Units, limited partner units, Series A Preferred Units (see below) and Common Units. The noncontrolling interests in consolidated subsidiaries include or included ownership interests in PRO (see below), the CP Boston Joint Venture (see Note 3), the Rego Park Joint Venture (see Note 7) and the 2nd Street Joint Venture (see below).

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership. Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release does not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units and Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, were no longer entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at a annual rate of 4.00%, no longer accrued interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

On January 2, 2014, the Operating Partnership redeemed the remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining Contributing Parties Loans aggregating approximately $47.4 million in full.

Distributions

During the years ended December 31, 2014, 2013 and 2012, the Company paid distributions to noncontrolling interests of $15.1 million, $8.8 million and $15.1 million, respectively. The 2012 distributions to noncontrolling interests include distributions of approximately $6.5 million as discussed in the Noncontrolling Interest of Subsidiary within the Operating Partnerships section below. As of December 31, 2014 and 2013, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2015) and $0.6 million (paid on January 15, 2014), respectively.

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

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate the 2nd Street Owner.  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer approximately 15.8% of its membership interest to the Sponsor and other affiliates effective upon obtaining the Gantry Park Construction Loan (see Note 11 for additional information) for Gantry Park. The Gantry Park Construction Loan closed and the Sponsor and other affiliates subsequently reimbursed the Operating Partnership approximately $4.3 million. As of December 31, 2014, the Operating Partnership owned an approximately 59.2% managing membership interest in the 2nd Street Joint Venture and the Sponsor and other affiliates owned an aggregate 40.8% non-managing membership interest.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interests of the Sponsor and other affiliates as noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of December 1, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park. A portion of the proceeds from Gantry Park Mortgage Loan were used to repay the Gantry Park Construction Loan in full and to make a distribution of approximately $11.5 million to the Sponsor and other affiliates for their respective share of the remaining proceeds.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

During each of the years ended December 31, 2014, 2013 and 2012, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2014, cumulative distributions declared were $15.0 million, of which $14.5 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2014, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Operating Stage
Distributions	Amount of Distribution

7% stockholder Return Threshold	Once a cumulative non-compounded return of 7% per year return on their net investment is realized by stockholders, Lightstone SLP, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Lightstone REIT’s assets.

12% Stockholder Return Threshold	Once a cumulative non-compounded return of 12% per year is realized by stockholders on their net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After the 12% return threshold is realized by stockholders and Lightstone SLP, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The Company, pursuant to the related party arrangements described above, has recorded the following amounts in operating expenses, except for development fees and leasing commissions which were capitalized, for the years indicated:

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Acquisition fees	$204	$2,172	$1,177
Asset management fees	2,913	2,608	2,366
Property management fees	1,350	1,391	1,458
Development fees and leasing commissions	552	2,495	545
Total	$5,019	$8,666	$5,546

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

See Notes 4, 5, and 14 for other related party transactions.

16. Impairment of long-lived assets

The impairment of long lived assets during the year ended December 31, 2014 consists of a fourth quarter impairment charge of approximately $4.5 million within our Hospitality Segment associated with the Baton Rouge Hotel Portfolio.

As a result of the expected disposition of the Baton Rouge Hotel Portfolio (See Note 21), the Company recorded an aggregate impairment charge of $4.5 million consisting of the excess carrying value of the asset over its estimated fair value as determined by sales price (which was determined by an independent appraisal) of the assets less estimated selling costs. There were no indicators of impairment on this property prior to the expected disposition.

17. Future Minimum Rentals

As of December 31, 2014, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$11,711	$9,131	$7,417	$5,907	$3,741	$5,429	$43,336

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

18. Segment Information

The Company currently operates in four business segments as of December 31, 2014: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2014, 2013 and 2012 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2014, 2013 and 2012. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2014
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,412	$19,774	$7,398	$54,912	$-	$93,496

Property operating expenses	3,427	6,732	2,114	38,793	2	51,068
Real estate taxes	1,150	1,456	761	1,851	-	5,218
General and administrative costs	19	305	10	584	6,183	7,101

Net operating income/(loss)	6,816	11,281	4,513	13,684	(6,185)	30,109

Depreciation and amortization	4,034	3,684	1,773	6,759	-	16,250
Impairment of long lived assets and loss on disposal	-	-	-	4,456	-	4,456

Operating income/(loss)	$2,782	$7,597	$2,740	$2,469	(6,185)	$9,403

Total purchase of investment property	$2,545	$2,112	$899	$8,729	$-	$14,285

As of December 31, 2014:
Total Assets	$105,343	$127,116	$50,635	$147,572	$243,173	$673,839

	For the Year Ended December 31, 2013
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,808	$14,599	$7,267	$39,888	$-	$73,562

Property operating expenses	3,204	6,323	2,098	31,316	6	42,947
Real estate taxes	1,327	1,145	821	1,456	-	4,749
General and administrative costs	39	347	44	250	9,864	10,544

Net operating income/(loss)	7,238	6,784	4,304	6,866	(9,870)	15,322

Depreciation and amortization	3,928	2,465	2,016	3,401	-	11,810

Operating income/(loss)	$3,310	$4,319	$2,288	$3,465	(9,870)	$3,512

Total purchase of investment property	$365	$38,656	$1,177	$81,653	$-	$121,851

As of December 31, 2013:
Total Assets	$114,817	$145,582	$59,937	$150,923	$206,502	$677,761

	For the Year Ended December 31, 2012
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$12,349	$12,680	$7,214	$14,947	$-	$47,190

Property operating expenses	3,295	5,400	2,250	14,458	(36)	25,367
Real estate taxes	1,284	1,280	659	543	-	3,766
General and administrative costs	43	194	326	205	7,114	7,882

Net operating income/(loss)	7,727	5,806	3,979	(259)	(7,078)	10,175

Depreciation and amortization	4,321	1,669	1,876	599	-	8,465

Operating income/(loss)	$3,406	$4,137	$2,103	$(858)	$(7,078)	$1,710

Total purchases of investment property	$(60)	$17,358	$(105)	$19,662	$15,766	$52,621

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated (The data presented below excludes Crowe’s Crossing, the Houston Extended Stay Hotels, Everson Pointe and Brazos Crossing due to their classification as discontinued operations (see Note 1):

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$93,496	$22,195	$24,674	$24,427	$22,200

Net income/(loss) from continuing operation	20,518	(4,066)	24,467	(325)	442
Net income from discontinued operations	1,687	67	-	-	1,620
Net income/(loss)	22,205	(3,999)	24,467	(325)	2,062

Less income attributable to noncontrolling interest	(1,329)	389	(1,342)	(224)	(152)
Net income/(loss) applicable to Company's common shares	20,876	(3,610)	23,125	(549)	1,910

Basic and diluted net income/(loss) per Company's share:
Continuing operations	0.74	(0.15)	0.90	(0.02)	0.01
Discontinued operations	0.07	0.01	-	-	0.06
Net income/(loss) per common share, basic and diluted	$0.81	$(0.14)	$0.90	$(0.02)	$0.07

a)        Net income for the year ended December 31, 2014 includes a impairment on longed lived assets recorded in the 4th quarter of 2014 in connection with the Baton Rogue Hotel Portfolio. (See Note 16)

	2013
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$73,562	$21,199	$19,899	$17,797	$14,667

Net income/(loss) from continuing operation	13,037	(3,668)	2,736	15,849	(1,880)
Net income from discontinued operations	3,265	2,477	285	378	125
Net income/(loss)	16,302	(1,191)	3,021	16,227	(1,755)

Less (income)/loss attributable to noncontrolling interest	(1,388)	50	46	(1,221)	(263)
Net income/(loss) applicable to Company's common shares	14,914	(1,141)	3,067	15,006	(2,018)

Basic and diluted net income/(loss) per Company's share:
Continuing operations	0.41	(0.14)	0.10	0.49	(0.07)
Discontinued operations	0.12	0.10	0.01	0.01	-

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

For the Years Ended December 31, 2014, 2013 and 2012

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

On December 16, 2014, the court reduced its award to $50 a ruling that both sides have appealed.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe these claims to be without merit and will defend the case vigorously.

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Protection Agreements

In connection with the contribution of the certain ownership interests (the “Mill Run Interest”) in Mill Run and certain ownership interests (the “POAC Interest”) in POAC, our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors were deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors were subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covered income taxes, interest and penalties and was required to be made on a "grossed up" basis that effectively would have resulted in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, was estimated to be approximately $95.7 million. The POAC/Mill Run Tax Protection Agreements expired on June 26, 2013. In connection with the partial redemption of Series A Preferred Units and the partial repayment of notes receivable from noncontrolling interests completed on September 30, 2013, any potential liability to the Company under the POAC/Mill Run Tax Protection Agreements was fully released. See Note 14 for additional information.

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

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On December 9, 2011 and December 4, 2012, the Holding Entities completed the disposition of their ownership interests in the Grand Prairie Outlet Center, the Livermore Valley Outlet Center and the Livermore Land Parcel (collectively, the “Outlet Centers Transactions”) to Simon. In connection with the closing of the Outlet Centers Transactions, the Holdings Entities, the Company, the Operating Partnership, PRO and the Sponsor’s Affiliates (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

21. Subsequent Events

Disposition of limited service hotels

On January 19, 2015, the Board of Directors of the Company provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor and for the Joint Venture to acquire the Company’s membership interest in 11 limited service hotels for approximately $122.4 million, plus closing and other third party transaction costs, contingent upon lender approval.  As of December 31, 2014, the 11 limited service hotels were encumbered by approximately $67.2 million in debt. The amount of consideration that the Company will receive for its contribution was determined based on independent third-party appraisals.

On January 29, 2015 the Company, through its operating partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required.

On January 29, 2015, the Company through a wholly owned subsidiary of Lightstone Value Plus REIT LP, completed the disposition of its memberships interests in a portfolio of five limited service hotels (the “Hotel Portfolio”) for approximately $64.6 million, excluding transaction costs, or approximately $30.5 million, net of $34.1 million of debt which was repaid as part of the transaction, pursuant to five separate contribution agreements entered into with Lightstone II through the Joint Venture. The Hotel Portfolio represents five of the 11 limited service hotels to be acquired by the Joint Venture previously approved by the Board of Directors. The limited service hotels included in the Hotel Portfolio are as follows:

·	Courtyard - Willoughby
·	Fairfield Inn - Des Moines
·	SpringHill Suites - Des Moines
·	Hampton Inn - Miami

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

·	Hampton Inn & Suites - Fort Lauderdale

The Revolving Credit Facility was paid off upon completion of the disposition of the Hotel Portfolio.

On February 11, 2015, the Company, through a wholly owned subsidiary of its operating partnership, completed the disposition of its membership interest in the Courtyard – Parsippany and its 90% membership interest in the Residence Inn - Baton Rouge for approximately $23.4 million, excluding transaction costs, or approximately $12.2 million, net of $11.2 million of debt which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to two separate contribution agreements, each dated as of February 11, 2015, entered into with Lightstone II through the Joint Venture.

The two transactions completed on January 29, 2015 and February 11, 2015 described above represent 7 of the 11 limited service hotels to be disposed of by the Company previously approved by the Board of Directors.

Disposition of 1407 Broadway

On February 19, 2015, 1407 Broadway entered into an agreement amongst various parties pursuant to which it will sell its sub-leasehold interest in a ground lease to an office building located in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs, is expected to be approximately $13.6 million. The transaction is expected to close during the second quarter of 2015.

Distribution Declaration

On March 27, 2015, the Company declared a distribution for the three-month period ending March 31, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2015 to shareholders of record as of March 31, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2014

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

St. Augustine Outlet Center St. Augustine, FL	$24,364	$11,206	$42,103	$3,583	$10,906	$45,986	$56,892	$(8,763)	3/29/2006 & 10/2/2007	(D)

Southeastern Michigan Multi-Family Properties Southeastern, Michigan	39,012	8,051	34,298	3,470	8,396	37,423	45,819	(8,806)	6/29/2006	(D)

Oakview Plaza Omaha, Nebraska	26,425	6,706	25,463	2,028	7,475	26,722	34,197	(6,136)	12/21/2006	(D)

Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	51,142	12,767	51,649	(6,819)	12,898	44,699	57,597	(9,042)	2/1/2007	(D)

Crowne Plaza Boston Hotel Boston, Massachusetts	-	2,400	7,612	19,282	3,316	25,978	29,294	(4,071)	3/21/2011	(D)

50-01 2nd St Long Island City, New York	74,500	19,656	51,724	565	19,656	52,289	71,945	(2,078)	8/18/2011	(D)

Marriott Courtyard Parsippany Parsippany, New Jersey	7,784	2,532	10,567	3,090	2,563	13,626	16,189	(1,208)	10/28/2011	(D)

Plaza at DePaul Bridgeton, Missouri	11,746	6,050	12,424	695	5,960	13,209	19,169	(1,272)	11/22/2011	(D)

Courtyard Baton Rouge Baton Rouge, Louisiana	6,198	2,030	7,270	(2,198)	1,989	5,113	7,102	-	5/10/2013	(D)

Residence Inn Baton Rouge Baton Rouge, Louisiana	3,796	2,155	4,145	519	2,120	4,699	6,819	-	5/10/2013	(D)

Promissory Note(1):
Holiday Inn Auburn Auburn, Alabama	4,135	744	4,906	1,679	744	6,586	7,329	(519)	1/18/2013	(D)

Rogers Aloft Rogers, Arkansas	8,027	1,354	11,935	153	1,354	12,089	13,442	(728)	6/18/2013	(D)

Fairfield Inn Jonesboro Jonesboro, Arkansas	3,138	1,504	3,588	99	1,506	3,684	5,191	(288)	6/18/2013	(D)

Total	15,301	3,602	20,429	1,932	3,604	22,359	25,963	(1,535)

Revolving Credit Facility(2):
Marriott Courtyard Willoughby Willoughby, Ohio		825	7,843	321	882	8,106	8,989	(807)	12/3/2012	(D)

Marriott Fairfield Inn Des Moines Des Moines, Iowa		1,242	3,936	2,299	1,451	6,027	7,477	(489)	12/3/2012	(D)

Marriott Springhill Suites Des Moines Des Moines, Iowa		1,232	6,419	92	1,232	6,511	7,743	(693)	12/3/2012	(D)

Hampton Inn Miami Miami, Florida		3,318	14,396	134	3,318	14,530	17,848	(613)	8/30/2013	(D)

Hampton Inn Ft. Lauderdale Hollywood, Florida		2,083	11,003	221	2,046	11,261	13,307	(483)	8/30/2013	(D)

Unallocated	34,077

Total	34,077	8,700	43,597	3,067	8,928	46,436	55,364	(3,085)

Total	$294,345	$85,855	$311,281	$29,214	$87,811	$338,540	$426,351	$(45,994)

Notes:

(1)  - The Company's Promissory Note is cross-collateralized by three hotels, each of which has an allocated loan amount.

(2)  - The Company's Revolving Credit Facility is cross-collateralized by five hotels.

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2014	2013	2012

Balance at beginning of year	$450,885	$338,339	$270,664
Acquisitions, at cost	-	70,431	29,299
Acquisitions, bargain purchase gain	-	-	4,800
Improvements	12,905	42,562	34,701
Disposals	(31,909)	(447)	(1,125)
Reclassifications	(1,074)	-	-
Impact of asset impairment - continuing operating properties	(4,456)	-	-

Balance at end of year	$426,351	$450,885	$338,339

(C) Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2014	2013	2012

Balance at beginning of year	$36,676	26,437	$19,509
Depreciation expense	14,616	10,555	7,165
Reclassification	(1,074)	-	-
Disposals	(4,224)	(316)	(237)
Balance at end of year	$45,994	$36,676	$26,437

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2014. The table and schedules exclude properties classified as held for sale or disposed of.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2014 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	54	Chief Executive Officer, President and Chairman of the Board of Directors	2015	2004

George R. Whittemore	65	Director	2015	2006

Miriam B. Weinstein	43	Director	2015	2015

Bruno de Vinck	69	Chief Operating Officer, Senior Vice President, Secretary and Director	2015	2005

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein has been a member of our Board of Directors since June 8, 2004. Mr. Lichtenstein is also the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. Mr. Whittemore is also an independent director of Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Whittemore also presently serves as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, both publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as a director because of his extensive experience in accounting, banking, finance and real estate.

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

Miriam B. Weinstein is one of our independent directors. Since 2003, Ms. Weinstein has been a sole practitioner attorney who focuses on the practice of real estate law. Particular areas of Ms. Weinstein’s expertise are transactional real estate, land use and commercial leases. Prior to establishing her law practice, in January 2003, Ms. Weinstein was an associate at the Law Office of Abraham M. Penzer in Lakewood, NJ. Ms. Weinstein practiced law at the law firm Greenbaum, Rowe, Smith in Woodbridge, NJ from September 2000 to May 2002. Ms. Weinstein earned her J.D. from the Rutgers Law School in May 2000. Ms. Weinstein earned a Bachelors of Economics from Hunter College, New York, NY. Ms. Weinstein is licensed to practice law in New Jersey and New York. Ms. Weinstein has been selected to serve as an independent director due to her extensive experience in transactional real estate, land use and commercial leases.

Executive Officers:

The following table presents certain information as of March 15, 2014 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	54	Chief Executive Officer and Chairman of the Board of Directors

Bruno de Vinck	69	Chief Operating Officer, Senior Vice President, Secretary and Director

Mitchell Hochberg	61	President

Joseph Teichman	41	General Counsel

Donna Brandin	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and also serves as President and Chief Operating Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Hochberg also serves as the President of our sponsor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and treasurer of Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

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

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at http://www.lightstonecapitalmarkets.com/lightstone-other.html or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore and Miriam Weinstein, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore and Ms. Weinstein, see “Directors”.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 23, 2015 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.08%
George R. Whittemore	-	-
Bruno de Vinck	6,561	0.03%
Miriam Weinstein	-	-
Mitchell Hotchberg	-	-
Joseph Teichman	-	-
Donna Brandin	-	-

Our directors and executive officers as a group (7 persons)	26,561	0.11%

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

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan were at $10 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2014, options to purchase 75,000 shares of stock were outstanding, 54,000 were fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.56 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2014, 2013 and 2012

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2014:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	75,000	$$10.56	0
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	75,000	$$10.56	0

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

Property Manager

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 10,000 multifamily units.

We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Manager a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time. We have recorded the following amounts related to the Property Manager for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Property management fees	$1,350	$1,391	$1,458
Development fees and leasing commissions	552	2,495	545
Total	$1,902	$3,886	$2,003

Advisor

We agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.55% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Acquisition fees	$204	$2,172	$1,177
Asset management fees	2,913	2,608	2,366
Acquisition expenses reimbursed to Advisor	-	-	-
Total	$3,117	$4,780	$3,543

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

On February 19, 2015, 1407 Broadway entered into an agreement amongst various parties pursuant to which it will sell its sub-leasehold interest in a ground lease to an office building located in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs, is expected to be approximately $13.6 million. The transaction is expected to close during the second quarter of 2015.

On March 7, 2014, the Company entered into an agreement with an entity in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, pursuant to which it committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of December 31, 2014, the Preferred Investment had a balance of approximately $36.6 million and is classified as investment in affiliate on the consolidated balance sheet.  During the year ended December 31, 2014, the Company recorded approximately $1.9 million of dividend income related to the Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2014 and 2013 by the Company’s principal accounting firms:

(in thousands)	2014	2013

Audit Fees (a)	394	444
Audit-Related Fees (b)	68	74
Tax Fees (c)	335	313
Other (d)	-	47

Total Fees	$797	$878

a)	Fees for audit services in 2014 and 2013 consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

d)	Fees for a special project.

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

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2014.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2014.

Audit Committee

George R. Whittemore

Miriam B. Weinstein

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

The Company intends to acquire residential and commercial properties. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily limited service hotels), industrial and office properties.

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
Miriam B. Weinstein

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2*	Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.1*	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Trust Company of America and Lightstone Securities.
10.2*	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC.
10.3*	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4*	Form of the Company’s Stock Option Plan.
10.5*	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
10.6*	Agreement by and among Lightstone Value Plus REIT LP, Lightstone SLP, LLC, and David Lichtenstein
10.7*	Purchase and Sale Agreement between St. Augustine Outlet World, Ltd. and Prime Outlets Acquisition Company LLC
10.8*	Assignment and Assumption of Purchase and Sale Agreement by and between Prime Outlets Acquisition Company LLC and LVP St. Augustine Outlets LLC
10.9*	Note and Mortgage Modification Agreement Evidencing Renewal Promissory Note Including Future Advance and Amended and Restated Mortgage, Security Agreement and Fixture Filing by LVP St. Augustine Outlets LLC in favor of Wachovia Bank, National Association
10.10*	Renewal Promissory Note Including Future Advance by LVP St. Augustine Outlets LLC to the order of Wachovia Bank, National Association
10.11*	Guaranty by Lightstone Holdings, LLC for the benefit of Wachovia Bank, National Association
10.12*	Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.13*	First Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.14*	Second Amendment to Purchase and Sale Agreement among Home Properties, L.P., Home Properties WMF I, LLC and The Lightstone Group, LLC
10.15*	Contribution Agreement among Scotsdale Borrower, LLC, Carriage Park MI LLC, LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.16*	Assignment and Assumption of Agreement for Purchase and Sale of Interests between The Lightstone Group, LLC and LVP Michigan Multifamily Portfolio LLC
10.17*	Loan and Security Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.18*	Promissory Note by Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC and Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.19*	Mortgage by Scotsdale MI LLC in favor of Citigroup Global Markets Realty Corp.
10.20*	Mortgage by Carriage Park MI LLC in favor of Citigroup Global Markets Realty Corp.
10.21*	Mortgage by Macomb Manor MI LLC in favor of Citigroup Global Markets Realty Corp.
10.22*	Mortgage by Carriage Hill MI LLC in favor of Citigroup Global Markets Realty Corp.
10.23*	Environmental Indemnity Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.

EXHIBIT NO.	DESCRIPTION
10.24*	Exceptions to Non-Recourse Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LP for the benefit of Citigroup Global Markets Realty Corp.
10.25*	Conditional Assignment of Management Agreement among Scotsdale MI LLC, Carriage Park MI LLC, Macomb Manor MI LLC, Carriage Hill MI LLC and Citigroup Global Markets Realty Corp.
10.26**	Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.27**	First Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.28**	Second Amendment to Purchase and Sale Agreement among Oakview Plaza North, LLC, the other sellers identified therein and Lightstone Value Plus REIT LP
10.29***	Promissory Note by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.30***	Guaranty by Lightstone Value Plus Real Estate Investment Trust, Inc. in favor of Wachovia Bank, National Association
10.31***	Assignment of Leases and Rents and Security Deposits by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.32***	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by LVP Oakview Strip Center LLC in favor of Wachovia Bank, National Association
10.33***	Consent and Agreement of Beacon Property Management, LLC
10.34+	Assignment and Assumption of Seller’s Interest in Operating Lease between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.35+	Participation Agreement between Gettinger Associates, L.P. and 1407 Broadway Real Estate LLC
10.36+	Property Management Agreement between 1407 Broadway Real Estate LLC and Trebor Management Corp.
10.37+	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.38+	Promissory Note by 1407 Broadway Real Estate LLC in favor of Lehman Brothers Holdings Inc.
10.39+	Guaranty of Recourse Obligations by Lightstone Holdings LLC in favor of Lehman Brothers Holdings Inc.
10.40+	Net Profits Agreement between 1407 Broadway Real Estate LLC in favor and Lehman Brothers Holdings Inc.
10.41++	Agreement of Purchase and Sale
10.42++	First Amendment to Agreement of Purchase and Sale
10.43+++	Assignment and Assumption of Agreement of Purchase and Sale
10.44+++	Mortgage and Security Agreement by LVP Gulf Coast Industrial Portfolio LLC in favor of Wachovia Bank, National Association
10.45+++	Promissory Note by LVP Gulf Coast Industrial Portfolio LLC and the other borrowers identified therein in favor of Wachovia Bank, National Association
10.46 #	Form of Limited Liability Company Agreement of 1407 Broadway Mezz II LLC
10.47##	Limited Liability Company Agreement of Whitfield Sarasota LLC.
10.48##	Improved Commercial Property Earnest Money Contract between Camden Operating, L.P. and Lightstone Value Plus REIT, L.P.
10.49##	Form of Multifamily Mortgage, Assignment of Rents and Security Agreement for the Camden Portfolio (each property in the Camden Portfolio had substantially similar mortgages).
10.50###	Consolidated Financial Statements for 1407 Broadway Mezz II, LLC and Subsidiaries as of December 31, 2007.
10.51####	Promissory Note made as of June 26, 2008 by Arbor Mill Run JRM, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $17,280.00.
10.52###	Promissory Note made as of June 26, 2008 by Arbor National CJ LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of $360,000.00.
10.53####	Promissory Note made as of June 26, 2008 by AR Prime Holdings, LLC in favor of Lightstone Value Plus Real Estate Investment Trust, Inc. in the original principal amount of 49,500,000.00.
10.54####	Exchange Rights Agreement, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT, LP and the persons named therein.
10.55####	First Amendment to Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP, dated as of June 26, 2008, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LLC, Lightstone SLP, LLC

EXHIBIT NO.	DESCRIPTION
10.56####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill Run JRM, LLC.
10.57####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP and Arbor Mill National CJ, LLC.
10.58####	Tax Protection Agreement, dated as of June 26, 2008, by and between Lightstone Value Plus REIT, LP, Prime Outlets Acquisition Company LLC and AR Prime Holdings, LLC.
10.59####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor Mill Run JRM LLC and Lightstone Value Plus REIT, LP.
10.60####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and between Arbor National CJ, LLC and Lightstone Value Plus REIT, LP.
10.61####	Contribution and Conveyance Agreement, dated as of June 26, 2008, by and among AR Prime Holdings, LLC, Lightstone Value Plus REIT, LP and Lightstone Value Plus Real Estate Investment Trust, Inc.
10.62 (1)	Contribution Agreement, dated as of December 8, 2009, by and among Simon Property Group Inc, Simon Property Group, L.P, Marco Capital Acquisition, LLC, Lightstone Value Plus REIT, LP, Pro-DFJV Holdings LLC, Lightstone Holdings, LLC, Lightstone Prime, LLC, BRM, LLC, Lightstone Real Property Ventures Limited Liability Company, PR Lightstone Manager, LLC, Prime Outlets Acquisition Company LLC, and Lightstone Value Plus Real Estate Investment Trust, Inc.
10.63 (1)	Amendment No. 1 to the Contribution Agreement, dated as of May 13, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.64 (1)	Amendment No. 2 to the Contribution Agreement, dated as of June 28, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
10.65 (1)	Amendment No. 3 to the Contribution Agreement, dated as of August 30, 2010, by and among Simon Property Group Inc., Simon Property Group, L.P., Marco Capital Acquisition, LLC, Lightstone Prime, LLC and Prime Outlets Acquisition Company, LLC.
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Letter from Lightstone Securities to Subscribers
101	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-117367)
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2006
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2006
+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2007
++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007

+++	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2007
#	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2006.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 12 to the Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 15, 2007.
###	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2007.
####	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Quarterly Report on Form 10-Q For The Quarter Ended June 30, 2008.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Invest Trust, Inc.’s Annual Report on Form 10-K/A For The Fiscal Year Ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 31, 2015	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2015
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2015
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Bruno de Vinck	Director	March 31, 2015
Bruno de Vinck

/s/ George R. Whittemore	Director	March 31, 2015
George R. Whittemore

/s/ Miriam Weinstein
Miriam Weinstein	Director	March 31, 2015

