Form 10-Q
period 2015-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2015-05-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐  No ☑

As of May 10, 2015, there were approximately 25.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2015	As of December 31, 2014
Assets	(Unaudited)

Land and improvements	$68,608	$68,606
Building and improvements	230,000	227,427
Furniture and fixtures	16,638	16,567
Construction in progress	4,997	2,317

Gross investment property	320,243	314,917
Less accumulated depreciation	(42,552)	(40,166)

Net investment property	277,691	274,751

Investment in unconsolidated affiliated real estate entity	11,284	9,846
Investment in affiliates	43,750	36,637
Cash and cash equivalents	85,537	54,529
Marketable securities, available for sale	146,270	154,818
Restricted escrows	8,761	8,809
Tenant accounts receivable (net of allowance for doubtful accounts of $275 and $327, respectively)	1,878	1,853
Mortgage receivable	5,144	5,179
Intangible assets, net	1,430	1,546
Prepaid expenses and other assets	13,566	14,366
Assets held for sale	33,268	111,505

Total Assets	$628,579	$673,839

Liabilities and Stockholders' Equity
Mortgages payable	$226,645	$227,189
Notes payable	20,410	38,582
Accounts payable, accrued expenses and other liabilities	12,819	12,293
Due to sponsor	785	802
Tenant allowances and deposits payable	5,847	2,314
Distributions payable	4,480	4,566
Deferred rental income	1,422	1,167
Acquired below market lease intangibles, net	744	793
Liabilities held for sale	22,301	70,130
Total Liabilities	295,453	357,836

Commitments and contingencies (See Note 11)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,941 and 25,850 shares issued and outstanding, respectively	259	258
Additional paid-in-capital	205,082	204,022
Accumulated other comprehensive income	51,613	50,671
Accumulated surplus	42,491	25,814

Total Company's stockholders' equity	299,445	280,765

Noncontrolling interests	33,681	35,238

Total Stockholders' Equity	333,126	316,003

Total Liabilities and Stockholders' Equity	$628,579	$673,839

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Rental income	$9,084	$9,899
Tenant recovery income	1,069	1,240
Other service income	2,678	2,747

Total revenues	12,831	13,886

Expenses:
Property operating expenses	6,521	7,087
Real estate taxes	875	956
General and administrative costs	1,414	1,662
Depreciation and amortization	2,799	3,068

Total operating expenses	11,609	12,773

Operating income	1,222	1,113

Other income, net	233	206
Interest and dividend income	2,628	1,468
Interest expense	(3,793)	(3,914)
Gain on sale of marketable securities (includes gain of
$6,317 and $548, respectively, accumulated other
comprehensive income reclassifications)	6,923	1,167
Loss from investment in unconsolidated affiliated real estate entity	(35)	(135)

Net income/(loss) from continuing operations	7,178	(95)

Net income from discontinued operations	14,605	2,157

Net income	21,783	2,062

Less: net income attributable to noncontrolling interests	(627)	(152)

Net income attributable to Company's common shares	$21,156	$1,910

Basic and diluted net income per Company's common share:
Continuing operations	$0.26	$(0.01)
Discontinued operations	0.56	0.08

Net income per Company’s common share, basic and diluted	$0.82	$0.07

Weighted average number of common shares outstanding, basic and diluted	25,938	25,723

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months March 31,
	2015	2014

Net income	$21,783	$2,062

Other comprehensive income:
Unrealized gain on available for sale securities	7,936	8,383
Reclassification adjustment for gain included in net income	(6,317)	(548)

Other comprehensive income	1,619	7,835

Comprehensive income	23,402	9,897

Less: Comprehensive income attributable to noncontrolling interests	(1,305)	(861)

Comprehensive income attributable to Company's common shares	$22,097	$9,036

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Surplus	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2014	25,850	$258	$204,022	$50,671	$25,814	$35,238	$316,003
Net income	-	-	-	-	21,156	627	21,783
Other comprehensive income	-	-	-	942	-	677	1,619

Distributions declared	-	-	-	-	(4,479)	-	(4,479)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,576)	(2,576)
Contributions received from noncontrolling interests	-	-	-	-	-	3	3
Redemption and cancellation of shares and noncontrolling interests	(39)	-	(392)	-	-	(288)	(680)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, March 31, 2015	25,941	$259	$205,082	$51,613	$42,491	$33,681	$333,126

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,783	$2,062
Less net income – discontinued operations	14,605	2,157
Net income/(loss) – continuing operations	7,178	(95)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,799	3,068
Mark to market adjustment on derivative financial instruments	69	36
Gain on sale of marketable securities	(6,923)	(1,167)
Loss from investment in unconsolidated affiliated real estate entity	35	135
Other non-cash adjustments	(70)	(48)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	240	(413)
Decrease in tenant accounts receivable	4	480
Increase in tenant allowance and security deposits payable	159	342
Increase in accounts payable and accrued expenses	128	602
(Decrease)/increase in due to Sponsor	(17)	(175)
Increase in deferred rental income	255	511
Net cash provided by operating activities – continuing operations	3,857	3,276
Net cash provided by operating activities – discontinued operations	967	2,210
Net cash provided by operating activities	4,824	5,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,760)	(2,496)
Purchase of marketable securities	(5,113)	(7,470)
Contributions to investment in unconsolidated affiliated real estate entities	(1,568)	-
Collections on mortgage receivable	35	24
Proceeds from sale of marketable securities	22,203	17,778
Investment in affiliate	(7,113)	-
Distribution from investment in unconsolidated affiliated real estate entities	96	-
Deposit for purchase of real estate, net	-	(3,543)
Release of restricted escrows	442	7,045
Net cash provided by investing activities – continuing operations	7,222	11,338
Net cash provided by investing activities – discontinued operations	77,994	5,461
Net cash provided by investing activities	85,216	16,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(544)	(662)
Payment of loan fees and expenses	(2)	(11)
Redemption and cancellation of common stock and noncontrolling interests	(392)	(3,104)
Proceeds from mortgage financing	-	553
Net payments on notes payable	(18,172)	(671)
Contributions received from noncontrolling interests	3	9
Distributions paid to noncontrolling interests	(2,576)	(710)
Distributions paid to Company's common stockholders	(3,113)	(3,076)
Net cash used in financing activities – continuing operations	(24,796)	(7,672)
Net cash used in financing activities – discontinued operations	(34,236)	(6,020)
Net cash used in financing activities	(59,032)	(13,692)

Net change in cash and cash equivalents	31,008	8,593
Cash and cash equivalents, beginning of year	54,529	52,899
Cash and cash equivalents, end of period	$85,537	$61,492

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,359	$3,884
Distributions declared	$4,479	$4,443
Value of shares issued from distribution reinvestment program	$1,453	$1,450
Non-cash purchase of investment property	$4,137	$250
Debt assumed by purchase on disposition	$11,539	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of March 31, 2015.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, LLC (the “Sponsor”), under the terms and conditions of an advisory agreement. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP, LLC, which has subordinated profits interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT or the Operating Partnership.

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

As of March 31, 2015, on a collective basis, the Company (i) wholly or majority owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 5 hotel hospitality properties containing a total of 779 rooms and (ii) owned an interest accounted for under the equity method of accounting in 1 office property containing a total of approximately 1.1 million square feet of office space. All of the Company’s properties are located within the United States. As of March 31, 2015, the retail properties, the industrial properties, the multi-family residential properties and the office property were 82.8%, 76.4%, 95.1% and 82.5% occupied based on a weighted-average basis, respectively. Its hotel hospitality properties’ average revenue per available room (“Rev PAR”) was $60.52 and occupancy was 53.4%, respectively for the three months ended March 31, 2015.

Discontinued Operations

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

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties’ (the “Hotel Portfolio”) met the criteria to be classified as held for sale. The operating results of the Hotel Portfolio have been classified as discontinued operations in the consolidated statements of operations for all periods presented.   Additionally, the associated assets and liabilities of the Hotel Portfolio are classified as held for sale in the consolidated balance sheet as of December 31, 2014. Also, during the first quarter of 2015 the Company completed the disposition of 7 of the 11 hotel hospitality properties contained in the Hotel Portfolio and the remaining 4 hotel hospitality properties are classified as held for sale in the consolidated balance sheet as of March 31, 2015 (See Note 6.).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Noncontrolling Interests

As of March 31, 2015, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”), 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), and the interests held by minority owners of certain of our hotels.

  2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, marketable securities, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2014 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

  3. Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below was partially owned by the Company. The Company accounted for this investment under the equity method of accounting as the Company exercised significant influence, but did not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	March 31, 2015	December 31, 2014
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$11,284	$9,846

1407 Broadway

The Company had a 49.0% ownership in 1407 Broadway, which has a sub-leasehold interest in a ground lease to an office building located at 1407 Broadway in New York, New York.

On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs was approximately $14.0 million.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended March 31,
	2015	2014

Total revenue	$10,257	$9,982

Property operating expenses	7,239	8,008
Depreciation and amortization	2,022	1,666
Operating income	996	308

Interest expense and other, net	(1,135)	(709)

Net loss	$(139)	$(401)

Company's equity earnings	$(35)	$(135)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	March 31, 2015	December 31, 2014

Real estate, at cost (net)	$122,937	$121,304
Intangible assets	16	28
Cash and restricted cash	14,101	8,951
Other assets	21,821	22,673

Total assets	$158,875	$152,956

Mortgage payable	$125,917	$126,000
Other liabilities	16,284	13,342
Member capital	16,674	13,614

Total liabilities and members' capital	$158,875	$152,956

4. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$499	$-	$1,904
Marco OP Units and Marco II OP Units	47,029	57,088	-	104,117
Corporate Bonds and Preferred Equities	35,880	783	(557)	36,106
Mortgage Backed Securities ("MBS")	4,430	-	(287)	4,143
Total	$88,744	$58,370	$(844)	$146,270

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$367	$-	$1,772
Marco OP Units and Marco II OP Units	51,970	55,872	-	107,842
Corporate Bonds and Preferred Equities	40,705	898	(955)	40,648
Mortgage Backed Securities ("MBS")	4,832	-	(276)	4,556
Total	$98,912	$57,137	$(1,231)	$154,818

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

During the three months ended March 31, 2015, the Company sold 60,000 Marco OP units with a cost basis of approximately $4.9 million for gross proceeds of approximately $11.5 million and realized a gain of approximately $6.6 million, which is included in gain on sale of marketable securities, on the consolidated statements of operations.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment charges. As of March 31, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. For the three months ended March 31, 2015 and 2014 the Company realized $0.3 million and $1.2 million of gross gains, related to sales of securities and early redemptions of MBS by the security issuer. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.03% as of March 31, 2015) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this Margin Loan was $0.5 million and $18.7 million as of March 31, 2015 and December 31, 2014, respectively, and is included in Notes payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.18% as of March 31, 2015). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $19.9 million as of both March 31, 2015 and December 31, 2014 and is included in Notes Payable on the consolidated balance sheets.

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

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	Fair Value Measurement Using
As of March 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,904	$-	$-	$1,904
Marco OP and OP II Units	-	104,117	-	104,117
Corporate Bonds and Preferred Equities	-	36,106	-	36,106
MBS	-	4,143	-	4,143
Total	$1,904	$144,366	$-	$146,270

	Fair Value Measurement Using
As of December 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,772	$-	$-	$1,772
Marco OP and OP II Units	-	107,842	-	107,842
Corporate Bonds and Preferred Equities	-	40,648	-	40,648
MBS	-	4,556	-	4,556
Total	$1,772	$153,046	$-	$154,818

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5. Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2015	Maturity Date	Amount Due at Maturity	March 31, 2015	December 31, 2014

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$38,864	$39,012

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,319	26,425

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,031	51,031	51,142

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,240	24,364

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	Libor + 3.00%	3.17%	September 2017	11,147	11,691	11,746

Total mortgages payable		6.16%		$214,965	$226,645	$227,189

Libor as of March 31, 2015 and December 31, 2014 was 0.18% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

 The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2015, including the debt of approximately $21.4 million associated with the remaining 4 hotel hospitality properties of the Hotel Portfolio, which is classified within liabilities held for sale in the Consolidated Balance Sheets:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$52,644	$63,454	$43,189	$15,395	$1,213	$72,129	$248,024

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $8.6 million and $11.7 million were held in restricted escrow accounts as of March 31, 2015 and December 31, 2014, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default during 2012 and is due on demand as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate of an additional 4.0%, an aggregate $5.6 million of default interest has been accrued through March 31, 2015 pursuant to the terms of the loan agreement. For both the three months ended March 31, 2015 and 2014, $0.5 million of default interest was accrued. As a result, accrued default interest of approximately $5.6 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.  Although we remain in discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful. However, we do not expect to pay the accrued default interest as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

6. Dispositions

Disposition of limited service hotels

On January 19, 2015, the Board of Directors of the Company provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor and for the Joint Venture to acquire the Company’s membership interest in up to 11 limited service hotels (the “Hotel Portfolio”) for an aggregate of approximately $122.4 million, plus closing and other third party transaction costs, with the acquisition of certain of the properties contingent upon obtaining existing lender approvals.  As of December 31, 2014, the 11 limited service hotels were encumbered by an aggregate of approximately $67.2 million in debt.

The 11 limited service hotels consist of the following:

•	a 151-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard – Parsippany”) located in Parsippany, New Jersey (wholly owned by the Lightstone REIT since July 30, 2012);

•	a 90-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Willoughby”) located in Willoughby, Ohio (wholly owned by the Lightstone REIT since December 3, 2012);

•	a 102-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Des Moines”) located in West Des Moines, Iowa (wholly owned by the Lightstone REIT since December 3, 2012);

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

•	a 97-suite limited service hotel which operates as a SpringHill Suites by Marriott (the “SpringHill Suites - Des Moines”) located in West Des Moines, Iowa (wholly owned by the Lightstone REIT since December 3, 2012);

•	a 82-room, Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama (wholly owned by the Lightstone REIT since January 18, 2013);

•	a 121-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by the Lightstone REIT since May 16, 2013);

•	a 108-room limited service hotel which operates as a Residence Inn by Marriott (the “Residence Inn - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by the Lightstone REIT since May 16, 2013);

•	a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel (the “Aloft – Rogers”) located in Rogers, Arkansas (wholly owned by the Lightstone REIT since June 18, 2013);

•	a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Jonesboro”) located in Jonesboro, Arkansas (95% owned by the Lightstone REIT since June 18, 2013);

•	a 127-room limited service hotel which operates as a Hampton Inn (the “Hampton Inn - Miami”) located in Miami, Florida (wholly owned by the Lightstone REIT since August 30, 2013); and

•	a 104-room limited service hotel which operates as a Hampton Inn & Suites (the “Hampton Inn & Suites - Fort Lauderdale”) located in Fort Lauderdale, Florida (wholly owned by the Lightstone REIT since August 30, 2013).

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. As of March 31, 2015, the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, and is included in investment in affiliates on the consolidated balance sheet.

On January 29, 2015, the Company, through a wholly owned subsidiary of the Operating Partnership, completed the disposition of its memberships interests in a portfolio of 5 of the 11 limited service hotels to be acquired by the Joint Venture previously approved by the Board of Directors for approximately $64.6 million, excluding transaction costs, or approximately $30.5 million, net of $34.1 million of debt which was repaid as part of the transaction, pursuant to five separate contribution agreements entered into with Lightstone II through the Joint Venture.

The 5 limited service hotels are as follows:

•	Courtyard – Willoughby
•	Fairfield Inn - Des Moines
•	SpringHill Suites - Des Moines
•	Hampton Inn – Miami
•	Hampton Inn & Suites - Fort Lauderdale

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

The Courtyard – Parsippany Loan and the Residence Inn - Baton Rouge Loan were assumed by the subsidiaries of the Joint Venture as part of the transaction.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The two transactions completed on January 29, 2015 and February 11, 2015 described above represent 7 of the 11 limited service hotels to be disposed of by the Company previously approved by the Board of Directors. The Company is awaiting approval from the holders of the Promissory Note and the Courtyard Baton Rouge Loan for the Joint Venture to assume the Promissory Note and the Courtyard Baton Rouge Loan to complete the disposal of the final 4 of the 11 limited service hotels (Holiday Inn Express – Auburn, the Arkansas Hotel Portfolio and the Courtyard - Baton Rouge) previously approved by the Board of Directors.

In connection with the disposal of its interests in 7 of the 11 limited service hotels, the Company recognized a gain on disposition of approximately $14.4 million, which is included in discontinued operations on the consolidated statements of operations, during the three months ended March 31, 2015.

Disposition of Crowe’s Crossing

During the fourth quarter of 2013, Crowe’s Crossing met the criteria to be classified as held for sale and was subsequently disposed of for approximately $9.3 million on January 22, 2014. The operating results of Crowe’s Crossing through its date of disposition have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million, which was scheduled to mature in September 2015. Additionally, the Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the three months ended March 31, 2014.

The following summary presents the operating results of the Hotel Portfolio and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$5,168	$8,432

Operating expenses	4,370	6,874

Operating income	798	1,558

Interest expense and other	(597)	(1,011)
Gain on disposition	14,404	1,610

Net income from discontinued operations	$14,605	$2,157

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

	As of	As of
	March 31, 2015	December 31, 2014
Net investment property	$31,231	$105,610
Intangible assets, net	102	167
Other assets	1,935	5,728

Total assets held for sale	$33,268	$111,505

Mortgages payable	$21,379	$67,155
Accounts payable and accrued expenses	859	2,905
Other liabilities	63	70

Total liabilities held for sale	$22,301	$70,130

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7. Net Earnings Per Share

 Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises, if any, was anti-dilutive and, therefore, diluted net income per share is equivalent to basic net income per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Acquisition fees (general and administrative costs)	$8	$32
Asset management fees (general and administrative costs)	711	713
Property management fees (property operating expenses)	290	348
Development fees and leasing commissions*	411	164
Total	$1,420	$1,257

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

During the three months ended March 31, 2015, distributions of $0.5 million were declared and paid on the SLP units and are part of noncontrolling interests. Since inception through March 31, 2015, cumulative distributions declared were $15.5 million, of which $15.0 million were paid.

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

The Company commenced making contributions during the second quarter of 2014 and as of March 31, 2015 and December 31, 2014, the Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified as investment in affiliate on the consolidated balance sheet.  During the three months ended March 31, 2015, the Company recorded approximately $1.2 million of dividend income related to the Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$226,645	$229,209	$227,189	$228,261

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10. Segment Information

The Company currently operates in four business segments as of March 31, 2015: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2015 and 2014 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2015 and December 31, 2014. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2014 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude Crowe’s Crossing and the Hotel Portfolio due to their classification as discontinued operations for all periods presented. The Hotel Portfolio was previously included in the Company’s Hospitality Segment and Crowe’s Crossing was previously included in the Company’s Retail Segment.

Selected results of operations for the three months ended March 31, 2015 and 2014, and total assets as of March 31, 2015 and December 31, 2014 regarding the Company’s operating segments are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended March 31, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,788	$4,288	$1,598	$4,157	$-	$12,831

Property operating expenses	914	1,374	445	3,787	1	6,521
Real estate taxes	358	265	173	79	-	875
General and administrative costs	(3)	58	(46)	103	1,302	1,414

Net operating income/(loss)	1,519	2,591	1,026	188	(1,303)	4,021

Depreciation and amortization	1,000	740	404	655	-	2,799

Operating income/(loss)	$519	$1,851	$622	$(467)	$(1,303)	$1,222

As of March 31, 2015:
Total Assets	$109,639	$123,343	$50,272	$63,300	$282,025	$628,579

	For the Three Months Ended March 31, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total
Total revenues	$2,852	$4,980	$1,878	$4,176	$-	$13,886

Property operating expenses	767	1,952	512	3,855	1	7,087
Real estate taxes	339	345	209	63	-	956
General and administrative costs	20	94	(56)	61	1,543	1,662

Net operating income/(loss)	1,726	2,589	1,213	197	(1,544)	4,181

Depreciation and amortization	962	1,023	459	624	-	3,068

Operating income/(loss)	$764	$1,566	$754	$(427)	$(1,544)	$1,113

As of December 31, 2014:
Total Assets	$105,343	$127,116	$50,635	$147,572	$243,173	$673,839

11. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

In connection with the sale of our indirectly-owned sub-leasehold interest in the office building located at 1407 Broadway, New York, New York, we resolved our previously disclosed litigation with Abraham Kamber Company as sublessor under the sublease, who had served the two notices of default on our predecessor in interest that gave rise to the litigation. Effective March 30, 2015, the litigation was dismissed in its entirety with prejudice. This matter has now been fully disposed of.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Plaintiff has appealed to the Court of Appeals. The Court of Appeals is scheduled to hear the case on June 3, 2015. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

12. Subsequent Events

Distribution Payment

On April 15, 2015, the distribution for the three-month period ending March 31, 2015 of approximately $4.5 million was paid in cash. The distribution was paid from cash flows provided from operations.

Distribution Declaration

On May 13, 2015, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2015 to shareholders of record as of June 30, 2015.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2015	Annualized Revenues based on rents at March 31, 2015	Annualized Revenues per square foot at March 31, 2015
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,596	77.9%	$3.7 million	$14.22
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.70
DePaul Plaza	Bridgeton, MO	1985	187,090	87.5%	$1.9 million	$11.73
		Retail Total	694,460	82.8%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	68.2%	$2.6 million	$11.39
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	83.5%	$1.9 million	$4.72
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	72.9%	$0.9 million	$6.45

		Industrial Total	1,006,861	76.4%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2015	Annualized Revenues based on rents at March 31, 2015	Annualized Revenues per unit at March 31, 2015
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.2%	$8.2 million	$8,520
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	99.5%	$7.8 million	$39,350
		Residential Total	1,216	95.1%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of March 31, 2015	Revenue per Available Room for the Three Months Ended March 31, 2015	Average Daily Rate For the Three Months Ended March 31, 2015
Wholly-Owned and Consolidated Hospitality Properties:

DoubleTree - Danvers	Danvers, Massachusetts	1978	32,670	38.2%	$45.23	$118.39

Holiday Inn Express - Auburn (2)	Auburn, Alabama	2002	7,380	74.5%	$79.82	$107.21

Courtyard - Baton Rouge (2)	Baton Rouge, Louisiana	1997	10,890	71.0%	$76.18	$107.30

Aloft - Rogers (2)	Rogers, Arkansas	2008	11,700	55.3%	$69.88	$126.43

Fairfield Inn - Jonesboro (2)	Jonesboro, Arkansas	2009	7,470	70.6%	$70.87	$100.37

		Hospitality Total	70,110	53.4%	$60.52	$118.39

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2015	Annualized Revenues based on rents at March 31, 2015	Annualized Revenues per square foot at March 31, 2015
Unconsolidated Affiliated Real Estate Entities-Office:
1407 Broadway(1)	New York, NY	1952	1,114,695	82.5%	$40.70	$44.27

(1)	- Sub-lease interest was indirectly owned by 1407 Broadway Mezz II, LLC, in which we had a 49.0% ownership interest. 1407 Broadway disposed of its sub-lease interest on April 30, 2015.
(2)	Included in discontinued operations.

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

Property Dispositions

In July 2014 we disposed of an industrial property located in Sarasota, Florida (“Sarasota”) and in September 2014 we disposed of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”). These dispositions did not qualify to be reported as discontinued operations.

For the Three Months Ended March 31, 2015 vs. March 31, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.1 million to $12.8 million for the three months ended March 31, 2015 compared to $13.9 million for the same period in 2014. The decrease primarily reflects the property disposition described above offset by an increase in revenue of approximately $0.4 million. See “Segment Results of Operations for the Three Months Ended March 31, 2015 compared to March 31, 2014” for additional information on revenues by segment.

General and administrative expenses

General and administrative expenses decreased by approximately $0.3 million to $1.4 million for the three months ended March 31, 2015 compared to $1.7 million the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.3 million to $2.8 million for the three months ended March 31, 2015 compared to $3.1 million the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Interest and dividend income

Interest and dividend income increased by approximately $1.1 million to $2.6 million for the three months ended March 31, 2014 compared to $1.5 million the same period in 2014. The increase was primarily attributable to the $1.2 million in dividend income from our Preferred Investment.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $5.7 million to a gain of $6.9 million for the three months ended March 31, 2015 compared to a gain of $1.2 million for the same period in 2014. During the three months ended March 31, 2015 we recognized a gain on sale of marketable securities of approximately $6.6 million primarily attributable to the sale of 60,000 Marco OP Units.

Loss from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our loss from investment in unconsolidated affiliated real estate entity was $35 during the three months ended March 31, 2015 compared to a loss of $135 during the same period in 2014.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (iv) the interests held by minority owners of certain of our hotels.

Segment Results of Operations for the Three Months Ended March 31, 2015 compared to March 31, 2014

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$2,788	$2,852	$(64)	-2.2%
NOI	1,519	1,726	(207)	-12.0%
Average Occupancy Rate for period	82.4%	83.3%		-0.9%

The following table represents lease expirations for the Retail Segment as of March 31, 2015:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area "GLA" of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	5	19,839	268,639	3.70%	3.50%
2016	15	63,083	822,664	11.90%	10.90%
2017	5	10,854	167,495	2.00%	2.20%
2018	10	78,021	1,374,039	14.70%	18.10%
2019	17	74,989	1,470,456	14.10%	19.40%
2020	10	191,333	2,070,796	36.20%	27.40%
2021	2	18,764	254,032	3.50%	3.40%
2022	1	4,800	75,600	0.90%	1.00%
2023	1	28,000	479,920	5.30%	6.30%
2024	1	1,163	48,846	0.20%	0.60%
Thereafter	3	39,784	546,181	7.50%	7.20%
	70	530,630	7,578,668	100.0%	100.0%

Revenues and NOI decreased slightly for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the slight decrease in the average occupancy rate during the 2015 period.

Multi-Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$4,288	$4,980	$(692)	-13.9%
NOI	2,591	2,589	2	0.1%
Average Occupancy Rate for period	94.9%	94.0%		0.9%

Revenues decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the disposal of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) on September 30, 2014. NOI remained flat due the higher average occupancy rate of the remaining apartments.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$1,598	$1,878	$(280)	-14.9%
NOI	1,026	1,213	(187)	-15.4%
Average Occupancy Rate for period	77.5%	85.8%		-8.3%

The following table represents lease expirations for our Industrial Segment as of March 31, 2015:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	29	303,421	824,881	39.4%	19.4%
2016	33	212,147	1,280,878	27.6%	30.1%
2017	20	99,906	621,802	13.0%	14.6%
2018	12	80,906	807,882	10.5%	19.0%
2019	3	20,448	105,435	2.7%	2.5%
2020	4	52,516	614,200	6.8%	14.4%
Thereafter	-	-	-	-	-
	101	769,344	4,255,078	100.0%	100.0%

Revenues and NOI decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the disposal of an industrial property located in Sarasota, Florida (“Sarasota”) on July 31, 2014 and the lower average occupancy rate of the remaining properties.

Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$4,157	$4,176	$(19)	-0.5%
NOI	188	197	(9)	-4.6%
Average Occupancy Rate for period	38.2%	36.3%		1.9%
Rev PAR	$45.23	$43.75	$1.48	3.4%

Revenue and NOI remained flat the three months ended March 31, 2015 compared to the same period in 2014.

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

We currently have $226.6 million of outstanding mortgage debt, $21.4 million of the Hotel Portfolio’s outstanding mortgage debt classified as liabilities held for sale, a $19.9 million line of credit and a $0.5 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2015, our total borrowings of $268.4 million represented 71% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Acquisition fees (general and administrative costs)	$8	$32
Asset management fees (general and administrative costs)	711	713
Property management fees (property operating expenses)	290	348
Development fees and leasing commissions*	411	164
Total	$1,420	$1,257

*   Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of March 31, 2015, we had approximately $85.5 million of cash and cash equivalents on hand and $146.3 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows provided by operating activities	$4,824	$5,486
Cash flows provided by investing activities	85,216	16,799
Cash flows used in financing activities	(59,032)	(13,692)
Net change in cash and cash equivalents	31,008	8,593

Cash and cash equivalents, beginning of the period	54,529	52,899
Cash and cash equivalents, end of the period	$85,537	$61,492

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

Operating activities

Net cash flows provided by operating activities of $4.8 million for the three months ended March 31, 2015 consists of the following:

•	cash inflows of approximately $3.1 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $0.7 million associated with the net changes in operating assets and liabilities and

•	cash inflows of approximately $1.0 million from discontinued operations.

Investing activities

The net cash provided by investing activities from of $85.2 million for the three months ended March 31, 2015 consists primarily of the following:

•	purchases of investment property of approximately $1.8 million;

•	funds released from restricted escrows of approximately $0.4 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street of $7.1 million;

•	net proceeds from the sale and purchase of marketable securities of $17.1 million;

•	contributions of $1.6 million to our Joint Venture with Lightstone II and

•	cash inflows of approximately $78.0 million from discontinued operations, consisting primarily of net proceeds from the disposition of the Hotel Portfolio.

Financing activities

The net cash used by financing activities of approximately $59.0 million for the three months ended March 31, 2015 is primarily related to the following:

•	distributions to our common shareholders of $3.1 million;

•	redemptions and cancellation of common stock and noncontrolling interests of $0.4 million;

•	distributions to our noncontrolling interests of $2.6 million;

•	net payments on our notes payable of $18.2 million and mortgage payments of $0.5 million and

•	cash outflows of approximately $34.2 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with the disposition of the Hotel Portfolio.

The following summarizes our mortgage indebtedness maturing in the next year and our current intentions:

Our non-recourse mortgage of approximately $51.0 million, secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017, is in default and therefore, due on demand. We are in discussions with the lender to potentially modify or restructure the loan. No assurance can be made that we will be successful in such efforts. See “Contractual Obligations” below for additional information. We have no other mortgage indebtedness maturing in the next year.

Disposition of limited service hotels

The Company is awaiting approval from the holders of the Promissory Note and the Courtyard Baton Rouge Loan for the Joint Venture to assume the Promissory Note and the Courtyard Baton Rouge Loan to complete the disposal of the final 4 of the 11 limited service hotels (Holiday Inn Express – Auburn, the Arkansas Hotel Portfolio and the Courtyard - Baton Rouge) previously approved by the Board of Directors.

Preferred Investment

  On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. The Company commenced making contributions during the second quarter of 2014 and as of March 31, 2015, the Preferred Investment had a balance of approximately $42.2 million and is classified as investment in affiliate on the consolidated balance sheet

Distribution Reinvestment Plan and Share Repurchase Program

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2015.

Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Payable	$52,644	$63,454	43,189	$15,395	$1,213	$72,129	$248,024
Interest Payments[1,2]	7,640	8,127	4,663	3,831	3,306	15,564	43,131

Total Contractual Obligations	$60,284	$71,581	$47,852	$19,226	$4,519	$87,693	$291,155

1)	These amounts represent mortgage payable obligations outstanding as of March 31, 2015, including the debt of approximately $21.4 million associated with the remaining 4 of the hotel hospitality properties of the Hotel Portfolio, which is classified within liabilities held for sale on our consolidated balance sheet.
2)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreements including $3.2 million related to the debt associated with the remaining 4 of the hotel hospitality properties of the Hotel Portfolio, which is classified as held for sale and discontinued operations as of March 31, 2015. All variable rate debt agreements are based on the one-month rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month rate as of March 31, 2015 was used.
3)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of our debt covenants; however, the debt associated with our Gulf Coast Industrial Portfolio was placed in default during 2012 and is due on demand as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, an aggregate $5.6 million of default interest has been accrued through March 31, 2015 pursuant to the terms of the loan agreement. Default interest of $0.5 million and was accrued for both the three months ended March 31, 2015 and 2014. As a result, accrued default interest of approximately $5.6 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.  Although we remain in discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful. However, we do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.03% as of March 31, 2014) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this Margin Loan was $0.5 million as of March 31, 2015 and is included in Notes Payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.18% as of March 31, 2015). The Line of Credit is collateralized by 440,311 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $19.9 million as of March 31, 2015 and is included in Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$21,783	$2,062
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,799	3,068
Equity in depreciation and amortization for
unconsolidated affiliated real estate entity	991	816
Discontinued operations:
Depreciation and amortization of real estate assets	620	902
Gain on disposal of investment property	(14,629)	(1,722)

FFO	11,564	5,126
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs
expensed(1)	(45)	93
Amortization of above or below market leases and
liabilities(2)	(74)	(35)
Accretion of discounts and amortization of premiums
on debt investments	-	-
Mark-to-market adjustments(3)	381	97
Non-recurring losses/(gains) from extinguishment/sale
of debt, derivatives or securities holdings(4)	224	112
Gain on sale of marketable securities	(6,923)	(1,167)

MFFO	5,127	4,226
Straight-line rent(5)	$(233)	$63
MFFO - IPA recommended format(6)	$4,894	$4,289

Net income	$21,783	$2,062
Less: income attributable to noncontrolling
interests	(627)	(152)
Net income applicable to company's common shares	$21,156	$1,910
Net income per common share, basic and diluted	$0.82	$0.07

FFO	$11,564	$5,126
Less: FFO attributable to noncontrolling
interests	(625)	(451)
FFO attributable to company's common shares	$10,939	$4,675
FFO per common share, basic and diluted	$0.42	$0.18

MFFO - IPA recommended format	$4,894	$4,289
Less: MFFO attributable to noncontrolling
interests	(498)	(464)
MFFO attributable to company's common shares	$4,396	$3,825

Weighted average number of common shares
outstanding, basic and diluted	25,938	25,723

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(511)	$(518)
Allocations to noncontrolling interests	10	10
Total after allocations to noncontrolling interests	$(501)	$(508)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we remain in discussions with the lender to restructure the terms of the non-recourse mortgage loan and do not expect to pay the default interest.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,897 and $4,333 for the three months ended March 31, 2015 and 2014, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2015

FFO attributable to Company’s common shares	$117,799
Distributions	$149,609

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Distribution period:	Q1 2015	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared	March 27, 2015		March 28, 2014

Date distribution paid	April 15, 2015		April 15, 2014

Distributions paid	$4,479		$3,033
Distributions reinvested	-		1,410
Total Distributions	$4,479		$4,443

Source of distributions:
Cash flows provided by operations	$4,479	100%	$3,033	68%
Cash other than cash flows provided by operations	-	0%	-	0%
Proceeds from issuance of common
stock through DRIP	-	0%	1,410	32%
Total Sources	$4,479	100%	$4,443	100%

Cash flows provided by
operations (GAAP basis)	$4,824		$5,486

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	-		126

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2015, we held various marketable securities with a fair value of approximately $146.3 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2015, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $14.6 million.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of March 31, 2015 including, the Hotel Portfolio ‘s debt of approximately $21.4 million classified within liabilities held for sale in the Consolidated Balance Sheets:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$52,644	$63,454	$43,189	$15,395	$1,213	$72,129	$248,024

As of March 31, 2015, approximately $32.1 million, or 13%, of our debt has variable interest rates and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. Based on rates as of March 31, 2015, a 1% adverse movement (increase in Libor) would increase our annual interest expense by approximately $0.2 million.

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$226,645	$229,209	$227,189	$228,261

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

In connection with the sale of our indirectly-owned sub-leasehold interest in the office building located at 1407 Broadway, New York, New York, we resolved our previously disclosed litigation with Abraham Kamber Company as sublessor under the sublease, who had served the two notices of default on our predecessor in interest that gave rise to the litigation. Effective March 30, 2015, the litigation was dismissed in its entirety with prejudice. This matter has now been fully disposed of.

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

Plaintiff has appealed to the Court of Appeals. The Court of Appeals is scheduled to hear the case on June 3, 2015. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 14, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

