Form 10-Q
period 2015-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2015-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐  No ☑

As of August 10, 2015, there were approximately 25.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2015	As of December 31, 2014
	(Unaudited)
Assets
Land and improvements	$68,635	$68,606
Building and improvements	230,651	227,427
Furniture and fixtures	16,794	16,567
Construction in progress	6,701	2,317
Gross investment property	322,781	314,917
Less accumulated depreciation	(45,133)	(40,166)
Net investment property	277,648	274,751
Investment in unconsolidated affiliated real estate entity	1,989	9,846
Investments in affiliates	72,481	36,637
Cash and cash equivalents	142,917	54,529
Marketable securities, available for sale	77,235	154,818
Restricted escrows	9,386	8,809
Tenant accounts receivable (net of allowance for doubtful accounts of $221 and $327, respectively)	1,902	1,853
Mortgage receivable	5,109	5,179
Intangible assets, net	1,314	1,546
Prepaid expenses and other assets	8,993	14,366
Assets held for sale	-	111,505
Total Assets	$598,974	$673,839
Liabilities and Stockholders' Equity
Mortgages payable	$230,098	$227,189
Notes payable	18,625	38,582
Accounts payable, accrued expenses and other liabilities	13,820	12,293
Due to sponsor	591	802
Tenant allowances and deposits payable	4,032	2,314
Distributions payable	4,522	4,566
Deferred rental income	1,305	1,167
Acquired below market lease intangibles, net	695	793
Liabilities held for sale	-	70,130
Total Liabilities	273,688	357,836
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,828 and 25,850 shares issued and outstanding, respectively	258	258
Additional paid-in-capital	203,952	204,022
Accumulated other comprehensive income	15,009	50,671
Accumulated surplus	74,318	25,814
Total Company's stockholders' equity	293,537	280,765
Noncontrolling interests	31,749	35,238
Total Stockholders' Equity	325,286	316,003
Total Liabilities and Stockholders' Equity	$598,974	$673,839

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$10,610	$11,245	$19,694	$21,083
Tenant recovery income	1,045	995	2,114	2,235
Other service income	2,821	2,737	5,499	5,484
Total revenues	14,476	14,977	27,307	28,802
Expenses:
Property operating expenses	6,922	7,274	13,443	14,361
Real estate taxes	831	655	1,706	1,611
General and administrative costs	1,136	1,405	2,550	3,067
Depreciation and amortization	2,818	3,200	5,617	6,268
Total operating expenses	11,707	12,534	23,316	25,307
Operating income	2,769	2,443	3,991	3,495
Other income, net	530	503	832	806

Mark to market adjustment on derivative financial instruments	(83)	(127)	(152)	(163)
Interest and dividend income	2,574	2,082	5,202	3,550
Interest expense	(3,756)	(3,912)	(7,549)	(7,826)
Gain/(loss) on sale of marketable securities (includes (gain)/loss of ($35,181), $14, ($41,498) and $534, respectively, of accumulated other comprehensive income reclassifications)	27,817	(7)	34,740	1,160
Loss on disposition of real estate	-	(2,354)	-	(2,354)
Income/(loss) from investments in unconsolidated affiliated real estate entity	5,839	33	5,804	(102)
Net income/(loss) from continuing operations	35,690	(1,339)	42,868	(1,434)

Net income from discontinued operations	4,126	1,014	18,731	3,171
Net income/(loss)	39,816	(325)	61,599	1,737

Less: net income attributable to noncontrolling interests	(3,467)	(224)	(4,094)	(376)

Net income/(loss) attributable to Company's common shares	$36,349	$(549)	$57,505	$1,361

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$1.24	$(0.06)	$1.50	$(0.07)
Discontinued operations	0.16	0.04	0.72	0.12

Net income/(loss) per Company’s common share, basic and diluted	$1.40	$(0.02)	$2.22	$0.05
Weighted average number of common shares outstanding, basic and diluted	25,894	25,785	25,916	25,766

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income/(loss)	$39,816	$(325)	$61,599	$1,737

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(5,824)	8,435	2,112	16,818

Reclassification adjustment for (gain)/loss included in net income/(loss)	(35,181)	14	(41,498)	(534)

Other comprehensive (loss)/income	(41,005)	8,449	(39,386)	16,284

Comprehensive (loss)/income	(1,189)	8,124	22,213	18,021

Less: Comprehensive loss/(income) attributable to noncontrolling interests	935	(987)	(370)	(1,848)

Comprehensive (loss)/income attributable to Company's common shares	$(254)	$7,137	$21,843	$16,173

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive		Total Noncontrolling
	Shares	Amount	Capital	Income	Accumulated Surplus	Interests	Total Equity

BALANCE, December 31, 2014	25,850	$258	$204,022	$50,671	$25,814	$35,238	$316,003
Net income	-	-	-	-	57,505	4,094	61,599
Other comprehensive loss	-	-	-	(35,662)	-	(3,724)	(39,386)

Distributions declared	-	-	-	-	(9,001)	-	(9,001)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,131)	(3,131)
Contributions received from noncontrolling interests	-	-	-	-	-	8	8
Redemption and cancellation of shares and noncontrolling interests	(152)	(1)	(1,522)	-	-	(736)	(2,259)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, June 30, 2015	25,828	$258	$203,952	$15,009	$74,318	$31,749	$325,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,599	$1,737
Less net income – discontinued operations	18,731	3,171
Net income/(loss) – continuing operations	42,868	(1,434)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,617	6,268
Mark to market adjustment on derivative financial instruments	152	163
Gain on sale of marketable securities	(34,740)	(1,160)
(Income)/loss from investments in unconsolidated affiliated real estate entity	(5,804)	102
Loss on disposition of real estate	-	2,354
Other non-cash adjustments	(107)	(48)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	827	253
(Increase)/decrease in tenant and other accounts receivable	(24)	593
Increase in tenant allowance and security deposits payable	8	224
Increase in accounts payable and accrued expenses	21	994
Decrease in due to sponsor	(211)	(328)
Decrease in deferred rental income	138	337
Net cash provided by operating activities – continuing operations	8,745	8,318
Net cash provided by operating activities – discontinued operations	1,259	4,711
Net cash provided by operating activities	10,004	13,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(2,192)	(2,453)
Investments in affiliates	(35,844)	(21,837)
Purchase of marketable securities	(5,113)	(12,633)
Settlement of derivative financial instrument	-	(3,543)
Contributions to investment in unconsolidated affiliated real estate entities	(1,568)	-
Collections on mortgage receivable	70	66
Proceeds from sale of marketable securities	78,049	23,097
Distribution from investments in unconsolidated affiliated real estate entity	15,230	585
Deposit for purchase of real estate, net	-	50
Release of restricted escrows	996	6,223
Net cash provided by/(used in) investing activities – continuing operations	49,628	(10,445)
Net cash provided by investing activities – discontinued operations	92,425	3,829
Net cash provided by/(used in) investing activities	142,053	(6,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(954)	(1,122)
Payment of loan fees and expenses	(69)	(71)
Redemption and cancellation of common stock	(1,523)	(4,455)
Proceeds from mortgage financing	3,863	778
Payments on notes payable	(19,957)	(860)
Contributions received from noncontrolling interests	8	14
Distributions paid to noncontrolling interests	(3,131)	(1,395)
Distributions paid to Company's common stockholders	(7,592)	(6,113)
Net cash used in financing activities – continuing operations	(29,355)	(13,224)
Net cash used in financing activities – discontinued operations	(34,314)	(8,303)
Net cash used in financing activities	(63,669)	(21,527)
Net change in cash and cash equivalents	88,388	(15,114)
Cash and cash equivalents, beginning of period	54,529	52,899
Cash and cash equivalents, end of period	$142,917	$37,785

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,059	$7,299
Distributions declared	$9,001	$8,946
Value of shares issued from distribution reinvestment program	$1,453	$2,859
Non-cash purchase of investment property	$2,339	$97
Debt assumed by purchase on disposition	$32,800	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2015.

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

As of June 30, 2015, on a collective basis, the Company wholly or majority owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 1 hotel hospitality property containing a total of 363 rooms. All of the Company’s properties are located within the United States. As of June 30, 2015, the retail properties, the industrial properties and the multi-family residential properties were 84%, 75% and 95% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $68 (whole dollars) and occupancy was 54% for the six months ended June 30, 2015.

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

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties’ (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented.   Additionally, the associated assets and liabilities of the LVP REIT Hotels are classified as held for sale in the consolidated balance sheet as of December 31, 2014. Also, during the three and six months ended June 30, 2015, the Company completed the disposition of the LVP REIT Hotels (See Note 6.). We recognized a gain on disposition of approximately $3.1 million and $17.3 million, which is included in discontinued operations during the three and six months ended June 30, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Noncontrolling Interests

As of June 30, 2015, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”).

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but did not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	June 30, 2015	December 31, 2014
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$1,989	$9,846

1407 Broadway

  The Company has a 49.0% ownership in 1407 Broadway. On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the three months ended June 30, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during the three months ended June 30, 2015, of which the Company’s share was approximately $15.1 million.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Total revenue	$3,253	$9,900	$13,510	$19,882
Property operating expenses	2,200	7,041	9,439	15,049
Depreciation and amortization	622	1,745	2,644	3,411
Operating income	431	1,114	1,427	1,422

Interest expense and other, net	(208)	(1,165)	(1,343)	(1,874)
Gain on disposition	9,891	-	9,891	-
Net (loss)/income	$10,114	$(51)	$9,975	$(452)
Company's share of net income/(loss)	$5,839	$33	$5,804	$(102)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	June 30, 2015	December 31, 2014

Real estate, at cost (net)	$-	$121,304
Intangible assets	-	28
Cash and restricted cash	6,005	8,951
Other assets	127	22,673

Total assets	$6,132	$152,956

Mortgage payable	$-	$126,000
Other liabilities	724	13,342
Member capital	5,408	13,614

Total liabilities and members' capital	$6,132	$152,956

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$283	$-	$1,688
Marco OP Units and Marco II OP Units	19,227	16,976	-	36,203
Corporate Bonds and Preferred Equities	35,880	430	(888)	35,422
Mortgage Backed Securities ("MBS")	4,203	-	(281)	3,922
Total	$60,715	$17,689	$(1,169)	$77,235

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$367	$-	$1,772
Marco OP Units and Marco II OP Units	51,970	55,872	-	107,842
Corporate Bonds and Preferred Equities	40,705	898	(955)	40,648
Mortgage Backed Securities ("MBS")	4,832	-	(276)	4,556
Total	$98,912	$57,137	$(1,231)	$154,818

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

During the three months ended June 30, 2015, the Company redeemed approximately 323,000 Marco OP units with a cost basis of approximately $27.8 million for gross proceeds of approximately $55.6 million and realized a gain of approximately $27.8 million, which is included in gain on sale of marketable securities on the consolidated statements of operations.

During the six months ended June 30, 2015, the Company redeemed an aggregate of approximately 383,000 Marco OP units with a cost basis of approximately $32.7 million for aggregate gross proceeds of approximately $67.1 million and realized aggregate gains of approximately $34.4 million, which is included in gain on sale of marketable securities on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the six months ended June 30, 2015 and 2014, the Company did not recognize any impairment charges. As of June 30, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.04% as of June 30, 2015) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2015 and $18.7 million was outstanding as of December 31, 2014 and is included in Notes payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.19% as of June 30, 2015). The Line of Credit is collateralized by approximately 159,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million and $19.9 million as of June 30, 2015 and December 31, 2014, respectively, and is included in Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,688	$-	$-	$1,688
Marco OP and OP II Units	-	36,203	-	36,203
Corporate Bonds and Preferred Equities	-	35,422	-	35,422
MBS	-	3,922	-	3,922
Total	$1,688	$75,547	$-	$77,235

	Fair Value Measurement Using
As of December 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,772	$-	$-	$1,772
Marco OP and OP II Units	-	107,842	-	107,842
Corporate Bonds and Preferred Equities	-	40,648	-	40,648
MBS	-	4,556	-	4,556
Total	$1,772	$153,046	$-	$154,818

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2015	Maturity Date	Amount Due at Maturity	June 30, 2015	December 31, 2014

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$38,725	$39,012
Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,220	26,425
Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	51,031	51,031	51,142
St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,122	24,364
Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500
DePaul Plaza	Libor + 2.75%	3.12%	June 2020	13,494	15,500	11,746

Total mortgages payable		6.16%		$217,312	$230,098	$227,189

Libor as of June 30, 2015 and December 31, 2014 was 0.19% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2015:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$51,976	$63,151	$25,991	$1,567	$1,621	$85,792	$230,098

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $9.2 million and $11.7 million were held in restricted escrow accounts as of June 30, 2015 and December 31, 2014, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On June 1, 2015 the Company entered into a modification of its existing mortgage payable collateralized by DePaul Plaza. The modification increased the original amount of the loan from $13.0 million to $15.5 million extended the maturity date from September 2017 to June 2020 and reduced the interest rate from Libor plus 3.00% to Libor plus 2.75%. The Company received approximately $3.9 million of net proceeds in connection with the modification.

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

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million was accrued for both the three months ended June 31, 2015 and 2014 and default interest expense of $1.1 million and was accrued for both the six months ended June 30, 2015 and 2014. As a result, cumulative accrued default interest expense of approximately $6.1 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.  Although we remain in discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful. However, we do not expect to pay the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

As discussed above, the Company’s non-recourse mortgage secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017 is in default and therefore, due on demand. Additionally, the Company’s mortgage loan (outstanding principal balance of $24.1 million as of June 30, 2015) secured by the St. Augustine Outlet Center matures in April 2016. The Company currently intend to seek to refinance the existing indebtedness prior to its stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

6.	Dispositions

Disposition of limited service hotels

On January 19, 2015, the Board of Directors of the Company provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor and for the Joint Venture to acquire the Company’s membership interests in up to 11 limited service hotels (the “LVP REIT Hotels”) for an aggregate of approximately $122.4 million, plus closing and other third party transaction costs.

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

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. As of June 30, 2015, the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, and is included in investment in affiliates on the consolidated balance sheet.

On January 29, 2015, the Company, through a wholly owned subsidiary of the Operating Partnership, completed the disposition of its 100% memberships interests in a portfolio of five limited service hotels (the “Hotel I Portfolio”) to the Joint Venture for approximately $64.6 million, excluding transaction costs, or approximately $30.5 million, net of $34.1 million of debt which was repaid as part of the transaction, pursuant to five separate contribution agreements entered into with Lightstone II through the Joint Venture.

The five limited service hotels included in the Hotel I Portfolio are as follows:

•	Courtyard – Willoughby
•	Fairfield Inn - Des Moines
•	SpringHill Suites - Des Moines
•	Hampton Inn – Miami
•	Hampton Inn & Suites - Fort Lauderdale

The Company’s Revolving Credit Facility was paid off upon completion of the disposition of the Hotel I Portfolio.

On February 11, 2015, the Company, through a wholly owned subsidiary of its Operating Partnership, completed the disposition of its 100% membership interest in the Courtyard – Parsippany and its 90% membership interest in the Residence Inn - Baton Rouge for approximately $23.4 million, excluding transaction costs, or approximately $12.2 million, net of $11.6 million of debt which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to two separate contribution agreements, each dated as of February 11, 2015, entered into with Lightstone II through the Joint Venture.

The Courtyard – Parsippany Loan and the Residence Inn - Baton Rouge Loan were assumed by the subsidiaries of the Joint Venture as part of the transaction.

On June 10, 2015, the Company, through a wholly owned subsidiary of its Operating Partnership, completed the disposition of its (i) 100% membership interest in the Aloft – Rogers, (ii) 95% membership interest in the Fairfield Inn – Jonesboro and (iii) 100% membership interest in the Holiday Inn Express - Auburn for an aggregate acquisition price of approximately $28.0 million, excluding transaction costs, or approximately $12.9 million, net of $15.1 million of debt which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to three separate contribution agreements, each dated as of June 10, 2015, entered into with Lightstone II through the Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Promissory Note was assumed by the subsidiaries of the Joint Venture as part of the transaction.

On June 30, 2015, the Company through a wholly owned subsidiary of its Operating Partnership completed the disposition of its 90% membership interest in the Courtyard - Baton Rouge for an aggregate acquisition price of approximately $7.4 million, excluding closing and other related transaction costs or approximately $1.2 million, net of $6.1 million of debt which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to a contribution agreements, dated as of June 30, 2015, entered into with Lightstone II through the Joint Venture.

The Courtyard – Baton Rouge Loan was assumed by the subsidiaries of the Joint Venture as part of the transaction.

The transactions described above represent the complete disposition of the LVP REIT Hotels by the Company previously approved by the Board of Directors. The Company recognized a gain on disposition of approximately$3.1 million and $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the three and six months ended June 30, 2015.

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

The following summary presents the operating results of the LVP REIT Hotels and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$2,832	$9,449	$8,000	$17,881
Operating expenses	1,372	7,482	5,742	14,356
Operating income	1,460	1,967	2,258	3,525

Interest expense and other, net	(252)	(953)	(849)	(1,964)
Gain on disposition	2,918	-	17,322	1,610
Net income from discontinued operations	$4,126	$1,014	$18,731	$3,171

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
December 31, 2014
Net investment property	$105,610
Intangible assets, net	167
Other assets	5,728

Total assets held for sale	$111,505

Mortgages payable	$67,155
Accounts payable and accrued expenses	2,905
Other liabilities	70

Total liabilities held for sale	$70,130

7.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition fees	$-	$27	$8	$59
Asset management fees	696	711	1,407	1,424
Property management fees	293	341	582	689
Development fees and leasing commissions	69	241	480	405
Total	$1,058	$1,320	$2,477	$2,577

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

During the three and six months ended June 30, 2015, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units and are part of noncontrolling interests. Since inception through June 30, 2015, cumulative distributions declared were $16.0 million, of which $15.5 million were paid.

Preferred Investments

365 Bond Street Preferred Investment

On March 7, 2014, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company commenced making contributions during the second quarter of 2014 and as of June 30, 2015 and December 31, 2014, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified in investments in affiliates on the consolidated balance sheets.  As of June 30, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment. During the three and six months ended June 30, 2015, the Company recorded approximately $1.3 million and $2.5 million, respectively, of dividend income related to the 365 Bond Street Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

40 East End Avenue Preferred Investment

On May 14, 2015, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $30.0 million, in an affiliate of its Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable six years from the date of the Company’s final contribution and is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2015 and as of June 30, 2015 the 40 East End Preferred Investment had a balance of approximately $28.8 million and is classified in investments in affiliates on the consolidated balance sheets. As of June 30, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment. During both the three and six months ended June 30, 2015, the Company recorded approximately $0.3 million of dividend income related to the 40 East End Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$230,098	$229,904	$227,189	$228,261

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in four business segments as of June 30, 2015: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2015 and 2014 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2015 and December 31, 2014. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2014 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude the Crowe’s Crossing and the LVP REIT Hotels due to their classification as discontinued operations for all periods presented. The LVP REIT Hotels were previously included in the Company’s Hospitality Segment and Crowe’s Crossing was previously included in the Company’s Retail Segment.

Selected results of operations for the three and six months ended June 30, 2015 and 2014, and total assets as of June 30, 2015 and December 31, 2014 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,788	$4,361	$1,545	$5,782	$-	$14,476
Property operating expenses	935	1,254	480	4,253	-	6,922
Real estate taxes	353	266	134	78	-	831
General and administrative costs	-	24	(1)	48	1,065	1,136
Net operating income/(loss)	1,500	2,817	932	1,403	(1,065)	5,587
Depreciation and amortization	1,032	726	400	660	-	2,818
Operating income/(loss)	$468	$2,091	$532	$743	$(1,065)	$2,769

As of June 30, 2015:
Total Assets	$110,147	$118,673	$51,042	$27,005	$292,107	$598,974

	For the Three Months Ended June 30, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,701	$5,295	$1,898	$5,083	$-	$14,977
Property operating expenses	860	1,778	520	4,116	-	7,274
Real estate taxes	48	335	209	63	-	655
General and administrative costs	(21)	58	1	36	1,331	1,405
Net operating income/(loss)	1,814	3,124	1,168	868	(1,331)	5,643
Depreciation and amortization	1,063	1,046	453	638	-	3,200
Operating income/(loss)	$751	$2,078	$715	$230	$(1,331)	$2,443

As of December 31, 2014:
Total Assets	$105,343	$127,116	$50,635	$147,572	$243,173	$673,839

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Six Months Ended June 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,576	$8,649	$3,143	$9,939	$-	$27,307
Property operating expenses	1,849	2,628	925	8,040	1	13,443
Real estate taxes	711	531	307	157	-	1,706
General and administrative costs	(3)	82	(47)	151	2,367	2,550
Net operating income/(loss)	3,019	5,408	1,958	1,591	(2,368)	9,608
Depreciation and amortization	2,032	1,466	804	1,315	-	5,617
Operating income/(loss)	$987	$3,942	$1,154	$276	$(2,368)	$3,991

	For the Six Months Ended June 30, 2014
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,553	$10,214	$3,776	$9,259	$-	$28,802
Property operating expenses	1,627	3,730	1,032	7,971	1	14,361
Real estate taxes	387	680	418	126	-	1,611
General and administrative costs	(1)	153	(55)	97	2,873	3,067
Net operating income/(loss)	3,540	5,651	2,381	1,065	(2,874)	9,763
Depreciation and amortization	2,025	2,069	912	1,262	-	6,268
Operating income/(loss)	$1,515	$3,582	$1,469	$(197)	$(2,874)	$3,495

11.	Commitments and Contingencies

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

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

Distribution Payment

On July 15, 2015, the distribution for the three-month period ending June 30, 2015 of approximately $4.5 million was paid in cash. The distribution was paid from cash flows provided from operations.

Distribution Declaration

On August 14, 2015, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2015 to shareholders of record as of September 30, 2015.

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

Lightstone REIT has and may continue to acquire and operate in the future commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging, industrial properties and residential properties comprised of multi-family complexes.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June, 2015	Annualized Revenues based on rents at June 30, 2015	Annualized Revenues per square foot at June 30, 2015
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	330,596	79.8%	$3.8 million	$14.43
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.70
DePaul Plaza	Bridgeton, MO	1985	187,090	87.5%	$1.9 million	$11.73
		Retail Total	694,460	83.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	65.8%	$2.5 million	$11.41
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	81.9%	$1.9 million	$4.87
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	71.0%	$0.8 million	$5.91

		Industrial Total	1,006,861	74.5%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June, 2015	Annualized Revenues based on rents at June 30, 2015	Annualized Revenues per unit at June 30, 2015
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.0%	$8.2 million	$8,578
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	98.5%	$7.8 million	$40,024
		Residential Total	1,216	94.7%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June, 2015	Revenue per Available Room for the Six Months Ended June 30, 2015	Average Daily Rate For the Six Months Ended June 30, 2015
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1978	65,703	54.3%	$67.56	$124.31

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

For the Three Months Ended June 30, 2015 vs. June 30, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $0.5 million to $14.5 million for the three months ended June 30, 2015 compared to $15.0 million for the same period in 2014. The decrease primarily reflects the property disposition described above offset by an increase in revenue of approximately $0.7 million in our hospitality segment. See “Segment Results of Operations for the Three Months Ended June 30, 2015 compared to June 30, 2014” for additional information on revenues by segment.

General and administrative expenses

General and administrative expenses decreased by approximately $0.3 million to $1.1 million for the three months ended June 30, 2015 compared to $1.4 million for the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.4 million to $2.8 million for the three months ended June 30, 2015 compared to $3.2 million for the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Interest and dividend income

Interest and dividend income increased by approximately $0.5 million to $2.6 million for the three months ended June 30, 2015 compared to $2.1 million the same period in 2014. The increase was primarily attributable to a $1.2 million increase in dividend income related to our 365 Bond Street Preferred Investment and our 40 East End Avenue Preferred Investment partially offset by a $0.7 million decrease in interest and dividend income on our investments in marketable securities.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $27.8 million to a gain of $27.8 million for the three months ended June 30, 2015 compared to a loss of $7 for the same period in 2014. During the three months ended June 30, 2015 we recognized a gain on sale of marketable securities of approximately $27.8 million primarily attributable to the redemption of approximately 323,000 Marco OP Units.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $5.8 million during the three months ended June 30, 2015 compared to a income of $33 during the same period in 2014. The income for the three months ended June 30, 2015 includes approximately $5.7 million representing the Company’s portion of the net gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building on April 30, 2015.

Loss on disposition of real estate

During the second quarter of 2014 we recognized an estimated loss on disposition of real estate of approximately $2.4 million related to our industrial property in Sarasota, Florida.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Three Months Ended June 30, 2015 compared to June 30, 2014

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$2,788	$2,701	$87	3.2%
NOI	1,500	1,814	(314)	-17.3%
Average Occupancy Rate for period	83.2%	84.6%		-1.4%

The following table represents lease expirations for the Retail Segment as of June 30, 2015:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area "GLA" of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	5	19,271	208,640	3.6%	2.8%
2016	15	63,083	823,989	11.9%	11.0%
2017	5	10,854	167,495	2.2%	2.2%
2018	11	81,371	1,434,038	15.3%	19.1%
2019	16	72,207	1,399,993	13.6%	18.6%
2020	10	191,333	2,070,796	36.0%	27.5%
2021	2	18,764	254,032	3.5%	3.4%
2022	1	4,800	75,600	0.9%	1.0%
2023	1	28,000	479,920	5.3%	6.4%
2024	1	1,163	50,311	0.2%	0.7%
Thereafter	3	39,784	546,181	7.5%	7.3%
	70	530,630	7,510,995	100.0%	100.0%

Revenues increased slightly and NOI decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of an increase in real estate taxes and property operating expenses during the 2015 period.

Multi-Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$4,361	$5,295	$(934)	-17.6%
NOI	2,817	3,124	(307)	-9.8%
Average Occupancy Rate for period	95.0%	95.5%		-0.5%

Revenues and NOI decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) on September 30, 2014.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$1,545	$1,898	$(353)	-18.6%
NOI	932	1,168	(236)	-20.2%
Average Occupancy Rate for period	74.6%	85.1%		-10.5%

The following table represents lease expirations for our Industrial Segment as of June 30, 2015:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	21	237,881	373,842	31.70%	9.00%
2016	33	212,147	1,289,370	28.30%	30.90%
2017	21	103,506	638,931	13.80%	15.30%
2018	13	92,834	839,651	12.40%	20.20%
2019	3	20,448	105,435	2.70%	2.50%
2020	7	83,106	918,725	11.10%	22.10%
Thereafter	-	-	-	-	-
	98	749,922	4,165,954	100.0%	100.0%

Revenues and NOI decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of an industrial property located in Sarasota, Florida (“Sarasota”) on July 31, 2014 and the lower average occupancy rate of the remaining properties.

Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$5,782	$5,083	$699	13.8%
NOI	1,403	868	535	61.6%
Average Occupancy Rate for period	70.3%	63.8%		6.5%
Rev PAR	$89.65	$70.99	$18.66	26.3%

Revenue and NOI increased the three months ended June 30, 2015 compared to the same period in 2014 as a result of increased average occupancy and average revenue per room over the same periods.

For the Six Months Ended June 30, 2015 vs. June 30, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.5 million to $27.3 million for the six months ended June 30, 2015 compared to $28.8 million for the same period in 2014. The decrease primarily reflects the property disposition described above offset by an increase in revenue of approximately $0.7 million in our hospitality segment. See “Segment Results of Operations for the Six Months Ended June 30, 2015 compared to June 30, 2014” for additional information on revenues by segment.

General and administrative expenses

General and administrative expenses decreased by approximately $0.5 million to $2.6 million for the six months ended June 30, 2015 compared to $3.1 million the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.7 million to $5.6 million for the six months ended June 30, 2015 compared to $6.3 million the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Interest and dividend income

Interest and dividend income increased by approximately $1.7 million to $5.2 million for the six months ended June 30, 2015 compared to $3.5 million the same period in 2014. The increase was primarily attributable to the $2.4 million in increased dividend income from our Preferred Investments offset by a $0.7 million decrease in interest and dividends on our investments in marketable securities.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $33.6 million to a gain of $34.7 million for the six months ended June 30, 2015 compared to a gain of $1.1 million for the same period in 2014. During the six months ended June 30, 2015 we recognized an aggregate gain on sale of marketable securities of approximately $34.4 million primarily attributable to the redemption of an aggregate of approximately 383,000 Marco OP Units.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $5.8 million during the six months ended June 30, 2015 compared to a loss of $0.1 million during the same period in 2014. The income for the six months ended June 30, 2015 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building.

Loss on disposition of real estate

During the second quarter of 2014 we recognized an estimated loss on disposition of real estate of approximately $2.4 million related to our industrial property in Sarasota, Florida.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Six Months Ended June 30, 2015 compared to June 30, 2014

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$5,576	$5,553	$23	0.4%
NOI	3,019	3,540	(521)	-14.7%
Average Occupancy Rate for period	82.8%	83.9%		-1.1%

Revenues were flat and NOI decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of an increase in real estate taxes and property operating expenses during the 2015 period.

Multi-Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$8,649	$10,214	$(1,565)	-15.3%
NOI	5,408	5,651	(243)	-4.3%
Average Occupancy Rate for period	94.9%	94.7%		0.2%

Revenues and NOI decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) on September 30, 2014.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$3,143	$3,776	$(633)	-16.8%
NOI	1,958	2,381	(423)	-17.8%
Average Occupancy Rate for period	76.0%	85.8%		-9.8%

Revenues and NOI decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of an industrial property located in Sarasota, Florida (“Sarasota”) on July 31, 2014 and the lower average occupancy rate of the remaining properties.

Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$9,939	$9,259	$680	7.3%
NOI	1,591	1,065	526	49.4%
Average Occupancy Rate for period	54.3%	50.1%		4.2%
Rev PAR	$67.56	$57.44	$10.12	17.6%

Revenue and NOI increased the six months ended June 30, 2015 compared to the same period in 2014 as a result of increased average occupancy and average revenue per room over the same periods.

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

We currently have $230.1 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2015, our total borrowings of $248.7 million represented 67% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition fees	$-	$27	$8	$59
Asset management fees	696	711	1,407	1,424
Property management fees	293	341	582	689
Development fees and leasing commissions	69	241	480	405
Total	$1,058	$1,320	$2,477	$2,577

As of June 30, 2015, we had approximately $142.9 million of cash and cash equivalents on hand and $77.2 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows provided by operating activities	$10,004	$13,029
Cash flows provided by/(used in) investing activities	142,053	(6,616)
Cash flows used in financing activities	(63,669)	(21,527)
Net change in cash and cash equivalents	88,388	(15,114)

Cash and cash equivalents, beginning of the period	54,529	52,899
Cash and cash equivalents, end of the period	$142,917	$37,785

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

Operating activities

Net cash flows provided by operating activities of $10.0 million for the six months ended June 30, 2015 consists of the following:

•	cash inflows of approximately $7.9 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $0.8 million associated with the net changes in operating assets and liabilities and

•	cash inflows of approximately $1.3 million from discontinued operations.

Investing activities

The net cash provided by investing activities of $142.1 million for the six months ended June 30, 2015 consists primarily of the following:

•	purchases of investment property of approximately $2.2 million;

•	funds released from restricted escrows of approximately $1.0 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street and 40 East End Avenue of $34.3 million;

•	net proceeds from the sale and purchase of marketable securities of $72.9 million;

•	distributions from our investment in 1407 Broadway of $15.2 million;

•	contributions of $1.6 million to our investment in 1407 Broadway;

•	contributions of $1.5 million to our Joint Venture with Lightstone II and

•	cash inflows of approximately $92.4 million from discontinued operations, consisting primarily of net proceeds from the sale of the LVP REIT Hotels.

Financing activities

The net cash used by financing activities of approximately $63.7 million for the six months ended June 30, 2015 is primarily related to the following:

•	distributions to our common shareholders of $7.6 million

•	redemptions and cancellation of common stock and noncontrolling interests of $1.5 million;

•	distributions to our noncontrolling interests of $3.1 million;

•	net proceeds from mortgages payable of $2.9 million;

•	net payments on our notes payable of $20.0 million and

•	cash outflows of approximately $34.3 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of the LVP REIT Hotels.

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

Preferred Investments

365 Bond Street Preferred Investment

On March 7, 2014, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by us upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. We commenced making contributions during the second quarter of 2014 and as of June 30, 2015, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and is classified in investments in affiliates on the consolidated balance sheets. As of June 30, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment.

40 East End Avenue Preferred Investment

On May 14, 2015, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable six years from the date of our final contribution and is classified as a held-to-maturity security and is recorded at cost. We commenced making contributions during the second quarter of 2015 and as of June 30, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in affiliates on the consolidated balance sheets.  As of June 30, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2015.

Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Payable	$51,976	$63,151	25,991	$1,567	$1,621	$85,792	$230,098
Interest Payments[1]	4,569	7,127	3,943	3,785	3,719	15,766	38,909

Total Contractual Obligations	$56,545	$70,278	$29,934	$5,352	$5,340	$101,558	$269,007

1)	The debt associated with the Gulf Coast Industrial Portfolio is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

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

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and was accrued for both the three months ended June 31, 2015 and 2014 and default interest expense of $1.1 million and was accrued for both the six months ended June 30, 2015 and 2014. As a result, cumulative accrued default interest expense of approximately $6.1 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.  Although we remain in discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful. However, we do not expect to pay the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

As discussed above, our non-recourse mortgage secured by the Gulf Coast Industrial Portfolio, which was originally due in February 2017 is in default and therefore, due on demand. Additionally, our mortgage loan (outstanding principal balance of $24.1 million as of June 30, 2015) secured by the St. Augustine Outlet Center matures in April 2016. We currently intend to seek to refinance the existing indebtedness prior to its stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.04% as of June 30, 2015) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2015.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.19% as of June 30, 2015). The Line of Credit is collateralized by approximately 159,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2015 and is included in Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income/(loss)	$39,816	$(325)	$61,599	$1,737
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,818	3,200	5,617	6,268
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	304	854	1,295	1,671
Adjustments to equity in earnings from unconsolidated entities, net	(6,097)	-	(6,097)	-
Loss on disposal of investment property	-	2,354	-	2,354
Discontinued operations:
Gain on disposal of investment property	(3,538)	-	(17,547)	(1,722)
Depreciation and amortization of real estate assets	-	1,020	-	1,921

FFO	33,303	7,103	44,867	12,229
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	14	(45)	107
Amortization of above or below market leases and liabilities(2)	(51)	(73)	(125)	(107)
Loss on debt extinguishment	376	-	600	112
Accretion of discounts and amortization of premiums on debt investments	83	453	464	550
Mark-to-market adjustments(3)	(27,817)	7	(34,740)	(1,160)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
(Gain)/loss on sale of marketable securities	-	-	-	-

MFFO	5,894	7,504	11,021	11,731
Straight-line rent(5)	$(122)	$(84)	$(355)	$(22)
MFFO - IPA recommended format(6)	$5,772	$7,420	$10,666	$11,709

Net (loss)/income	$39,816	$(325)	$61,599	$1,737
Less: loss attributable to noncontrolling interests	(3,467)	(224)	(4,094)	(376)
Net (loss)/income applicable to company's common shares	$36,349	$(549)	$57,505	$1,361
Net (loss)/income per common share, basic and diluted	$1.40	$(0.02)	$2.22	$0.05

FFO	$33,303	$7,103	$44,867	$12,229
Less: FFO attributable to noncontrolling interests	(3,511)	(612)	(4,136)	(1,063)
FFO attributable to company's common shares	$29,792	$6,491	$40,731	$11,166
FFO per common share, basic and diluted	$1.15	$0.25	$1.57	$0.43

MFFO - IPA recommended format	$5,772	$7,420	$10,666	$11,709
Less: MFFO attributable to noncontrolling interests	(513)	(691)	(1,011)	(1,155)
MFFO attributable to company's common shares	$5,259	$6,729	$9,655	$10,554

Weighted average number of common shares outstanding, basic and diluted	25,894	25,785	25,916	25,766

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(516)	$(514)	$(1,027)	$(1,022)
Allocations to noncontrolling interests	10	10	20	20
Total after allocations to noncontrolling interests	$(506)	$(504)	$(1,007)	$(1,002)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we remain in discussions with the lender to restructure the terms of the non-recourse mortgage loan and do not expect to pay the default interest.

Excluding the impact of this unusual item from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $5,765 and $7,233 for the three months ended June 31, 2015 and 2014, respectively and $10,662 and $11,556 for the six months ended June 31, 2015 and 2014, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2015

FFO attributable to Company’s common shares	$147,591
Distributions	$154,088

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date June 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions
Distribution period:
Date distribution declared			May 13, 2015		March 27, 2015

Date distribution paid			July 15, 2015		April 15, 2015

Distributions paid	$9,001		$4,522		$4,479
Distributions reinvested	-		-		-
Total Distributions	$9,001		$4,522		$4,479

Source of distributions:
Cash flows provided by operations	$9,001	100%	$4,522	100%	$4,479	100%
Offering proceeds	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	-	-	-	-	-	0%
Total Sources	$9,001	100%	$4,522	100%	$4,479	100%

Cash flows provided by operations (GAAP basis)	$10,004		$5,180		$4,824

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	-		-		-

	Year to Date June 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions
Distribution period:
Date distribution declared			May 14, 2014		March 28, 2014

Date distribution paid			July 15, 2014		April 15, 2014

Distributions paid	$6,108		$3,075		$3,033
Distributions reinvested	2,838		1,428		1,410
Total Distributions	$8,946		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$6,108	68%	$3,075	68%	$3,033	68%
Offering proceeds	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	2,838	32%	1,428	32%	1,410	32%
Total Sources	$8,946	100%	$4,503	100%	$4,443	100%

Cash flows provided by operations (GAAP basis)	$13,029		$7,543		$5,486

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	253		127		126

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2015, we held various marketable securities with a fair value of approximately $77.2 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of June 30, 2015, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $7.7 million.

The following table shows the contractually scheduled principal maturities during the next five years and thereafter as of June 30, 2015:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$51,976	$63,151	$25,991	$1,567	$1,621	$85,792	$230,098

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$230,098	$229,904	$227,189	$228,261

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

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

