Form 10-Q
period 2015-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2015-11-13
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐  No ☑

As of November 10, 2015, there were approximately 25.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)

Assets
Land and improvements	$68,793	$68,606
Building and improvements	237,614	227,427
Furniture and fixtures	17,010	16,567
Construction in progress	701	2,317
Gross investment property	324,118	314,917
Less accumulated depreciation	(47,580)	(40,166)
Net investment property	276,538	274,751
Investment in unconsolidated affiliated real estate entity	1,989	9,846
Investments in affiliates	75,987	36,637
Cash and cash equivalents	135,793	54,529
Marketable securities, available for sale	79,007	154,818
Restricted escrows	8,922	8,809
Tenant accounts receivable (net of allowance for doubtful accounts of $325 and $327, respectively)	1,833	1,853
Mortgage receivable	5,075	5,179
Intangible assets, net	1,199	1,546
Prepaid expenses and other assets	8,670	14,366
Assets held for sale	-	111,505

Total Assets	$595,013	$673,839

Liabilities and Stockholders' Equity
Mortgages payable	$229,376	$227,189
Notes payable	18,625	38,582
Accounts payable, accrued expenses and other liabilities	15,518	12,293
Due to sponsor	-	802
Tenant allowances and deposits payable	2,550	2,314
Distributions payable	4,548	4,566
Deferred rental income	1,095	1,167
Acquired below market lease intangibles, net	646	793
Liabilities held for sale	-	70,130
Total Liabilities	272,358	357,836
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,758 and 25,850 shares issued and outstanding, respectively	257	258
Additional paid-in-capital	203,256	204,022
Accumulated other comprehensive income	16,739	50,671
Accumulated surplus	70,665	25,814
Total Company's stockholders' equity	290,917	280,765
Noncontrolling interests	31,738	35,238
Total Stockholders' Equity	322,655	316,003
Total Liabilities and Stockholders' Equity	$595,013	$673,839

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Rental income	$11,302	$11,812	$30,996	$32,895
Tenant recovery income	1,120	1,272	3,234	3,507
Other service income	2,312	2,175	7,811	7,659
Total revenues	14,734	15,259	42,041	44,061
Expenses:
Property operating expenses	7,563	7,177	21,006	21,538
Real estate taxes	860	1,165	2,566	2,776
General and administrative costs	1,349	1,502	3,899	4,569
Depreciation and amortization	2,955	2,867	8,572	9,135
Total operating expenses	12,727	12,711	36,043	38,018
Operating income	2,007	2,548	5,998	6,043
Other income, net	216	266	1,048	1,072
Mark to market adjustment on derivative financial instruments	(255)	52	(407)	(111)
Interest and dividend income	3,015	7,969	8,217	11,519
Interest expense	(3,811)	(3,941)	(11,360)	(11,767)
(Loss)/gain on sale of marketable securities (includes
loss/(gain) of $6, $19, ($41,492) and ($515), respectively, of accumulated other comprehensive income reclassifications)	(12)	207	34,728	1,367
Gain on disposition of unconsolidated affiliated real estate entities	-	4,418	-	4,418
Gain on disposition of real estate	-	11,483	-	9,129
Income from investments in unconsolidated affiliated real estate entity	-	418	5,804	316
Net income from continuing operations	1,160	23,420	44,028	21,986

Net income from discontinued operations	-	1,047	18,731	4,218
Net income	1,160	24,467	62,759	26,204

Less: net income attributable to noncontrolling interests	(265)	(1,342)	(4,359)	(1,718)
Net income attributable to Company's common shares	$895	$23,125	$58,400	$24,486

Basic and diluted net income per Company's common share:
Continuing operations	$0.03	$0.86	$1.54	$0.79
Discontinued operations	-	0.04	0.72	0.16

Net income per Company’s common share, basic and diluted	$0.03	$0.90	$2.26	$0.95

Weighted average number of common shares outstanding, basic and diluted	25,793	25,785	25,874	25,772

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,160	$24,467	$62,759	$26,204

Other comprehensive income/(loss):
Unrealized gain /(loss) on available for sale securities	1,945	(8,255)	4,057	8,563
Reclassification adjustment for loss/(gain) included in net income	6	19	(41,492)	(515)

Other comprehensive income/(loss)	1,951	(8,236)	(37,435)	8,048

Comprehensive income	3,111	16,231	25,324	34,252

Less: Comprehensive income attributable to noncontrolling interests	(486)	(685)	(856)	(2,534)

Comprehensive income attributable to Company's common shares	$2,625	$15,546	$24,468	$31,718

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Surplus	Interests	Total Equity

BALANCE, December 31, 2014	25,850	$258	$204,022	$50,671	$25,814	$35,238	$316,003
Net income	-	-	-	-	58,400	4,359	62,759
Other comprehensive loss	-	-	-	(33,932)	-	(3,503)	(37,435)

Distributions declared	-	-	-	-	(13,549)	-	(13,549)
Distributions paid to noncontrolling interests	-	-	-	-	-	(4,400)	(4,400)
Contributions received from noncontrolling interests	-	-	-	-	-	219	219
Redemption and cancellation of shares and noncontrolling interests	(222)	(2)	(2,218)	-	-	(175)	(2,395)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, September 30, 2015	25,758	$257	$203,256	$16,739	$70,665	$31,738	$322,655

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,759	$26,204
Less net income – discontinued operations	18,731	4,218
Net income – continuing operations	44,028	21,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,572	9,135
Mark to market adjustment on derivative financial instruments	407	111
Gain on sale of marketable securities	(34,728)	(1,367)
Income from investments in unconsolidated affiliated real estate entities	(5,804)	(316)
Gain on disposition of unconsolidated affiliated real estate entities	-	(4,418)
Gain on disposition of real estate	-	(9,129)
Other non-cash adjustments	(92)	(14)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	697	620
(Increase)/decrease in tenant and other accounts receivable	(6)	465
Increase in accounts payable and accrued expenses	2,402	2,149
Decrease in due to sponsor	(326)	(298)
Increase/(decrease) in tenant allowance and security deposits payable	(27)	207
(Decrease)/increase in deferred rental income	(72)	137
Net cash provided by operating activities – continuing operations	15,051	19,268
Net cash provided by operating activities – discontinued operations	1,259	6,556
Net cash provided by operating activities	16,310	25,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(4,971)	(2,547)
Investments in affiliates	(39,336)	(21,837)
Purchase of marketable securities	(5,113)	(21,635)
Settlement of derivative financial instrument	-	(3,543)
Contributions to investment in unconsolidated affiliated real estate entities	(1,568)	-
Collections on mortgage receivable	104	98
Proceeds from sale of marketable securities	78,217	32,196
Proceeds from sale of investment property	-	37,051
Proceeds from disposition of investment in unconsolidated affiliated real estate entity	-	4,418
Distribution from investments in unconsolidated affiliates	15,230	663
Deposit/(refund) for purchase of real estate, net	170	(50)
Release of restricted escrows	464	6,051
Net cash provided by investing activities – continuing operations	43,197	30,865
Net cash provided by investing activities – discontinued operations	92,425	3,636
Net cash provided by investing activities	135,622	34,501

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(1,676)	(28,441)
Payment of loan fees and expenses	(69)	(70)
Redemption and cancellation of common stock	(2,220)	(5,051)
Proceeds from mortgage financing	3,863	778
Payments on notes payable	(19,957)	(1,069)
Contributions received from noncontrolling interests	219	199
Distributions paid to noncontrolling interests	(4,400)	(2,870)
Distributions paid to Company's common stockholders	(12,114)	(9,184)
Net cash used in financing activities – continuing operations	(36,354)	(45,708)
Net cash used in financing activities – discontinued operations	(34,314)	(8,467)
Net cash used in financing activities	(70,668)	(54,175)

Net change in cash and cash equivalents	81,264	6,150
Cash and cash equivalents, beginning of period	54,529	52,899
Cash and cash equivalents, end of period	$135,793	$59,049

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,485	$12,555
Distributions declared	$13,549	$13,498
Value of shares issued from distribution reinvestment program	$1,453	$4,287
Non-cash purchase of investment property	$774	$86
Debt assumed by purchaser on disposition	$32,800	$-
Assignment of Minority interest loans to purchaser on disposition	$547	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2015.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, Inc., under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, David Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP, LLC, which has subordinated profits interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT or the Operating Partnership.

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

As of September 30, 2015, on a collective basis, the Company wholly or majority owned and consolidates the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, 5 multi-family residential properties containing a total of 1,216 units, and 1 hotel hospitality property containing a 363 rooms. All of the Company’s properties are located within the United States. As of September 30, 2015, the retail properties, the industrial properties and the multi-family residential properties were 90%, 73% and 94% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $81 (whole dollars) and occupancy was 64% for the nine months ended September 30, 2015.

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

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties’ (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented.   Additionally, the associated assets and liabilities of the LVP REIT Hotels are classified as held for sale in the consolidated balance sheet as of December 31, 2014. Also, during the nine months ended September 30, 2015, the Company completed the disposition of the LVP REIT Hotels to a related party (See Note 6). We recognized a gain on disposition of approximately $17.3 million, which is included in discontinued operations during the nine months ended September 30, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Noncontrolling Interests

As of September 30, 2015, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”).

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but did not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	September 30, 2015	December 31, 2014
1407 Broadway Mezz II, LLC ("1407 Broadway")	January 4, 2007	49.0%	$1,989	$9,846

1407 Broadway

The Company has a 49.0% ownership in 1407 Broadway. On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the nine months ended September 30, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during the nine months ended September 30, 2015, of which the Company’s share was approximately $15.1 million.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenue	$-	$10,646	$13,510	$30,528

Property operating expenses	-	7,547	9,439	22,596
Depreciation and amortization	-	1,808	2,644	5,219
Operating income	-	1,291	1,427	2,713

Interest expense and other, net	-	(539)	(1,343)	(2,413)

Gain on disposition	-	-	9,891	-

Net income	$-	$752	$9,975	$300

Company's share of net income	$-	$418	$5,804	$316

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

	As of	As of
	September 30, 2015	December 31, 2014

Real estate, at cost (net)	$-	$121,304
Intangible assets	-	28
Cash and restricted cash	5,959	8,951
Other assets	-	22,673

Total assets	$5,959	$152,956

Mortgage payable	$-	$126,000
Other liabilities	551	13,342
Member capital	5,408	13,614

Total liabilities and members' capital	$5,959	$152,956

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$384	$-	$1,789
Marco OP Units and Marco II OP Units	19,227	19,215	-	38,442
Corporate Bonds and Preferred Equities	35,880	326	(1,154)	35,052
Mortgage Backed Securities ("MBS")	4,024	-	(300)	3,724
Total	$60,536	$19,925	$(1,454)	$79,007

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$367	$-	$1,772
Marco OP Units and Marco II OP Units	51,970	55,872	-	107,842
Corporate Bonds and Preferred Equities	40,705	898	(955)	40,648
Mortgage Backed Securities ("MBS")	4,832	-	(276)	4,556
Total	$98,912	$57,137	$(1,231)	$154,818

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

During the nine months ended September 30, 2015, the Company redeemed an aggregate of approximately 383,000 Marco OP units with a cost basis of approximately $32.7 million for aggregate gross proceeds of approximately $67.1 million and realized aggregate gains of approximately $34.4 million, which is included in gain on sale of marketable securities on the consolidated statements of operations.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the nine months ended September 30, 2015 and 2014, the Company did not recognize any impairment charges. As of September 30, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.04% as of September 30, 2015) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2015 and $18.7 million was outstanding as of December 31, 2014 and is included in Notes payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.54% as of September 30, 2015). The Line of Credit is collateralized by approximately 159,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million and $19.9 million as of September 30, 2015 and December 31, 2014, respectively, and is included in Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,789	$-	$-	$1,789
Marco OP and OP II Units	-	38,442	-	38,442
Corporate Bonds and Preferred Equities	-	35,052	-	35,052
MBS	-	3,724	-	3,724
Total	$1,789	$77,218	$-	$79,007

	Fair Value Measurement Using
As of December 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,772	$-	$-	$1,772
Marco OP and OP II Units	-	107,842	-	107,842
Corporate Bonds and Preferred Equities	-	40,648	-	40,648
MBS	-	4,556	-	4,556
Total	$1,772	$153,046	$-	$154,818

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

5.	Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2015	Maturity Date	Amount Due at Maturity	September 30, 2015	December 31, 2014

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$38,585	$39,012

Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,120	26,425

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,772	50,772	51,142

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	24,001	24,364

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.06%	June 2020	13,494	15,398	11,746

Total mortgages payable		6.10%		$217,053	$229,376	$227,189

Libor as of September 30, 2015 and December 31, 2014 was 0.19% and 0.17%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

 The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2015:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$51,254	$63,151	$25,991	$1,567	$1,621	$85,792	$229,376

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $8.9 million and $11.7 million were held in restricted escrow accounts as of September 30, 2015 and December 31, 2014, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On June 1, 2015 the Company entered into a modification of its existing mortgage payable collateralized by DePaul Plaza. The modification increased the original amount of the loan from $13.0 million to $15.5 million, extended the maturity date from September 2017 to June 2020 and reduced the interest rate from Libor plus 3.00% to Libor plus 2.75%. The Company received approximately $3.9 million of net proceeds in connection with the modification.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default by the special servicer during 2012 and is due on demand as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the loan was in default and although originally due in February 2017 is now due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million was accrued for both the three months ended September 31, 2015 and 2014 and default interest expense of $1.6 million was accrued for both the nine months ended September 30, 2015 and 2014. As a result, cumulative accrued default interest expense of approximately $6.6 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $24.0 million as of September 30, 2015) secured by the St. Augustine Outlet Center matures in April 2016 and our mortgage loan (outstanding principal balance of $38.6 million as of September 30, 2015) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016. The Company currently intends to seek to refinance such existing indebtedness prior to its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. As of September 30, 2015, the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, and is included in investment in affiliates on the consolidated balance sheet.

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

The transactions described above represent the complete disposition of the LVP REIT Hotels by the Company previously approved by the Board of Directors. The Company recognized a gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the nine months ended September 30, 2015.

During the fourth quarter of 2013, Crowe’s Crossing met the criteria to be classified as held for sale. The operating results of Crowe’s Crossing have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  Additionally, the associated assets and liabilities of Crowe’s Crossing were classified as held for sale in the consolidated balance sheet as of December 31, 2013.

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million. The Company recognized a gain on disposition of approximately $1.6 million, which is included in discontinued operations during the nine months ended September 30, 2014.

The following summary presents the operating results of the LVP REIT Hotels and Crowe’s Crossing included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$9,416	$8,000	$27,297
Operating expenses	-	7,476	5,742	21,832
Operating income	-	1,940	2,258	5,465

Interest expense and other, net	-	(893)	(849)	(2,857)
Gain on disposition	-	-	17,322	1,610
Net income from discontinued operations	$-	$1,047	$18,731	$4,218

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition fees	$-	$23	$8	$82
Asset management fees	601	712	2,008	2,136
Property management fees	298	356	880	1,045
Development fees and leasing commissions	668	39	1,147	444
Total	$1,567	$1,130	$4,043	$3,707

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

As discussed further in Note 6, the Company entered into a transaction with Lightstone II.

During the three and nine months ended September 30, 2015, distributions of $0.5 million and $1.6 million were declared and paid on the SLP units and are part of noncontrolling interests and from inception through September 30, 2015, cumulative distributions declared were $16.6 million, of which $16.0 million were paid.

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

The Company commenced making contributions during the second quarter of 2014 and as of September 30, 2015 and December 31, 2014, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified in investments in affiliates on the consolidated balance sheets.  As of September 30, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment. During the three and nine months ended September 30, 2015, the Company recorded approximately $1.3 million and $3.8 million, respectively, of dividend income related to the 365 Bond Street Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

40 East End Avenue Preferred Investment

On May 14, 2015, the Company entered into an agreement with various related party entities pursuant to which it committed to make contributions of up to $30.0 million, in an affiliate of its Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable at the earlier of six years from the date of the Company’s final contribution or May 14, 2023, and is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2015 and as of September 30, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in affiliates on the consolidated balance sheets. As of September 30, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment. During both the three and nine months ended September 30, 2015, the Company recorded approximately $0.6 million and $0.9 million, respectively, of dividend income related to the 40 East End Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

30-02 39th Avenue Preferred Investment

On August 14, 2015, the Company entered into certain agreements pursuant to which it committed to make aggregate preferred equity contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they intend to construct a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that are entitled to monthly preferred distributions between 9% and 12% per annum, is redeemable by the Company six years from the date of the agreements, and is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the third quarter of 2015 and as of September 30, 2015, the 30-02 39th Avenue Preferred Investment had an outstanding balance of $3.5 million, which is classified in investments in affiliates on the consolidated balance sheet. As of September 30, 2015, an aggregate of $46.5 million of additional contributions were unfunded related to the 30-02 39th Avenue Preferred Investment. During both the three and nine months ended September 30, 2015, the Company recorded approximately $42 of dividend income related to the 30-02 39th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$229,376	$231,062	$227,189	$228,261

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in four business segments as of September 30, 2015: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2015 and 2014 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2015 and December 31, 2014. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2014 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

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

Selected results of operations for the three and nine months ended September 30, 2015 and 2014, and total assets as of September 30, 2015 and December 31, 2014 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,911	$4,367	$1,584	$5,872	$-	$14,734

Property operating expenses	1,011	1,474	527	4,550	1	7,563
Real estate taxes	356	265	168	71	-	860
General and administrative costs	10	49	(3)	85	1,208	1,349

Net operating income/(loss)	1,534	2,579	892	1,166	(1,209)	4,962

Depreciation and amortization	1,155	726	401	673	-	2,955

Operating income/(loss)	$379	$1,853	$491	$493	$(1,209)	$2,007

As of September 30, 2015:
Total Assets	$109,954	$115,957	$50,412	$27,049	$291,641	$595,013

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30, 2014
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,945	$5,282	$1,897	$5,135	$-	$15,259

Property operating expenses	814	1,733	565	4,064	1	7,177
Real estate taxes	389	510	204	62	-	1,165
General and administrative costs	8	56	36	43	1,359	1,502

Net operating income/(loss)	1,734	2,983	1,092	966	(1,360)	5,415

Depreciation and amortization	945	867	417	638	-	2,867

Operating income/(loss)	$789	$2,116	$675	$328	$(1,360)	$2,548

As of December 31, 2014:
Total Assets	$105,343	$127,116	$50,635	$147,572	$243,173	$673,839

	For the Nine Months Ended September 30, 2015
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,487	$13,016	$4,727	$15,811	$-	$42,041

Property operating expenses	2,860	4,102	1,452	12,590	2	21,006
Real estate taxes	1,067	796	475	228	-	2,566
General and administrative costs	7	131	(50)	236	3,575	3,899

Net operating income/(loss)	4,553	7,987	2,850	2,757	(3,577)	14,570

Depreciation and amortization	3,187	2,192	1,205	1,988	-	8,572
Operating income/(loss)	$1,366	$5,795	$1,645	$769	$(3,577)	$5,998

	For the Nine Months Ended September 30, 2014
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,498	$15,496	$5,673	$14,394	$-	$44,061

Property operating expenses	2,441	5,463	1,597	12,035	2	21,538
Real estate taxes	776	1,190	622	188	-	2,776
General and administrative costs	7	210	(19)	139	4,232	4,569

Net operating income/(loss)	5,274	8,633	3,473	2,032	(4,234)	15,178

Depreciation and amortization	2,970	2,936	1,329	1,900	-	9,135
Operating income/(loss)	$2,304	$5,697	$2,144	$132	$(4,234)	$6,043

11.	Commitments and Contingencies

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

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone has filed a motion of summary judgement on all counts and will continue to defend the case vigorously.

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

Loan Collection Guaranties

The Operating Partnership and PRO (collectively, the “LVP Parties”) have provided and will continue to have the opportunity to provide guaranties of collection (the “Loan Collection Guaranties”) with respect to draws made under revolving credit facilities (or indebtedness incurred to refinance the revolving credit facilities) by Simon in connection with the closing of certain contribution transactions related to the LVP Parties’ ownership interests in (i) Mill Run LLC (“Mill Run”) and Prime Outlets Acquisition Company (“POAC” and collectively, the “POAC/Mill Run Transaction”) and (ii) Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH” and collectively, the “Outlet Centers Transaction”). The Loan Collection Guaranties are required for at least four years following the closings of POAC/Mill Run Transaction and the Outlet Centers Transaction, which closed on August 30, 2010 and December 4, 2012, respectively. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amounts outstanding under the revolving credit facilities have been accelerated, and the lender have failed to collect the full amounts outstanding under the revolving credit facilities after exhausting other remedies. The maximum amounts of the Loan Collection Guaranties will be reduced by the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.

12.	Subsequent Events

Distribution Payment

On October 15, 2015, the distribution for the three-month period ending September 30, 2015 of approximately $4.5 million was paid in cash. The distribution was paid from cash flows provided from operations.

Distribution Declaration

On November 13, 2015, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2016 to shareholders of record as of December 31, 2015.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of September 30, 2015	Annualized Revenues based on rents at September 30, 2015	Annualized Revenues per square foot at September 30, 2015
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,467	92.8%	$4.1 million	$13.14
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.67
DePaul Plaza	Bridgeton, MO	1985	187,090	87.5%	$1.9 million	$11.73
		Retail Total	699,331	89.9%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	64.1%	$2.5 million	$11.53
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	78.8%	$1.8 million	$4.60
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	72.8%	$0.8 million	$6.07
		Industrial Total	1,006,861	72.7%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2015	Annualized Revenues based on rents at September 30, 2015	Annualized Revenues per unit at September 30, 2015
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	94.3%	$8.3 million	$8,670
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	93.5%	$8.0 million	$43,251
		Residential Total	1,216	94.2%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of September 30, 2015	Revenue per Available Room for the Nine Months Ended September 30, 2015	Average Daily Rate For the Nine Months Ended September 30, 2015
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1978	99,099	63.8%	$80.72	$126.54

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

For the Three Months Ended September 30, 2015 vs. September 30, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $0.6 million to $14.7 million for the three months ended September 30, 2015 compared to $15.3 million for the same period in 2014. The decrease primarily reflects the property dispositions described above offset by an increase in revenue of approximately $0.7 million in our hospitality segment. See “Segment Results of Operations for the Three Months Ended September 30, 2015 compared to September 30, 2014” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.4 million to $7.6 million for the three months ended September 30, 2015 compared to $7.2 million for the same period in 2014. The increase reflects higher property operating expenses of $0.2 million and $0.5 million in our Retail Segment and Hospitality Segment, respectively, partially offset by the impact resulting from the property dispositions described above.

Real estate taxes

Real estate taxes decreased by $0.3 million to $0.9 million for the three months ended September 30, 2015 compared to $1.2 million for the same period in 2014. The decrease reflects the dispositions described above.

General and administrative costs

General and administrative costs decreased by approximately $0.2 million to $1.3 million for the three months ended September 30, 2015 compared to $1.5 million for the same period in 2014. The decrease is primarily attributable to the property dispositions described above.

Depreciation and Amortization

Depreciation and amortization was relatively flat at $3.0 million for the three months ended September 30, 2015 compared to $2.9 million for the same period in 2014.

Interest and dividend income

Interest and dividend income decreased by approximately $5.0 million to $3.0 million for the three months ended September 30, 2015 compared to $8.0 million for the same period in 2014. During the third quarter of 2014, we received an aggregate non-recurring special dividend related to our Marco OP Units of $5.7 million. Excluding this special dividend, our interest and dividend income increased by $0.7 million in the 2015 period due to an aggregate $1.2 million increase in dividend income from our investments in affiliates partially offset by a $0.5 million decrease in interest and dividend income on our investments in marketable securities.

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively flat at $3.8 million for the three months ended September 30, 2015 compared to $3.9 million for the same period in 2014.

Gain on disposition of unconsolidated affiliated real estate entities

During the third quarter of 2014, we received a final distribution of $4.4 million related to certain final true-ups and adjustments pursuant to the terms of the disposition of their ownership interests in an outlet center located in Grand Prairie, Texas, an outlet center located in Livermore, California and a parcel of land adjacent to the Livermore Outlet Center (the “Livermore Land Parcel” and collectively, the “Outlet Centers Transactions”) , as well as additional consideration for the Livermore Land Parcel and recognized a gain on disposition of unconsolidated affiliated real estate entities in our consolidated statements of operations.

Gain on disposition of real estate

During the third quarter of 2014 we recognized a gain on disposition of real estate of approximately $11.5 million related to the disposition of the Camden Multi-Family Properties.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. During the second quarter of 2015 the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building.

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

Segment Results of Operations for the Three Months Ended September 30, 2015 compared to September 30, 2014

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$2,911	$2,945	$(34)	-1.2%
NOI	1,534	1,734	(200)	-11.5%
Average Occupancy Rate for period	88.8%	82.4%		6.4%

The following table represents lease expirations for the Retail Segment as of September 30, 2015:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area "GLA" of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	5	19,271	208,640	3.4%	2.7%
2016	14	60,925	778,500	10.6%	10.0%
2017	5	10,854	168,345	1.9%	2.2%
2018	11	81,371	1,435,813	14.2%	18.4%
2019	16	72,207	1,400,672	12.6%	18.0%
2020	11	204,457	2,276,321	35.6%	29.1%
2021	2	18,764	254,032	3.3%	3.3%
2022	1	4,800	75,600	0.8%	1.0%
2023	1	28,000	479,920	4.9%	6.2%
2024	1	1,163	50,311	0.2%	0.6%
Thereafter	6	71,854	665,173	12.5%	8.5%
	73	573,666	7,793,327	100.0%	100.0%

Revenues decreased slightly and NOI decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily as a result of an increase in real estate taxes and property operating expenses during the 2015 period.

Multi-Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$4,367	$5,282	$(915)	-17.3%
NOI	2,579	2,983	(404)	-13.5%
Average Occupancy Rate for period	94.6%	95.1%		-0.5%

Revenues and NOI decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of the Camden Multi-Family Properties on September 30, 2014.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$1,584	$1,897	$(313)	-16.5%
NOI	892	1,092	(200)	-18.3%
Average Occupancy Rate for period	74.0%	83.5%		-9.5%

The following table represents lease expirations for our Industrial Segment as of September 30, 2015:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2015	13	150,961	40,018	20.6%	0.9%
2016	34	217,195	1,316,444	29.7%	31.1%
2017	22	106,951	645,442	14.6%	15.2%
2018	19	149,503	1,184,382	20.4%	27.9%
2019	3	20,448	105,435	2.8%	2.5%
2020	9	87,361	950,868	11.9%	22.4%
Thereafter	-	-	-	0.0%	0.0%
	100	732,419	4,242,589	100.0%	100.0%

Revenues and NOI decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of an industrial property located in Sarasota, Florida (“Sarasota”) on July 31, 2014 and the lower average occupancy rate of the remaining properties.

Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$5,872	$5,135	$737	14.4%
NOI	1,166	966	200	20.7%
Average Occupancy Rate for period	82.4%	76.2%		6.2%
Rev PAR	$106.61	$88.69	$17.92	20.2%

Revenue and NOI increased the three months ended September 30, 2015 compared to the same period in 2014 as a result of increased average occupancy and average revenue per room over the same periods.

For the Nine Months Ended September 30, 2015 vs. September 30, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $2.0 million to $42.0 million for the nine months ended September 30, 2015 compared to $44.0 million for the same period in 2014. The decrease reflects the property dispositions described above partially offset by an increase of approximately $1.4 million in our Hospitality Segment. See “Segment Results of Operations for the Nine Months Ended September 30, 2015 compared to September 30, 2014” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $0.5 million to $21.0 million for the nine months ended September 30, 2015 compared to $21.5 million for the same period in 2014. The decrease reflects the property dispositions described above partially offset by increases of approximately $0.5 million and $0.6 million in our Retail Segment and Hospitality Segment, respectively.

Real estate taxes

Real estate taxes decreased by $0.2 million to $2.6 million for the nine months ended September 30, 2015 compared to $2.8 million for the same period in 2014. The decrease reflects the dispositions described above partially offset by an increase of $0.3 million in our Retail Segment.

General and administrative costs

General and administrative costs decreased by approximately $0.7 million to $3.9 million for the nine months ended September 30, 2015 compared to $4.6 million for the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.5 million to $8.6 million for the nine months ended September 30, 2015 compared to $9.1 million for the same period in 2014. The decrease is primarily attributable to the property disposition described above.

Interest and dividend income

Interest and dividend income decreased by approximately $3.3 million to $8.2 million for the nine months ended September 30, 2015 compared to $11.5 million for the same period in 2014. During the third quarter of 2014, we received an aggregate non-recurring special dividend related to our Marco OP Units of $5.7 million. Excluding this special dividend, our interest and dividend income increased by $2.4 million in the 2015 period due to an aggregate $3.6 million increase in dividend income on to our investments in affiliates partially offset by a $1.2 million decrease in interest and dividend income on our investments in marketable securities.

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively flat at $11.4 million for the nine months ended September 30, 2015 compared to $11.8 million for the same period in 2014.

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

Gain on disposition of real estate

During the third quarter of 2014 we recognized a gain on disposition of real estate of approximately $11.5 million related to the disposition of the Camden Multi-Family Properties and during the second quarter of 2014 we recognized an estimated loss on disposition of real estate of approximately $2.4 million related to our industrial property in Sarasota, Florida.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $33.3 million to a gain of $34.7 million for the nine months ended September 30, 2015 compared to a gain of $1.4 million for the same period in 2014. During the nine months ended September 30, 2015 we recognized an aggregate gain on sale of marketable securities of approximately $34.4 million primarily attributable to the redemption of an aggregate of approximately 383,000 Marco OP Units.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $5.8 million during the nine months ended September 30, 2015 compared to a $0.3 million during the same period in 2014. The income for the nine months ended September 30, 2015 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building.

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

Segment Results of Operations for the Nine Months Ended September 30, 2015 compared to September 30, 2014

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$8,487	$8,498	$(11)	-0.1%
NOI	4,553	5,274	(721)	-13.7%
Average Occupancy Rate for period	84.8%	83.4%		1.4%

Revenues were flat and NOI decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of an increase in real estate taxes and property operating expenses during the 2015 period.

Multi-Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$13,016	$15,496	$(2,480)	-16.0%
NOI	7,987	8,633	(646)	-7.5%
Average Occupancy Rate for period	94.8%	94.9%		-0.1%

Revenues and NOI decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of the Camden Multi-Family Properties on September 30, 2014.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$4,727	$5,673	$(946)	-16.7%
NOI	2,850	3,473	(623)	-17.9%
Average Occupancy Rate for period	75.4%	85.0%		-9.6%

Revenues and NOI decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the disposal of an industrial property located in Sarasota, Florida (“Sarasota”) on July 31, 2014 and the lower average occupancy rate of the remaining properties.

Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$15,811	$14,394	$1,417	9.8%
NOI	2,757	2,032	725	35.7%
Average Occupancy Rate for period	63.8%	58.9%		4.9%
Rev PAR	$80.72	$67.97	$12.75	18.8%

Revenue and NOI increased the nine months ended September 30, 2015 compared to the same period in 2014 as a result of increased average occupancy and average revenue per room over the same periods.

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

We currently have $229.4 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2015, our total borrowings of $248.0 million represented 66% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition fees	$-	$23	$8	$82
Asset management fees	601	712	2,008	2,136
Property management fees	298	356	880	1,045
Development fees and leasing commissions	668	39	1,147	444
Total	$1,567	$1,130	$4,043	$3,707

As of September 30, 2015, we had approximately $135.8 million of cash and cash equivalents on hand and $79.0 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows provided by operating activities	$16,310	$25,824
Cash flows provided by investing activities	135,622	34,501
Cash flows used in financing activities	(70,668)	(54,175)
Net change in cash and cash equivalents	81,264	6,150

Cash and cash equivalents, beginning of the period	54,529	52,899
Cash and cash equivalents, end of the period	$135,793	$59,049

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

Operating activities

Net cash flows provided by operating activities of $16.3 million for the nine months ended September 30, 2015 consists of the following:

•	cash inflows of approximately $12.4 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $2.6 million associated with the net changes in operating assets and liabilities and

•	cash inflows of approximately $1.3 million from discontinued operations.

Investing activities

The net cash provided by investing activities of $135.6 million for the nine months ended September 30, 2015 consists primarily of the following:

•	purchases of investment property of approximately $5.0 million;

•	funds released from restricted escrows of approximately $0.5 million;

•	aggregate preferred equity contributions in our affiliate 365 Bond Street, 40 East End Avenue and 30-02 39th Avenue of $39.3 million;

•	net proceeds from the sale and purchase of marketable securities of $73.1 million;

•	distributions from our investment in 1407 Broadway of $15.2 million;

•	contributions of $1.6 million to our Joint Venture with Lightstone II and

•	cash inflows of approximately $92.4 million from discontinued operations, consisting primarily of net proceeds from the sale of the LVP REIT Hotels.

Financing activities

The net cash used by financing activities of approximately $70.7 million for the nine months ended September 30, 2015 is primarily related to the following:

•	distributions to our common shareholders of $12.1 million

•	redemptions and cancellation of common stock and noncontrolling interests of $2.2 million;

•	distributions to our noncontrolling interests of $4.4 million;

•	net proceeds from mortgages payable of $2.2 million;

•	net payments on our notes payable of $20.0 million and

•	cash outflows of approximately $34.3 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of the LVP REIT Hotels.

Preferred Investments

365 Bond Street Preferred Investment

On March 7, 2014, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $35.0 million, with an additional investment of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by us upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. We commenced making contributions during the second quarter of 2014 and as of September 30, 2015, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and is classified in investments in affiliates on the consolidated balance sheets. As of September 30, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment.

40 East End Avenue Preferred Investment

On May 14, 2015, we entered into an agreement with various related party entities pursuant to which we committed to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable at the earlier of six years from the date of the Company’s final contribution or May 14, 2023, and is classified as a held-to-maturity security and is recorded at cost. We commenced making contributions during the second quarter of 2015 and as of September 30, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in affiliates on the consolidated balance sheets.  As of September 30, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment.

30-02 39th Avenue Preferred Investment

On August 14, 2015, the Company entered into certain agreements pursuant to which it committed to make aggregate preferred equity contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they intend to construct a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that are entitled to monthly preferred distributions between 9% and 12% per annum, is redeemable by the Company six years from the date of the agreements, and is classified as a held-to-maturity security and is recorded at cost. We commenced making contributions during the third quarter of 2015 and as of September 30, 2015, the 30-02 39th Avenue Preferred Investment had an outstanding balance of $3.5 million, which is classified in investments in affiliates on the consolidated balance sheet. As of September 30, 2015, an aggregate of $46.5 million of additional contributions were unfunded related to the 30-02 39th Avenue Preferred Investment.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2015.

Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Payable	$51,254	$63,151	25,991	$1,567	$1,621	$85,792	$229,376
Interest Payments[1]	2,269	7,128	3,944	3,787	3,721	15,766	36,615

Total Contractual Obligations	$53,523	$70,279	$29,935	$5,354	$5,342	$101,558	$265,991

1)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special service and is due on demand and therefore no future interest payments on this debt are included in these amounts.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of our debt covenants; however, the debt associated with our Gulf Coast Industrial Portfolio was placed in default by the special servicer during 2012 and is due on demand as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and although originally due in February 2017 is now due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and was accrued for both the three months ended September 31, 2015 and 2014 and default interest expense of $1.6 million and was accrued for both the nine months ended September 30, 2015 and 2014. As a result, cumulative accrued default interest expense of approximately $6.6 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.  Although we have had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful in these efforts. However, we do not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $24.0 million as of September 30, 2015) secured by the St. Augustine Outlet Center matures in April 2016 and our mortgage loan (outstanding principal balance of $38.6 million as of September 30, 2015) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016. We currently intend to seek to refinance such existing indebtedness prior to its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.04% as of September 30, 2015) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2015.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2016 and bears interest at Libor plus 3.00% (3.19% as of September 30, 2015). The Line of Credit is collateralized by approximately 159,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2015 and is included in Notes Payable on the consolidated balance sheets.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$1,160	$24,467	$62,759	$26,204
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,955	2,867	8,572	9,135
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	886	1,295	2,557
Adjustments to equity in earnings from unconsolidated entities, net	-	-	(6,097)	-
Gain on disposal of investment property	-	(11,483)	-	(9,129)
Gain on disposal of unconsolidated affiliated real estate entities	-	(4,418)	-	(4,418)
Discontinued operations:
Gain on disposal of investment property	-	-	(17,547)	(1,722)
Depreciation and amortization of real estate assets	-	1,139	-	3,060

FFO	4,115	13,458	48,982	25,687
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	29	(45)	136
Amortization of above or below market leases and liabilities(2)	(39)	(75)	(164)	(182)
Loss on debt extinguishment	-	-	600	112
Mark-to-market adjustments(3)	255	(159)	719	391
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
(Gain)/loss on sale of marketable securities	12	(207)	(34,728)	(1,367)

MFFO	4,343	13,046	15,364	24,777
Straight-line rent(5)	$16	$(310)	$(339)	$(332)
MFFO - IPA recommended format(6)	$4,359	$12,736	$15,025	$24,445

Net ncome	$1,160	$24,467	$62,759	$26,204
Less: loss attributable to noncontrolling interests	(265)	(1,342)	(4,359)	(1,718)
Net income applicable to company's common shares	$895	$23,125	$58,400	$24,486
Net income per common share, basic and diluted	$0.03	$0.90	$2.26	$0.95

FFO	$4,115	$13,458	$48,982	$25,687
Less: FFO attributable to noncontrolling interests	(481)	(1,071)	(4,617)	(2,134)
FFO attributable to company's common shares	$3,634	$12,387	$44,365	$23,553
FFO per common share, basic and diluted	$0.14	$0.48	$1.71	$0.91

MFFO - IPA recommended format	$4,359	$12,736	$15,025	$24,445
Less: MFFO attributable to noncontrolling interests	(480)	(1,117)	(1,491)	(2,272)
MFFO attributable to company's common shares	$3,879	$11,619	$13,534	$22,173

Weighted average number of common shares outstanding, basic and diluted	25,793	25,785	25,874	25,772

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(519)	$(530)	$(1,546)	$(1,572)
Special dividend on Marco OP Units(b)	-	5,685	-	5,685
Total before allocations to noncontrolling interests	(519)	5,155	(1,546)	4,113
Allocations to noncontrolling interests	10	(498)	30	(478)
Total after allocations to noncontrolling interests	$(509)	$4,657	$(1,516)	$3,635

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the default interest.
(b)	Represent the aggregate special dividend received on our Marco OP Units during the third quarter of 2014.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,388 and $6,962 for the three months ended September 31, 2015 and 2014, respectively and $15,050 and $18,538 for the nine months ended September 31, 2015 and 2014, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2015

FFO attributable to Company’s common shares	$151,225
Distributions	$158,610

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

The following table provides a summary of the quarterly distribution declared and the source of distribution based upon cash flows provided by operations:

	Year to Date September 30, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			August 14, 2015		May 13, 2015		March 27, 2015

Date distribution paid			October 15, 2015		July 15, 2015		April 15, 2015

Distributions paid	$13,549		$4,548		$4,522		$4,479
Distributions reinvested	-		-		-		-
Total Distributions	$13,549		$4,548		$4,522		$4,479

Source of distributions:
Cash flows provided by operations	$13,549	100%	$4,548	100%	$4,522	100%	$4,479	100%
Offering proceeds	-	-	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	-	-	-	-	-	-	-	0%
Total Sources	$13,549	100%	$4,548	100%	$4,522	100%	$4,479	100%

Cash flows provided by operations (GAAP basis)	$16,310		$6,306		$5,180		$4,824

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	-		-		-		-

	Year to Date September 30, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			August 8, 2015		May 14, 2014		March 28, 2014

Date distribution paid			October 15, 2015		July 15, 2014		April 15, 2014

Distributions paid	$9,208		$3,100		$3,075		$3,033
Distributions reinvested	4,290		1,452		1,428		1,410
Total Distributions	$13,498		$4,552		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$9,208	68%	$3,100	68%	$3,075	68%	$3,033	68%
Offering proceeds	-	-	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	4,290	32%	1,452	32%	1,428	32%	1,410	32%
Total Sources	$13,498	100%	$4,552	100%	$4,503	100%	$4,443	100%

Cash flows provided by operations (GAAP basis)	$25,824		$12,795		$7,543		$5,486

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	383		130		127		126

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of September 30, 2015, we held various marketable securities with a fair value of approximately $79.0 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of September 30, 2015, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $7.9 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of September 30, 2015:

Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
$51,254	$63,151	$25,991	$1,567	$1,621	$85,792	$229,376

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$229,376	$231,062	$227,189	$228,261

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

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone has filed a motion of summary judgement on all counts and will continue to defend the case vigorously.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 13, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)