Form 10-K
period 2015-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2016-03-24
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2015

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

There is no established market for the Registrant’s common shares. As of June 30, 2015, the last business day of the most recently completed second quarter, there were 25.8 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 22, 2016 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.80 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2016, there were 25.5 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT is a Maryland corporation, formed on June 8, 2004 and subsequently qualified as a real estate investment trust (“REIT”) during year ending December 31, 2006. The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98% interest in the Operating Partnership as of December 31, 2015 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

We own and manage a diversified (by geographical location and by type and size of property) portfolio of commercial and residential properties located throughout the United States. We have acquired fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub-markets with constraints on the amount of additional property supply. Additionally, we have acquired fee interests in lodging properties located near major transportation arteries in urban and suburban areas; multi-tenant industrial properties located near major transportation arteries and distribution corridors; and market-rate, middle market multi-family residential properties at a discount to replacement cost.

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. The Unallocated amounts include our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2015, on a collective basis, we (i) wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of gross leasable area (“GLA”), 14 industrial properties containing a total of approximately 1.0 million square feet of GLA, 5 multi-family residential properties containing a total of 1,216 units, and 1 hotel hospitality property containing 363 rooms. All of our properties are located within the United States. As of December 31, 2015, the retail properties, the industrial properties and the multi-family residential properties were 90%, 62% and 96% occupied based on a weighted-average basis, respectively. The hospitality property’s average revenue per available room was $79 and occupancy was 62% for the year ended December 31, 2015.

Disposition of limited service hotels

On January 19, 2015, our board of directors provided us with the approval to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor and for the Joint Venture to acquire our membership interests in a portfolio of 11 of our hotel hospitality properties (the “LVP REIT Hotels”) for an aggregate of approximately $122.4 million, plus closing and other third party transaction costs.

The 11 limited service hotels consist of the following:

•	a 151-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard – Parsippany”) located in Parsippany, New Jersey (wholly owned by us since July 30, 2012);
•	a 90-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Willoughby”) located in Willoughby, Ohio (wholly owned by us since December 3, 2012);
•	a 102-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Des Moines”) located in West Des Moines, Iowa (wholly owned by us since December 3, 2012);
•	a 97-suite limited service hotel which operates as a SpringHill Suites by Marriott (the “SpringHill Suites - Des Moines”) located in West Des Moines, Iowa (wholly owned by us since December 3, 2012);
•	a 82-room, Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama (wholly owned by us since January 18, 2013);
•	a 121-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by us since May 16, 2013);
•	a 108-room limited service hotel which operates as a Residence Inn by Marriott (the “Residence Inn - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by us since May 16, 2013);
•	a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel (the “Aloft – Rogers”) located in Rogers, Arkansas (wholly owned by us since June 18, 2013);
•	a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Jonesboro”) located in Jonesboro, Arkansas (95% owned by us since June 18, 2013);
•	a 127-room limited service hotel which operates as a Hampton Inn (the “Hampton Inn - Miami”) located in Miami, Florida (wholly owned by us since August 30, 2013); and
•	a 104-room limited service hotel which operates as a Hampton Inn & Suites (the “Hampton Inn & Suites - Fort Lauderdale”) located in Fort Lauderdale, Florida (wholly owned by us since August 30, 2013).

During 2015, we, through our Operating Partnership, completed the disposition of the LVP REIT Hotels in a series of transactions. The operating results of the LVP REIT Hotels are classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented. Additionally, the associated assets and liabilities of the LVP REIT Hotels are classified as held for sale in the consolidated balance sheets for all periods presented through their respective dates of disposition. We recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015.   Additionally, we account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2015, its carrying value of $1.5 million is included in investment in related parties on the consolidated balance sheets.

Other Transactions

During the year ended December 31, 2013, we disposed of two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”) and a retail shopping center (“Everson Pointe”) located in Snellville, Georgia. The operating results of the Houston Extended Stay Hotels and Everson Pointe have been classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented. Additionally, the associated assets and liabilities of the Houston Extended Stay Hotels and Everson Pointe are classified as held for sale in the consolidated balance sheets for all periods presented through their respective dates of disposition. These transactions resulted in a fourth quarter gain on disposition of $2.0 million, which is included in discontinued operations for the year ended December 31, 2013.

During the year ended December 31, 2014, we disposed of Crowe’s Crossing Shopping Center (“Crowe’s Crossing”), a retail shopping center located in Stone Mountain, Georgia. The operating results of Crowe’s Crossing are classified as discontinued operations in the consolidated statements of operations for all periods presented through its date of disposition. Additionally, the associated assets and liabilities of the Crowe’s Crossing are classified as held for sale in the consolidated balance sheets for all periods presented through its date of disposition. We recognized a gain on disposition of approximately $1.7 million, which is included in discontinued operations during the year ended December 31, 2014.

Additionally, during the year ended December 31, 2014 we disposed of an industrial property located in Sarasota, Florida (“Sarasota”) for approximately $5.3 million and recorded a loss on the disposition of real estate of approximately $2.4 million related to this disposition. Also, during the year ended December 31, 2014, we disposed of 2 multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) for approximately $32.4 million and recorded a gain on the disposition of real estate of approximately $11.5 million related to this disposition. The dispositions of Sarasota and the Camden Multi-Family Properties did not qualify to be reported as discontinued operations and therefore, their operating results are reflected in our results from operations for all periods presented through their respective dates of disposition.

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

Through March 31, 2009, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit and none thereafter.

In addition, during years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million collectively to Arbor Mill Run JRM, LLC, a Delaware limited liability company, Arbor National CJ, LLC, a New York limited liability company, Prime Holdings LLC, a Delaware limited liability company, TRAC Central Jersey LLC, a Delaware limited liability company, Central Jersey Holdings II, LLC, a New York limited liability company and JT Prime LLC, a Delaware limited liability company, in exchange for an aggregate 36.80% membership interest in Mill Run LLC (“Mill Run”) and an aggregate 40.00% membership interest in Prime Outlets Acquisition Company (“POAC”). The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. On January 2, 2014, the Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A Preferred Units, at their liquidation preference of approximately $50.1 million.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers), lodging and industrial properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of four multi-family apartment communities in Southeast Michigan (collectively, the “Southeastern Michigan Multi-Family Properties”).
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center and parcel of land in Omaha, Nebraska (collectively, “Oakview Plaza”).
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.

•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.
•	Houston Extended Stay Hotels: In October 2007, we purchased the Houston Extended Stay Hotels, which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in POAC, which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired Everson Pointe, which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we (i) acquired, through a joint venture partnership with Lightstone II (the “CP Boston Joint Venture”), an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% membership interest in the CP Boston Joint Venture and as a result, now have a 100.0% membership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and is now referred to as the “DoubleTree – Danvers.”
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) whose construction was substantially completed and its associated assets were placed in service during the third quarter of 2013.
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to the Joint Venture in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.

•	Investments in Related parties:
o	365 Bond Preferred Investment – In March 2014, we entered into an agreement with various related party entities that provides for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project. These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum, is redeemable by us upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost. During 2014, we made aggregate contributions of approximately $36.6 million for the 365 Bond Preferred Investment. During 2015, we made additional contributions aggregating $5.6 million for the 365 Bond Preferred Investment and as a result, the 365 Bond Preferred Investment, which is included in investments in related parties on our consolidated balance sheets, had a balance of approximately $42.2 million as of December 31, 2015.
o	40 East End Avenue Preferred Investment – In May 2015, we entered into an agreement with various related parties that provides for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it is constructing a residential condominium project. These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that entitles us to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, and is redeemable at the earlier of six years from the date of our final contribution or May 14, 2023. During 2015, we made aggregate contributions of approximately $28.8 million for the 40 East End Avenue Preferred Investment, which is included in investments in related parties on our consolidated balance sheets as of December 31, 2015.
o	30-02 39th Avenue Preferred Investment – In August 2015, we entered into an agreement with various related parties that provides for us to make aggregate contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that entitle us to monthly preferred distributions between 9% and 12% per annum, and is is redeemable by us upon the occurrence of certain events. During 2015, we made aggregate contributions of approximately $7.3 million for the 30-02 39th Avenue Preferred Investment, which is included in investments in related parties on our consolidated balance sheets as of December 31, 2015.
o	485 7th Avenue Preferred Investment – In December 2015, we entered into an agreement with various related parties that provides for us to make contributions (the “485 7th Avenue Preferred Investment”) of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are developing a 612-room Marriott Moxy hotel. The 485 7th Avenue Preferred Investment was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and is redeemable by us upon the occurrence of certain events. During 2015, we made aggregate contributions of approximately $60.0 million for the 485 7th Avenue Preferred Investment, which is included in investments in related parties on our consolidated balance sheets as of December 31, 2015.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels and 3.3 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey and Maryland, our Sponsor employs approximately 383 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of (i) Hamilton National Income Trust, Inc. (“HNIT”), (ii) Lightstone II, (iii) Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iv) Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, “Sponsor’s Other Public Programs”), all programs with similar investment objectives as ours.

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

Acquisition and Investment Policies

We have, to date, acquired residential and commercial properties principally, all of which are located in the continental United States and made real estate-related investments. Our acquisitions include both portfolios and individual properties. Our current commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging and industrial properties and our residential properties are principally comprised of ’‘Class B’’ multi-family complexes. Additionally, we have made certain preferred equity investments in related parties.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2015, our total borrowings represented 66% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $247.3 million in outstanding debt obligations as of December 31, 2015.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our distribution reinvestment program (“DRIP”). We may continue to pay such distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2015, we have paid aggregate distributions in the amount of $163.2 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during the years ended December 31, 2015, 2014 and 2013 were $18.1 million, $18.1 million and $19.8 million, respectively.

On March 22, 2016, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2016 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on April 15, 2016.

DRIP, Share Repurchase Program and Tender Offers

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2014 we redeemed approximately 2.8 million common shares at an average price per share of $9.29 per share. During 2015, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $10.00 per share.

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

On August 6, 2013, we completed the 2013 Offer repurchasing from the Holders approximately 4.7 million Shares for approximately $50.0 million. The 2013 Offer expired on July 15, 2013 and all payments for the shares repurchased were subsequently distributed to the Holders. A total of approximately 5.0 million shares of our common stock were properly tendered and not withdrawn, of which we purchased approximately 4.7 million shares , in accordance with the proration provisions of the 2013 Offer, from tendering stockholders at a price of $10.60 per share, or an aggregate amount of approximately $50.0 million.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2015 and 2014, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million, for which we have recorded a full valuation allowance. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Because we are organized as an UPREIT, we are well positioned within the industries in which we intend to operate to offer existing property owners the opportunity to contribute their properties to us in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

Distributions are based principally on cash available from our properties. The amount of cash available for distributions is affected by many factors, such as the operating performance of the properties we acquire, our ability to buy properties with proceeds from the disposition of our retail outlet assets, and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.
•	Cash available to make distributions may decrease if the assets we acquire or investments we make have lower cash flows than expected.

•	Until we invest any proceeds received from the dispositions of our properties, sales and redemptions of our marketable securities, and sales, redemptions or repayments of our real estate-related investments, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investment.

•	Some of the properties we may acquire or investments we may make may be adversely affected by adverse market conditions. If our properties or investments are adversely affected by adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

•	In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, that issuance could reduce the cash available for distributions to stockholders.

•	We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code of 1986, as amended, or the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Distributions paid from sources other than our cash flow from operations will cause us to have fewer funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31, 2015, our cash flow from operations of approximately $21.1 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31, 2014, our cash flow from operations of approximately $27.9 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31, 2013, our cash flow from operations of approximately $17.1 million was a shortfall of approximately $4.8 million, or 22%, of our distributions of approximately $21.9 million declared during such period (consisting of $19.8 million to stockholders and $2.1 million to Lightstone SLP, LLC). If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $11.80 per share after allocations to the holder of SLPs as of September 30, 2015. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Lightstone SLP, LLC receives returns on its special general partner interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP, LLC in connection with its special general partner interests. In addition, we may eventually repay Lightstone SLP, LLC up to $30.0 million for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders.

Conflicts of Interest

There are conflicts of interest between the Advisor, our property managers and their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC, which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, our property managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by the advisors to our Sponsor’s Other Public Programs. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Certain related parties who provide services to us may be engaged in competitive activities.

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

Property management services are being provided by related parties.

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

Title insurance services are being provided by a related party. From time to time, The Lightstone Group purchases title insurance from an agent in which our Sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by The Lightstone Group of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

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

Certain related parties will receive substantial fees prior to the payment of distributions to our stockholders.

We have paid and will continue to pay substantial compensation to our Advisor, Property Manager, management and their affiliates and their employees. We have paid and will continue to pay various types of compensation to affiliates of our Sponsor and such affiliates’ employees, including salaries, and other cash compensation. In addition, our Advisor and Property Manager receive compensation for acting, respectively, as our Advisor and Property Manager. In general, this compensation is dependent on our success or profitability. These payments are payable before the payment of dividends to the stockholders and none of these payments are subordinated to a specified return to the stockholders. Also, our Property Manager receives compensation under the Management Agreement though, in general, this compensation would be dependent on our gross revenues. In addition, other related parties may from time to time provide services to us if and as approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

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

A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. A rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

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

We will be subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful development and redevelopment of properties that are owned by entities in which we make preferred equity investments. As a result, we will be subject to the general market risks of real estate development and redevelopment, including weather conditions, the price and availability of materials used, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. If the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development or redevelopment may both increase, and the developer’s incentive to complete a particular real estate development or redevelopment may decrease. Furthermore, the downside risks of development and redevelopment property investments may be greater than the downside risks of other property investments, and may be more severely impacted by downturns in the economy. Such circumstances may reduce our profitability and the return on your investment.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing or make preferred equity investments to entities that will develop and construct improvements to land or existing buildings at a fixed contract price. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our borrower’s or investee’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. In cases where we have extended debt financing, a developer’s failure to perform may necessitate legal action by us to compel performance. Performance also may be affected or delayed by conditions beyond such developer’s control. These and other such factors can result in increased costs to the developer that may make it difficult for the developer to make interest payments or to pay preferred dividends to us. Furthermore, we must rely upon projections of the fair market value of property post-development or post-redevelopment, as applicable, when evaluating whether to make loans or preferred equity investments. If our projections are inaccurate, our return on investment could suffer.

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

Our revenue may be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

In the retail sector, any tenant occupying a large portion of the GLA of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition.

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

Our lodging properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments, such as financial disagreements between the third-party manager and the owner, disagreements about marketing between the third-party manager and the owner and the third-party manager’s brand falls out of favor.

As a REIT, we cannot directly operate our lodging properties.

We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, and ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or taxable REIT subsidiary (“TRS”) lessee, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

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

If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for any of our lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

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

The U.S. credit markets and the sub-prime residential mortgage market have previously experienced and could in the future experience severe dislocations and liquidity disruptions. Sub-prime mortgage loans have previously experienced and could in the future experience increased rates of delinquency, foreclosure and loss. These and other related events have a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

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

Market volatility may make the valuation of these securities more difficult, particularly the MBS and CDO assets. Management’s estimate of the value of these investments incorporates a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2015, our total borrowings represented 66% of net assets.

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

If lenders are not willing to make loans to our Sponsor because of previous defaults on some of the Sponsor’s properties, lenders may be less inclined to make loans to us and we may not be able to obtain financing for any future acquisitions.

Certain of our Sponsor’s program and non-program properties were adversely affected by market conditions and their impact on the real estate market. For example, increased unemployment and the resulting decrease in business travel has adversely affected the occupancy rates and revenues per room at our Sponsor’s lodging properties. After an analysis of these factors and other factors, taking into account increased costs of borrowing, dislocations in the credit markets and that certain properties were not generating sufficient cash flow to cover their fixed costs, the Sponsor elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our Sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may negatively affect our ability to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

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

In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted into law and as a result of subsequent amendments, TRIPRA currently extends the federal terrorism insurance backstop through 2020. The government backstop the extension provides, contributes to the continued stabilization of the terrorism insurance market place allowing us the opportunity to secure coverage at commercially reasonable rates, and thus mitigate certain of the risks described above.

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

Risks Related to General Economic Conditions and Terrorism

If we invest our capital in marketable securities of real estate-related companies pending an acquisition of real estate, our profits may be adversely affected by the performance of the specific investments we make.

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

The timing, length and severity of any economic slowdown that the nation experiences cannot be predicted with certainty. Since we may liquidate within ten years after August 2009, when the proceeds from our initial public offering were fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

It is possible that the economic impact of terrorist attacks may have an adverse effect on the ability of the tenants of our properties to pay rent. In addition, insurance on our real estate may become more costly and coverage may be more limited due to such events. The instability of the U.S. economy may also reduce the number of suitable investment opportunities available to us and may slow the pace at which those investments are made. In addition, armed hostilities and further acts of terrorism may directly impact our properties.

These developments may subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business and stockholders’ investment.

Current state of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition.

The commercial real estate debt markets have experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This results in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

Dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) may slow real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

			Leasable	Percentage Occupied for	Annualized Revenues based	Annualized Revenues per
		Year Built	Square	the Year Ended	on rents at	square foot December 31,
	Location	(Range of years built)	Feet	December 31, 2015	December 31, 2015	2015
Wholly Owned and Consolidiated Real Estate Properties:

Retail:
St. Augustine Outlet Center	St. Augustine, FL	1998	335,460	91.9%	$4.0 million	$13.10
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.67
DePaul Plaza	Bridgeton, MO	1985	187,090	88.4%	$1.9 million	$11.79

		Retail Total	699,324	89.7%

Industrial:
7 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	63.5%	$2.5 million	$11.46
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	80.0%	$1.8 million	$4.57
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	13.2%	$0.2 million	$10.13

		Industrial Total	1,006,861	62.3%

				Percentage Occupied for	Annualized Revenues based	Annualized Revenues per
		Year Built	Leasable	the Year Ended	on rents at	unit
	Location	(Range of years built)	Units	December 31, 2015	December 31, 2015	December 31, 2015
Multi-Family Residential:
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	96.0%	$8.4 million	$8,638
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2014	199	96.5%	$8.1 million	$42,437
		Residential Total	1,216	96.1%

			Year to date	Percentage Occupied for	Revenue per Available	Average Daily Rate for the
			Available	the Year Ended	Room through	Year Ended December 31,
	Location	Year Built	Rooms	December 31, 2015	December 31, 2015	2015
Wholly-Owned and Consolidated Hospitality Property:
DoubleTree - Danvers	Danvers, Massachusetts	1978	132,495	61.9%	$78.98	$127.49

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, us, and Lightstone Value Plus Real Estate Investment Trust II, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2016, we had approximately 25.5 million common shares outstanding, held by a total of 7,094 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Tender Offer

August 6, 2013 we completed a tender offer repurchasing from our shareholders approximately 4.7 million shares of our common stock at a price of $10.60 per share, or an aggregate amount of approximately $50 million. Approximately 5.0 million shares of common stock were properly tendered and not withdrawn prior to the tender offer’s expiration on July 31, 2013 and, in accordance with the proration provisions applicable to the tender offer, approximately 4.7 million shares were repurchased.

Net Asset Value

On March 22, 2016, our Board of Directors determined and approved our estimated net asset value of approximately $360.0 million and resulting estimated net asset values per share of our common stock of (i) $13.71 before allocations to an affiliate of our sponsor, The Lightstone Group, LLC (the “Sponsor”), as holder of subordinated profits interests in our Operating Partnership (“SLPs”) and (ii) $11.80 after allocations to the holder of SLPs, both as of September 30, 2015. As of the date of this filing, although our Board of Directors has not approved and we have not sought stockholder approval to adopt a formal plan of liquidation of the Company, certain distributions may be payable to the holder of the SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated net asset value per common share on both a “before” and “after” hypothetical liquidation event basis. The “after” hypothetical liquidation event basis reflects an estimate of the distributions which would be payable upon our liquidation to the holder of the SLPs. Additionally, we believe there have been no material changes between September 30, 2015 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2015, other than those already reflected in the valuation and disclosed herein. We are providing these estimated net asset values per share of common stock to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”) and to assist plan fiduciaries in their requirement to determine the fair market value of plan assets.

Process and Methodology

The estimated net asset values per share of our common stock were determined after consultation with Lightstone Value Plus REIT, LLC, our advisor (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by our Board of Directors. Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on 19 of the 35 properties (collectively, the “Stanger Appraised Properties”) in which we held ownership interests as of September 30, 2015. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment - the St. Augustine Outlet Center and DePaul Plaza; (ii) four properties in our Multi-Family Residential Segment - the Southeastern Michigan Multi-Family Properties; (iii) a parcel of land located next to Oakview Plaza; and (iv)12 hospitality properties – the DoubleTree – Danvers property (our Hospitality Segment) and our ownership interest in 11 select services hotels, or hospitality properties, owned by an unconsolidated joint venture (the “Joint Venture”). The Joint Venture was formed between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, in which we and Lightstone II have 2.5% and 97.5% ownership interests. Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset values per share of our common stock as of September 30, 2015. The NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, one of our multi-family residential properties (the “Gantry Park Appraisal”), the outstanding principal balance of the non-recourse mortgage indebtedness on both the Gulf Coast Industrial Portfolio (14 industrial properties) and Oakview Plaza (a retail property), Stanger’s estimated value of our mortgage notes payable and other debt both receivable and payable, Stanger’s value opinion with respect to our ownership interest in the Joint Venture and our other investments in related parties, Stanger’s estimate of the distributions which would be due to the holder of the SLPs assuming our hypothetical liquidation, and the Advisor’s estimate of the value of our other assets and liabilities, to calculate estimated net asset values per share of our common stock, all as of September 30, 2015.

The table below sets forth the calculation of our estimated net asset value and resulting estimated net asset values per share of common stock both “before” and “after” estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event as of September 30, 2015, as well as the comparable calculations as of September 30, 2014 and 2013, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2015		As of September 30, 2014		As of September 30, 2013
	Value	Per Share	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$303,250	$11.55	$426,754	$16.24	$434,281	$16.68
Non-Real Estate Assets:
Cash and cash equivalents	127,812		56,908		38,224
Investments in related parties	76,232		21,837		-
Marketable equity securities	75,848		138,984		138,491
Restricted escrows	8,793		12,926		39,521
Mortgage loans receivable	5,075		5,212		5,341
Other assets	5,160		8,896		13,802
Net assets held for disposition	-		-		9,521
Total non-real estate assets	298,920	11.39	244,763	9.32	244,900	9.41
Total Assets	602,170	22.94	671,517	25.56	679,181	26.09
Liabilities:
Mortgage notes payable	(199,800)		(246,233)		(278,518)
Notes payable	(18,625)		(39,113)		(41,783)
Other liabilities	(23,158)		(24,629)		(48,080)
Total liabilities	(241,583)	(9.20)	(309,975)	(11.80)	(368,381)	(14.15)
Other Non-Controlling Interests	(617)	(0.03)	(617)	(0.02)	(3,744)	(0.14)
Net Asset Value before Allocations to Subordinated
Profits Interests	359,970	$13.71	360,925	$13.74	$307,056	$11.80
Allocations to Subordinated Profits Interests assuming a Hypothetical Liquidation(1)	(50,226)	(1.91)	(50,455)	(1.92)	(35,027)	(1.35)
Net Asset Value assuming a Hypothetical Liquidation	$309,744	$11.80	$310,470	$11.82	$272,029	$10.45

Notes:

(1)	These estimated net asset values and resulting net asset values per share of common stock reflect the estimated distributions which would be payable upon our liquidation to the holder of SLPs, assuming a hypothetical liquidation event at the indicated valuation date and amount.
(2)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Independent Valuation Firm:

Stanger was selected by our Board of Directors to appraise the Stanger Appraised Properties and prepare the NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by the Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, our Board of Directors, and/or the Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports.

Although Stanger considered any comments received from us and the Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock. The reports are not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated net asset value is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated investments in real estate properties (the “Real Estate Properties”). As of September 30, 2015, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of three retail properties containing a total of approximately 0.7 million square feet of retail space (the “Retail Segment”), 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space (the “Industrial Segment”), five multi-family residential properties containing a total of 1,216 units (the “Multi-family Residential Segment”), and one hospitality property containing 363 rooms (the “Hospitality Segment”). Additionally, as of September 30, 2015, we held a 49.0% ownership interest in 1407 Broadway Mezz II, LLC (“1407 Broadway”), an affiliated real estate entity which we account for under the equity method of accounting and which we include in our Real Estate Properties. We also have a 2.5% ownership interest in the Joint Venture, which we account for under the cost method of accounting, which is included in our “Investments in Related Parties” below.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 19 of the 35 properties in which we held ownership interests as of September 30, 2015. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment – the St. Augustine Outlet Center and DePaul Plaza; (ii) four properties in our Multi-Family Residential Segment – the Southeastern Michigan Multi-Family Properties; (iii) a parcel of land located next to Oakview Plaza; and (iv) 12 hospitality properties – the DoubleTree – Danvers property (our Hospitality Segment) and our ownership interests in 11 select services hotels, or hospitality properties, owned by the Joint Venture. We engaged another independent third-party valuation firm to provide the Gantry Park Appraisal. In preparing the appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;

•	interviewed our officers or the Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and

•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger and the other independent third-party valuation firm employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The direct capitalization analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period. The property is assumed to be sold at the end of the multi-year holding period. The reversion value of the property which can be realized upon sale at the end of the holding period is calculated based on the capitalization of the estimated net operating income of the property in the year of sale, utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

The sales comparison approach utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sale data as was available to develop a market value conclusion for the subject property.

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared the Gantry Park Appraisal, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property. Gantry Park Landing was included in the NAV Report at the “as is” value in the Gantry Park Appraisal.

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

As of September 30, 2015, our ownership interests in our Real Estate Properties were valued at $303.3 million, including among others, (i) the Gulf Coast Industrial Portfolio, comprised of 14 industrial properties located in New Orleans, Louisiana, San Antonio, Texas and Baton Rouge, Louisiana, which was valued at $50.8 million and (ii) Oakview Plaza, a retail property located in Omaha, Nebraska, which was valued at $26.1 million and (iii) our 49.0% non-managing membership interest in 1407 Broadway, which was valued at $2.0 million.

With respect to the Gulf Coast Industrial Portfolio, the loan has been placed in default by the special servicer and we believe the outstanding principal balance of the corresponding mortgage indebtedness of $50.8 million that we do not expect to pay exceeds the estimated fair value of the underlying collateral as of September 30, 2015 and therefore, for valuation purposes its net asset value was deemed to be zero which was accomplished by establishing that the estimated fair value of this portfolio of properties was equal to its associated mortgage debt of $50.8 million. This mortgage loan is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

With respect to Oakview Plaza, we believe the outstanding principal balance of its corresponding mortgage indebtedness of $26.1 million exceeded the estimated fair value of the underlying collateral as of September 30, 2015 and therefore, for valuation purposes its net asset value was deemed to be zero which was accomplished by establishing that the estimated fair value of this property was equal to its associated mortgage debt of $26.1 million. This mortgage loan is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

We have a 49.0% membership interest in 1407 Broadway. On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building located at 1407 Broadway Street in New York, New York to an unrelated third party. As of September 30, 2015, the estimated fair value of our membership interest in 1407 Broadway was approximately $2.0 million, which is equivalent to our carrying value and represents our estimated share of its remaining net current assets which were subsequently distributed to us during the first quarter of 2016.

Excluding (i) the Gulf Coast Industrial Portfolio, (ii) Oakview Plaza, (iii) our ownership interest in the Joint Venture (see “Investments in Related Parties” below), and (iv) 1407 Broadway, the following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the remaining eight properties included in our Real Estate Properties (by operating segment), as of September 30, 2015:

		Multi-Family	Hospitality
	Retail Segment	Residential Segment	Segment	Total
	(2 properties)	(5 properties)	(1 property)	(8 properties)
Weighted-average:
Exit capitalization rate	8.16%	6.23%	8.25%	7.07%
Discount rate	8.97%	7.93%	10.25%	8.58%
Annual market rent growth rate	1.11%	3.00%	3.86%	2.62%
Annual net operating income growth rate	4.23%	3.00%	5.39%	3.71%
Holding period (in years)	10.0	10.0	10.0	10.0

While we believe that the assumptions made by Stanger and the other independent third-party valuation firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of these eight properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of these eight properties included in our Real Estate Properties (by operating segment) which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

		Multi-Family	Hospitality
	Retail Segment	Residential Segment	Segment	Total
	(2 properties)	(5 properties)	(1 property)	(8 properties)
Increase of 25 basis points
Exit capitalization rate	$(954)	$(2,838)	$(513)	$(4,305)
Discount rate	(1,067)	(4,247)	(605)	(5,919)

Decrease of 25 basis points:
Exit capitalization rate	$1,014	$3,120	$545	$4,679
Discount rate	1,092	4,648	619	6,359

As of September 30, 2015, the aggregate estimated value of our interests in the Real Estate Properties was approximately $303.3 million and the aggregate cost of our Real Estate Properties was approximately $260.0 million, including $26.7 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through September 30, 2015, results in an estimated overall increase in the real estate value of 16.6%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in Related Parties: As of September 30, 2015, we had various investments in related parties, which were classified as investments in affiliates in our consolidated balance sheets, as follows:

•	We hold a 2.5% non-managing ownership interest in the Joint Venture, which we account for under the cost method of accounting. In a series of transactions consummated during the first half of 2015, the Joint Venture acquired our ownership interests in a portfolio of 11 select services hotels, or hospitality properties. As of September 30, 2015, the estimated fair value of our ownership interest in the Joint Venture was approximately $1.7 million compared to our carrying value of approximately $1.5 million, based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets.

•	We have entered into agreements with various related party entities pursuant to which we have made aggregate contributions of $74.5 million to affiliates of our Sponsor which are developing certain residential projects located in the New York metropolitan area. These contributions are made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at rates ranging from 8% to 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2015, the aggregate estimated value of our Preferred Investments of $74.5 million approximated their carrying values based on market rates for similar instruments.

Marketable Securities: The estimated values of our marketable securities are primarily based on level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 2.99% to 9.97%.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan (no outstanding balance as of September 30, 2015) and revolving line of credit (approximately $18.6 million outstanding as of September 30, 2015), approximates their carrying values because of their short maturities.

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

Limitations of Estimated Values per Share of Common Stock

As mentioned above, we are providing these estimated net asset values per share of common stock (i) to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations which require them to include a valuation per share of common stock in their customer account statements pursuant to NASD Conduct Rule 2340, and (ii) to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. The current fair values of our shares of common stock may be higher or lower than these valuations. There currently is no public market for our shares of common stock and we do not expect one to develop. We currently have no plans to list our shares of common stock on a national securities exchange or over-the-counter market, or to include our shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of our shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a stockholder to liquidate an investment in shares of our common stock. During the period January 1, 2009 through September 30, 2015, we purchased shares of our common stock through our share redemption program and pursuant to our issuer tender offers of $9.80 and $10.60 per share of common stock, dated October 3, 2011 and May 1, 2013, respectively. In addition, we previously issued shares of our common stock through our distribution reinvestment program, which was suspended by our Board of Directors effective April 15, 2015.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated net asset values per share of common stock, which could be significantly different from the estimated net asset values per share of common stock determined by our Board of Directors. The estimated net asset values per share of common stock determined by our Board of Directors do not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated net values per share of common stock are not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at either estimated net asset value;
•	a stockholder would ultimately realize distributions per share of common stock equal to either estimated net asset value per share of common stock upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at either estimated net asset value per share of common stock on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with either estimated net asset value per share of common stock; or
•	the methodology used to estimate our net asset values per share of common stock would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated net asset value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated net asset values per share of common stock, and these differences could be significant. The estimated net asset values per share of common stock are not audited and do not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the holder of SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated net asset value per share of common stock both “before” and “after” estimated allocations to the holder of SLPs assuming a hypothetical liquidation event. Our estimated net asset value per common share “before” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated net asset value per common share “after” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities less the estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated net asset values per share of common stock do not reflect a discount for the fact we are externally managed, nor do they reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated net asset values per share of common stock do not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. The net asset value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated net asset values per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated net asset values per share of common stock on at least an annual basis.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2014 we redeemed approximately 2.8 million common shares at an average price per share of $9.29 per share. During 2015, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $10.00 per share.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We have generally paid such distributions through a combination of cash proceeds from sale our common stock, as well as cash from operations and through issuance of common shares from our DRIP. We may continue to pay such distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2015, we have paid aggregate distribution in the amount of $163.2 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total dividends declared during the years ended December 31, 2015, 2014 and 2013 were $18.1 million, $18.1 million and $19.8 million, respectively.

The following tables (amounts in thousands) provide a summary of the quarterly distributions declared and the source of distributions for the periods indicated:

	Year Ended December 31, 2015		Three Months Ended December 31, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Distributions	Q42015	Distributions	Q3 2015	Distributions	Q2 2015	Distributions	Q1 2015	Distributions
Distribution period:
Date distribution declared			November 13, 2015		August 14, 2015		May 13, 2015		March 27, 2015

Date distribution paid			January 15, 2016		October 15, 2015		July 15, 2015		April 15, 2015

Distributions paid	$18,077		$4,528		$4,548		$4,522		$4,479
Distributions reinvested	-		-		-		-		-
Total Distributions	$18,077		$4,528		$4,548		$4,522		$4,479

Source of distributions:
Cash flows provided by operations	$18,077	100%	$4,528	100%	$4,548	100%	$4,522	100%	$4,479	100%
Cash other than cash flows provided by operations	-	0%	-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	-	0%	-	0%	-	0%	-	0%	-	0%
Total Sources	$18,077	100%	$4,528	100%	$4,548	100%	$4,522	100%	$4,479	100%

Cash flows provided by/(used in) operations (GAAP basis)	$21,098		$4,788		$6,306		$5,180		$4,824

	Year Ended December 31, 2014		Three Months Ended December 31, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Distributions	Q4 2014	Distributions	Q3 2014	Distributions	Q2 2014	Distributions	Q1 2014	Distributions
Distribution period:
Date distribution declared			November 14, 2014		August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			January 15, 2015		October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$12,321		$3,113		$3,100		$3,075		$3,033
Distributions reinvested	5,743		1,453		1,452		1,428		1,410
Total Distributions	$18,064		$4,566		$4,552		$4,503		$4,443

Source of distributions:
Cash flows provided by operations	$12,321	68%	$2,123	46%	$3,100	68%	$3,075	68%	$3,033	68%
Cash other than cash flows provided by operations		0%	990	22%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	5,743	32%	1,453	32%	1,452	32%	1,428	32%	1,410	32%
Total Sources	$18,064	100%	$4,566	100%	$4,552	100%	$4,503	100%	$4,443	100%

Cash flows provided by/(used in) operations (GAAP basis)	$27,947		$2,123		$12,795		$7,543		$5,486

Number of shares (in thousands) of common stock issued pursuant to the Company’s DRIP	513		130		130		127		126

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Distributions	Q4 2013	Distributions	Q3 2013	Distributions	Q2 2013	Distributions	Q1 2013	Distributions
Distribution period:
Date distribution declared			November 14, 2013		August 12, 2013		May 10, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013
Distributions paid	$13,521		$3,076		$3,286		$3,595		$3,564
Distributions reinvested	6,268		1,426		1,532		1,670		1,640
Total Distributions	$19,789		$4,502		$4,818		$5,265		$5,204

Source of distributions:
Cash flows provided by operations	$13,521	68%	$1,956	43%	$3,286	68%	$3,595	68%	$2,197	42%
Cash other than cash flows provided by operations	-	0%	1,120	25%	-	0%	-	0%	1,367	26%
Proceeds from issuance of common stock through DRIP	6,268	32%	1,426	32%	1,532	32%	1,670	32%	1,640	32%
Total Sources	$19,789	100%	$4,502	100%	$4,818	100%	$5,265	100%	$5,204	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,109		$1,956		$8,046		$4,910		$2,197

Number of shares (in thousands) of common stock issued pursuant to the Company’s DRIP	559		127		137		149		146

On March 22, 2016, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2016 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on April 15, 2016.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(In Thousands, Except Per Share Amounts)	2015	2014	2013	2012	2011

Operating Data:
Revenues	$55,850	$57,289	$49,526	$44,596	$40,030
Gain on disposition of unconsolidated affiliated real estate entities	-	4,418	1,200	120,607	28,109
Income/(loss) from investments in affiliated real estate entities	5,804	821	(1,524)	728	(184)
Net income from continuing operations	45,961	21,927	13,971	112,544	8,944
Net income/(loss) from discontinued operations	18,731	278	2,331	7,402	(835)
Net income	64,692	22,205	16,302	119,946	8,109
Less: net income attributable to noncontrolling interest	(4,468)	(1,329)	(1,388)	(11,625)	(2,509)
Net income applicable to Company’s common shares	$60,224	$20,876	$14,914	$108,321	$5,600

Basic and diluted net income/(loss) per Company’s common share
Continuing operations	$1.60	$0.80	$0.45	$3.37	$0.21
Discontinued operations	0.73	0.01	0.08	0.25	(0.03)
Basic and diluted income/(loss) per Company’s common shares	$2.33	$0.81	$0.53	$3.62	$0.18

Distributions declared for Company’s common shares	$18,077	$18,064	$19,789	$21,026	$22,160
Weighted average common shares outstanding - basic and diluted	25,828	25,795	28,310	29,941	31,648

Balance Sheet Data:
Assets held for sale	$-	$111,505	$122,053	$68,889	$39,650
Total assets	590,159	673,839	677,761	719,640	564,356
Long-term obligations	247,271	265,771	265,503	261,125	219,932
Liabilities held for sale	-	70,130	78,758	19,208	25,500
Company’s stockholder’s equity	289,061	280,765	268,755	344,499	226,541

Other financial data:
Funds from operations (FFO) attributable to Company’s common shares (1)	$48,942	$28,971	$31,730	$598	$(2,338)

1)	For more information about FFO and MFFO, including a reconciliation to our GAAP net income for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

The Lightstone REIT, (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and may continue to acquire and operate in the future, commercial, residential and hospitality properties and make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers), lodging and industrial properties and our residential properties are principally comprised of ’‘Class B’’ multi-family complexes. All such properties have been and will continue to be acquired and operated by us alone or jointly with others.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2015, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have acquired or may acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. We have also acquired or may acquire mid-scale, limited services lodging properties and multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multi-family properties at a discount to replacement cost. Additionally, we have made or may make real estate-related investments including certain preferred equity investments in related parties. We do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate are made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with related parties for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year.

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

Investments in Real Estate.

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements, five to ten years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We measure the aggregate fair value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute a similar leases. These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2015 and 2014, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Property Dispositions

In July 2014 we disposed of an industrial building (“Sarasota”) located in Sarasota, Florida and in September 2014, we disposed of two multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”). These dispositions did not qualify to be reported as discontinued operations and therefore, their operating results are reflected in our results of operations for all periods presented through their respective dates of disposition.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.4 million to $55.9 million for the year ended December 31, 2015 compared to $57.3 million for the same period in 2014. The change reflects decreases of $2.3 million and $1.1 million in our Multi-Family Segment and Industrial Segment, respectively, partially offset by increases of approximately $1.9 million and $0.1 million in our Hospitality Segment and Retail Segment, respectively.

Excluding a $3.7 million reduction in revenues resulting from the property dispositions discussed above, our revenues would have increased by approximately $2.3 million during the year ended December 31, 2015 compared to the same period in 2014. This increase reflects higher revenues of $1.9 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2015 period and higher revenues of $0.7 million for Gantry Park (included in our Multi-Family Residential Segment) resulting from increased rental rates in the 2015 period; partially offset by lower revenues of $0.7 million for our Gulf Coast Industrial Portfolio (included in our Industrial Segment) resulting from reduced occupancy levels in the 2015 period. Revenues for all of our other properties had a net increase of $0.4 million during the year ended December 31, 2015 compared to the same period in 2014.

See “Segment Results of Operations for the Year Ended December 31, 2015 compared to December 31, 2014” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.3 million to $28.3 million for the year ended December 31, 2015 compared to $28.0 million for the same period in 2014. Excluding a $1.8 million reduction in property operating expenses resulting from the property dispositions discussed above, our property operating expenses would have increased by approximately $2.1 million during the year ended December 31, 2015 compared to the same period in 2014. This increase reflects higher property expenses of (i) $1.1 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2015 period; (ii) $0.5 million for the St. Augustine Outlet Center (included in our Retail Segment) primarily attributable to increased marketing costs; and (iii) $0.2 million for Gantry Park (included in our Multi-Family Residential Segment) mainly due to higher repairs and maintenance costs, utility costs and property management fees. Property operating expense for all of our other properties had a net increase of $0.3 million during the year ended December 31, 2015 compared to the same period in 2014.

Real estate taxes

Real estate taxes decreased by $0.1 million to $3.5 million for the year ended December 31, 2015 compared to $3.6 million for the same period in 2014. Excluding a $0.3 million reduction in real estate taxes resulting from the property dispositions discussed above, our real estate taxes would have increased by approximately $0.2 million during the year ended December 31, 2015 compared to the same period in 2014. This increase is primarily attributable to higher real estate taxes for Oakview Plaza (included in our Retail Segment) during the 2015 period.

General and administrative costs

General and administrative costs decreased by approximately $1.7 million to $5.0 million for the year ended December 31, 2015 compared to $6.7 million for the same period in 2014. The decrease reflects reduced asset management fees and acquisition fees and related expenses during the 2015 period.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.5 million to $11.5 million for the year ended December 31, 2015 compared to $12.0 million for the same period in 2014. Excluding a $0.4 million reduction in depreciation and amortization resulting from the property dispositions discussed above, our depreciation and amortization would have been relatively flat with a decrease of approximately $0.1 million during the year ended December 31, 2015 compared to the same period in 2014.

Interest and dividend income

Interest and dividend income decreased by approximately $2.7 million to $11.3 million for the year ended December 31, 2015 compared to $14.0 million for the same period in 2014. During the third quarter of 2014, we received an aggregate non-recurring special dividend related to our Marco OP Units of $5.7 million. Excluding this special dividend, our interest and dividend income increased by $3.0 million in the 2015 period due to an aggregate $4.8 million increase in dividend income from our investments in related parties partially offset by a $1.8 million decrease in interest and dividend income from our investments in marketable securities due to the sale of Marco OP Units.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.4 million to $15.1 million for the year ended December 31, 2015 compared to $15.5 million for the same period in 2014. Excluding a $1.1 million reduction in interest expense resulting from the property dispositions discussed above, our interest expense would have increased by approximately $0.7 million during the year ended December 31, 2015 compared to the same period in 2014. The increase reflects the refinancing of Gantry Park during the third quarter of 2014, at which time we increased its borrowing levels.

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

Gain on disposition of real estate

During the year ended December 31, 2014, we recognized a net gain on disposition of real estate of $9.1 million which consisted of a third quarter gain of approximately $11.5 million related to the disposition of the Camden Multi-Family Properties and a second quarter loss of approximately $2.4 million related to the disposition of Sarasota.

Gain on sale of marketable securities

Gain on sale of marketable securities increased by approximately $33.3 million to a gain of $34.7 million for the year ended December 31, 2015 compared to a gain of $1.4 million for the same period in 2014. During the year ended December 31, 2015 we recognized an aggregate gain on sale of marketable securities of approximately $34.4 million primarily attributable to the redemption of an aggregate of approximately 383,000 Marco OP Units.

Income/(loss) from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in 1407 Broadway, an unconsolidated affiliated real estate entity, which we account for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity was $5.8 million during the year ended December 31, 2015 compared to a $0.8 million during the same period in 2014. The income for the year ended December 31, 2015 was primarily the result of the Company’s portion of the gain that resulted when 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other related parties.

Segment Results of Operations for the Year Ended December 31, 2015 compared to December 31, 2014

Retail Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$11,482	$11,412	$70	0.6%
NOI	6,103	6,816	(713)	-10.5%
Average Occupancy Rate for period	86.0%	83.0%		3.0%

The following table represents lease expirations for the Retail Segment as of December 31, 2015:

Retail Segment

Lease	Number of		Annualized Base		Percent of Total
Expiration	Expiring	GLA of Expiring	Rent of Expiring	Percent of	Annualized
Year	Leases	Leases (Sq. Ft.)	Leases ($)	Total GLA	Base Rent
2016	17	72,407	882,307	12.6%	11.4%
2017	6	14,409	168,345	2.5%	2.2%
2018	10	78,895	1,362,522	13.8%	17.6%
2019	16	72,207	1,402,938	12.6%	18.1%
2020	11	204,457	2,276,321	35.7%	29.4%
2021	3	22,998	359,462	4.0%	4.6%
2022	1	4,800	75,600	0.8%	1.0%
2023	1	28,000	479,920	4.9%	6.2%
2024	1	1,163	50,311	0.2%	0.6%
2025	6	47,301	693,173	8.3%	8.9%
Thereafter	1	26,153	-	4.6%	0.0%
	73	572,790	7,750,899	100.0%	100.0%

As of December 31, 2015, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues were flat and NOI decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of increases in real estate taxes and property operating expenses during the 2015 period.

Multi-Family Residential Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$17,479	$19,774	$(2,295)	-11.6%
NOI	10,801	11,281	(480)	-4.3%
Average Occupancy Rate for period	95.1%	94.7%		0.4%

Revenues and NOI decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of the disposal of the Camden Multi-Family Properties in September 2014 partially offset by higher revenues and NOI for Gantry Park.

Industrial Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$6,242	$7,398	$(1,156)	-15.6%
NOI	3,442	4,513	(1,071)	-23.7%
Average Occupancy Rate for period	72.0%	84.4%		-12.4%

The following table represents lease expirations for our Industrial Segment as of December 31, 2015:

Industrial Segment

Lease	Number of		Annualized Base		Percent of Total
Expiration	Expiring	GLA of Expiring	Rent of Expiring	Percent of	Annualized
Year	Leases	Leases (Sq. Ft.)	Leases ($)	Total GLA	Bas e Rent
2016	39	240,447	751,337	38.3%	19.8%
2017	23	112,279	696,085	17.9%	18.4%
2018	20	153,103	1,211,371	24.4%	31.9%
2019	3	20,448	107,685	3.3%	2.8%
2020	10	98,611	1,003,518	15.7%	26.5%
2021	1	2,766	22,128	0.4%	0.6%
Thereafter	-	-	-	-	-
	96	627,654	3,792,124	100.0%	100.0%

As of December 31, 2015, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of the disposal of Sarasota in July 2014 and the lower average occupancy rate of the remaining properties during the 2015 period.

Hospitality Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2015	2014	$	%
	(unaudited)
Revenues	$20,647	$18,705	$1,942	10.4%
NOI	3,233	2,522	711	28.2%
Average Occupancy Rate for period	61.9%	56.8%		5.1%
Rev PAR	$78.98	$65.94	$13.04	19.8%

Revenue and NOI increased for the year ended December 31, 2015 compared to the same period in 2014 as a result of increased average occupancy and average revenue per room over the same periods.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $7.8 million to $57.3 million for the year ended December 31, 2014 compared to $49.5 million for the same period in 2013. The increase primarily reflects higher revenues at our DoubleTree – Danvers ( Hospitality Segment) of $2.9 million and our Multi-Family Residential Segment of $5.2 million. See “Segment Results of Operations for the year ended December 31, 2014 compared to December 31, 2013” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.5 million to $28.0 million for the year ended December 31, 2014 compared to $27.5 million the same period in 2013. The increase consists of approximately $0.2 million and $0.4 million related to our Retail Segment and our Multi-Family Residential Segment, respectively.

Real estate taxes

Real estate taxes remained flat for the year ended December 31, 2014 compared to the same period in 2013.

General and administrative expenses

General and administrative expenses remained flat for the year ended December 31, 2014 compared to the same period in 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $2.7 million to $12.0 million for the year ended December 31, 2014 compared to $9.3 million the same period in 2013. The increase was primarily due to Gantry Park and property improvements completed at our DoubleTree - Danvers.

Interest and dividend income

Interest and dividend income increased by approximately $3.8 million to $14.0 million for the year ended December 31, 2014 compared to $10.2 million the same period in 2013. The increase was attributable to a special dividend received on our Marco OP Units aggregating approximately $5.7 million and $1.9 million in dividend income from our 365 Bond Preferred Investment partially offset by the loss of $1.7 million of interest income as a result of the repayment in full of a second mortgage loan receivable held by LVP Rego Park, LLC (the “Rego Park Joint Venture”) in June 2013 as well as the elimination of $1.7 million of interest income accruing on our Notes Receivable due from Noncontrolling Interests for periods subsequent to June 26, 2013.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.6 million to $15.5 million for the year ended year ended December 31, 2014 compared to $14.9 million for the same period in 2013. The increase is primarily attributable to the timing of certain new borrowings throughout 2013.

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

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the 10.0% interest in the Rego Park Joint Venture previously held by Lightstone Value Plus Real Estate Investment Trust II, Inc. and (iv) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other related parties.

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

Multi-Family Residential Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%
Revenues $	19,774	$14,599	$5,175	35.4%
NOI	11,281	6,784	4,497	66.3%
Average Occupancy Rate for period	94.7%	94.0%		0.7%

Revenues increased $5.2 million accompanied by an increase in NOI of $4.5 million while the average occupancy rate remained increased slightly for the year ended December 31, 2014 compared to the same period in 2013. The increases in revenue and NOI are primarily attributable to the operations of Gantry Park. The construction of Gantry Park was substantially completed and its associated assets were placed into service during the third quarter of 2013.

Industrial Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%
Revenues	$7,398	$7,267	$131	1.8%
NOI	4,513	4,304	209	4.9%
Average Occupancy Rate for period	82.1%	80.8%		1.3%

Revenues and NOI increased slightly for the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of the higher average occupancy during the 2014 period.

Hospitality Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2014	2013	$	%
Revenues	$18,705	$15,852	$2,853	18.0%
NOI	2,522	(376)	2,898	-770.7%
Average Occupancy Rate for period	56.8%	50.0%		6.8%
Rev PAR	$65.94	$55.52	$10.42	18.8%

The revenues and NOI in our Hospitality Segment both increased by approximately $2.9 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of increased average occupancy and average revenue per room over the same periods

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $228.6 million of outstanding mortgage debt and an $18.6 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2015, our total borrowings represented 66% of net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment at maturity and are at a fixed interest rate.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan and line of credit collateralized by the securities held with the financial institution that provided the margin loan and line of credit as well as a portion of our Marco OP Units. These loans are due on demand and any outstanding balance must be paid upon the liquidation of securities.

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our commercial assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Acquisition fees	$8	$204	$2,172
Asset management fees	2,427	2,913	2,608
Property management fees	1,185	1,350	1,391
Development fees and leasing commissions	344	552	2,495
Total	$3,964	$5,019	$8,666

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2015, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2015, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows provided by operating activities	$21,098	$27,947	$17,109
Cash flows provided by investing activities	70,952	15,792	(47,447)
Cash flows used in financing activities	(78,120)	(42,109)	(15,568)
Net change in cash and cash equivalents	13,930	1,630	(45,906)
Cash and cash equivalents, beginning of the year	54,529	52,899	98,805
Cash and cash equivalents, end of the year	$68,459	$54,529	$52,899

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds and distributions received from related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, including our investments in related parties, (vii) debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) the issuance of equity and debt securities and (iv) the placement of mortgage and other loans.

Operating activities

Net cash flows provided by operating activities of $21.1 million for the year ended December 31, 2015 consists of the following:

•	cash inflows of approximately $17.1 million from our net income from continuing operations after adjustment for non-cash items;

•	cash inflows of approximately $2.7 million associated with the net changes in operating assets and liabilities; and

•	cash inflows of approximately $1.3 million from discontinued operations.

Investing activities

The net cash provided by investing activities of $71.0 million for the year ended December 31, 2015 consists primarily of the following:

•	net purchases of investment property and other assets of approximately $6.6 million;

•	funds released from restricted escrows of approximately $0.9 million;

•	aggregate contributions to our investments in related parties of $103.2 million;

•	net proceeds from the sale and purchase of marketable securities of $73.3 million;

•	net distributions from our investment in 1407 Broadway of $15.2 million;

•	contributions of $1.6 million to our Joint Venture with Lightstone II; and

•	cash inflows of approximately $92.4 million from discontinued operations, consisting primarily of net proceeds from the sale of the LVP REIT Hotels.

Financing activities

The net cash used by financing activities of approximately $78.1 million for the year ended December 31, 2015 is primarily related to the following:

•	distributions to our common shareholders of $16.7 million

•	redemptions and cancellation of common stock and noncontrolling interests of $3.4 million;

•	distributions to our noncontrolling interests of $5.4 million;

•	net proceeds from mortgages payable of $1.4 million;

•	net payments on our notes payable of $20.0 million; and

•	cash outflows of approximately $34.3 million from discontinued operations, consisting primarily of repayment of mortgage indebtedness in connection with disposition of the LVP REIT Hotels.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2015.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Payable	$113,675	$25,991	$1,567	$1,621	$14,924	$70,868	$228,646
Interest Payments [1,2]	7,163	3,978	3,820	3,753	3,478	12,304	34,496
Total Contractual Obligations	$120,838	$29,969	$5,387	$5,374	$18,402	$83,172	$263,142

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2015 was used.

2)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special servicer and is due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan had no outstanding balance as of December 31, 2015 and the amount outstanding on the line of credit was $18.6 million as of December 31, 2015, which is due on demand.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.

We are currently in compliance with all of our financial debt covenants; however, the debt associated with the Gulf Coast Industrial Portfolio was placed in default during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $2.1 million, $2.1 million and $2.2 million of default interest was accrued during the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $7.1 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2015 and 2014, respectively.  We are currently engaged in discussions with the special servicer to restructure the loan and do not expect to pay the default interest as this mortgage indebtedness is non-recourse to us.  We believe the continued loss of excess cash flow from these properties and the placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position

Additionally, our mortgage loan (outstanding principal balance of $23.9 million as of December 31, 2015) secured by the St. Augustine Outlet Center matures in April 2016, our mortgage loan (outstanding principal balance of $38.4 million as of December 31, 2015) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016 and our mortgage loan (outstanding principal balance of $26.0 million as of December 31, 2015) secured by the Oakview Plaza matures in January 2017. We currently intend to seek to refinance such existing indebtedness prior to its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provides for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum, is redeemable by us upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the second quarter of 2014 and as of December 31, 2015 and December 31, 2014, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified in investments in related parties on the consolidated balance sheets.  As of December 31, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment. During the years ended December 31, 2015 and 2014, we recorded approximately $5.1 million and $1.9 million, respectively, of investment income related to the 365 Bond Street Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provides for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it is constructing a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that entitles us to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable at the earlier of six years from the date of our final contribution or May 14, 2023, is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the second quarter of 2015 and as of December 31, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in related parties on the consolidated balance sheets. As of December 31, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment. During the year ended December 31, 2015, we recorded approximately $1.4 million of investment income related to the 40 East End Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provides for us to make aggregate contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that entitle us to monthly preferred distributions between 9% and 12% per annum, is redeemable by us upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

We commenced making contributions during the third quarter of 2015 and as of December 31, 2015, the 30-02 39th Avenue Preferred Investment had an outstanding balance of $7.3 million, which is classified in investments in related parties on the consolidated balance sheet. As of December 31, 2015, an aggregate of $42.7 million of additional contributions were unfunded related to the 30-02 39th Avenue Preferred Investment. During the year ended December 31, 2015, we recorded approximately $0.2 million of investment income related to the 30-02 39th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provides for us to make aggregate contributions (the “485 7th Avenue Preferred Investment”) of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are developing a 612-room Marriott Moxy hotel. The 485 7th Avenue Preferred Investment was made pursuant to an instrument that entitles us to monthly preferred distributions at a rate of 12% per annum and is redeemable by us upon the occurrence of certain events. The 485 7th Avenue Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

We contributed $60.0 million to the 485 7th Avenue Preferred Investment in December 2015, which is classified in investments in related parties on the consolidated balance sheet. During the year ended December 31, 2015, we recorded $20 of investment income related to the 485 7th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which secured by their Series A Preferred Units and Common Units. As a result, the Contributing Parties Loans were approximately $47.4 million as of December 31, 2013, which had to be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release does not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units or then outstanding Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, were no longer entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at a annual rate of 4.00%, no longer accrued interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

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

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (“IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude the following items:

•	acquisition fees and expenses; non-cash amounts related to straight-line rent and the amortization of above- or below-market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•	realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•	unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of a loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business.

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$64,692	$22,205	$16,302
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	11,544	12,038	9,314
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	1,295	3,435	2,838
Adjustments to equity in earnings from unconsolidated entities, net	-	-	5,210
Gain on disposal of investment property	-	(9,114)	(363)
Gain on disposal of unconsolidated affiliated real estate entities	(6,097)	(4,418)	(1,200)
Discontinued operations:
Depreciation and amortization of real estate assets	-	4,212	3,569
Impairment loss on long-lived assets held for sale	-	4,456	-
Gain on disposal of investment property	(17,547)	(1,722)	(2,021)
FFO	53,887	31,092	33,649
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	(45)	314	3,944
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(203)	(257)	(303)
Loss/(gain) on debt extinguishment	600	479	(3,672)
Mark to market adjustments (3)	535	645	(664)
Amortization of discount on debt investment	-	-	(1,057)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
Gain on sale of marketable securities	(34,710)	(1,445)	(14,124)
MFFO	20,064	30,828	17,773
Straight-line rent (5)	(294)	(482)	(423)
MFFO - IPA recommended format (6)	$19,770	$30,346	$17,350

Net income	$64,692	$22,205	$16,302
Less: income attributable to noncontrolling interests	(4,468)	(1,329)	(1,388)
Net income applicable to company’s common shares	$60,224	$20,876	$14,914
Net income per common share, basic and diluted	$2.33	$0.81	$0.53

FFO	$53,887	$31,092	$33,649
Less: FFO attributable to noncontrolling interests	(4,945)	(2,121)	(1,919)
FFO attributable to company’s common shares	$48,942	$28,971	$31,730
FFO per common share, basic and diluted	$1.89	$1.12	$1.12

MFFO - IPA recommended format	$19,770	$30,346	$17,350
Less: MFFO attributable to noncontrolling interests	(1,810)	(2,848)	(715)
MFFO attributable to company’s common shares	$17,960	$27,498	$16,635

Weighted average number of common shares outstanding, basic and diluted	25,828	25,795	28,310

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Year Ended December 31,
	2015	2014	2013
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(2,064)	$(2,096)	$(2,242)
1407 Broadway - Default interest expense(b)	-	-	(606)
Special dividend on Marco OP Units(c)	-	5,685	-
Total before allocations to noncontrolling interests	(2,064)	3,589	(2,848)
Allocations to noncontrolling interests	40	(607)	(50)
Total after allocations to noncontrolling interests	$(2,024)	$2,982	$(2,898)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represents our proportionate share of default interest expense related to the non-recourse mortgage indebtedness of our unconsolidated investment in 1407 Broadway which was incurred and unpaid during the first quarter of 2013 but subsequently waived by the lender in connection with the completion of a loan extension in March 2013. The waiver of such default interest was reflected in the gain on extinguishment of debt.
(c)	Represent the aggregate special dividend received on our Marco OP Units during the third quarter of 2014.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $20.0 million, $24.5 million and $19.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2015
FFO	$155,802
Distributions Paid	$163,158

For the year ended December 31, 2015, we paid cash distributions of $18.1 million. FFO for the year ended December 31, 2015 was $48.9 million and cash flow from operations was $21.1 million. For the year ended December 31, 2014, we paid distributions of $18.0 million, including $12.3 million of distributions paid in cash and $5.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2014 was $29.0 million and cash flow from operations was $27.9 million. For the year ended December 31, 2013, we paid distributions of $20.6 million, including $14.1 million of distributions paid in cash and $6.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $31.7 million and cash flow from operations was $17.1 million. See the reconciliation of FFO to net income above.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2015, cumulative SLP Unit distributions declared were $17.1 million, of which $16.6 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2015, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 15 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our DRIP and excess cash other than operating cash flow.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 20 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2016 through March 24, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2015, we had one interest rate swap with an insignificant intrinsic value.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2015, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $8.1 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$113,675	25,991	1,567	1,621	14,924	70,868	$228,646	$227,115

As of December 31, 2015, approximately $33.9 million, or 14%, of our debt, is a variable rate instrument and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.2 million.

The estimated fair value (in millions) of our debt is summarized as follows:

	As of December 31, 2015		As of December 31, 2014
		Estimated Fair		Estimated Fair
	Carrying Amount	Value	Carrying Amount	Value
Mortgages payable	$228.6	$227.1	$227.2	$228.3

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2015, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income /(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 24, 2016

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2015	As of December 31, 2014
Assets
Net investment property	$275,437	$274,751
Investment in unconsolidated affiliated real estate entity	1,989	9,846
Investment in related parties	139,809	36,637
Cash and cash equivalents	68,459	54,529
Marketable securities, available for sale	81,016	154,818
Restricted escrows	7,672	8,809
Tenant and other accounts receivable (net of allowance for doubtful accounts of $181 and $327, respectively)	2,078	1,853
Mortgage receivable	5,040	5,179
Intangible assets, net	1,087	1,546
Prepaid expenses and other assets	7,572	14,366
Assets held for sale	-	111,505
Total Assets	$590,159	$673,839

Liabilities and Stockholders’ Equity
Mortgages payable	$228,646	$227,189
Notes payable	18,625	38,582
Accounts payable, accrued expenses and other liabilities	14,379	12,293
Due to related parties	-	802
Tenant allowances and deposits payable	2,030	2,314
Distributions payable	4,528	4,566
Deferred rental income	1,204	1,167
Acquired below market lease intangibles, net	597	793
Liabilities held for sale	-	70,130
Total Liabilities	270,009	357,836
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,639 and 25,850 shares issued and outstanding, respectively	256	258
Additional paid-in-capital	202,068	204,022
Accumulated other comprehensive income	18,776	50,671
Accumulated surplus	67,961	25,814
Total Company’s stockholders’ equity	289,061	280,765
Noncontrolling interests	31,089	35,238
Total Stockholders’ Equity	320,150	316,003
Total Liabilities and Stockholders’ Equity	$590,159	$673,839

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013

Revenues:
Rental income	$41,249	$42,612	$35,911
Tenant recovery income	4,418	4,709	5,123
Other service income	10,183	9,968	8,492
Total revenues	55,850	57,289	49,526
Expenses:
Property operating expenses	28,280	27,992	27,471
Real estate taxes	3,521	3,617	3,557
General and administrative costs	5,009	6,707	6,713
Depreciation and amortization	11,544	12,038	9,314
Total operating expenses	48,354	50,354	47,055
Operating income	7,496	6,935	2,471
Mark to market adjustment on derivative financial instruments	(223)	(199)	487
Interest and dividend income	11,317	13,972	10,246
Interest expense	(15,145)	(15,492)	(14,931)
Gain on disposition of unconsolidated affiliated real estate entities	-	4,418	1,200
Gain on disposition of real estate, net	-	9,114	363
Gain on sale of marketable securities	34,710	1,445	14,124
Income/(loss) from investments in unconsolidated affiliated real estate entities	5,804	821	(1,524)
Other income, net	2,002	913	1,535
Net income from continuing operations	45,961	21,927	13,971
Net income from discontinued operations	18,731	278	2,331
Net income	64,692	22,205	16,302

Less: net income attributable to noncontrolling interests	(4,468)	(1,329)	(1,388)

Net income attributable to Company’s common shares	$60,224	$20,876	$14,914

Basic and diluted earnings per Company’s common share:
Continuing operations	$1.60	$0.80	$0.45
Discontinued operations	0.73	0.01	0.08
Net earnings per Company’s common share	$2.33	$0.81	$0.53
Weighted average number of common shares outstanding, basic and diluted	25,828	25,795	28,310

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME /(LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$64,692	$22,205	$16,302
Other comprehensive (loss)/income:
Unrealized gain/(loss) on available for sale securities	6,289	18,948	(6,239)
Reclassification adjustment for gain included in net income	(41,460)	(468)	(11,164)

Other comprehensive(loss)/income	(35,171)	18,480	(17,403)
Comprehensive income/(loss)	29,521	40,685	(1,101)

Less: Comprehensive income attributable to noncontrolling interests	(1,192)	(3,188)	(142)

Comprehensive income/(loss) attributable to the Company’s common shares	$28,329	$37,497	$(1,243)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
	Common		Additional	Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Surplus	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2012	$30,049	300	$266,115	$50,207	$27,877	$40,657	$385,156

Net income	-	-	-	-	14,914	1,388	16,302
Other comprehensive loss	-	-	-	(16,157)	-	(1,246)	(17,403)
Distributions declared	-	-	-	-	(19,789)	-	(19,789)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,789)	(8,789)
Contributions received from noncontrolling interests	-	-	-	-	-	885	885
Redemption and cancellation of shares and noncontrolling interests	(5,008)	(50)	(61,152)	-	-	6,475	(54,727)
Shares issued from distribution reinvestment program	594	6	6,484	-	-	-	6,490
BALANCE, December 31, 2013	25,635	256	211,447	34,050	23,002	39,370	308,125
Net income	-	-	-	-	20,876	1,329	22,205
Other comprehensive income	-	-	-	16,621	-	1,859	18,480
Distributions declared	-	-	-	-	(18,064)	-	(18,064)
Distributions paid to noncontrolling interests	-	-	-	-	-	(15,082)	(15,082)
Contributions received from noncontrolling interests	-	-	-	-	-	215	215
Redemption and cancellation of shares and noncontrolling interests	(297)	(3)	(13,159)	-	-	7,547	(5,615)
Shares issued from distribution reinvestment program	512	5	5,734	-	-	-	5,739
BALANCE, December 31, 2014	25,850	258	204,022	50,671	25,814	35,238	316,003
Net income	-	-	-	-	60,224	4,468	64,692
Other comprehensive loss	-	-	-	(31,895)	-	(3,276)	(35,171)
Distributions declared	-	-	-	-	(18,077)	-	(18,077)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,393)	(5,393)
Contributions received from noncontrolling interests	-	-	-	-	-	227	227
Redemption and cancellation of shares and noncontrolling interests	(341)	(3)	(3,406)	-	-	(175)	(3,584)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, December 31, 2015	$25,639	256	$202,068	$18,776	$67,961	$31,089	$320,150

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,692	$22,205	$16,302
Less net income - discontinued operations	18,731	278	2,331
Net income - continuing operations	45,961	21,927	13,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,544	12,038	9,314
Gain on sale of marketable securities available for sale	(34,710)	(1,445)	(14,124)
Gain on disposition of unconsolidated affiliated real estate entities	-	(4,418)	(1,200)
Gain on disposition of real estate	-	(9,114)	(363)
Loss on debt extinguishment	-	367	-
Mark to market adjustment on derivative financial instruments	223	199	(487)
Amortization of discount on mortgage receivable	-	-	(1,057)
(Income)/loss from investments in unconsolidated affiliated real estate entities	(5,804)	(821)	1,524
Other non-cash adjustments	(41)	77	(16)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	1,164	(448)	3,772
(Increase)/decrease in tenant and other accounts receivable	(341)	625	(790)
Increase in tenant allowance and deposits payable	20	127	672
Increase in accounts payable, accrued expenses and other liabilities	2,125	1,384	466
Decrease in due to related parties	(339)	(171)	(48)
Increase/(decrease) in deferred rental income	37	(242)	565
Net cash provided by operating activities - continuing operations	19,839	20,085	12,199
Net cash provided by operating activities - discontinued operations	1,259	7,862	4,910
Net cash provided by operating activities	21,098	27,947	17,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,751)	(7,247)	(45,985)
Purchase of marketable securities available for sale	(5,113)	(21,635)	(12,068)
Proceeds from sale of marketable securities available for sale	78,454	33,125	48,836
Settlement of derivative financial instrument	-	(3,543)	(20,362)
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	-	4,418	1,200
Collections on mortgage receivable	139	131	19,623
Deposits for purchase of real estate, net of refunds	170	(50)	2,200
Contributions to investment in unconsolidated affiliated real estate entity	(1,568)	-	(12,639)
Investments in related parties	(103,158)	(36,637)	-
Payments on loans due to related parties	-	-	(2,340)
Distribution from investments in unconsolidated affiliated real estate entities	15,230	470	1,186
Release of restricted escrows	922	6,550	25,782
Proceeds from sale of investment property	6,202	37,051	-
Net cash (used in)/provided by investing activities - continuing operations	(21,473)	12,633	5,433
Net cash provided by/(used in) investing activities - discontinued operations	92,425	3,159	(52,880)
Net cash provided by/(used in) investing activities	70,952	15,792	(47,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	3,863	75,278	100,236
Mortgage payments	(2,406)	(73,405)	(2,555)
Payment of loan fees and expenses	(69)	(971)	(1,277)
Payment of notes payable	(19,957)	(1,600)	(23,000)
Redemption and cancellation of common shares	(3,409)	(5,615)	(54,727)
Contributions received from noncontrolling interests	227	215	885
Distributions paid to noncontrolling interests	(5,393)	(15,082)	(8,789)
Distributions paid to Company’s stockholders	(16,662)	(12,284)	(14,079)
Net cash used infinancing activities - continuing operations	(43,806)	(33,464)	(3,306)
Net cash used in financing activities - discontinued operations	(34,314)	(8,645)	(12,262)
Net cash used in by financing activities	(78,120)	(42,109)	(15,568)
Net change in cash and cash equivalents	13,930	1,630	(45,906)
Cash and cash equivalents, beginning of year	54,529	52,899	98,805
Cash and cash equivalents, end of year	$68,459	$54,529	$52,899

See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014 and 2013

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), Lightstone REIT as the general partner, held a 98% interest as of December 31, 2015 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of The Lightstone Group, under the terms and conditions of an advisory agreement. The Lightstone Group previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. The Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of the Company’s board of directors (the “Board”) and it’s Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT or the Operating Partnership.

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

As of December 31, 2015, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of three retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, five multi-family residential properties containing a total of 1,216 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of December 31, 2015, the retail properties, the industrial properties and the multi-family residential properties were 90%, 62%, and 96% occupied based on a weighted-average basis, respectively, and its hotel hospitality property’s average revenue per available room (“RevPAR”) was $79 (whole dollars) and occupancy was 62% for the year ended December 31, 2015.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties’ (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented.   Additionally, the associated assets and liabilities of the Hotel Portfolio are classified as held for sale in the consolidated balance sheet as of December 31, 2014.

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

For the Years Ended December 31, 2015, 2014 and 2013

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

Operating Partnership Activity

Acquisitions and Investments:

Through its Operating Partnership, the Company has and will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. The Company’s commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging and industrial. All such properties have been or will be acquired and operated by the Company alone or jointly with another party.

Related Parties:

Properties acquired and development activities have been and may continue to be managed by affiliates of Lightstone Value Plus REIT Management LLC (collectively, the “Property Managers”).

The Company’s Advisor and Property Managers are each related parties. Each of these entities has received and will continue to receive compensation and fees for services related to the investment and management of the Company’s assets. These entities have and will continue to receive fees during the Company’s acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and certain other fees (See Note 15).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2015, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

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

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity will be accounted for using the equity method. Investments in entities where the Company has virtually no influence will be accounted for using the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Cash paid for interest	$12,889	$16,810	$15,632

Distributions declared	$18,077	$18,064	$19,789

Value of shares issued from distribution reinvestment program	$1,453	$5,739	$6,490

Non cash purchase of investment property	$320	$776	$1,035

Debt assumed by joint venture in connection with disposition	$32,800	$-	$-

Assignment of minority interest loans to joint venture in connection with disposition	$547	$-	$-

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

For the Years Ended December 31, 2015, 2014 and 2013

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

The aggregate fair value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The fair value assigned to this intangible asset is amortized over the remaining estimated lease term. Optional renewal periods are not considered.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The aggregate fair value of other acquired intangible assets includes tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The fair value assigned to this intangible asset is amortized over the remaining estimated lease term.

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

Additionally, if the disposal group represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results then the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows, respectively, for all periods presented, as long as the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and the Company will not have any significant continuing involvement in the operations of the disposal group after disposal.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Investments in Unconsolidated Entities

The Company evaluates all joint venture arrangements and investments in entities for consolidation.  The percentage interest in the joint venture or investment in entities, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company accounts for its investments in unconsolidated entities using the equity or cost method of accounting, as appropriate. Under the equity method, the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received.  The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated entities. Under the cost method of accounting, the dividends earned from the underlying entities are recorded to interest income.

The Company continuously reviews its investment in unconsolidated entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Income Taxes

The Company made an election in 2006 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, which ended December 31, 2005.

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2005 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2015, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2015. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2015, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses and loans due to related parties approximate their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate. The carrying amount of the mortgages receivable approximates their fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$228.6	$227.1	$227.2	$228.3

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board. This plan expired in April 2015. Awards were granted at fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2015, 2014 and 2013, the Company had no material compensation costs related to the incentive award plan.

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

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In September 2015, the FASB issued an accounting standards update to simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its financial statements. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be effective for the Company beginning January 1, 2016. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Disposition of limited service hotels

On January 19, 2015, the Board of Directors of the Company provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor and for the Joint Venture to acquire the Company’s membership interests in the LVP REIT Hotels for an aggregate of approximately $122.4 million, plus closing and other third party transaction costs.

The LVP REIT Hotels are comprised of the following 11 limited service hotels:

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

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method of accounting. As of December 31, 2015, the carrying value of the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, which is included in investment in related parties on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The LVP REIT Hotels were contributed to the Joint Venture in a series of transactions during 2015 as discussed below.

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

The Company’s revolving credit facility that was collateralized by the Hotel I Portfolio and had a balance of $34.1 million, was paid off upon completion of the disposition of the Hotel I Portfolio.

On February 11, 2015, the Company, through a wholly owned subsidiary of its Operating Partnership, completed the disposition of its 100.0% membership interest in the Courtyard – Parsippany and its 90.0% membership interest in the Residence Inn - Baton Rouge for approximately $23.4 million, excluding transaction costs, or approximately $12.2 million, net of an aggregate of $11.6 million of mortgage debt (the “Courtyard – Parsippany Loan” and the “Residence Inn – Baton Rouge Loan) which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to two separate contribution agreements, each dated as of February 11, 2015, entered into with Lightstone II through the Joint Venture.

The Courtyard – Parsippany Loan and the Residence Inn - Baton Rouge Loan were assumed by the subsidiaries of the Joint Venture as part of the transaction.

On June 10, 2015, the Company, through a wholly owned subsidiary of its Operating Partnership, completed the disposition of its (i) 100% membership interest in the Aloft – Rogers, (ii) 95% membership interest in the Fairfield Inn – Jonesboro and (iii) 100% membership interest in the Holiday Inn Express - Auburn for an aggregate acquisition price of approximately $28.0 million, excluding transaction costs, or approximately $12.9 million, net of $15.1 million of mortgage debt (the “Promissory Note”) which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to three separate contribution agreements, each dated as of June 10, 2015, entered into with Lightstone II through the Joint Venture.

The Promissory Note was assumed by the subsidiaries of the Joint Venture as part of the transaction.

On June 30, 2015, the Company through a wholly owned subsidiary of its Operating Partnership completed the disposition of its 90.0% membership interest in the Courtyard - Baton Rouge for an aggregate acquisition price of approximately $7.4 million, excluding closing and other related transaction costs or approximately $1.2 million, net of $6.1 million of mortgage debt (the “Courtyard – Baton Rouge Loan”) which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to a contribution agreement, dated as of June 30, 2015, entered into with Lightstone II through the Joint Venture.

The Courtyard – Baton Rouge Loan was assumed by the subsidiaries of the Joint Venture as part of the transaction.

The transactions described above represent the complete disposition of the LVP REIT Hotels by the Company previously approved by the Board of Directors. The Company recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

During the first quarter of 2013, the Company received an additional $1.2 million related to the 2012 disposition of its ownership interest in Grand Prairie Holdings LLC (“GPH”), which developed an outlet center located in Grand Prairie, Texas, resulting from the satisfaction of certain conditions and recognized a gain on disposition of unconsolidated affiliated real estate entities in its consolidated statements of operations.

During the third quarter of 2014, the Company received an additional $4.4 million, related to the final true-ups and adjustments pursuant to the terms of a transaction related to the 2012 disposition of its ownership interests in GPH and Livermore Valley Holdings LLC (“LVH”). LVP developed an outlet center located in Livermore Valley, California, and also owned a parcel of land adjacent to the outlet center. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $4.4 million during the year ended December 31, 2014.

5. Investments in Unconsolidated Affiliated Real Estate Entity

The entity discussed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	December 31, 2015	December 31, 2014
1407 Broadway Mezz II LLC (“1407 Broadway”)	January 4, 2007	49.0%	$1,989	$9,846
Total Investment in unconsolidated affiliated real estate entity			$1,989	$9,846

1407 Broadway Mezz II LLC

As of December 31, 2015, the Company has a 49.0% ownership in 1407 Broadway Mezz II LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. On April 30, 2015, 1407 Broadway completed the disposition of its Sub-leasehold Interest to an unrelated third party for aggregate consideration of approximately– $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during year ended December 31, 2015, of which the Company’s share was approximately $15.1 million. Additionally, during the first quarter of 2105, the Company made a contribution of $1.6 million to 1407 Broadway.

The Company’s equity earnings for the year ended December 31, 2013 include (i) an adjustment to record previously unrecorded losses aggregating $5.2 million through December 31, 2012 and (ii) $3.7 million of earnings representing its pro rata share of 1407 Broadway’s net income for year ended December 31, 2013. Additionally, during the year ended December 31, 2014, the Company received distributions from 1407 Broadway aggregating $0.5 million.

1407 Broadway Financial Information

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the unaudited condensed income statements for 1407 Broadway:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Total revenue	$13,510	$41,159	$37,737
Property operating expenses	9,439	29,608	28,797
Depreciation and amortization	2,644	7,011	5,792
Operating income	1,427	4,540	3,148
Interest expense and other, net	(1,343)	(3,266)	(3,495)
Gain on disposition	9,891	-	-
Gain on debt extinguishment	-	-	7,494
Net income	$9,975	$1,274	$7,147
Company’s share of net earnings	$5,804	$821	$(1,524)

The Company’s share of earnings for the year ended December 31, 2013 includes an adjustment of $5,210 for previously unrecorded losses through December 31, 2012.

The following table represents the unaudited condensed balance sheets for 1407 Broadway:

	As of	As of
	December 31, 2015	December 31, 2014

Real estate, at cost (net)	$-	$121,304
Intangible assets	-	28
Cash and restricted cash	5,964	8,951
Other assets	-	22,673
Total assets	$5,964	$152,956
Mortgage payable	$-	$126,000
Other liabilities	556	13,342
Member capital	5,408	13,614
Total liabilities and members’ capital	$5,964	$152,956

6. Preferred Investments

365 Bond Street Preferred Investment

In March 2014, the Company entered into an agreement with various related party entities that provides for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of December 31, 2015 and 2014, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified in investments in related parties on the consolidated balance sheets.  As of December 31, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment. During the years ended December 31, 2015 and 2014, the Company recorded approximately $5.1 million and $1.9 million, respectively, of investment income related to the 365 Bond Street Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement with various related party entities that provides for us to make contributions of up to $30.0 million, in an affiliate of its Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable at the earlier of six years from the date of the Company’s final contribution or May 14, 2023, and is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2015, construction financing had not been procured and the monthly preferred distributions rate was 8%.

The Company commenced making contributions during the second quarter of 2015 and as of December 31, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in related parties on the consolidated balance sheets. As of December 31, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment. During the year ended December 31, 2015, the Company recorded approximately $1.4 million of investment income related to the 40 East End Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

30-02 39th Avenue Preferred Investment

In August 2015, the Company entered into certain agreements that provide for us to make aggregate contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they intend to construct a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that are entitled to monthly preferred distributions between 9% and 12% per annum, is redeemable by us upon the occurrence of certain events, and is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the third quarter of 2015 and as of December 31, 2015, the 30-02 39th Avenue Preferred Investment had an outstanding balance of $7.3 million, which is classified in investments in related parties on the consolidated balance sheet. As of December 31, 2015, an aggregate of $42.7 million of additional contributions were unfunded related to the 30-02 39th Avenue Preferred Investment. During the year ended December 31, 2015, the Company recorded approximately $0.2 million of investment income related to the 30-02 39th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

485 7th Avenue Preferred Investment

In December 2015, the Company entered into an agreement with various related party entities that provides for us to contributions (the “485 7th Avenue Preferred Investment”) of up to $60.0 million in an affiliate of its Sponsor which owns a parcel of land located at 485 7th Avenue, New York, NY on which they intend to develop a 612-room Marriott Moxy hotel. The 485 7th Avenue Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company upon the occurrence of certain events. The 485 7th Avenue Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

The Company contributed the entire $60.0 million to the 485 7th Avenue Preferred Investment in December 2015, which is classified in investments in related parties on the consolidated balance sheet. During the year ended December 31, 2015, the Company recorded $20 of investment income related to the 485 7th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

7. Mortgages Receivable

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, LVP Rego Park, LLC (the “Rego Park Joint Venture”), in which the Company and Lightstone II had 90.0% and 10.0% ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from an unaffiliated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $13.6 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of its portion of the acquisition price, or approximately $0.4 million. The Company’s portion of the acquisition was funded with cash. Beginning on April 12, 2011, the Company consolidated the operating results and financial condition of the Rego Park Joint Venture and accounted for the ownership interest of Lightstone II as a noncontrolling interest. The Second Mortgage Loan was recorded in mortgages receivable on the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full. During the year ended December 31, 2013 $1.1 million of the discount was amortized into interest income.

During the year ended December 31, 2013, the Rego Park Joint Venture made final distributions of all of its assets of approximately $21.0 million, to its members, of which approximately $2.1 million was distributed to Lightstone II.

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

During the years ended December 31, 2015, 2014 and 2013, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $0.5 million, $0.5 million and $1.2 million of interest income, respectively, from its Mortgages Receivable.

8.  Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2015	December 31, 2014

Investment property:
Land and improvements	$68,869	$68,606
Building and improvements	238,757	227,427
Furniture and fixtures	17,421	16,567
Construction in progress	668	2,317
Gross investment property	325,715	314,917
Less accumulated depreciation	(50,278)	(40,166)
Net investment property	$275,437	$274,751

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2015	December 31, 2014

Accounts payable and accrued expenses	$4,807	$5,225
Accrued real estate taxes	610	963
Accrued interest payable	1,340	572
Accrued default interest payable	7,117	5,052
Fair value of derivative financial instruments	157	-
Other liabilities	348	481
	$14,379	$12,293

9. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$487	$(1)	$1,891
Marco OP Units and Marco II OP Units	19,227	21,458	-	40,685
Corporate Bonds and Preferred Equities	35,880	474	(1,369)	34,985
Mortgage Backed Securities (“MBS”)	3,769	-	(314)	3,455
Total	$60,281	$22,419	$(1,684)	$81,016

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$367	$-	$1,772
Marco OP Units and Marco II OP Units	51,970	55,872	-	107,842
Corporate Bonds and Preferred Equities	40,705	898	(955)	40,648
MBS	4,832	-	(276)	4,556
Total	$98,912	$57,137	$(1,231)	$154,818

The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”).

During the year ended December 31, 2015, the Company redeemed an aggregate of approximately 383,000 Marco OP units with a cost basis of approximately $32.7 million for aggregate gross proceeds of approximately $67.1 million and realized aggregate gains of approximately $34.4 million, which is included in gain on sale of marketable securities on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the year ended December 31, 2014, the Company received a special dividend on its Marco OP Units aggregating approximately $5.7 million, which is included in interest and dividend income on the consolidated statement of operations.

During the year ended December 31, 2013, the Company redeemed an aggregate of approximately 156,000 Marco OP units with a cost basis of approximately $13.6 million for gross proceeds of approximately $27.5 million and realized aggregate gains of approximately $13.9 million, which is included in gain on sale of marketable securities, for the year ended December 31, 2013 on the consolidated statements of operations and the Company exchanged 69,691 Marco II OP Units for 69,691 shares of Simon Stock.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. At their respective dates of acquisition, the maturities of the Company’s MBS generally ranged from 27 year to 30 years.

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any impairment charges. As of December 31, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.27% as of December 31, 2015) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2015 and $18.7 million was outstanding as of December 31, 2014 and is included in Notes payable on the consolidated balance sheets.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.77% as of December 31, 2015). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and Pro DFJV Holdings LLC (“PRO”), a Delaware limited liability company wholly owned by the Company (see Note 14), guaranteed the Line of Credit.

The amount outstanding under the Line of Credit was $18.6 million and $19.9 million as of December 31, 2015 and 2014, respectively, and is included in Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,891	$-	$-	$1,891
Marco OP and OP II Units	-	40,685	-	40,685
Corporate Bonds and Preferred Equities	-	34,985	-	34,985
MBS	-	3,455	-	3,455
Total	$1,891	$79,125	$-	$81,016

	Fair Value Measurement Using
As of December 31, 2014	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,772	$-	$-	$1,772
Marco OP and OP II Units	-	107,842	-	107,842
Corporate Bonds and Preferred Equities	-	40,648	-	40,648
MBS	-	4,556	-	4,556
Total	$1,772	$153,046	$-	$154,818

The fair values of the Company’s investments in Corporate Bonds and Preferred Equities and MBS are measured using readily available quoted prices for similar assets. Additionally, as noted and disclosed above, the Company’s Marco OP and OP II units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

10. Dispositions and Discontinued Operations

Dispositions

On July 31, 2014, the Company disposed of an industrial property located in Sarasota, Florida (“Sarasota”) for approximately $5.3 million. During the second quarter of 2014, the Company recorded a loss on the disposition of real estate of approximately $2.4 million related to this disposition.

On September 30, 2014, the Company disposed of two multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) for approximately $32.4 million. During the third quarter of 2014, the Company recorded a gain on the disposition of real estate of approximately $11.5 million related to this disposition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Effective January 1, 2014, the Company adopted an accounting standards update that provided new guidance on the requirements for reporting a discontinued operation. As a result, the dispositions of Sarasota and the Camden Multi-Family Properties did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of Sarasota and the Camden Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

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

On January 22, 2014 the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million. The Company recognized a gain on disposition of approximately $1.7 million, which is included in discontinued operations during the year ended December 31, 2014.

During 2015, the Company disposed of the LVP REIT Hotels for approximately $122.4 million. The Company recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations during the year ended December 31, 2015. (See Note 3)

The operating results of the LVP REIT Hotels, Crowe’s Crossing, Everson Pointe, and the Houston Extended Stay Hotels, through their respective dates of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of the LVP REIT Hotels are classified as held for sale in the consolidated balance sheet as of December 31, 2014.

The following summary presents the associated assets and liabilities classified as held for sale in the consolidated balance sheets for the LVP REIT Hotels as of December 31, 2014:

As of
December 31, 2014

Net investment property	$105,610
Intangible assets, net	167
Other assets	5,728
Total assets held for sale	$111,505
Mortgages payable	$67,155
Accounts payable and accrued expenses	2,905
Other liabilities	70
Total liabilities held for sale	$70,130

The following summary presents the aggregate operating results, through their respective dates of disposition, of the LVP REIT Hotels, Crowe’s Crossing, Everson Pointe, and the Houston Extended Stay Hotels included in discontinued operations in the consolidated statements of operations for the periods indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$8,000	$36,266	$30,434
Operating expenses	5,742	33,770	27,169
Operating income	2,258	2,496	3,265
Interest expense and other, net	(849)	(3,894)	(2,955)
Gain on disposition of real estate	17,322	1,676	2,021
Net income from discontinued operations	$18,731	$278	$2,331

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

11. Mortgages Payable

Mortgages payable consists of the following:

					Loan Amount as of
Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2015	Maturity Date	Amount Due at Maturity	December 31, 2015	December 31, 2014

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$38,437	$39,012
Oakview Plaza	5.49%	5.49%	January 2017	25,583	26,014	26,425
Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,525	50,525	51,142
St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	23,875	24,364
Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500
DePaul Plaza	Libor + 2.75%	3.03%	June 2020	13,494	15,295	11,746
Total mortgages payable		6.10%		$216,806	$228,646	$227,189

Libor as of December 31, 2015 and 2014 was 0.42% and 0.17%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2015:

2016	2017	2018	2019	2020	Thereafter	Total
$113,675	$25,991	$1,567	$1,621	$14,924	$70,868	$228,646

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $7.1 million and $11.7 million were held in restricted escrow accounts as of December 31, 2015 and 2014, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On June 1, 2015, the Company entered into a modification of its existing mortgage payable collateralized by DePaul Plaza. The modification increased the original amount of the loan from $13.0 million to $15.5 million, extended the maturity date from September 2017 to June 2020 and reduced the interest rate from Libor plus 3.00% to Libor plus 2.75%. The Company received approximately $3.9 million of net proceeds in connection with the modification.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default by the special servicer during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest of approximately $2.1 million, $2.1 million and $2.2 million was accrued during the years ended December 31, 2015, 2014 and 2013, respectively. As a result, cumulative accrued default interest expense of approximately $7.1 million and $5.0 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2015 and 2014, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $23.9 million as of December 31, 2015) secured by the St. Augustine Outlet Center matures in April 2016, our mortgage loan (outstanding principal balance of $38.4 million as of December 31, 2015) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016 and our mortgage loan (outstanding principal balance of $26.0 million as of December 31, 2015) secured by the Oakview Plaza matures in January 2017. The Company currently intends to seek to refinance such existing indebtedness prior to its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

12. Distributions Payable

On November 13, 2015, the Board declared a distribution for the three-month period ending December 31, 2015. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2015 distribution was paid in cash on January 15, 2016.

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

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2015 and 2014, the Company had no outstanding preferred shares.

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

Through January 19, 2015, the Company’s stockholders had the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. As of December 31, 2015, approximately 8.4 million shares remain available for issuance under our DRIP. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. During 2013, we redeemed approximately 0.3 million common shares at an average price per share of $9.19 per share. During 2014, we redeemed approximately 0.3 million common shares at an average price per share of $9.91 per share. During 2015, we redeemed approximately 0.3 million common shares at an average price per share of $10.00 per share.

Stock-Based Compensation

The Company previously adopted a stock option plan under which its independent directors were eligible to receive annual nondiscretionary awards of nonqualified stock options. This plan expired in April 2015. The Company’s stock option plan was designed to enhance its profitability and value for the benefit of its stockholders by enabling it to offer independent directors stock based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

The Company authorized and reserved 75,000 shares of its common stock for issuance under its stock option plan. The Board could make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under the Company’s stock option plan to reflect any change in its capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

The Company’s stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of its independent directors, without any further action by the Board of Directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2015, options to purchase 75,000 shares of stock were outstanding, 63,000 were fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.56 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2015, 2014 and 2013. Through December 31, 2015, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan were initially fixed at $10 per share until the termination of the Company’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years from the date of grant. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board on that date. Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

14. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests (see below) and (iii) certain interests in consolidated subsidiaries. The units include SLP Units, limited partner units, Series A Preferred Units (see below) and Common Units. The noncontrolling interests in consolidated subsidiaries include or included ownership interests in PRO (see below), the Rego Park Joint Venture (see Note 7) and the 2nd Street Joint Venture (see below).

Share Description

See Note 15 for discussion of rights related to SLP Units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On September 30, 2013, as a result of various agreements (collectively, the “Series A Agreement”) between and amongst (i) the Operating Partnership and certain of its subsidiaries and affiliates (the “Operating Partnership Parties”) and (ii) Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributing Parties”) and certain of their subsidiaries and affiliates (collectively, the “Series A Parties”), the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $43.5 million and agreed to extend the redemption of the aggregate remaining outstanding 50,100 Series A Preferred Units, held by th e Contributing Parties, at their liquidation preference of approximately $50.1 million to January 2, 2014. Furthermore, the Contributing Parties simultaneously repaid approximately $41.1 million of notes receivable (the “Contributing Parties Loans”) representing the proportionate share of total loans issued to the Contributing Parties which was secured by their Series A Preferred Units and Common Units. As a result, the remaining outstanding balance of the Contributing Parties Loans was approximately $47.4 million, which had to be repaid in full upon redemption of the remaining outstanding Series A Preferred Units.

Pursuant to the terms of the Series A Agreement, the Series A Parties provided a full release to the Operating Partnership Parties for any and all claims, both asserted or unasserted, through September 30, 2013. However, the release did not affect the rights of the Contributing Parties in respect of any subsequent claims relating to their remaining outstanding Common Units and then outstanding Series A Preferred Units. Additionally, the Series A Preferred Units, which were entitled to receive cumulative preferential distributions equal to an annual rate of 4.6316%, if and when declared, were no longer entitled to distributions for periods subsequent to June 26, 2013 and the Contributing Parties Loans, which provided for interest payable semi-annually at an annual rate of 4.00%, no longer accrued interest for periods subsequent to June 26, 2013. The Series A Preferred Units initially had no mandatory redemption or maturity date and were not redeemable by the Operating Partnership prior to June 26, 2013.

On January 2, 2014, the Operating Partnership redeemed the remaining outstanding 50,100 Series A Preferred Units, held by the Contributing Parties, at their liquidation preference of approximately $50.1 million and the Contributing Parties simultaneously repaid the remaining Contributing Parties Loans aggregating approximately $47.4 million in full.

Distributions

During the years ended December 31, 2015, 2014 and 2013, the Company paid distributions to noncontrolling interests of $5.4 million, $15.1 million and $8.8 million, respectively. As of December 31, 2015 and 2014, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2016) and $0.6 million (paid on January 15, 2015), respectively.

Noncontrolling Interest of Subsidiary within the Operating Partnership

On August 25, 2009, the Operating Partnership acquired an additional 15.0% membership interest in POAC and an additional 14.26% membership interest in Mill Run. In connection with the transactions, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $6.9 million ($5.6 million and $1.3 million related POAC and Mill Run, respectively). On August 25, 2009, the Operating Partnership contributed its investments of the 15.0% membership interest in POAC and the 14.26% membership interest in Mill Run to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 (in whole dollars) for a 0.01% non-managing membership interest in PRO. As the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. On September 15, 2009, the Advisor accepted, in lieu of payment of $6.9 million for the acquisition fee, a 19.17% (approximately $6.9 million divided by the sum of $29.0 million plus approximately $6.9 million, or approximately $35.6 million) profit membership interest in PRO and assigned its rights to receive payment to the Sponsor, who assigned the same to David Lichtenstein. Under the terms of the operating agreement of PRO, the 19.17% profit membership interest was not entitled to receive any distributions until the Operating Partnership and the Company had received distributions equivalent to their aggregate initial capital contributions of $29.0 million, and then the 19.17% profit membership interest would receive distributions of approximately $6.9 million. Thereafter, any remaining distributions are split between the three members in proportion to their respective profit interests. In connection with PRO’s disposition of its membership interests in POAC and Mill Run in August 2010, the Company first received its aggregate initial capital contributions of $29.0 million and then David Lichtenstein received approximately $6.9 million. As a result, all subsequent distributions from PRO have been split between the three members in proportion to their respective profit interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate the 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it would transfer approximately 15.8% of its membership interest to the Sponsor and other related parties effective upon obtaining the Gantry Park Construction Loan (see Note 11 for additional information) for Gantry Park. The Gantry Park Construction Loan closed and the Sponsor and other related parties subsequently reimbursed the Operating Partnership approximately $4.3 million. As of December 31, 2015, the Operating Partnership owned an approximately 59.2% managing membership interest in the 2nd Street Joint Venture and the Sponsor and other related parties owned an aggregate 40.8% non-managing membership interest.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

On August 18, 2011, the 2nd Street Owner, which is wholly owned by the 2nd Street Joint Venture, acquired a parcel of land located in Queens, New York for approximately $19.3 million from an unaffiliated third party. The 2nd Street Joint Venture contributed approximately $19.3 million in cash to the 2nd Street Owner to fund the land acquisition. In connection with the acquisition of the land, the 2nd Street Owner also obtained a $13.5 million interim loan (the “Interim Loan”). During the second quarter of 2012, the 2nd Street Owner commenced construction of Gantry Park, a residential project comprised of 199 apartment units, on the acquired land. On September 28, 2012 the 2nd Street Owner entered into the Gantry Park Construction Loan and used proceeds advanced at closing to repay the Interim Loan in full. Construction of Gantry Park was substantially completed during the fourth quarter of 2013 and the associated assets were placed in service.

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of November 1, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park. A portion of the proceeds from Gantry Park Mortgage Loan were used to repay the Gantry Park Construction Loan in full and to make a distribution of approximately $11.5 million to the Sponsor and other related parties for their respective share of the remaining proceeds.

15. Related Party Transactions

The Company has agreements with the Advisor and its Property Managers to pay certain fees, as follows, in exchange for services performed by these entities and other related parties. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Managers, and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also reimbursed for expenses that it incurs in connection with the purchase of a property. The acquisition fee and expenses for any particular property, including amounts payable to related parties, will not exceed, in the aggregate 5% of the gross contractual purchase price (including mortgage assumed) of the property.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Property Management - Residential/Retail	The Property Managers are paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company pays the Property Managers a separate fee for i) the development of, ii) the one-time initial rent-up or iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management - Office/Industrial	The Property Managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

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

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During each of the years ended December 31, 2015, 2014 and 2013, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2015, cumulative distributions declared were $17.1 million, of which $16.6 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2015, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

The SLP Units will also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Lightstone REIT and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

Operating Stage
Distributions	Amount of Distribution

7% Stockholder Return Threshold	Once a cumulative non-compounded return of 7% per year on their net investment is realized by stockholders, Lightstone SLP, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Lightstone REIT’s assets.

12% Stockholder Return Threshold	Once a cumulative non-compounded return of 12% per year is realized by stockholders on their net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After the 12% return threshold is realized by stockholders and Lightstone SLP, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements described above, has recorded the following amounts in operating expenses, except for development fees and leasing commissions which were capitalized, for the years indicated:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Acquisition fees (general and administrative costs)	$8	$204	$2,172
Asset management fees (general and administrative costs)	2,427	2,913	2,608
Property management fees (property operating expenses)	1,185	1,350	1,391
Development fees and leasing commissions*	344	552	2,495
Total	$3,964	$5,019	$8,666

*   Generally, capitalized and amortized over the estimated useful life of the associated asset.

See Notes 3, 4, 5, 6, 7 and 14 for other related party transactions.

16. Future Minimum Rentals

As of December 31, 2015, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$11,608	$9,796	$8,058	$5,710	$3,001	$6,072	$44,245

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

17. Segment Information

The Company currently operates in four business segments as of December 31, 2015: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2015, 2014 and 2013 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2015, 2014 and 2013. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude the LVP REIT Hotels, Crowe’s Crossing, Everson Pointe, and the Houston Extended Stay Hotels due to their classification as discontinued operations (see Notes 1 and 10). Prior to their classification as discontinued operations, the results of operations of LVP REIT Hotels and the Houston Extended Stay Hotels were previously included in the Hospitality Segment and Crowe’s Crossing and Everson Pointe were previously included in the Retail Segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2015
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,482	$17,479	$6,242	$20,647	$-	$55,850
Property operating expenses	3,969	5,450	2,050	16,809	2	28,280
Real estate taxes	1,401	1,062	758	300	-	3,521
General and administrative costs	9	166	(8)	305	4,537	5,009
Net operating income/(loss)	6,103	10,801	3,442	3,233	(4,539)	19,040
Depreciation and amortization	4,343	2,920	1,613	2,668	-	11,544
Operating income/(loss)	$1,760	$7,881	$1,829	$565	(4,539)	$7,496
Total purchase of investment property	$8,918	$1,192	$929	$1,712	$-	$12,751
As of December 31, 2015:
Total Assets	$108,044	$115,353	$49,852	$26,825	$290,085	$590,159

	For the Year Ended December 31, 2014
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,412	$19,774	$7,398	$18,705	$-	$57,289
Property operating expenses	3,427	6,732	2,114	15,717	2	27,992
Real estate taxes	1,150	1,456	761	250	-	3,617
General and administrative costs	19	305	10	216	6,157	6,707
Net operating income/(loss)	6,816	11,281	4,513	2,522	(6,159)	18,973
Depreciation and amortization	4,034	3,684	1,773	2,547	-	12,038
Operating income/(loss)	$2,782	$7,597	$2,740	$(25)	(6,159)	$6,935
Total purchase of investment property	$2,545	$2,112	$899	$1,691	$-	$7,247
As of December 31, 2014:
Total Assets	$105,343	$127,116	$50,635	$147,572	$243,173	$673,839

	For the Year Ended December 31, 2013
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,808	$14,599	$7,267	$15,852	$-	$49,526
Property operating expenses	3,204	6,323	2,098	15,840	6	27,471
Real estate taxes	1,327	1,145	821	264	-	3,557
General and administrative costs	39	347	44	124	6,159	6,713
Net operating income/(loss)	7,238	6,784	4,304	(376)	(6,165)	11,785
Depreciation and amortization	3,928	2,465	2,016	905	-	9,314
Operating income/(loss)	$3,310	$4,319	$2,288	$(1,281)	(6,165)	$2,471
Total purchase of investment property	$365	$38,656	$1,177	$5,787	$-	$45,985

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

18. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated. The operating results of certain properties are classified as discontinued operations (see Notes 1 and 10 for additional information):

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$55,850	$13,809	$14,734	$14,476	$12,831
Net income from continuing operation	45,961	1,933	1,160	35,690	7,178
Net income from discontinued operations	18,731	-	-	4,126	14,605
Net income	64,692	1,933	1,160	39,816	21,783
Less income attributable to noncontrolling interest	(4,468)	(109)	(265)	(3,467)	(627)
Net income applicable to Company’s common shares	60,224	1,824	895	36,349	21,156
Basic and diluted net income per Company’s share:
Continuing operations	1.60	0.07	0.03	1.24	0.26
Discontinued operations	0.73	-	-	0.16	0.56
Net income per common share, basic and diluted	$2.33	$0.07	$0.03	$1.40	$0.82

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$57,289	$13,228	$15,259	$14,916	$13,886
Net income/(loss) from continuing operation	21,927	(59)	23,420	(1,339)	(95)
Net loss/(income) from discontinued operations	278	(3,940)	1,047	1,014	2,157
Net income/(loss)	22,205	(3,999)	24,467	(325)	2,062
Less (income)/loss attributable to noncontrolling interest	(1,329)	389	(1,342)	(224)	(152)
Net income/(loss) applicable to Company’s common shares	20,876	(3,610)	23,125	(549)	1,910
Basic and diluted net income/(loss) per Company’s share:
Continuing operations	0.80	0.01	0.86	(0.06)	(0.01)
Discontinued operations	0.01	(0.15)	0.04	0.04	0.08
Net income/(loss) per common share, basic and diluted	$0.81	$(0.14)	$0.90	$(0.02)	$0.07

19. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

In connection with the sale of its Sub-leasehold Interest, 1407 Broadway resolved the previously disclosed litigation with Abraham Kamber Company as sublessor under the sublease, who had served the two notices of default on the predecessor in interest that gave rise to the litigation. Effective March 30, 2015, the litigation was dismissed in its entirety with prejudice. This matter has now been fully disposed of.

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

For the Years Ended December 31, 2015, 2014 and 2013

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

Tax Protection Agreements

In connection with the contribution of certain ownership interests in Mill Run (the “Mill Run Interest”) and certain ownership interests in POAC (the “POAC Interest”), our Operating Partnership entered into certain tax protection agreements (the “POAC/Mill Run Tax Protection Agreements”) with each of Arbor JRM, Arbor CJ, AR Prime, TRAC, Central Jersey and JT Prime (collectively, the “Contributors”). Under the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was required to indemnify each of Arbor JRM, Arbor CJ, TRAC and Central Jersey with respect to Mill Run’s properties (the “Mill Run Properties”), and AR Prime and JT Prime, with respect to POAC’s properties (the “POAC Properties”), from June 26, 2008 for Arbor JRM, Arbor CJ and AR Prime and from August 25, 2009 for TRAC, Central Jersey and JT Prime to June 26, 2013 for, among other things, certain income tax liability that would result from the income or gain which Arbor JRM, Arbor CJ, TRAC, Central Jersey on the one hand, or AR Prime, JT Prime, on the other hand, would recognize upon the Operating Partnership’s failure to maintain the current level of debt encumbering the Mill Run Properties or the POAC Properties, respectively, or the sale or other disposition by the Operating Partnership of the Mill Run Properties, the Mill Run Interest, the POAC Properties, or the POAC Interest (each, an “Indemnifiable Event”). Under the terms of the POAC/Mill Run Tax Protection Agreements, our Operating Partnership was indemnifying the Contributors for certain income tax liabilities based on income or gain which the Contributors were deemed to be required to include in their gross income for federal or state income tax purposes (assuming the Contributors were subject to tax at the highest regional, U.S. federal, state and local tax rates imposed on individuals residing in New York City) as a result of an Indemnifiable Event. This indemnity covered income taxes, interest and penalties and was required to be made on a “grossed up” basis that effectively would have resulted in the Contributors receiving the indemnity payment on a net, after-tax basis. The amount of the potential tax indemnity to the Contributors under the POAC/Mill Run Tax Protection Agreements, including a gross-up for taxes on any such payment, using current tax rates, was estimated to be approximately $95.7 million. The POAC/Mill Run Tax Protection Agreements expired on June 26, 2013. In connection with the partial redemption of Series A Preferred Units and the partial repayment of notes receivable from noncontrolling interests completed on September 30, 2013, any potential liability to the Company under the POAC/Mill Run Tax Protection Agreements was fully released. See Note 14 for additional information.

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

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On December 8, 2009, the Company, the Operating Partnership and PRO, (collectively, the LVP Parties”) entered into a definitive agreement (the “Contribution Agreement”) with Simon Inc. and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of the Company’s portfolio of retail properties at that time to Simon, including (i) the St. Augustine Center, which is wholly owned, (ii) a 40.0% aggregate interest in its investment in POAC, which included the POAC Properties, GPH and LVH and (iii) a 36.8% aggregate interest in Mill Run, which included the Mill Run Properties. On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of the St. Augustine Outlet Center, GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction.” On August 30, 2010, the LVP Parties completed POAC/Mill Run Transaction and contemporaneously entered into a tax matters agreement with Simon. Additionally, the Company was advised by an independent law firm that it was “more likely than not” that the POAC/Mill Run Transaction did not give rise to current taxable income or loss.  Accordingly, the Company believed the POAC/Mill Run Transaction was a non-recognition transaction and not an Indemnifiable Event under the POAC/Mill Run Tax Protection Agreements.  Pursuant to the terms of the tax matters agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

On December 9, 2011 and December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in the Grand Prairie Outlet Center, the Livermore Valley Outlet Center and a parcel of land adjacent to the Livermore Valley Outlet Center (collectively, the “Outlet Centers Transactions”) to Simon pursuant to the terms of the . In connection with the closing of the Outlet Centers Transactions, the Holdings Entities, the Company, the Operating Partnership, PRO and certain affiliates of the Sponsor (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at least the fourth anniversary of the closing, and the Outlet Centers Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the Grand Prairie Outlet Center and the Livermore Valley Outlet Center, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Loan Collection Guaranties

In connection with the closing of the POAC/Mill Run Transaction and the Outlet Centers Transactions, the LVP Parties have provided loan collection guaranties (the “Loan Collection Guaranties”) with respect to the draws under a revolving credit facility made by Simon in connection with the closing of the POAC/Mill Run Transaction and the Outlet Centers Transactions. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amount outstanding under the revolving credit facilities has been accelerated, and the lenders have failed to collect the full amount outstanding under the revolving credit facilities after exhausting other remedies.

20. Subsequent Events

Distribution Declaration

On March 22, 2016, the Company declared a distribution for the three-month period ending March 31, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2016 to shareholders of record as of March 31, 2016.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period
				Net Costs
			Buildings and	Capitalized &		Buildings and
			Improvements	Impairments		Improvements
			and Furniture	Subsequent to	Land and	and Furniture		Accumulated	Date	Depreciable
	Encumbrance	Land	and Fixtures	Acquisition	Improvement	and Fixtures	Total (B)	Depreciation (C)	Acquired	Life (D)

St. Augustine Outlet Center St. Augustine, FL	$23,875	$11,206	$42,103	$10,605	$10,954	$52,960	$63,914	$(10,976)	3/29/2006 & 10/2/2007	(D)

Southeastern Michigan Multi-Family Properties Southeastern, Michigan	38,437	8,051	34,298	4,132	8,511	37,970	46,481	(10,063)	6/29/2006	(D)

Oakview Plaza Omaha, Nebraska	26,014	6,706	25,463	1,945	7,485	26,629	34,114	(6,958)	12/21/2006	(D)

Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	50,525	12,767	51,649	(6,236)	12,941	45,239	58,180	(10,079)	2/1/2007	(D)

Crowne Plaza Boston Hotel Boston, M assachusetts	-	2,400	7,612	21,082	3,331	27,763	31,094	(6,712)	3/21/2011	(D)

Ganrty Park, 50-01 2nd St Long Island City, New York	74,500	19,656	51,724	660	19,678	52,362	72,040	(3,659)	8/18/2011	(D)

Plaza at DePaul Bridgeton, Missouri	15,295	6,050	12,424	1,418	5,969	13,923	19,892	(1,831)	11/22/2011	(D)

Total	$228,646	$66,836	$225,273	$33,606	$68,869	$256,846	$325,715	$(50,278)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	For the years ended December 31,
Reconciliation of total real estate owned:	2015	2014	2013

Balance at beginning of year	$314,917	$340,805	$304,076
Improvements	11,311	6,222	37,177
Disposals	(513)	(32,110)	(448)

Balance at end of year	$325,715	$314,917	$340,805

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
Reconciliation of accumulated depreciation	2015	2014	2013

Balance at beginning of year	$40,166	$33,966	$26,220
Depreciation expense	10,595	10,442	8,236
Disposals	(483)	(4,100)	(207)

Balance at end of year	$50,278	$40,166	$33,966

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Furniture and fixtures	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2015. The table and schedules exclude properties classified as held for sale or disposed of.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2015, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2016 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	55	Chief Executive Officer, President and Chairman of the Board of Directors	2016	2004
George R. Whittemore	66	Director	2016	2006
Miriam B. Weinstein	44	Director	2016	2015
Yehuda “Judah” L. Angster	33	Director	2016	2015

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone II and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr, Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to Match 2016. Mr. Whittemore previously served as a Director and Audit Committee Chairman of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

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

Yehuda “Judah” L. Angster is our is one of our independent directors. Mr. Angster is currently the Chief Executive Officer of CastleRock Equity Group in Florham Park, NJ. Before joining CastleRock Equity Group in June of 2015, Mr. Angster was the Vice President of Global Development for PCS Wireless, LLC in Florham Park NJ beginning in September 2012. Mr. Angster was the Internal Counsel for Empire Bank from June 2009 to September 2012. Mr. Angster earned his J.D. from the Pace University School of Law in May 2009. Mr. Angster earned a Bachelor of Talmudic Law from Tanenbaum Educational Center, Rockland, NY. Mr. Angster is licensed to practice law in New Jersey and New York.
Mr. Angster has been selected to serve as an independent director due to his extensive experience in global business development and real estate transactions.

Executive Officers:

The following table presents certain information as of March 15, 2016 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	63	President

Joseph Teichman	42	General Counsel

Donna Brandin	59	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ’‘Management — Directors.”

Mitchell Hochberg is our President and has also served as President and Chief Operating Officer of Lightstone II since December 2013. Mr. Hochberg also serves as the President of our sponsor. From April 2013 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone III and its advisor. From September 2014 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone IV and its advisor. From June 2015 to the present, Mr. Hochberg has served President and Chief Operating Officer of HNIT its advisor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone II, Lightstone III, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, NJ.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer and Treasurer of Lightstone II, Lightstone III, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone II, Lightstone III, Lightstone IV and HNIT. Prior to joining the Lightstone Group in April of 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country from August 2004 to September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company Ms. Brandin earned her Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2015.

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore, Miriam Weinstein and Yehuda “Judah” L. Angster, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore, Ms. Weinstein and Mr. Angster, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

We currently have no employees. Our Advisor performs our day-to-day management functions. Our executive officers are all employees of the Advisor. We do not pay any of these individuals for serving in their respective positions.

Compensation of Board

We pay each of our independent directors an annual fee of $40,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2016 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.08%
George R. Whittemore	-	-
Miriam Weinstein	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hotchberg	-	-
Joseph Teichman	-	-
Donna Brandin	-	-
Our directors and executive officers as a group (7 persons)	20,000	0.08%

EQUITY COMPENSATION PLAN INFORMATION

We previously adopted a stock option plan under which our independent directors were eligible to receive annual nondiscretionary awards of nonqualified stock options. This plan expired in April 2015. Our stock option plan was designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

We authorized and reserved 75,000 shares of our Common Stock for issuance under our stock option plan. The Board of Directors could make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

Our stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of our independent directors, without any further action by our Board of Directors or the stockholders, to purchase 3,000 shares of our Common Stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option was 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board of Directors on that date. At each of our annual stockholder meetings, beginning in July 2007, options were granted to each of our independent directors. As of December 31, 2015, options to purchase 75,000 shares of stock were outstanding at a weighted average exercise price of $10.56 per share and 63,000 were fully vested at an exercise price of $10.00 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2015:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	75,000	$10.56	0
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	75,000	$10.56	0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board, our Chief Executive Officer and our President. Our Advisor and affiliated property managers (collectively, our “Property Managers”) are wholly or majority owned and controlled by our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On April 22, 2005, we entered into agreements with our Advisor and Property Managers to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Property Managers manage certain of the properties we have acquired and may manage additional properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

We have agreed to pay our Property Managers a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we pay to our Property Managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Managers a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. We have recorded the following amounts related to the Property Managers for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Property management fees	$1,185	$1,350	$1,391
Development fees and leasing commissions	344	552	2,495
Total	$1,529	$1,902	$3,886

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Acquisition fees	$8	$204	$2,172
Asset management fees	2,427	2,913	2,608
Total	$2,435	$3,117	$4,780

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the initial public offering of our common stock. Through December 31, 2015, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

From time to time, Lightstone purchases title insurance from an agent in which our Sponsor owns a 50.0% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

In January 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of its Sponsor, in which the Company and the Sponsor have 49.0% and 51.0% ownership interests, respectively, in 1407 Broadway Mezz II LLC (“1407 Broadway”). The Company accounts for its investment in 1407 Broadway under the equity method of accounting as the Company exercises significant influence, but does not control this entity. At the same time, 1407 Broadway acquired a sub-leasehold interest (the Sub-leasehold Interest”) in a ground lease to an office building located at 1407 Broadway, New York, New York. The seller of the Sub-leasehold Interest was not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The ground lease, dated as of January 14, 1954, provides for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sub-leasehold Interest runs concurrently with the ground lease.

On April 30, 2015, 1407 Broadway completed the disposition of the Sub-leasehold Interest to an unrelated third party for aggregate consideration of approximately $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $15.1 million.

Preferred Investments

365 Bond Street Preferred Investment

In March 2014, the Company entered into an agreement with an entity in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, that provides for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of the Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it is constructing a residential apartment project.  These contributions are made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum, is redeemable by the Company upon the occurrence of certain events, is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the second quarter of 2014 and as of December 31, 2015 and 2014, the 365 Bond Street Preferred Investment had a balance of approximately $42.2 million and $36.6 million, respectively and is classified in investments in related parties on the consolidated balance sheets.  As of December 31, 2015, approximately $2.8 million of additional contributions were unfunded related to the 365 Bond Street Preferred Investment. During the years ended December 31, 2015 and 2014, the Company recorded approximately $5.1 million and $1.9 million, respectively, of investment income related to the 365 Bond Street Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement with an entity in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, that provides for us to make contributions of up to $30.0 million, in an affiliate of its Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions are made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing, is redeemable at the earlier of six years from the date of the Company’s final contribution or May 14, 2023, is classified as a held-to-maturity security and is recorded at cost. As of December 31, 2015, construction financing had not been procured and the monthly preferred distributions rate was 8%.

The Company commenced making contributions during the second quarter of 2015 and as of December 31, 2015 the 40 East End Avenue Preferred Investment had a balance of approximately $28.8 million and is classified in investments in related parties on the consolidated balance sheets. As of December 31, 2015, approximately $1.2 million of additional contributions were unfunded related to the 40 East End Avenue Preferred Investment. During the year ended December 31, 2015, the Company recorded approximately $1.4 million of investment income related to the 40 East End Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

30-02 39th Avenue Preferred Investment

On August 14, 2015, the Company entered into certain agreements with entities in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, that provides for us to make aggregate contributions (the “30-02 39th Avenue Preferred Investment”) of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they intend to construct a residential apartment project. The 30-02 39th Street Preferred Investment will be made pursuant to instruments that are entitled to monthly preferred distributions between 9% and 12% per annum, is redeemable by us upon the occurrence of certain events, and is classified as a held-to-maturity security and is recorded at cost.

The Company commenced making contributions during the third quarter of 2015 and as of December 31, 2015, the 30-02 39th Avenue Preferred Investment had an outstanding balance of $7.3 million, which is classified in investments in related parties on the consolidated balance sheet. As of December 31, 2015, an aggregate of $42.7 million of additional contributions were unfunded related to the 30-02 39th Avenue Preferred Investment. During the year ended December 31, 2015, the Company recorded approximately $0.2 million of investment income related to the 30-02 39th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

485 7th Avenue Preferred Investment

In December 2015, the Company entered into an agreement with an entity in which David Lichtenstein, the Chairman of our Board and our Chief Executive Officer, indirectly owns a majority residual interest, that provides for us to make contributions (the “485 7th Avenue Preferred Investment”) of up to $60.0 million in an affiliate of its Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they intend to develop a 612-room Marriott Moxy hotel. The 485 7th Avenue Preferred Investment was made pursuant to an instrument that entitles the Company to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company upon the occurrence of certain events. The 485 7th Avenue Preferred Investment is classified as a held-to-maturity security and is recorded at cost.

The Company contributed the entire $60.0 million to the 485 7th Avenue Preferred Investment in December 2015, which is classified in investments in related parties on the consolidated balance sheet. During the year ended December 31, 2015, the Company recorded $20,000 of investment income related to the 485 7th Avenue Preferred Investment, which is included in interest and dividend income on the consolidated statements of operations.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2015 and 2014 by the Company’s principal accounting firms:

(in thousands)	2015	2014

Audit Fees (a)	$396	$394
Audit-Related Fees (b)	18	68
Tax Fees (c)	338	335

Total Fees	$752	$797

a)	Fees for audit services in 2015 and 2014 consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

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

PART III, CONTINUED:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2015.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2015.

Audit Committee

George R. Whittemore

Miriam B. Weinstein

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. The Company intends to achieve this goal primarily through acquisitions of real estate properties and other real estate-related investments.

The Company, to date, has acquired residential and commercial properties principally, all of which are located in the United States and made real estate-related investments. The Company’s acquisitions include both portfolios and individual properties. The Company current commercial holdings consist of retail (primarily multi-tenanted shopping centers), lodging and industrial properties. Additionally, the Company has made certain preferred equity investments in related parties.

The following is descriptive of the Company’s:

Acquisition and investment policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, lodging, office, industrial and residential properties); both passive and active investments; real estate-related investments (such as preferred equity investments) and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.

•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.

•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.

•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.

•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

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

Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
10.2(2)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Robert A. Stanger & Co., Inc.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 24, 2016	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 24, 2016
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 24, 2016
Donna Brandin	(Principal Financial Officer and Principal

/s/ George R. Whittemore	Director	March 24, 2016
George R. Whittemore

/s/ Miriam Weinstein	Director	March 24, 2016
Miriam Weinstein

/s/ Yehuda L. Angster	Director	March 24, 2016
Yehuda L. Angster

