Form 10-Q
period 2016-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2016-05-16
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐  No ☑

As of May 10, 2016, there were approximately 25.5 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
Assets

Investment property:
Land and improvements	$68,889	$68,869
Building and improvements	238,981	238,757
Furniture and fixtures	17,515	17,421
Construction in progress	1,153	668
Gross investment property	326,538	325,715
Less accumulated depreciation	(52,974)	(50,278)
Net investment property	273,564	275,437
Investment in unconsolidated affiliated real estate entity	-	1,989
Investment in related parties	142,532	139,809
Cash and cash equivalents	59,835	68,459
Marketable securities, available for sale	81,929	81,016
Restricted escrows	8,378	7,672
Tenant and other accounts receivable (net of allowance for doubtful accounts of $211 and $181, respectively)	1,828	2,078
Mortgage receivable	5,015	5,040
Intangible assets, net	984	1,087
Prepaid expenses and other assets	6,528	5,557
Total Assets	$580,593	$588,144
Liabilities and Stockholders' Equity
Mortgages payable, net	$226,246	$226,647
Notes payable, net	18,616	18,609
Accounts payable, accrued expenses and other liabilities	16,143	14,379
Due to related parties	179	-
Tenant allowances and deposits payable	2,358	2,030
Distributions payable	4,455	4,528
Deferred rental income	1,240	1,204
Acquired below market lease intangibles, net	559	597
Total Liabilities	269,796	267,994
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,505 and 25,639 shares issued and outstanding, respectively	255	256
Additional paid-in-capital	200,726	202,068
Accumulated other comprehensive income	21,438	18,776
Accumulated surplus	64,884	67,961
Total Company's stockholders' equity	287,303	289,061
Noncontrolling interests	23,494	31,089
Total Stockholders' Equity	310,797	320,150
Total Liabilities and Stockholders' Equity	$580,593	$588,144

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Rental income	$9,234	$9,084
Tenant recovery income	1,147	1,069
Other service income	2,788	2,678

Total revenues	13,169	12,831

Expenses:
Property operating expenses	6,900	6,521
Real estate taxes	909	875
General and administrative costs	1,476	1,414
Depreciation and amortization	2,980	2,799

Total operating expenses	12,265	11,609

Operating income	904	1,222
	-
Other (expense)/income, net	(275)	233
Interest and dividend income	4,970	2,628
Interest expense	(3,765)	(3,793)

(Loss)/gain on sale of marketable securities (includes loss/(gain) of $298 and ($6,317), respectively, of accumulated other comprehensive income reclassifications)	(222)	6,923
Loss from investment in unconsolidated affiliated real estate entity	-	(35)

Net income from continuing operations	1,612	7,178

Net income from discontinued operations	-	14,605

Net income	1,612	21,783

Less: net income attributable to noncontrolling interests	(234)	(627)

Net income attributable to Company's common shares	$1,378	$21,156

Basic and diluted net income per Company's common share:
Continuing operations	$0.05	$0.26
Discontinued operations	-	0.56

Net income per Company’s common share, basic and diluted	$0.05	$0.82

Weighted average number of common shares outstanding, basic and diluted	25,585	25,938

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months March 31,
	2016	2015

Net income	$1,612	$21,783

Other comprehensive income:
Unrealized gain on available for sale securities	2,648	7,936
Reclassification adjustment for loss/(gain) included in net income	298	(6,317)

Other comprehensive income	2,946	1,619

Comprehensive income	4,558	23,402

Less: Comprehensive income attributable to noncontrolling interests	(519)	(1,305)
	-
Comprehensive income attributable to Company's common shares	$4,039	$22,097

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity

BALANCE, December 31, 2015	25,639	$256	$202,068	$18,776	$67,961	$31,089	$320,150
Net income	-	-	-	-	1,378	234	1,612
Other comprehensive income	-	-	-	2,662	-	284	2,946
Distributions declared	-	-	-	-	(4,455)	-	(4,455)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,114)	(8,114)
Contributions received from noncontrolling interests	-	-	-	-	-	1	1
Redemption and cancellation of shares	(134)	(1)	(1,342)	-	-	-	(1,343)
BALANCE, March 31, 2016	$25,505	$255	$200,726	$21,438	$64,884	$23,494	$310,797

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,612	$21,783
Less net income – discontinued operations	-	14,605
Net income – continuing operations	1,612	7,178

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,980	2,799
Mark to market adjustment on derivative financial instruments	294	69
Loss/(gain) on sale of marketable securities	222	(6,923)
Amortization of deferred financing costs	94	90
Loss from investment in unconsolidated affiliated real estate entity	-	35
Other non-cash adjustments	4	(70)
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(1,324)	150
Decrease in tenant and other accounts receivable	218	4
Increase in tenant allowances and deposits payable	162	159
Increase in accounts payable, accrued expenses and other liabilities	1,225	128
Increase/(decrease) in due to related parties	263	(17)
Increase in deferred rental income	36	255
Net cash provided by operating activities – continuing operations	5,786	3,857
Net cash provided by operating activities – discontinued operations	-	967
Net cash provided by operating activities	5,786	4,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(890)	(1,760)
Purchase of marketable securities	-	(5,113)
Contributions to investment in unconsolidated affiliated real estate entities	-	(1,568)
Collections on mortgage receivable	25	35
Proceeds from sale of marketable securities	1,811	22,203
Investments in related parties	(2,723)	(7,113)
Distributions from investment in unconsolidated affiliated real estate entity	1,989	96
Proceeds from sale of investment property and other real estate assets	214	-
(Funding)/release of restricted escrows	(364)	442
Net cash provided by investing activities – continuing operations	62	7,222
Net cash provided by investing activities – discontinued operations	-	77,994
Net cash provided by investing activities	62	85,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(488)	(544)
Payment of loan fees and expenses	-	(2)
Redemption and cancellation of common stock and noncontrolling interests	(1,343)	(392)
Net payments on notes payable	-	(18,172)
Contributions received from noncontrolling interests	1	3
Distributions paid to noncontrolling interests	(8,114)	(2,576)
Distributions paid to Company's common stockholders	(4,528)	(3,113)
Net cash used in financing activities – continuing operations	(14,472)	(24,796)
Net cash used in financing activities – discontinued operations	-	(34,236)
Net cash used in financing activities	(14,472)	(59,032)

Net change in cash and cash equivalents	(8,624)	31,008
Cash and cash equivalents, beginning of year	68,459	54,529
Cash and cash equivalents, end of period	$59,835	$85,537

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Three Months Ended March 31,
	2016	2015

Cash paid for interest	$2,408	$3,359
Distributions declared	$4,455	$4,479
Value of shares issued from distribution reinvestment program	$-	$1,453
Non cash purchase of investment property	$190	$3,829
Debt assumed by purchase on disposition	$-	$11,539

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of March 31, 2016.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, Inc., under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, David Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP, LLC, which has subordinated profits interests (“SLP units”) in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT or the Operating Partnership.

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

As of March 31, 2016, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, five multi-family residential properties containing a total of 1,216 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of March 31, 2016, the retail properties, the industrial properties and the multi-family residential properties were 87%, 61% and 97% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $50 (whole dollars) and occupancy was 43% for the three months ended March 31, 2016.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented. (See Note 6.)

Noncontrolling Interests

As of March 31, 2016, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2015 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. Additionally, the guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning January 1, 2016. The Company adopted this standard during the quarter ended March 31, 2016. As a result of adopting this standard on a retrospective basis, approximately $2.0 million was reclassified out of prepaid expenses and other assets and was reclassified into mortgage payable, net on the consolidated balance sheet as of December 31, 2015.

 LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Investment in Unconsolidated Affiliated Real Estate Entity

1407 Broadway

The Company had a 49.0% ownership interest in 1407 Broadway Mezz II LLC (“1407 Broadway”) which was accounted for under the equity method. On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building located in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs, was approximately $15.1 million. As of December 31, 2015, the Company’s remaining investment in 1407 Broadway was approximately $2.0 million; representing its share of 1407 Broadway’s remaining net assets, which were subsequently distributed to the Company in January 2016. As a result, the Company has no remaining investment in 1407 Broadway as of March 31, 2016.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

For the Three Months Ended March 31,
2015

Total revenue	$10,257

Property operating expenses	7,239
Depreciation and amortization	2,022
Operating income	996

Interest expense and other, net	(1,135)

Net loss	$(139)

Company's equity earnings	$(35)

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

As of
December 31, 2015

Cash and restricted cash	5,964

Total assets	$5,964

Other liabilities	556
Member capital	5,408

Total liabilities and members' capital	$5,964

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$615	$(2)	$2,018
Marco OP Units and Marco II OP Units	19,227	24,231	-	43,458
Corporate Bonds and Preferred Equities	34,193	490	(1,317)	33,366
Mortgage Backed Securities ("MBS")	3,422	-	(335)	3,087
Total	$58,247	$25,336	$(1,654)	$81,929

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$487	$(1)	$1,891
Marco OP Units and Marco II OP Units	19,227	21,458	-	40,685
Corporate Bonds and Preferred Equities	35,880	474	(1,369)	34,985
Mortgage Backed Securities ("MBS")	3,769	-	(314)	3,455
Total	$60,281	$22,419	$(1,684)	$81,016

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

During the three months ended March 31, 2015, the Company sold 60,000 Marco OP units with a cost basis of $4.9 million for gross proceeds of $11.5 million and realized a gain of $6.6 million, which is included in gain on sale of marketable securities, on the consolidated statements of operations.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2016 and 2015, the Company did not recognize any impairment charges. As of March 31, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.29% as of March 31, 2016) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2016 and December 31, 2015.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.79% as of March 31, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2016 and December 31, 2015 and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$2,018	$-	$-	$2,018
Marco OP and Marco OP II Units	-	43,458	-	43,458
Corporate Bonds and Preferred Equities	-	33,366	-	33,366
MBS	-	3,087	-	3,087
Total	$2,018	$79,911	$-	$81,929

	Fair Value Measurement Using
As of December 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,891	$-	$-	$1,891
Marco OP and Marco OP II Units	-	40,685	-	40,685
Corporate Bonds and Preferred Equities	-	34,985	-	34,985
MBS	-	3,455	-	3,455
Total	$1,891	$79,125	$-	$81,016

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable, Net

Mortgages payable,net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2016	Maturity Date	Amount Due at Maturity	As of March 31, 2016	As of December 31, 2015

Southeastern Michigan Multi-Family Properties	5.96%	5.96%	July 2016	$38,139	$38,286	$38,437

Oakview Plaza	5.49%	5.49%	January 2017	25,583	25,906	26,014

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,525	50,525	50,525

St. Augustine Outlet Center	6.09%	6.09%	April 2016	23,748	23,747	23,875

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.22%	June 2020	13,494	15,194	15,295

Total mortgages payable		6.11%		$216,806	$228,158	$228,646

Less: Deferred financing costs					(1,912)	(1,999)

Total mortgages payable, net					$226,246	$226,647

Libor as of March 31, 2016 and December 31, 2015 was 0.44% and 0.42%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2016:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$113,187	$25,991	$1,567	$1,621	$14,924	$70,868	$228,158

Less: Deferred financing costs							(1,912)

Total principal maturiteis, net							$226,246

Pursuant to the Company’s loan agreements, escrows in the amount of $7.5 million and $7.1 million were held in restricted escrow accounts as of March 31, 2016 and December 31, 2015, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million was accrued for both the three months ended March 31, 2016 and 2015. As a result, cumulative accrued default interest expense of $7.6 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Additionally, the Company’s mortgage loan (outstanding principal balance of $23.7 million as of March 31, 2016) secured by the St. Augustine Outlet Center was paid in full in April 2016. The Company’s mortgage loan (outstanding principal balance of $38.3 million as of March 31, 2016) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016 and the Company’s mortgage loan (outstanding principal balance of $25.9 million as of March 31, 2016) secured by Oakview Plaza matures in January 2017. The Company currently intends to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

6.	Dispositions

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties’ (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

During the first quarter of 2015, the Company completed the disposition of substantially all of its ownership interests in seven of the 11 hotel hospitality properties contained in the LVP REIT Hotels and recognized a gain on disposition of $14.4 million, which is included in discontinued operations on the consolidated statements of operations. During the second quarter of 2015, the Company completed the disposition of substantially all of its ownership interests in the remaining four hotel hospitality properties contained in the LVP REIT Hotels and recognized an additional gain on disposition of $2.9 million.

The following summary presents the operating results of the LVP REIT Hotels included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

For the Three Months Ended
March 31, 2015
Revenues	$5,168

Operating expenses	4,370

Operating income	798

Interest expense and other	(597)
Gain on disposition	14,404

Net income from discontinued operations	$14,605

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

7.	Net Earnings Per Share

 Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, the effect of these exercises had no impact on net earnings per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Acquisition fees (general and administrative costs)	$-	$8
Asset management fees (general and administrative costs)	620	711
Property management fees (property operating expenses)	290	290
Development fees and leasing commissions*	49	411
Total	$959	$1,420

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased SLP units which are included in noncontrolling interests in the consolidated balance sheets. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During both the three months ended March 31, 2016 and 2015, distributions of $0.5 million were declared and paid on the SLP units.

The Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests. During 2015, PRO received aggregate proceeds of approximately $36.1 million related to its redemptions of certain Marco OP Units and Marco II OP Units. During the first quarter of 2016, PRO distributed these proceeds to its members, of which $29.2 million and $6.9 million were the Company’s and Sponsor’s share, respectively.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $141.0 million and $138.3 million as of March 31, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value amounts of these investments are not practical to estimate due to the related party nature of the underlying transactions. During the three months ended March 31, 2016, the Company made $2.7 million of additional contributions for the Preferred Investments and as of March 31, 2016, remaining contributions of up to $44.0 million were unfunded. Additionally, during the three months ended March 31, 2016 and 2015, the Company recognized investment income of $3.9 million and $1.2 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31,2016	December 31, 2015	March 31,2016	2016	2015
365 Bond Street	12%	$42,237	$42,237	$2,763	$1,281	$1,208
40 East End Avenue	12%	28,768	28,768	1,232	582	-
30-02 39th Avenue	9% to 12%	10,000	7,301	40,000	221	-
485 7th Avenue	12%	60,000	60,000	-	1,820	-
Total Preferred Investments		$141,005	$138,306	$43,995	$3,904	$1,208

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate. The carrying amount reported in the consolidated balance sheets for the mortgage receivable approximated its fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$228.2	$228.6	$228.6	$227.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in four business segments as of March 31, 2016: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2016 and 2015 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2016 and December 31, 2015. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2015 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude the LVP REIT Hotels due to their classification as discontinued operations for all periods presented. The LVP REIT Hotels were previously included in the Company’s Hospitality Segment.

Selected results of operations for the three months ended March 31, 2016 and 2015, and total assets as of March 31, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,858	4,506	$1,379	$4,426	$-	$13,169

Property operating expenses	932	1,368	498	4,101	1	6,900
Real estate taxes	362	262	204	81	-	909
General and administrative costs	13	18	5	74	1,366	1,476

Net operating income/(loss)	1,551	2,858	672	170	(1,367)	3,884

Depreciation and amortization	1,158	730	402	690	-	2,980
				-
Operating income/(loss)	$393	$2,128	$270	$(520)	$(1,367)	$904

As of March 31, 2016:
Total Assets	$107,235	$112,958	$50,303	$26,787	$283,310	$580,593

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended March 31, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,788	$4,288	$1,598	$4,157	$-	$12,831

Property operating expenses	914	1,374	445	3,787	1	6,521
Real estate taxes	358	265	173	79	-	875
General and administrative costs	(3)	58	(46)	103	1,302	1,414

Net operating income/(loss)	1,519	2,591	1,026	188	(1,303)	4,021

Depreciation and amortization	1,000	740	404	655	-	2,799

Operating income/(loss)	$519	$1,851	$622	$(467)	$(1,303)	$1,222

As of December 31, 2015:
Total Assets	$107,835	$113,600	$49,815	$26,825	$290,069	$588,144

11.	Commitments and Contingencies

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

Loan Collection Guaranties

The Operating Partnership and PRO (collectively, the “LVP Parties”) have provided and will continue to have the opportunity to provide guaranties of collection (the “Loan Collection Guaranties”) with respect to draws made under revolving credit facilities (or indebtedness incurred to refinance the revolving credit facilities) by Simon in connection with the closing of certain contribution transactions related to the LVP Parties’ ownership interests in (i) Mill Run LLC (“Mill Run”) and Prime Outlets Acquisition Company (“POAC” and collectively, the “POAC/Mill Run Transaction”) and (ii) Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH” and collectively, the “Outlet Centers Transaction”). The Loan Collection Guaranties were required for at least four years following the closings of POAC/Mill Run Transaction and the Outlet Centers Transaction, which closed on August 30, 2010 and December 4, 2012, respectively. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amounts outstanding under the revolving credit facilities have been accelerated, and the lender have failed to collect the full amounts outstanding under the revolving credit facilities after exhausting other remedies. The maximum amounts of the Loan Collection Guaranties will be reduced by the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

12.	Subsequent Events

Distribution Payment

On April 15, 2016, the distribution for the three-month period ending March 31, 2016 of $4.5 million was paid in cash. The distribution was paid from cash flows provided from operations.

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $40.0 million in an affiliate of its Sponsor (the “Developer”) which owns two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, NY. The Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Development of the East 11th Street Project is expected to be substantially complete during the first quarter of 2019.  These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company.

The Company made its initial contribution of $25.0 million on April 21, 2016, which is classified as a held-to-maturity security and is recorded at cost, leaving a remaining unfunded contribution of up to $15.0 million.

Distribution Declaration

On May 13, 2016, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2016 to shareholders of record as of June 30, 2016.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of March 31, 2016	Annualized Revenues based on rents at March 31, 2016	Annualized Revenues per square foot at March 31, 2016
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,457	86.6%	$4.0 million	$13.81
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.67
DePaul Plaza	Bridgeton, MO	1985	187,090	88.4%	$2.0 million	$11.84
		Retail Total	699,321	87.2%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	61.7%	$2.4 million	$11.36
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	78.1%	$1.8 million	$4.68
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	15.1%	$0.3 million	$10.14
		Industrial Total	1,006,861	61.1%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2016	Annualized Revenues based on rents at March 31, 2016	Annualized Revenues per unit at March 31, 2016
Southeastern Michigan Multi-Family Properties (Four Apartment Buildings)	Southeast MI	1965-1972	1,017	96.1%	$8.6 million	$8,778
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	99.5%	$8.2 million	$41,337
		Residential Total	1,216	96.6%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of March 31, 2016	Revenue per Available Room ("RevPAR") for the Three Months Ended March 31, 2016	Average Daily Rate For the Three Months Ended March 31, 2016
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1978	33,033	42.8%	$49.57	$115.81

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2015.

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

For the Three Months Ended March 31, 2016 vs. March 31, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues increased by approximately $0.3 million to $13.1 million for the three months ended March 31, 2016 compared to $12.8 million for the same period in 2015. See “Segment Results of Operations for the Three Months Ended March 31, 2016 compared to March 31, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.4 million to $6.9 million for the three months ended March 31, 2016 compared to $6.5 million for the same period in 2014. This increase primarily reflects higher property expenses of $0.3 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period.

Real estate taxes

Real estate taxes remained unchanged at $0.9 million for both the three months ended March 31, 2016 and 2015.

General and administrative expenses

General and administrative expenses increased slightly by approximately $0.1 million to $1.5 million for the three months ended March 31, 2016 compared to $1.4 million the same period in 2015.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.2 million to $3.0 million for the three months ended March 31, 2016 compared to $2.8 million the same period in 2015.  This increase primarily reflects higher depreciation expenses of $0.2 million for the St. Augustine Outlet Center (included in our Retail Segment) resulting from capital additions made during a renovation completed in the 2015 period.

Interest and dividend income

Interest and dividend income increased by approximately $2.4 million to $5.0 million for the three months ended March 31, 2016 compared to $2.6 million the same period in 2015. The increase was primarily attributable to the increase of $2.7 million in investment income from our Preferred Investments offset by a $0.4 million decrease in interest and dividend income from our investments in marketable securities due to the sale of Marco OP Units.

Loss/gain on sale of marketable securities

Loss/gain on sale of marketable securities decreased by approximately $7.1 million to a loss of $0.2 million for the three months ended March 31, 2016 compared to a gain of $6.9 million for the same period in 2015. During the three months ended March 31, 2015 we recognized a gain on sale of marketable securities of approximately $6.6 million primarily attributable to the sale of 60,000 Marco OP Units.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Three Months Ended March 31, 2016 compared to March 31, 2015

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$2,858	$2,788	$70	2.5%
NOI	1,551	1,519	32	2.1%
Average Occupancy Rate for period	87.2%	82.4%		4.8%

The following table represents lease expirations for the Retail Segment as of March 31, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area "GLA" of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	11	48,516	595,388	8.7%	7.7%
2017	8	18,117	257,345	3.2%	3.3%
2018	10	78,895	1,366,048	14.1%	17.7%
2019	17	76,530	1,489,526	13.7%	19.3%
2020	11	204,457	2,283,618	36.5%	29.6%
2021	3	22,998	367,337	4.1%	4.8%
2022	1	4,800	75,600	0.9%	1.0%
2023	1	28,000	479,920	5.0%	6.2%
2024	1	1,163	50,311	0.2%	0.7%
2025	6	47,301	693,173	8.5%	9.0%
Thereafter	2	28,687	56,382	5.1%	0.7%
	71	559,464	7,714,648	100.0%	100.0%

As of March 31, 2016, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI increased slightly for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the slight increase in the average occupancy rate during the 2016 period.

Multi-Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$4,506	$4,288	$218	5.1%
NOI	2,858	2,591	267	10.3%
Average Occupancy Rate for period	96.7%	94.9%		1.8%

Revenues and NOI increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the higher average occupancy rate.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$1,379	$1,598	$(219)	-13.7%
NOI	672	1,026	(354)	-34.5%
Average Occupancy Rate for period	61.8%	77.5%		-15.7%

The following table represents lease expirations for our Industrial Segment as of March 31, 2016:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	28	149,506	403,131	24.3%	10.4%
2017	24	115,666	730,593	18.8%	18.9%
2018	24	185,221	1,395,101	30.1%	36.2%
2019	6	48,588	233,921	7.9%	6.1%
2020	11	113,563	1,074,899	18.5%	27.8%
2021	1	2,766	22,128	0.4%	0.6%
Thereafter	-	-	-	-	-
	94	615,310	3,859,773	100.0%	100.0%

As of March 31, 2016, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate.

Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$4,426	$4,157	$269	6.5%
NOI	170	188	(18)	-9.6%
Average Occupancy Rate for period	42.8%	38.2%		4.6%
Rev PAR	$49.57	$45.23	$4.34	9.6%

Revenue increased during the three months ended March 31, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the period. NOI was relatively flat as higher property operating expenses also resulting from increased occupancy levels during the period offset the increases in revenue.

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

We currently have $228.2 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2016, our total borrowings of $246.8 million represented 68% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Acquisition fees (general and administrative costs)	$-	$8
Asset management fees (general and administrative costs)	620	711
Property management fees (property operating expenses)	290	290
Development fees and leasing commissions*	49	411
Total	$959	$1,420

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of March 31, 2016, we had approximately $59.8 million of cash and cash equivalents on hand and $81.9 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)
Net cash flows provided by operating activities	$5,786	$4,824
Net cash flows provided by investing activities	62	85,216
Net cash flows used in financing activities	(14,472)	(59,032)
Net change in cash and cash equivalents	(8,624)	31,008

Cash and cash equivalents, beginning of year	68,459	54,529
Cash and cash equivalents, end of the period	$59,835	$85,537

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

Operating activities

Net cash flows provided by operating activities of $5.8 million for the three months ended March 31, 2016 consists of the following:

•	cash inflows of approximately $5.2 million from our net income from continuing operations after adjustment for non-cash items and

•	cash inflows of approximately $0.6 million associated with the net changes in operating assets and liabilities and

Investing activities

The net cash provided by investing activities of $0.1 million for the three months ended March 31, 2016 consists primarily of the following:

•	purchases of investment property of approximately $1.0 million;

•	funding of restricted escrows of approximately $0.4 million;

•	aggregate preferred equity contributions for our 30-02 39th Avenue Preferred Investment of $2.7 million;

•	proceeds from the sale of marketable securities of $1.8 million; and

•	distributions from our investment in 1407 Broadway of $2.0 million.

Financing activities

The net cash used by financing activities of approximately $14.5 million for the three months ended March 31, 2016 is primarily related to the following:

•	distributions to our common shareholders of $4.5 million;

•	redemptions and cancellation of common stock of $1.3 million;

•	aggregate distributions to our noncontrolling interests of $8.1 million; and

•	mortgage payments of $0.5 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $141.0 million and $138.3 million as of March 31, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value amounts of these investments are not practical to estimate due to the related party nature of the underlying transactions. During the three months ended March 31, 2016, we made $2.7 million of additional contributions to the Preferred Investments and as of March 31, 2016, remaining contributions of up to $44.0 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31,2016	December 31, 2015	March 31,2016	2016	2015
365 Bond Street	12%	$42,237	$42,237	$2,763	$1,281	$1,208
40 East End Avenue	12%	28,768	28,768	1,232	582	-
30-02 39th Avenue	9% to 12%	10,000	7,301	40,000	221	-
485 7th Avenue	12%	60,000	60,000	-	1,820	-
Total Preferred Investments		$141,005	$138,306	$43,995	$3,904	$1,208

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015 we repurchased approximately 3.1 million shares of common stock and for the three months ended March 31, 2016 we repurchased approximately 134,000 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2016.

Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Payable	$113,187	$25,991	1,567	$1,621	$14,924	$70,868	$228,158
Interest Payments[1]	4,893	3,980	3,821	3,755	3,479	12,304	32,232

Total Contractual Obligations	$118,080	$29,971	$5,388	$5,376	$18,403	$83,172	$260,390

1)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special service and is due on demand and therefore no future interest payments on this debt are included in these amounts.

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

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and was accrued for both the three months ended March 31, 2016 and 2015. As a result, cumulative accrued default interest expense of approximately $7.6 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.  Although we have had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful in these efforts. However, we do not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $23.7 million as of March 31, 2016) secured by the St. Augustine Outlet Center was paid in full in April 2016. Our mortgage loan (outstanding principal balance of $38.3 million as of March 31, 2016) secured by the Southeastern Michigan Multi-Family Properties matures in July 2016 and our mortgage loan (outstanding principal balance of $25.9 million as of March 31, 2016) secured by Oakview Plaza matures in January 2017. We currently intend to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.29% as of March 31, 2016) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2016 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.79% as of March 31, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2016 and is included in Notes Payable on the consolidated balance sheets.

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

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude the following items:

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

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$1,612	$21,783
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,980	2,799
Equity in depreciation and amortization for unconsolidated affiliated real estate entity	-	991
Discontinued operations:
Depreciation and amortization of real estate assets	-	620
Gain on disposal of investment property	-	(14,629)

FFO	4,592	11,564
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	12	(45)
Amortization of above or below market leases and liabilities(2)	(28)	(74)
Mark-to-market adjustments(3)	294	381
Non-recurring losses/(gains) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	224
Loss/(gain) on sale of marketable securities	222	(6,923)

MFFO	5,092	5,127
Straight-line rent(5)	$15	$(233)
MFFO - IPA recommended format(6)	$5,107	$4,894

Net income	$1,612	$21,783
Less: income attributable to noncontrolling interests	(234)	(627)
Net income applicable to company's common shares	$1,378	$21,156
Net income per common share, basic and diluted	$0.05	$0.82

FFO	$4,592	$11,564
Less: FFO attributable to noncontrolling interests	(453)	(625)
FFO attributable to company's common shares	$4,139	$10,939
FFO per common share, basic and diluted	$0.16	$0.42

MFFO - IPA recommended format	$5,107	$4,894
Less: MFFO attributable to noncontrolling interests	(458)	(498)
MFFO attributable to company's common shares	$4,649	$4,396

Weighted average number of common shares outstanding, basic and diluted	25,585	25,938

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(511)	$(511)
Allocations to noncontrolling interests	10	10
Total after allocations to noncontrolling interests	$(501)	$(501)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $5,150 and $4,897 for the three months ended March 31, 2016 and 2015, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2016

FFO attributable to Company’s common shares	$159,941
Distributions paid	$167,686

On April 15, 2015, the distribution for the three-month period ending March 31, 2015 of $4.5 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

On April 15, 2016, the distribution for the three-month period ending March 31, 2016 of $4.5 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2016 through the date of this filing.

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

As of March 31, 2016, we held various marketable securities with a fair value of approximately $81.9 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2016, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $8.2 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of March 31, 2016:

Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
$113,187	$25,991	$1,567	$1,621	$14,924	$70,868	$228,158

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, interest receivable from related parties, accounts payable and accrued expenses and the loans due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate. The carrying amount reported in the consolidated balance sheets for the mortgage receivable approximated its fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$228.2	$228.6	$228.6	$227.1

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 16, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

