Form 10-Q
period 2016-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2016-08-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐  No ☑

As of August 10, 2016, there were approximately 25.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Investment property:
Land and improvements	$62,230	$68,869
Building and improvements	208,286	238,757
Furniture and fixtures	17,468	17,421
Construction in progress	491	668
Gross investment property	288,475	325,715
Less accumulated depreciation	(46,612)	(50,278)
Net investment property	241,863	275,437
Investment in unconsolidated affiliated real estate entity	-	1,989
Investments in related parties	142,111	139,809
Cash and cash equivalents	81,321	68,459
Marketable securities, available for sale	57,488	81,016
Restricted escrows	2,708	7,672
Tenant and other accounts receivable	1,839	2,078
Mortgage receivable	4,966	5,040
Intangible assets, net	887	1,087
Prepaid expenses and other assets	5,056	5,557
Total Assets	$538,239	$588,144
Liabilities and Stockholders' Equity
Mortgages payable, net	$164,086	$226,647
Notes payable, net	18,625	18,609
Accounts payable, accrued expenses and other liabilities	17,048	14,379
Due to related parties	672	-
Tenant allowances and deposits payable	1,489	2,030
Distributions payable	4,444	4,528
Deferred rental income	1,125	1,204
Acquired below market lease intangibles, net	522	597
Total Liabilities	208,011	267,994
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,444 and 25,639 shares issued and outstanding, respectively	254	256
Additional paid-in-capital	200,117	202,068
Accumulated other comprehensive income	23,912	18,776
Accumulated surplus	82,727	67,961
Total Company's stockholders' equity	307,010	289,061
Noncontrolling interests	23,218	31,089
Total Stockholders' Equity	330,228	320,150
Total Liabilities and Stockholders' Equity	$538,239	$588,144

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Rental income	$9,934	$10,610	$19,168	$19,694
Tenant recovery income	1,045	1,045	2,192	2,114
Other service income	2,962	2,821	5,750	5,499
Total revenues	13,941	14,476	27,110	27,307

Expenses:
Property operating expenses	7,196	6,922	14,096	13,443
Real estate taxes	805	831	1,714	1,706
General and administrative costs	1,162	1,136	2,638	2,550
Depreciation and amortization	2,910	2,818	5,890	5,617
Total operating expenses	12,073	11,707	24,338	23,316
Operating income	1,868	2,769	2,772	3,991
Other income, net	117	530	136	832

Mark to market adjustment on derivative financial instruments	(118)	(83)	(412)	(152)
Interest and dividend income	5,148	2,574	10,118	5,202
Interest expense	(3,298)	(3,756)	(7,063)	(7,549)
(Loss)/gain on sale and redemption of marketable securities (includes loss/(gain) of $9, ($35,181), $307 and ($41,498), respectively, of accumulated other comprehensive income reclassifications)	(715)	27,817	(937)	34,740
Gain on disposition of real estate	19,906	-	19,906	-
Income from investments in unconsolidated affiliated real estate entity	-	5,839	-	5,804
Net income from continuing operations	22,908	35,690	24,520	42,868

Net income from discontinued operations	-	4,126	-	18,731
Net income	22,908	39,816	24,520	61,599

Less: net income attributable to noncontrolling interests	(622)	(3,467)	(856)	(4,094)
Net income attributable to Company's common shares	$22,286	$36,349	$23,664	$57,505

Basic and diluted net income per Company's common share:
Continuing operations	$0.87	$1.24	$0.93	$1.50
Discontinued operations	-	0.16	-	0.72

Net income per Company’s common share, basic and diluted	$0.87	$1.40	$0.93	$2.22
Weighted average number of common shares outstanding, basic and diluted	25,473	25,894	25,529	25,916

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$22,908	$39,816	$24,520	$61,599

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale securities	1,968	(5,824)	4,692	2,112
Reclassification adjustment for loss/(gain) included in net income	715	(35,181)	937	(41,498)
Other comprehensive income/(loss)	2,683	(41,005)	5,629	(39,386)
Comprehensive income/(loss)	25,591	(1,189)	30,149	22,213

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(830)	935	(1,349)	(370)

Comprehensive income/(loss) attributable to Company's common shares	$24,761	$(254)	$28,800	$21,843

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

				Accumulated
	Common		Additional	Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Surplus	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2015	25,639	$256	$202,068	$18,776	$67,961	$31,089	$320,150
Net income	-	-	-	-	23,664	856	24,520
Other comprehensive income	-	-	-	5,136	-	493	5,629
Distributions declared	-	-	-	-	(8,898)	-	(8,898)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,225)	(9,225)
Contributions received from noncontrolling interests	-	-	-	-	-	5	5
Redemption and cancellation of shares	(195)	(2)	(1,951)	-	-	-	(1,953)
BALANCE, June 30, 2016	25,444	$254	$200,117	$23,912	$82,727	$23,218	$330,228

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,520	$61,599
Less net income – discontinued operations	-	18,731
Net income – continuing operations	24,520	42,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,890	5,617
Mark to market adjustment on derivative financial instruments	412	152
Loss/(gain) on sale and redemption of marketable securities	937	(34,740)
(Income)/loss from investments in unconsolidated affiliated real estate entities	-	(5,804)
Gain on disposition of real estate	(19,906)	-
Other non-cash adjustments	320	(107)
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(648)	827
Decrease/(increase) in tenant and other accounts receivable	14	(24)
(Decrease)/increase in tenant allowance and security deposits payable	(496)	8
Increase in accounts payable and accrued expenses	1,461	21
(Decrease)/increase in due to related party	756	(211)
(Decrease)/increase in deferred rental income	(79)	138
Net cash provided by operating activities – continuing operations	13,181	8,745
Net cash provided by operating activities – discontinued operations	-	1,259
Net cash provided by operating activities	13,181	10,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,871)	(2,192)
Purchase of marketable securities	-	(5,113)
Preferred investments in related parties	(44,539)	(35,844)
Proceeds from preferred investments in related parties	42,237	-
Contributions to investment in unconsolidated affiliated real estate entities	-	(1,568)
Collections on mortgage receivable	74	70
Proceeds from sale and redemption of marketable securities	28,220	78,049
Distribution from investments in unconsolidated affiliates	1,989	15,230
Proceeds from sale of investment property and other real estate assets	50,574	-
Release of restricted escrows	5,880	996
Net cash provided by investing activities – continuing operations	82,564	49,628
Net cash provided by investing activities – discontinued operations	-	92,425
Net cash provided by investing activities	82,564	142,053

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(62,728)	(954)
Payment of loan fees and expenses	-	(69)
Redemption and cancellation of common stock	(1,953)	(1,523)
Proceeds from mortgage financing	-	3,863
Net payments on notes payable	-	(19,957)
Contributions received from noncontrolling interests	5	8
Distributions paid to noncontrolling interests	(9,225)	(3,131)
Distributions paid to Company's common stockholders	(8,982)	(7,592)
Net cash used in financing activities – continuing operations	(82,883)	(29,355)
Net cash used in financing activities – discontinued operations	-	(34,314)
Net cash used in financing activities	(82,883)	(63,669)

Net change in cash and cash equivalents	12,862	88,388
Cash and cash equivalents, beginning of period	68,459	54,529
Cash and cash equivalents, end of period	$81,321	$142,917

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,595	$6,059
Distributions declared	$8,898	$9,001
Value of shares issued from distribution reinvestment program	$-	$1,453
Non-cash purchase of investment property	$109	$2,339
Debt assumed by purchase on disposition	$-	$32,800

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2016.

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

As of June 30, 2016, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, two multi-family residential properties containing a total of 367 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of June 30, 2016, the retail properties, the industrial properties and the multi-family residential properties were 87%, 63% and 96% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $73 (whole dollars) and occupancy was 59% for the six months ended June 30, 2016.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented. (See Note 6.)

Noncontrolling Interests

As of June 30, 2016, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. Additionally, the guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company has not yet determined whether the adoption of this guidance will have a material impact on its financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Investment in Unconsolidated Affiliated Real Estate Entity

1407 Broadway

The Company had a 49.0% ownership interest in 1407 Broadway Mezz II LLC (“1407 Broadway”) which was accounted for under the equity method. On April 30, 2015, 1407 Broadway completed the disposition of its sub-leasehold interest in a ground lease to an office building located in New York, New York to an unrelated third party for aggregate consideration of approximately $150.0 million. The Company’s share of the net proceeds, after repayment of outstanding mortgage indebtedness and transaction and other closing costs, was approximately $15.1 million. As of December 31, 2015, the Company’s remaining investment in 1407 Broadway was approximately $2.0 million; representing its share of 1407 Broadway’s remaining net assets, which were subsequently distributed to the Company in January 2016. As a result, the Company has no remaining investment in 1407 Broadway.

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015

Total revenue	$3,253	$13,510

Property operating expenses	2,200	9,439
Depreciation and amortization	622	2,644
Operating income	431	1,427

Interest expense and other, net	(208)	(1,343)

Gain on debt extinguishment	9,891	9,891

Net (loss)/income	$10,114	$9,975

Company's share of net income/(loss) (49%)	$5,839	$5,804

The following table represents the unaudited condensed balance sheet for 1407 Broadway:

As of
December 31, 2015

Cash and restricted cash	$5,964

Total assets	$5,964

Other liabilities	$556
Member capital	5,408

Total liabilities and members' capital	$5,964

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$704	$(1)	$2,108
Marco OP Units and Marco II OP Units	19,227	26,158	-	45,385
Corporate Bonds and Preferred Equities	7,200	-	(174)	7,026
Mortgage Backed Securities ("MBS")	3,292	-	(323)	2,969
Total	$31,124	$26,862	$(498)	$57,488

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$487	$(1)	$1,891
Marco OP Units and Marco II OP Units	19,227	21,458	-	40,685
Corporate Bonds and Preferred Equities	35,880	474	(1,369)	34,985
Mortgage Backed Securities ("MBS")	3,769	-	(314)	3,455
Total	$60,281	$22,419	$(1,684)	$81,016

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

During the first and second quarters of 2015, the Company redeemed approximately 60,000 and 323,000 Marco OP units, respectively, with a cost basis of approximately $4.9 million and $27.8 million, respectively, for gross proceeds of approximately $11.5 million and $55.6 million, respectively. As a result, the Company realized gains of approximately $27.8 million and $34.4 million, which is included in gain on sale and redemption of marketable securities on the consolidated statements of operations, during the three and six months ended June 30, 2015, respectively.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any impairment charges. As of June 30, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.32% as of June 30, 2016) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2016 and December 31, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.82% as of June 30, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2016 and December 31, 2015 and is included in Notes Payable on the consolidated balance sheets. The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If the Company is unable to extend or replace the Line of Credit, it will repay the then outstanding balance in full at the expiration date using available cash.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$2,108	$-	$-	$2,108
Marco OP and Marco OP II Units	-	45,385	-	45,385
Corporate Bonds and Preferred Equities	-	7,026	-	7,026
MBS	-	2,969	-	2,969
Total	$2,108	$55,380	$-	$57,488

	Fair Value Measurement Using
As of December 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,891	$-	$-	$1,891
Marco OP and Marco OP II Units	-	40,685	-	40,685
Corporate Bonds and Preferred Equities	-	34,985	-	34,985
MBS	-	3,455	-	3,455
Total	$1,891	$79,125	$-	$81,016

The fair values of the Company’s investments in Corporate Bonds and Preferred Equities and MBS are measured using readily available quoted prices for similar assets. Additionally, as noted and disclosed above, the Company’s Marco OP and Marco OP II Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and Marco OP II Units.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2016	Maturity Date	Amount Due at Maturity	As of June 30, 2016	As of December 31, 2015

Southeastern Michigan Multi-Family Properties				$-	$-	$38,437

Oakview Plaza	5.49%	5.49%	January 2017	25,583	25,801	26,014

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,525	50,525	50,525

St. Augustine Outlet Center				-	-	23,875

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.21%	June 2020	13,494	15,092	15,295

Total mortgages payable		6.15%		$154,919	$165,918	$228,646

Less: Deferred financing costs					(1,832)	(1,999)

Total mortgages payable, net					$164,086	$226,647

Libor as of June 30, 2016 and December 31, 2015 was 0.47% and 0.42%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

 The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2016:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$50,947	$25,991	$1,567	$1,621	$14,924	$70,868	$165,918

Less: Deferred financing costs							(1,832)

Total principal maturities, net							$164,086

Pursuant to the Company’s loan agreements, escrows in the amount of $1.3 million and $7.1 million were held in restricted escrow accounts as of June 30, 2016 and December 31, 2015, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On April 11, 2016, the Company’s mortgage loan (outstanding principal balance of $23.7 million) secured by the St. Augustine Outlet Center matured and was repaid in full.

On May 17, 2016, the Company’s mortgage loan (outstanding principal balance of $38.2 million) secured by the Southeastern Michigan Multi-Family Properties was repaid in full in connection with the Company’s disposition of three of the four apartment communities contained in the Michigan Multi-Family Properties (see Note 6).

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

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and $1.0 million was accrued for both the three and six months ended June 30, 2016 and 2015, respectively. As a result, cumulative accrued default interest expense of $8.1 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Additionally, the Company’s mortgage loan (outstanding principal balance of $25.8 million as of June 30, 2016) secured by Oakview Plaza matures in January 2017. The Company currently intends to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets or available cash, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

6.	Dispositions and Discontinued Operations

Southeastern Michigan Multi-Family Properties

On May 17, 2016, the Company disposed of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties to an unrelated third party for aggregate consideration of approximately $50.6 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $19.9 million during the second quarter of 2016. Approximately $38.2 million of the proceeds were used to repay in full the outstanding principal balance of the mortgage that was secured by the Southeastern Michigan Multi-Family Properties. Subsequently, the remaining apartment community in the Southeastern Michigan Multi-Family Properties was disposed of to the same unrelated third party on July 26, 2016 for approximately $10.3 million. The disposition of the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Southeastern Michigan Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

LVP REIT Hotels

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015

Revenues	$2,832	$8,000

Operating expenses	1,372	5,742
Operating income	1,460	2,258

Interest expense and other, net	(252)	(849)

Gain on disposition	2,918	17,322

Net income from discontinued operations	$4,126	$18,731

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

7.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisition fees (general and administrative costs)	$-	$-	$-	$8
Asset management fees (general and administrative costs)	623	696	1,243	1,407
Property management fees (property operating expenses)	259	293	549	582
Development fees and leasing commissions*	2	69	51	480
Total	$884	$1,058	$1,843	$2,477

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

During both the three months and six months ended June 30, 2016 and 2015, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $140.6 million and $138.3 million as of June 30, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the six months ended June 30, 2016, the Company made $44.5 million of additional contributions and redeemed $42.2 million (the 365 Bond Street Preferred Investment) of the Preferred Investments and as of June 30, 2016, remaining contributions of up to $39.4 million were unfunded. Additionally, during the three and six months ended June 30, 2016, the Company recognized investment income of $4.3 million and $8.2 million, respectively, and during the three and six months ended June 30, 2015, the Company recognized investment income of $1.5 million and $2.8 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2016	December 31, 2015	June 30,2016	2016	2015	2016	2015
365 Bond Street	12%	$-	$42,237	$-	$971	$1,281	$2,252	$2,489
40 East End Avenue	12%	30,000	28,768	-	600	268	1,182	268
30-02 39th Avenue	9% to 12%	15,600	7,301	34,400	352	-	573	-
485 7th Avenue	12%	60,000	60,000	-	1,820	-	3,640	-
East 11th Street	12%	35,000	-	5,000	602	-	602	-
Total Preferred Investments		$140,600	$138,306	$39,400	$4,345	$1,549	$8,249	$2,757

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

The Company made aggregate contributions of $35.0 million during the three months ended June 30, 2016, which are classified as a held-to-maturity security and is recorded at cost, leaving a remaining unfunded contribution of up to $5.0 million as of June 30, 2016.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ and other accounts receivable, interest receivable from related parties, accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate. The carrying amount reported in the consolidated balance sheets for the mortgage receivable approximated its fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$165.9	$167.1	$228.6	$227.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in four business segments as of June 30, 2016: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2016 and 2015 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2016 and December 31, 2015. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2015 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 8).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude the LVP REIT Hotels due to their classification as discontinued operations for all periods presented. The LVP REIT Hotels were previously included in the Company’s Hospitality Segment.

Selected results of operations for the three and six months ended June 30, 2016 and 2015, and total assets as of June 30, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended June 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,784	$3,616	$1,395	$6,146	$-	$13,941

Property operating expenses	905	1,160	522	4,609	-	7,196
Real estate taxes	361	169	195	80	-	805
General and administrative costs	50	28	81	97	906	1,162

Net operating income/(loss)	1,468	2,259	597	1,360	(906)	4,778

Depreciation and amortization	1,149	640	420	701	-	2,910

Operating income/(loss)	$319	$1,619	$177	$659	$(906)	$1,868

As of June 30, 2016:
Total Assets	$101,790	$80,495	$50,387	$26,653	$278,914	$538,239

	For the Three Months Ended June 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,788	$4,361	$1,545	$5,782	$-	$14,476

Property operating expenses	935	1,254	480	4,253	-	6,922
Real estate taxes	353	266	134	78	-	831
General and administrative costs	-	24	(1)	48	1,065	1,136

Net operating income/(loss)	1,500	2,817	932	1,403	(1,065)	5,587

Depreciation and amortization	1,032	726	400	660	-	2,818

Operating income/(loss)	$468	$2,091	$532	$743	$(1,065)	$2,769

As of December 31, 2015:
Total Assets	$107,835	$113,600	$49,815	$26,825	$290,069	$588,144

	For the Six Months Ended June 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,642	$8,122	$2,774	$10,572	$-	$27,110

Property operating expenses	1,837	2,528	1,020	8,710	1	14,096
Real estate taxes	723	431	399	161	-	1,714
General and administrative costs	63	46	86	171	2,272	2,638

Net operating income/(loss)	3,019	5,117	1,269	1,530	(2,273)	8,662

Depreciation and amortization	2,307	1,370	822	1,391	-	5,890

Operating income/(loss)	$712	$3,747	$447	$139	$(2,273)	$2,772

	For the Six Months Ended June 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,576	$8,649	$3,143	$9,939	$-	$27,307

Property operating expenses	1,849	2,628	925	8,040	1	13,443
Real estate taxes	711	531	307	157	-	1,706
General and administrative costs	(3)	82	(47)	151	2,367	2,550

Net operating income/(loss)	3,019	5,408	1,958	1,591	(2,368)	9,608

Depreciation and amortization	2,032	1,466	804	1,315	-	5,617

Operating income/(loss)	$987	$3,942	$1,154	$276	$(2,368)	$3,991

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

11.	Commitments and Contingencies

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

Loan Collection Guaranties

The Operating Partnership and PRO (collectively, the “LVP Parties”) have provided and will continue to have the opportunity to provide guaranties of collection (the “Loan Collection Guaranties”) with respect to draws made under revolving credit facilities (or indebtedness incurred to refinance the revolving credit facilities) by Simon in connection with the closing of certain contribution transactions related to the LVP Parties’ ownership interests in (i) Mill Run LLC (“Mill Run”) and Prime Outlets Acquisition Company (“POAC” and collectively, the “POAC/Mill Run Transaction”) and (ii) Grand Prairie Holdings LLC (“GPH”) and Livermore Valley Holdings LLC (“LVH” and collectively, the “Outlet Centers Transaction”). The Loan Collection Guaranties were required for at least four years following the closings of POAC/Mill Run Transaction and the Outlet Centers Transaction, which closed on August 30, 2010 and December 4, 2012, respectively. Under the terms of the Loan Collection Guaranties, the LVP Parties are obligated to make payments in respect of principal and interest due under the revolving credit facilities after Simon OP has failed to make payments, the amounts outstanding under the revolving credit facilities have been accelerated, and the lender has failed to collect the full amounts outstanding under the revolving credit facilities after exhausting other remedies. The maximum amounts of the Loan Collection Guaranties will be reduced by the extent of any payments of principal made by Simon OP or other cash proceeds recovered by the lenders.

12.	Subsequent Events

Distribution Payment

On July 13, 2016, the distribution for the three-month period ending June 30, 2016 of $4.4 million was paid in cash. The distribution was paid from cash flows provided from operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Distribution Declaration

On August 15, 2016, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2016 to shareholders of record as of September 30, 2016.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of June 30, 2016	Annualized Revenues based on rents at June 30, 2016	Annualized Revenues per square foot at June 30, 2016
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,456	85.4%	$3.9 million	$13.56
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.78
DePaul Plaza	Bridgeton, MO	1985	187,090	88.4%	$2.0 million	$11.84
		Retail Total	699,320	86.6%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	63.8%	$2.5 million	$11.30
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	81.3%	$1.7 million	$4.38
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	15.1%	$0.3 million	$10.14

		Industrial Total	1,006,861	63.4%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2016	Annualized Revenues based on rents at June 30, 2016	Annualized Revenues per unit at June 30, 2016
Southeastern Michigan Multi-Family Property (Multi-Family Apartment Building)	Southeast MI	1965	168	92.3%	$1.4 million	$9,259
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	99.0%	$8.2 million	$41,855
		Residential Total	367	95.9%

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June 30, 2016	Revenue per Available Room ("RevPAR") for the Six Months Ended June 30, 2016	Average Daily Rate For the Six Months Ended June 30, 2016
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1976	66,066	59.0%	$72.99	$123.79

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2015.

Results of Operations

Dispositions

Southeastern Michigan Multi-Family Properties

On May 17, 2016, the Company disposed of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties to an unrelated third party for aggregate consideration of approximately $50.6 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $19.9 million during the second quarter of 2016. Approximately $38.2 million of the proceeds were used to repay in full the outstanding principal balance of the mortgage that was secured by the Southeastern Michigan Multi-Family Properties. Subsequently, the remaining apartment community in the Southeastern Michigan Multi-Family Properties was disposed of on July 26, 2016 to the same unrelated third party for approximately $10.3 million. The disposition of the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Southeastern Michigan Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition. The Southeastern Michigan Properties were included in our Multi-Family Residential Segment.

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

For the Three Months Ended June 30, 2016 vs. June 30, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $0.6 million to $13.9 million for the three months ended June 30, 2016 compared to $14.5 million for the same period in 2015. See “Segment Results of Operations for the Three Months Ended June 30, 2016 compared to June 30, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.3 million to $7.2 million for the three months ended June 30, 2016 compared to $6.9 million for the same period in 2015. This increase primarily reflects higher property expenses of $0.4 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period partially offset by lower expenses of $0.1 million in our Multi-Family Residential Segment principally due to the sale of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties.

Real estate taxes

Real estate taxes remained unchanged at $0.8 million for both the three months ended June 30, 2016 and 2015.

General and administrative expenses

General and administrative expenses were unchanged at approximately $1.1 million for both the three months ended June 30, 2016 and 2015.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $0.1 million to $2.9 million for the three months ended June 30, 2016 compared to $2.8 million the same period in 2015.  This increase primarily reflects higher depreciation expenses for the St. Augustine Outlet Center (included in our Retail Segment) resulting from certain capital expenditures made during 2015.

Interest and dividend income

Interest and dividend income increased by approximately $2.5 million to $5.1 million for the three months ended June 30, 2016 compared to $2.6 million the same period in 2015. The increase was primarily attributable to the increase of $2.8 million in investment income from our Preferred Investments (see Note 8) offset by a $0.2 million decrease in interest and dividend income from our investments in marketable securities principally due to the redemption of Marco OP Units during 2015.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.5 million to $3.3 million for the three months ended June 30, 2016 compared to $3.8 million for the same period in 2015. The decrease is primarily attributable to the repayment in full of the mortgages secured by the St. Augustine Outlet Center (in April 2016) and the Southeastern Michigan Multi-Family Properties (in May 2016).

Loss/gain on sale and redemption of marketable securities

Loss/gain on sale and redemption of marketable securities decreased by approximately $28.5 million to a loss of $0.7 million for the three months ended June 30, 2016 compared to a gain of $27.8 million for the same period in 2015. During the three months ended June 30, 2015 we recognized a gain on sale and redemption of marketable securities of approximately $27.8 million primarily attributable to the redemption of 323,000 Marco OP Units.

Gain on disposition of real estate

During the second quarter of 2016 we recognized a gain on disposition of real estate of approximately $19.9 million related to the sale of three of the four apartment communities contained in our Southeastern Michigan Multi-Family Properties.

Income from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity of $5.8 million during the three months ended June 30, 2015 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building in April 2015.

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

Segment Results of Operations for the Three Months Ended June 30, 2016 compared to June 30, 2015

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$2,784	$2,788	$(4)	-0.1%
NOI	1,468	1,500	(32)	-2.1%
Average Occupancy Rate for period	86.5%	83.2%		3.3%

The following table represents lease expirations for the Retail Segment as of June 30, 2016:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area "GLA" of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	9	41,528	453,061	7.4%	5.8%
2017	9	23,183	339,668	4.1%	4.3%
2018	11	80,817	1,426,053	14.2%	18.2%
2019	17	76,530	1,490,014	13.6%	19.0%
2020	11	204,457	2,297,004	36.1%	29.2%
2021	5	27,998	479,057	5.0%	6.1%
2022	1	4,800	75,600	0.9%	1.0%
2023	1	28,000	479,920	5.0%	6.1%
2024	1	1,163	51,821	0.2%	0.7%
2025	6	47,301	695,891	8.4%	8.9%
Thereafter	2	28,687	56,382	5.1%	0.7%
	73	564,464	7,844,471	100.0%	100.0%

As of June 30, 2016, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI were unchanged for three months ended June 30, 2016 compared to the same period in 2015.

Multi-Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$3,616	$4,361	$(745)	-17.1%
NOI	2,259	2,817	(558)	-19.8%
Average Occupancy Rate for period	96.5%	95.0%		1.5%

Revenues and NOI decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily as a result of the disposition of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties during May 2016. Revenues and NOI decreased by approximately $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2016 compared to the same period in 2015 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were mostly unchanged for the remaining property.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$1,395	$1,545	$(150)	-9.7%
NOI	597	932	(335)	-35.9%
Average Occupancy Rate for period	63.1%	74.6%		-11.5%

The following table represents lease expirations for our Industrial Segment as of June 30, 2016:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	14	70,850	43,261	11.1%	1.1%
2017	34	180,925	1,009,395	28.3%	25.5%
2018	25	190,221	1,431,929	29.9%	36.1%
2019	12	71,079	319,077	11.1%	8.1%
2020	11	118,611	1,098,918	18.6%	27.8%
2021	2	6,667	54,719	1.0%	1.4%
Thereafter	-	-	-	-	-
	98	638,353	3,957,299	100.0%	100.0%

As of June 30, 2016, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$6,146	$5,782	$364	6.3%
NOI	1,360	1,403	(43)	-3.1%
Average Occupancy Rate for period	75.1%	54.3%		20.8%
Rev PAR	$96.41	$67.56	$28.85	42.7%

Revenues increased during the three months ended June 30, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the period. NOI was relatively flat due to higher property operating expenses also resulting from increased occupancy levels during the 2016 period offset the increases in revenues.

For the Six Months Ended June 30, 2016 vs. June 30, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $0.2 million to $27.1 million for the six months ended June 30, 2016 compared to $27.3 million for the same period in 2015. See “Segment Results of Operations for the Six Months Ended June 30, 2016 compared to June 30, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses increased by approximately $0.7 million to $14.1 million for the six months ended June 30, 2016 compared to $13.4 million for the same period in 2015. This increase primarily reflects higher property expenses for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period.

Real estate taxes

Real estate taxes remained unchanged at $1.7 million for both the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses

General and administrative expenses remained unchanged at $2.6 million for both the six months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $0.3 million to $5.9 million for the six months ended June 30, 2016 compared to $5.6 million for the same period in 2015.  This increase primarily reflects higher depreciation expense of $0.2 million for the St. Augustine Outlet Center (included in our Retail Segment) resulting from capital expenditures made during the 2015 period.

Interest and dividend income

Interest and dividend income increased by approximately $4.9 million to $10.1 million for the six months ended June 30, 2016 compared to $5.2 million the same period in 2015. The increase was primarily attributable to the increase of $5.5 million in investment income from our Preferred Investments offset by a $0.4 million decrease in interest and dividend income from our investments in marketable securities principally due to the redemption of Marco OP Units during 2015.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.4 million to $7.1 million for the six months ended June 30, 2016 compared to $7.5 million for the same period in 2015. The decrease is primarily attributable to the repayment in full of the mortgages secured by the St. Augustine Outlet Center (in April 2016) and the Southeastern Michigan Multi-Family Properties (in May 2016).

Gain on disposition of real estate

During the second quarter of 2016 we recognized a gain on disposition of real estate of approximately $19.9 million related to the sale of the Southeastern Michigan Multi-Family Properties.

Loss/gain on sale and redemption of marketable securities

Loss/gain on sale and redemption of marketable securities decreased by approximately $35.7 million to a loss of $0.9 million for the six months ended June 30, 2016 compared to a gain of $34.7 million for the same period in 2015. During the six months ended June 30, 2015 we recognized a gain on sale and redemption of marketable securities of approximately $34.4 million primarily attributable to the redemption of 383,000 Marco OP Units.

Income from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity of $5.8 million during the six months ended June 30, 2015 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building in April 2015.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor and (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Segment Results of Operations for the Six Months Ended June 30, 2016 compared to June 30, 2015

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$5,642	$5,576	$66	1.2%
NOI	3,019	3,019	-	0.0%
Average Occupancy Rate for period	86.9%	82.8%		4.1%

Revenues increased slightly for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of the increase in the average occupancy rate during the 2016 period.

Multi-Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$8,122	$8,649	$(527)	-6.1%
NOI	5,117	5,408	(291)	-5.4%
Average Occupancy Rate for period	96.6%	94.9%		1.7%

Revenues and NOI decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of the disposition of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016. Revenues and NOI decreased by approximately $0.7 million and $0.4 million, respectively, for the six months ended June 30, 2016 compared to the same period in 2015 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI increased slightly for the remaining property.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$2,774	$3,143	$(369)	-11.7%
NOI	1,269	1,958	(689)	-35.2%
Average Occupancy Rate for period	62.4%	76.0%		-13.6%

Revenues and NOI decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$10,572	$9,939	$633	6.4%
NOI	1,530	1,591	(61)	-3.8%
Average Occupancy Rate for period	59.0%	54.3%		4.7%
Rev PAR	$72.99	$67.56	$5.43	8.0%

Revenues increased during the six months ended June 30, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the 2016 period. NOI was relatively flat as higher property operating expenses also resulting from increased occupancy levels during the 2016 period offset the increases in revenues.

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

We currently have $165.9 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2016, our total borrowings of $184.5 million represented 49% of net assets.

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

Any future properties that we may acquire or investments we may make may be funded through a combination of borrowings, proceeds generated from the sale and redemption of our marketable securities, available for sale, proceeds received from the selective disposition of our properties and proceeds received from the redemption of our preferred investments in related parties. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisition fees (general and administrative costs)	$-	$-	$-	$8
Asset management fees (general and administrative costs)	623	696	1,243	1,407
Property management fees (property operating expenses)	259	293	549	582
Development fees and leasing commissions*	2	69	51	480
Total	$884	$1,058	$1,843	$2,477

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of June 30, 2016, we had approximately $81.3 million of cash and cash equivalents on hand and $57.5 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash flows provided by operating activities	$13,181	$10,004
Cash flows provided by investing activities	82,564	142,053
Cash flows used in financing activities	(82,883)	(63,669)
Net change in cash and cash equivalents	12,862	88,388

Cash and cash equivalents, beginning of the period	68,459	54,529
Cash and cash equivalents, end of the period	$81,321	$142,917

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition, investment and development activities, (vii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our preferred investments in related parties, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

Net cash flows provided by operating activities of $13.2 million for the six months ended June 30, 2016 consists of the following:

•	cash inflows of approximately $12.2 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $1.0 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $82.6 million for the six months ended June 30, 2016 consists primarily of the following:

•	purchases of investment property of approximately $1.9 million;

•	release of restricted escrows of approximately $5.9 million;

•	net preferred equity investments in related parties of $2.3 million;

•	proceeds from the disposition of investment property and other real estate assets of $50.6 million;

•	proceeds from the sale and redemption of marketable securities of $28.2 million; and

•	distributions from our investment in 1407 Broadway of $2.0 million.

Financing activities

The net cash used by financing activities of approximately $82.9 million for the six months ended June 30, 2016 is primarily related to the following:

•	distributions to our common shareholders of $9.2 million;

•	redemptions and cancellation of common stock of $2.0 million;

•	aggregate distributions to our noncontrolling interests of $9.0 million; and

•	mortgage payments of $62.7 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $140.6 million and $138.3 million as of June 30, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. During the six months ended June 30, 2016, we made $44.5 million of additional contributions and redeemed $42.2 million of the Preferred Investments (the 365 Bond Street Preferred Investment) and as of June 30, 2016, remaining contributions of up to $39.4 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2016	December 31, 2015	June 30,2016	2016	2015	2016	2015
365 Bond Street	12%	$-	$42,237	$-	$971	$1,281	$2,252	$2,489
40 East End Avenue	12%	30,000	28,768	-	600	268	1,182	268
30-02 39th Avenue	9% to 12%	15,600	7,301	34,400	352	-	573	-
485 7th Avenue	12%	60,000	60,000	-	1,820	-	3,640	-
East 11th Street	12%	35,000	-	5,000	602	-	602	-
Total Preferred Investments		$140,600	$138,306	$39,400	$4,345	$1,549	$8,249	$2,757

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015 we repurchased approximately 3.1 million shares of common stock and for the six months ended June 30, 2016 we repurchased approximately 195,300 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

On January 19, 2015, the Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2016.

Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

Mortgage Payable	$50,947	$25,991	1,567	$1,621	$14,924	$70,868	$165,918
Interest Payments[1]	2,659	3,984	3,826	3,759	3,481	12,304	30,013

Total Contractual Obligations	$53,606	$29,975	$5,393	$5,380	$18,405	$83,172	$195,931

1)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special service and is due on demand and therefore no future interest payments on this debt are included in these amounts.

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

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and $1.0 million was accrued for both the three and six months ended June 30, 2016 and 2015, respectively. As a result, cumulative accrued default interest expense of approximately $8.1 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.  Although we have had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful in these efforts. However, we do not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $25.8 million as of June 30, 2016) secured by Oakview Plaza matures in January 2017. We currently intend to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets or redemptions of our preferred investments in related parties, such existing indebtedness on or before its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.32% as of June 30, 2016) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2016 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.82% as of June 30, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2016 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using available cash.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$22,908	$39,816	$24,520	$61,599
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,910	2,818	5,890	5,617
Equity in depreciation and amortization for
unconsolidated affiliated real estate entities	-	304	-	1,295
Adjustments to equity in earnings from
unconsolidated entities, net	-	(6,097)	-	(6,097)
Gain on disposal of investment property	(19,906)	-	(19,906)	-
Discontinued operations:
Gain on disposal of investment property	-	(3,538)	-	(17,547)

FFO	5,912	33,303	10,504	44,867
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	8	-	20	(45)
Amortization of above or below market leases and liabilities(2)	(28)	(51)	(56)	(125)
Loss on debt extinguishment	2	376	2	600
Accretion of discounts and amortization of premiums on debt investments	118	83	412	464
Mark-to-market adjustments(3)	715	(27,817)	937	(34,740)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-

MFFO	6,727	5,894	11,819	11,021
Straight-line rent(5)	$21	$(122)	$36	$(355)
MFFO - IPA recommended format(6)	$6,748	$5,772	$11,855	$10,666

Net income	$22,908	$39,816	$24,520	$61,599
Less: loss attributable to noncontrolling interests	(622)	(3,467)	(856)	(4,094)
Net income applicable to Company's common shares	$22,286	$36,349	$23,664	$57,505
Net income per common share, basic and diluted	$0.87	$1.40	$0.93	$2.22

FFO	$5,912	$33,303	$10,504	$44,867
Less: FFO attributable to noncontrolling interests	(457)	(3,511)	(910)	(4,136)
FFO attributable to Company's common shares	$5,455	$29,792	$9,594	$40,731
FFO per common share, basic and diluted	$0.21	$1.15	$0.38	$1.57

MFFO - IPA recommended format	$6,748	$5,772	$11,855	$10,666
Less: MFFO attributable to noncontrolling interests	(472)	(513)	(930)	(1,011)
MFFO attributable to Company's common shares	$6,276	$5,259	$10,925	$9,655

Weighted average number of common shares outstanding, basic and diluted	25,473	25,894	25,529	25,916

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(486)	$(516)	$(997)	$(1,027)
Allocations to noncontrolling interests	9	10	19	20
Total after allocations to noncontrolling interests	$(477)	$(506)	$(978)	$(1,007)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $6,753 and $5,765 for the three months ended June 31, 2016 and 2015, respectively and $11,903 and $10,662 for the six months ended June 31, 2016 and 2015, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2016

FFO attributable to Company’s common shares	$165,396
Distributions paid	$172,141

On July 15, 2016, the distribution for the three-month period ending June 30, 2015 of $4.4 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2016 through the date of this filing.

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

As of June 30, 2016, we held various marketable securities with a fair value of approximately $57.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of June 30, 2016, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.8 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of June 30, 2016:

Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

$50,947	$25,991	$1,567	$1,621	$14,924	$70,868	$165,918

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$165.9	$167.1	$228.6	$227.1

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 15, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 15, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

