Form 10-Q
period 2016-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2016-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐  No ☑

As of November 7, 2016, there were approximately 25.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Investment property:
Land and improvements	$60,440	$68,869
Building and improvements	202,921	238,757
Furniture and fixtures	17,543	17,421
Construction in progress	65	668
Gross investment property	280,969	325,715
Less accumulated depreciation	(47,344)	(50,278)
Net investment property	233,625	275,437
Investment in unconsolidated affiliated real estate entity	-	1,989
Investments in related parties	148,621	139,809
Cash and cash equivalents	104,452	68,459
Marketable securities, available for sale	55,335	81,016
Restricted escrows	4,260	7,672
Tenant and other accounts receivable	1,974	2,078
Mortgage receivable	4,930	5,040
Intangible assets, net	790	1,087
Prepaid expenses and other assets	4,199	5,557
Total Assets	$558,186	$588,144
Liabilities and Stockholders' Equity
Mortgages payable, net	$183,680	$226,647
Notes payable, net	18,625	18,609
Accounts payable, accrued expenses and other liabilities	18,617	14,379
Due to related parties	595	-
Tenant allowances and deposits payable	1,252	2,030
Distributions payable	4,471	4,528
Deferred rental income	1,174	1,204
Acquired below market lease intangibles, net	484	597
Total Liabilities	228,898	267,994
Commitments and contingencies (See Note 11)
Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,321 and 25,639 shares issued and outstanding, respectively	253	256
Additional paid-in-capital	198,892	202,068
Accumulated other comprehensive income	22,155	18,776
Accumulated surplus	85,302	67,961
Total Company's stockholders' equity	306,602	289,061
Noncontrolling interests	22,686	31,089
Total Stockholders' Equity	329,288	320,150
Total Liabilities and Stockholders' Equity	$558,186	$588,144

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$9,391	$11,302	$28,559	$30,996
Tenant recovery income	930	1,120	3,122	3,234
Other service income	2,739	2,312	8,489	7,811
Total revenues	13,060	14,734	40,170	42,041
Expenses:
Property operating expenses	6,784	7,563	20,880	21,006
Real estate taxes	673	860	2,387	2,566
General and administrative costs	1,042	1,349	3,680	3,899
Depreciation and amortization	2,705	2,955	8,595	8,572
Total operating expenses	11,204	12,727	35,542	36,043
Operating income	1,856	2,007	4,628	5,998
Other income, net	6	216	142	1,048

Mark to market adjustment on derivative financial instruments	130	(255)	(282)	(407)
Interest and dividend income	4,646	3,015	14,764	8,217
Interest expense	(3,065)	(3,811)	(10,128)	(11,360)
(Loss)/gain on sale and redemption of marketable securities (includes loss/(gain) of $15, $6, $952 and ($41,492), respectively, of accumulated other comprehensive income reclassifications)	(15)	(12)	(952)	34,728
Gain on disposition of real estate	3,799	-	23,705	-
Income from investments in unconsolidated affiliated real estate entity	-	-	-	5,804
Net income from continuing operations	7,357	1,160	31,877	44,028

Net income from discontinued operations	-	-	-	18,731
Net income	7,357	1,160	31,877	62,759

Less: net income attributable to noncontrolling interests	(310)	(265)	(1,166)	(4,359)
Net income attributable to Company's common shares	$7,047	$895	$30,711	$58,400

Basic and diluted net income per Company's common share:
Continuing operations	$0.28	$0.03	$1.21	$1.54
Discontinued operations	-	-	-	0.72

Net income per Company’s common share, basic and diluted	$0.28	$0.03	$1.21	$2.26

Weighted average number of common shares outstanding, basic and diluted	25,379	25,793	25,479	25,874

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$7,357	$1,160	$31,877	$62,759

Other comprehensive income
Holding (loss)/gain on available for sale securities	(1,979)	1,945	2,713	4,057
Reclassification adjustment for loss/(gain) included in net income	15	6	952	(41,492)
Other comprehensive income/(loss)	(1,964)	1,951	3,665	(37,435)
Comprehensive income	5,393	3,111	35,542	25,324

Less: Comprehensive income attributable to noncontrolling interests	(933)	(486)	(1,452)	(856)
Comprehensive income attributable to Company's common shares	$4,460	$2,625	$34,090	$24,468

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Surplus	Interests	Equity

BALANCE, December 31, 2015	25,639	$256	$202,068	$18,776	$67,961	$31,089	$320,150
Net income	-	-	-	-	30,711	1,166	31,877
Other comprehensive income	-	-	-	3,379	-	286	3,665
Distributions declared	-	-	-	-	(13,370)	-	(13,370)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,861)	(9,861)
Contributions received from noncontrolling interests	-	-	-	-	-	6	6
Redemption and cancellation of shares	(318)	(3)	(3,176)	-	-	-	(3,179)
BALANCE, September 30, 2016	25,321	$253	$198,892	$22,155	$85,302	$22,686	$329,288

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,877	$62,759
Less net income – discontinued operations	-	18,731
Net income – continuing operations	31,877	44,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,595	8,572
Mark to market adjustment on derivative financial instruments	282	407
Loss/(gain) on sale and redemption of marketable securities	952	(34,728)
Income from investments in unconsolidated affiliated real estate entities	-	(5,804)
Gain on disposition of real estate	(23,705)	-
Other non-cash adjustments	427	326
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	97	279
Increase in tenant and other accounts receivable	(122)	(6)
Decrease in tenant allowance and deposits payable	(634)	(27)
Increase in accounts payable and accrued expenses	2,053	2,402
Increase/(Decrease) in due to related parties	679	(326)
Decrease in deferred rental income	(30)	(72)
Net cash provided by operating activities – continuing operations	20,471	15,051
Net cash provided by operating activities – discontinued operations	-	1,259
Net cash provided by operating activities	20,471	16,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(2,557)	(4,971)
Purchase of marketable securities	-	(5,113)
Preferred investments in related parties	(51,049)	(39,336)
Proceeds from preferred investments in related parties	42,237	-
Contributions to investment in unconsolidated affiliated real estate entity	-	(1,568)
Collections on mortgage receivable	110	104
Proceeds from sale and redemption of marketable securities	28,395	78,217
Distribution from investments in unconsolidated affiliated real estate entity	1,989	15,230
Proceeds from sale of investment property and other real estate assets	60,691	-
Deposit/(refund) for purchase of real estate, net	-	170
Release of restricted escrows	5,436	464
Net cash provided by investing activities – continuing operations	85,252	43,197
Net cash provided by investing activities – discontinued operations	-	92,425
Net cash provided by investing activities	85,252	135,622
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(62,937)	(1,676)
Payment of loan fees and expenses	(733)	(69)
Redemption and cancellation of common stock	(3,179)	(2,220)
Proceeds from mortgage financing	20,400	3,863
Net payments on notes payable	-	(19,957)
Contributions received from noncontrolling interests	6	219
Distributions paid to noncontrolling interests	(9,861)	(4,400)
Distributions paid to Company's common stockholders	(13,426)	(12,114)
Net cash used in financing activities – continuing operations	(69,730)	(36,354)
Net cash used in financing activities – discontinued operations	-	(34,314)
Net cash used in financing activities	(69,730)	(70,668)
Net change in cash and cash equivalents	35,993	81,264
Cash and cash equivalents, beginning of period	68,459	54,529
Cash and cash equivalents, end of period	$104,452	$135,793

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands) (Unaudited )

	For the Nine Months Ended September 30,
	2016		2015
Supplemental disclosure of cash flow information:
Cash paid for interest		$6,192	$9,485
Distributions declared		$13,370	$13,549
Value of shares issued from distribution reinvestment program		$-	$1,453
Non-cash purchase of investment property		$16	$774
Debt assumed by purchase on disposition		$-	$32,800
Assignement of Minority interest loans to purchaser on disposition	$		$547

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2016.

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

As of September 30, 2016, on a collective basis, the Company wholly owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, one multi-family residential property containing a total of 194 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of September 30, 2016, the retail properties, the industrial properties and the multi-family residential properties were 85%, 61% and 98% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $87 (whole dollars) and occupancy was 68% for the nine months ended September 30, 2016.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels have been classified as discontinued operations in the consolidated statements of operations for all periods presented. (See Note 6.)

Noncontrolling Interests

As of September 30, 2016, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  We are currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated statement of cash flows.

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology current in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and disclosures.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance was effective for the Company beginning January 1, 2016. The Company adopted this standard during the quarter ended March 31, 2016. As a result of adopting this standard on a retrospective basis, approximately $2.0 million was reclassified out of prepaid expenses and other assets and was reclassified into mortgage payable, net on the consolidated balance sheet as of December 31, 2015.

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

1407 Broadway Financial Information

The following table represents the unaudited condensed income statement for 1407 Broadway:

For the Nine Months Ended September 30,
2015

Total revenue	$13,510
Property operating expenses	9,439
Depreciation and amortization	2,644
Operating income	1,427

Interest expense and other, net	(1,343)
Gain on debt extinguishment	9,891
Net (loss)/income	$9,975
Company's share of net income/(loss) (49%)	$5,804

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

4.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$609	$(2)	$2,012
Marco OP Units and Marco II OP Units	19,227	24,088	-	43,315
Corporate Bonds and Preferred Equities	7,200	56	(31)	7,225
Mortgage Backed Securities ("MBS")	3,102	-	(319)	2,783
Total	$30,934	$24,753	$(352)	$55,335

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$487	$(1)	$1,891
Marco OP Units and Marco II OP Units	19,227	21,458	-	40,685
Corporate Bonds and Preferred Equities	35,880	474	(1,369)	34,985
Mortgage Backed Securities ("MBS")	3,769	-	(314)	3,455
Total	$60,281	$22,419	$(1,684)	$81,016

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

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any impairment charges. As of September 30, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.38% as of September 30, 2016) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2016 and December 31, 2015.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at LIBOR plus 1.35% (1.88% as of September 30, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2016 and December 31, 2015 and is included in Notes Payable on the consolidated balance sheets. The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If the Company is unable to extend or replace the Line of Credit, it will repay the then outstanding balance in full at the expiration date using available cash.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$2,012	$-	$-	$2,012
Marco OP and Marco OP II Units	-	43,315	-	43,315
Corporate Bonds and Preferred Equities	-	7,225	-	7,225
MBS	-	2,783	-	2,783
Total	$2,012	$53,323	$-	$55,335

	Fair Value Measurement Using
As of December 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,891	$-	$-	$1,891
Marco OP and Marco OP II Units	-	40,685	-	40,685
Corporate Bonds and Preferred Equities	-	34,985	-	34,985
MBS	-	3,455	-	3,455
Total	$1,891	$79,125	$-	$81,016

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

5.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2016	Maturity Date	Amount Due at Maturity	As of September 30, 2016	As of December 31, 2015

Southeastern Michigan Multi-Family Properties				$-	$-	$38,437

Oakview Plaza	5.49%	5.49%	January 2017	25,583	25,695	26,014

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,525	50,525	50,525

St. Augustine Outlet Center	(Matured and repaid in full on April 7, 2016)			-	-	23,875

St. Augustine Outlet Center	LIBOR + 4.50%	5.01%	August 2018	20,400	20,400	-

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.21%	June 2020	13,494	14,990	15,295

Total mortgages payable		6.03%		$175,319	$186,110	$228,646

Less: Deferred financing costs					(2,430)	(1,999)

Total mortgages payable, net					$183,680	$226,647

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Libor as of September 30, 2016 and December 31, 2015 was 0.53% and 0.42%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2016:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$50,739	$25,991	$21,967	$1,621	$14,924	$70,868	$186,110

Less: Deferred financing costs							(2,430)

Total principal maturities, net							$183,680

Pursuant to the Company’s loan agreements, escrows in the amount of $1.9 million and $7.1 million were held in restricted escrow accounts as of September 30, 2016 and December 31, 2015, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On April 11, 2016, the Company’s mortgage loan (outstanding principal balance of $23.7 million) secured by the St. Augustine Outlet Center matured and was repaid in full.

On May 17, 2016, the Company’s mortgage loan (outstanding principal balance of $38.2 million) secured by the Southeastern Michigan Multi-Family Properties was repaid in full in connection with the Company’s disposition of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties (see Note 6).

On July 28, 2016, the Company, entered into a mortgage loan for approximately $20.4 million. The mortgage loan has a term of two years, bears interest at LIBOR+4.50% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The mortgage loan is secured by the St. Augustine Outlet Center.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2016, the Company is in compliance with all of its debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio which was placed in default by the special servicer during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and $1.5 million was accrued for both the three and nine months ended September 30, 2016 and 2015, respectively. As a result, cumulative accrued default interest expense of $8.6 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Additionally, the Company’s mortgage loan (outstanding principal balance of $25.7 million as of September 30, 2016) secured by Oakview Plaza matures in January 2017. The Company currently intends to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets or available cash, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

On July 26, 2016, the remaining apartment community in the Southeastern Michigan Multi-Family Properties was disposed of to the same unrelated third party for approximately $10.3 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $3.8 million during the third quarter of 2016. The complete disposition of the Southeastern Michigan Multi-Family Properties resulted in an aggregate gain on the disposition of real estate of approximately $23.7 million during the nine months ended September 30, 2016

The disposition of the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Southeastern Michigan Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

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

For the Nine Months Ended September 30,
2015

Revenues	$8,000
Operating expenses	5,742
Operating income	2,258

Interest expense and other, net	(849)

Gain on disposition	17,322
Net income from discontinued operations	$18,731

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

7.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition fees (general and administrative costs)	$-	$-	$-	$8
Asset management fees (general and administrative costs)	562	601	1,804	2,008
Property management fees (property operating expenses)	190	298	739	880
Development fees and leasing commissions*	29	668	80	1,147
Total	$781	$1,567	$2,623	$4,043

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

During both the three months and nine months ended September 30, 2016 and 2015, distributions of $0.5 million and $1.6 million, respectively, were declared and paid on the SLP units.

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

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $147.1 million and $138.3 million as of September 30, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the nine months ended September 30, 2016, the Company made $51.0 million of additional contributions and redeemed $42.2 million (the 365 Bond Street Preferred Investment) of the Preferred Investments and as of September 30, 2016, remaining contributions of up to $70.4 million were unfunded. Additionally, during the three and nine months ended September 30, 2016, the Company recognized investment income of $4.0 million and $12.2 million, respectively, and during the three and nine months ended September 30, 2015, the Company recognized investment income of $1.9 million and $4.7 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of September 30,	As of December 31,	As of September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	2016	2015	2016	2016	2015	2016	2015
365 Bond Street	12%	$-	$42,237	$-	$-	$1,295	$2,252	$3,784
40 East End Avenue	8% to 12%	30,000	28,768	-	613	588	1,795	856
30-02 39th Avenue	9% to 12%	15,600	7,301	34,400	436	44	1,009	44
485 7th Avenue	12%	60,000	60,000	-	1,840	-	5,480	-
East 11th Street	12%	35,000	-	22,500	1,073	-	1,675	-
Miami Moxy	12%	6,500	-	13,500			-
Total Preferred Investments		$147,100	$138,306	$70,400	$3,962	$1,927	$12,211	$4,684

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $40.0 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which owns two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, NY. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Development of the East 11th Street Project is expected to be substantially complete during the first quarter of 2019.  These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. On September 30, 2016, the Company and the East 11th Street Developer amended the East 11th Street Preferred Investment so that Company’s total aggregate contributions would increase by $17.5 million to $57.5 million.

The Company made aggregate contributions of $35.0 million during the nine months ended September 30, 2016, which are classified as a held-to-maturity security and is recorded at cost, leaving a remaining unfunded contribution of up to $22.5 million as of September 30, 2016.

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is constructing a 205 room Marriott Moxy hotel (the “Miami Moxy”). These contributions are made pursuant to an instrument, the Miami Moxy Preferred Investment, that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions the Company may redeem its investment in the Miami Moxy Preferred Investment. Additionally, the Miami Moxy Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company.

The Company made its initial contribution of $6.5 million on September 30, 2016, which is classified as a held-to-maturity security and is recorded at cost, leaving a remaining unfunded contribution of up to $13.5 million as of September 30, 2016.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$186.1	$186.3	$228.6	$227.1

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

The Company currently operates in four business segments as of September 30, 2016: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2016 and 2015 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2016 and December 31, 2015. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2015 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 8).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

As discussed in Note 6, the results of operations presented below exclude the LVP REIT Hotels due to their classification as discontinued operations for all periods presented. The LVP REIT Hotels were previously included in the Company’s Hospitality Segment.

Selected results of operations for the three and nine months ended September 30, 2016 and 2015, and total assets as of September 30, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,904	$2,283	$1,341	$6,532	$-	$13,060

Property operating expenses	811	536	523	4,913	1	6,784
Real estate taxes	356	32	208	77	-	673
General and administrative costs	(9)	8	1	64	978	1,042
Net operating income/(loss)	1,746	1,707	609	1,478	(979)	4,561

Depreciation and amortization	1,161	420	415	709	-	2,705
Operating income/(loss)	$585	$1,287	$194	$769	$(979)	$1,856

As of September 30, 2016:
Total Assets	$101,172	$73,944	$50,864	$26,211	$305,995	$558,186

	For the Three Months Ended September 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,911	$4,367	$1,584	$5,872	$-	$14,734

Property operating expenses	1,011	1,474	527	4,550	1	7,563
Real estate taxes	356	265	168	71	-	860
General and administrative costs	10	49	(3)	85	1,208	1,349
Net operating income/(loss)	1,534	2,579	892	1,166	(1,209)	4,962

Depreciation and amortization	1,155	726	401	673	-	2,955
Operating income/(loss)	$379	$1,853	$491	$493	$(1,209)	$2,007

As of December 31, 2015:
Total Assets	$107,835	$113,600	$49,815	$26,825	$290,069	$588,144

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Nine Months Ended September 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,546	$10,405	$4,115	$17,104	$-	$40,170

Property operating expenses	2,648	3,064	1,543	13,623	2	20,880
Real estate taxes	1,079	463	607	238	-	2,387
General and administrative costs	54	54	87	235	3,250	3,680
Net operating income/(loss)	4,765	6,824	1,878	3,008	(3,252)	13,223

Depreciation and amortization	3,468	1,790	1,237	2,100	-	8,595
Operating income/(loss)	$1,297	$5,034	$641	$908	$(3,252)	$4,628

	For the Nine Months Ended September 30, 2015
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,487	$13,016	$4,727	$15,811	$-	$42,041

Property operating expenses	2,860	4,102	1,452	12,590	2	21,006
Real estate taxes	1,067	796	475	228	-	2,566
General and administrative costs	7	131	(50)	236	3,575	3,899
Net operating income/(loss)	4,553	7,987	2,850	2,757	(3,577)	14,570

Depreciation and amortization	3,187	2,192	1,205	1,988	-	8,572
Operating income/(loss)	$1,366	$5,795	$1,645	$769	$(3,577)	$5,998

11.	Commitments and Contingencies

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

Distribution Payment

On October 14, 2016, the distribution for the three-month period ending September 30, 2016 of $4.5 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

Distribution Declaration

On November 14, 2016, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about January 15, 2016 to shareholders of record as of December 31, 2016.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of September 30, 2016	Annualized Revenues based on rents at September 30, 2016	Annualized Revenues per square foot at September 30, 2016
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,455	83.8%	$4.1 million	$14.41
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	84.1%	$2.2 million	$14.73
DePaul Plaza	Bridgeton, MO	1985	187,090	88.4%	$1.9 million	$11.71
		Retail Total	699,319	85.1%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	63.8%	$2.5 million	$11.31
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	76.6%	$1.6 million	$4.44
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	15.1%	$0.3 million	$10.14

		Industrial Total	1,006,861	61.1%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2016	Annualized Revenues based on rents at September 30, 2016	Annualized Revenues per unit at September 30, 2016

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	97.5%	$8.3 million	$42,803

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of September 30, 2016	Revenue per Available Room ("RevPAR") for the Nine Months Ended September 30, 2016	Average Daily Rate For the Six Months Ended September 30, 2016
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1976	99,462	67.6%	$86.61	$128.04

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended September 30, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2015.

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

On July 26, 2016, the remaining apartment community in the Southeastern Michigan Multi-Family Properties was disposed of to the same unrelated third party for approximately $10.3 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $3.8 million during the third quarter of 2016. The complete disposition of the Southeastern Michigan Multi-Family Properties resulted in an aggregate gain on the disposition of real estate of approximately $23.7 million during the nine months ended September 30, 2016.

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

For the Three Months Ended September 30, 2016 vs. September 30, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.6 million to $13.1 million for the three months ended September 30, 2016 compared to $14.7 million for the same period in 2015. See “Segment Results of Operations for the Three Months Ended September 30, 2016 compared to September 30, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $0.8 million to $6.8 million for the three months ended September 30, 2016 compared to $7.6 million for the same period in 2015. This decrease primarily reflects lower expenses of approximately $1.0 million in our Multi-Family Residential Segment principally due to the sale of the Southeastern Michigan Multi-Family Properties partially offset by higher property expenses of $0.4 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period.

Real estate taxes

Real estate taxes expense decreased by approximately $0.2 million to $0.7 million for the three months ended September 30, 2016 compared to $0.9 million the same period in 2015. This decrease primarily reflects lower expenses resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses expense decreased by approximately $0.3 million to $1.0 million for the three months ended September 30, 2016 compared to $1.3 million the same period in 2015.  This decrease primarily reflects lower professional fees during the 2016 period.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.3 million to $2.7 million for the three months ended September 30, 2016 compared to $3.0 million the same period in 2015.  This decrease primarily reflects lower depreciation expenses resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

Interest and dividend income

Interest and dividend income increased by approximately $1.6 million to $4.6 million for the three months ended September 30, 2016 compared to $3.0 million the same period in 2015. The increase was primarily attributable to higher investment income of $2.0 million from our Preferred Investments (see Note 8 of the Notes to Consolidated Financial Statements) partially offset by lower interest and dividend income of $0.4 million from our investments in marketable securities, resulting principally from the sales of corporate bonds and preferred equities during 2016.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.7 million to $3.1 million for the three months ended September 30, 2016 compared to $3.8 million for the same period in 2015. The decrease is primarily attributable to (i) the repayment in full of the mortgage secured by the Southeastern Michigan Multi-Family Properties (in May 2016) and (ii) the payoff of the existing mortgage (April 2016) and subsequent new mortgage (August 2016) secured by the St. Augustine Outlet Center (see Note 5 of the Notes to Consolidated Financial Statements).

Gain on disposition of real estate

During the third quarter of 2016 we recognized a gain on disposition of real estate of approximately $3.8 million related to the sale of the remaining apartment community contained in our Southeastern Michigan Multi-Family Properties.

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

Segment Results of Operations for the Three Months Ended September 30, 2016 compared to September 30, 2015

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$2,904	$2,911	$(7)	-0.2%
NOI	1,746	1,534	212	13.8%
Average Occupancy Rate for period	85.9%	88.8%		-2.9%

The following table represents lease expirations for the Retail Segment as of September 30, 2016:

Retail Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	5	9,355	141,101	1.7%	1.8%
2017	10	25,965	340,543	4.6%	4.3%
2018	12	90,217	1,541,896	16.1%	19.7%
2019	17	76,530	1,490,707	13.6%	19.0%
2020	11	204,457	2,297,004	36.4%	29.3%
2021	6	45,564	654,717	8.1%	8.4%
2022	1	4,800	75,600	0.9%	1.0%
2023	1	28,000	479,920	5.0%	6.1%
2024	1	1,163	51,821	0.2%	0.7%
2025	6	47,301	699,461	8.4%	8.9%
Thereafter	2	28,687	56,382	5.1%	0.7%
	72	562,039	7,829,152	100.0%	100.0%

As of September 30, 2016, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI were relatively flat for three months ended September 30, 2016 compared to the same period in 2015.

Multi-Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$2,283	$4,367	$(2,084)	-47.7%
NOI	1,707	2,579	(872)	-33.8%
Average Occupancy Rate for period	64.7%	94.6%		-29.9%

Revenues and NOI decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the disposition of the Southeastern Michigan Multi-Family Properties (three apartment communities sold in May 2016 and the one remaining apartment community sold in July 2016). Revenues and NOI decreased by approximately $2.1 million and $0.9 million, respectively, for the three months ended September 30, 2016 compared to the same period in 2015 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were mostly unchanged for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$1,341	$1,584	$(243)	-15.3%
NOI	609	892	(283)	-31.7%
Average Occupancy Rate for period	61.4%	74.0%		-12.6%

The following table represents lease expirations for our Industrial Segment as of September 30, 2016:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2016	9	50,076	448,095	8.1%	10.2%
2017	34	169,525	979,414	27.5%	22.4%
2018	26	197,535	1,462,446	32.1%	33.4%
2019	15	85,028	393,012	13.8%	9.0%
2020	10	106,611	1,041,961	17.3%	23.8%
2021	2	6,667	54,719	1.1%	1.2%
Thereafter	-	-	-	0.0%	0.0%
	96	615,442	4,379,647	100.0%	100.0%

As of September 30, 2016, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$6,532	$5,872	$660	11.2%
NOI	1,478	1,166	312	26.8%
Average Occupancy Rate for period	84.8%	82.4%		2.4%
Rev PAR	$113.56	$106.61	$6.95	6.5%

Revenues and NOI increased during the three months ended September 30, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the period.

For the Nine Months Ended September 30, 2016 vs. September 30, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.8 million to $40.2 million for the nine months ended September 30, 2016 compared to $42.0 million for the same period in 2015. See “Segment Results of Operations for the Nine Months Ended September 30, 2016 compared to September 30, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $0.1 million to $20.9 million for the nine months ended September 30, 2016 compared to $21.0 million for the same period in 2015. This decrease primarily reflects lower expenses of approximately $1.0 million in our Multi-Family Residential Segment principally due to the sale of the Southeastern Michigan Multi-Family Properties partially offset by higher property expenses of $0.8 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period .

Real estate taxes

Real estate taxes expenses decreased by approximately $0.2 million to $2.4 million for the nine months ended September 30, 2016 compared to $2.6 million for the same period in 2015. This decrease primarily reflects lower expenses resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses decreased by approximately $0.2 million to $3.7 million for the nine months ended September 30, 2016 compared to $3.9 million for the same period in 2015. This decrease primarily reflects lower professional fees during the 2016 period.

Depreciation and amortization

Depreciation and amortization expenses remained unchanged at $8.6 million for both the nine months ended September 30, 2016 and 2015, respectively.

Interest and dividend income

Interest and dividend income increased by approximately $6.6 million to $14.8 million for the nine months ended September 30, 2016 compared to $8.2 million the same period in 2015. The increase was primarily attributable to higher investment income of $7.5 million from our Preferred Investments (see Note 8 of the Notes to Consolidated Financial Statements) partially offset by lower interest and dividend income of $1.0 million from our investments in marketable securities, resulting principally from the redemption of Marco OP Units during 2015 and the sale of corporate bonds and preferred securities during 2016.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.3 million to $10.1 million for the nine months ended September 30, 2016 compared to $11.4 million for the same period in 2015. The decrease is primarily attributable to (i) the repayment in full of the mortgage secured by the Southeastern Michigan Multi-Family Properties (in May 2016) and (ii) the payoff of the existing mortgage (April 2016) and subsequent new mortgage (August 2016) secured by the St. Augustine Outlet Center (see Note 5 of the Notes to Consolidated Financial Statements).

Gain on disposition of real estate

During the nine months ended September 30, 2016 we recognized a gain on disposition of real estate of approximately $23.7 million related to the sale of the Southeastern Michigan Multi-Family Properties.

Loss/gain on sale and redemption of marketable securities

Loss/gain on sale and redemption of marketable securities decreased by approximately $35.7 million to a loss of $1.0 million for the nine months ended September 30, 2016 compared to a gain of $34.7 million for the same period in 2015. During the nine months ended September 30, 2015 we recognized a gain on sale and redemption of marketable securities of approximately $34.4 million primarily attributable to the redemption of 383,000 Marco OP Units.

Income from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity of $5.8 million during the nine months ended September 30, 2016 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building in April 2015.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor and (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Segment Results of Operations for the Nine Months Ended September 30, 2016 compared to September 30, 2015

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$8,546	$8,487	$59	0.7%
NOI	4,765	4,553	212	4.7%
Average Occupancy Rate for period	86.6%	84.8%		1.8%

Revenues and NOI increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the increase in the average occupancy rate during the 2016 period.

Multi-Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$10,405	$13,016	$(2,611)	-20.1%
NOI	6,824	7,987	(1,163)	-14.6%
Average Occupancy Rate for period	86.0%	94.8%		-8.8%

Revenues and NOI decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the disposition of the Southeastern Michigan Multi-Family Properties (three apartment communities sold in May 2016 and the one remaining apartment community sold in July 2016). Revenues and NOI decreased by approximately $2.9 million and $1.3 million, respectively, for the nine months ended September 30, 2016 compared to the same period in 2015 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI increased slightly for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$4,115	$4,727	$(612)	-12.9%
NOI	1,878	2,850	(972)	-34.1%
Average Occupancy Rate for period	62.1%	75.4%		-13.3%

Revenues and NOI decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$17,104	$15,811	$1,293	8.2%
NOI	3,008	2,757	251	9.1%
Average Occupancy Rate for period	67.6%	63.8%		3.8%
Rev PAR	$86.61	$80.72	$5.89	7.3%

Revenues and NOI increased during the nine months ended September 30, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the 2016 period.

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

We currently have $186.1 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2016, our total borrowings of $204.7 million represented 54% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition fees (general and administrative costs)	$-	$-	$-	$8
Asset management fees (general and administrative costs)	562	601	1,804	2,008
Property management fees (property operating expenses)	190	298	739	880
Development fees and leasing commissions*	29	668	80	1,147
Total	$781	$1,567	$2,623	$4,043

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of September 30, 2016, we had approximately $104.5 million of cash and cash equivalents on hand and $55.3 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows provided by operating activities	$20,471	$16,310
Cash flows provided by investing activities	85,252	135,622
Cash flows used in financing activities	(69,730)	(70,668)
Net change in cash and cash equivalents	35,993	81,264

Cash and cash equivalents, beginning of the period	68,459	54,529
Cash and cash equivalents, end of the period	$104,452	$135,793

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

Operating activities

Net cash flows provided by operating activities of $20.5 million for the nine months ended September 30, 2016 consists of the following:

•	cash inflows of approximately $18.4 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $2.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $85.3 million for the nine months ended September 30, 2016 consists primarily of the following:

•	purchases of investment property of approximately $2.6 million;

•	release of restricted escrows of approximately $5.4 million;

•	net preferred equity investments in related parties of $8.8 million;

•	proceeds from the disposition of investment property and other real estate assets of $60.7 million;

•	proceeds from the sale and redemption of marketable securities of $28.4 million; and

•	distributions from our investment in 1407 Broadway of $2.0 million.

Financing activities

The net cash used by financing activities of approximately $69.7 million for the nine months ended September 30, 2016 is primarily related to the following:

•	distributions to our common shareholders of $13.4 million;

•	redemptions and cancellation of common stock of $3.2 million;

•	aggregate distributions to our noncontrolling interests of $9.9 million

•	proceeds from mortgage financing of $20.4 million; and

•	debt principal payments $62.9 million and loan fees and expenses of $0.7 million

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $147.1 million and $138.3 million as of September 30, 2016 and December 31, 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. During the nine months ended September 30, 2016, we made $51.0 million of additional contributions and redeemed $42.2 million of the Preferred Investments (the 365 Bond Street Preferred Investment) and as of September 30, 2016, remaining contributions of up to $70.4 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of September 30,	As of December 31,	As of September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	2016	2015	2016	2016	2015	2016	2015
365 Bond Street	12%	$-	$42,237	$-	$-	$1,295	$2,252	$3,784
40 East End Avenue	8% to 12%	30,000	28,768	-	613	588	1,795	856
30-02 39th Avenue	9% to 12%	15,600	7,301	34,400	436	44	1,009	44
485 7th Avenue	12%	60,000	60,000	-	1,840	-	5,480	-
East 11th Street	12%	35,000	-	22,500	1,073	-	1,675	-
Miami Moxy	12%	6,500	-	13,500			-
Total Preferred Investments		$147,100	$138,306	$70,400	$3,962	$1,927	$12,211	$4,684

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015 we repurchased approximately 3.1 million shares of common stock and for the nine months ended September 30, 2016 we repurchased approximately 317,870 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2016.

Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

Mortgage Payable	$50,739	$25,991	21,967	$1,621	$14,924	$70,868	$186,110
Interest Payments[1]	1,583	5,033	4,527	3,767	3,485	12,304	30,699

Total Contractual Obligations	$52,322	$31,024	$26,494	$5,388	$18,409	$83,172	$216,809

1)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special service and is due on demand and therefore no future interest payments on this debt are included in these amounts.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2016, we are in compliance with all of our debt covenants; however, the debt associated with our Gulf Coast Industrial Portfolio was placed in default by the special servicer during 2012 and is due on demand as discussed below.

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

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.5 million and $1.5 million was accrued for both the three and nine months ended September 30, 2016 and 2015, respectively. As a result, cumulative accrued default interest expense of approximately $8.6 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.  Although we have had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful in these efforts. However, we do not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to us.  Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Additionally, our mortgage loan (outstanding principal balance of $25.7 million as of September 30, 2016) secured by Oakview Plaza matures in January 2017. We currently intend to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets or available cash, such existing indebtedness on or before its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.38% as of September 30, 2016) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2016 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (1.88% as of September 30, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2016 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using cash proceeds from the sale of assets or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$7,357	$1,160	$31,877	$62,759
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,705	2,955	8,595	8,572
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	1,295
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	(6,097)
Gain on disposal of investment property	(3,799)	-	(23,705)	-
Discontinued operations:
Gain on disposal of investment property	-	-	-	(17,547)
FFO	6,263	4,115	16,767	48,982
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	20	(45)
Amortization of above or below market leases and liabilities(2)	(28)	(39)	(84)	(164)
Loss on debt extinguishment	-	-	2	600
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(130)	255	282	719
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
Loss/(gain) on sale of marketable securities	15	12	952	(34,728)
MFFO	6,120	4,343	17,939	15,364
Straight-line rent(5)	$65	$16	$101	$(339)
MFFO - IPA recommended format(6)	$6,185	$4,359	$18,040	$15,025
Net income	$7,357	$1,160	$31,877	$62,759
Less: loss attributable to noncontrolling interests	(310)	(265)	(1,166)	(4,359)
Net income applicable to Company's common shares	$7,047	$895	$30,711	$58,400
Net income per common share, basic and diluted	$0.28	$0.03	$1.21	$2.26

FFO	$6,263	$4,115	$16,767	$48,982
Less: FFO attributable to noncontrolling interests	(449)	(481)	(1,359)	(4,617)
FFO attributable to Company's common shares	$5,814	$3,634	$15,408	$44,365
FFO per common share, basic and diluted	$0.23	$0.14	$0.60	$1.71

MFFO - IPA recommended format	$6,185	$4,359	$18,040	$15,025
Less: MFFO attributable to noncontrolling interests	(442)	(480)	(1,372)	(1,491)
MFFO attributable to Company's common shares	$5,743	$3,879	$16,668	$13,534

Weighted average number of common shares outstanding, basic and diluted	25,473	25,793	25,479	25,874

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(541)	$(519)	$(1,538)	$(1,546)
Allocations to noncontrolling interests	10	10	30	30
Total after allocations to noncontrolling interests	$(531)	$(509)	$(1,508)	$(1,516)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $6,274 and $4,388 for the three months ended September 30, 2016 and 2015, respectively and $18,176 and $15,050 for the nine months ended September 30, 2016 and 2015, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2016

FFO attributable to Company’s common shares	$171,210
Distributions paid	$176,585

On October 14, 2016, the distribution for the three-month period ending September 30, 2016 of $4.5 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

On July 15, 2016, the distribution for the three-month period ending June 30, 2016 of $4.4 million was paid in cash. The entire distribution was paid from cash flows provided from operations.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2016 through the date of this filing.

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

As of September 30, 2016, we held various marketable securities with a fair value of approximately $55.3 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of September 30, 2016, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.3 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of September 30, 2016:

Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
$50,739	$25,991	21,967	$1,621	$14,924	$70,868	$186,110

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$186.1	$186.3	$228.6	$227.1

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 14, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

