Form 10-K
period 2016-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2017-03-20
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2016

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

There is no established market for the Registrant’s common shares. As of June 30, 2016, the last business day of the most recently completed second quarter, there were 25.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 17, 2017 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.89 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2017, there were 25.0 million shares of common stock held by non-affiliates of the registrant.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98% interest in the Operating Partnership as of December 31, 2016 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

We operate within four operating segments which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. The Unallocated amounts include our investments in real estate companies which are not wholly owned as well as our corporate operations. As of December 31, 2016, on a collective basis, we (i) wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of gross leasable area (“GLA”), 14 industrial properties containing a total of approximately 1.0 million square feet of GLA, 1 multi-family residential property containing a total of 199 units and 1 hotel hospitality property containing 363 rooms. All of our properties are located within the United States. As of December 31, 2016, the retail properties, the industrial properties and the multi-family residential properties were 86%, 62% and 98% occupied based on a weighted-average basis, respectively. The hospitality property’s average revenue per available room was $86 and occupancy was 67% for the year ended December 31, 2016.

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

During 2015, we, through our Operating Partnership, completed the disposition of the LVP REIT Hotels in a series of transactions. The operating results of the LVP REIT Hotels are classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented. Additionally, the associated assets and liabilities of the LVP REIT Hotels are classified as held for sale in the consolidated balance sheets for all periods presented through their respective dates of disposition. We recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015.   Additionally, we account for our 2.5% membership interest in the Joint Venture under the cost method and as of both December 31, 2016 and 2015, its carrying value of $1.5 million is included in investment in related parties on the consolidated balance sheets.

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

During the year ended December 31, 2016, we disposed of four apartment communities (three in May 2016 and the remaining one in July 2016) located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”) for an aggregate of approximately $60.9 million and recorded an aggregate gain on disposition of real estate of approximately $23.7 million related to these dispositions. The disposition of the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations and therefore, their operating results are reflected in our results from operations for all periods presented through their respective dates of disposition.

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

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the Southeastern Michigan Multi-Family Properties. We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center and parcel of land in Omaha, Nebraska (collectively, “Oakview Plaza”).
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.
•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.

•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in POAC, which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we (i) acquired, through a joint venture partnership with Lightstone II (the “CP Boston Joint Venture”), an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% membership interest in the CP Boston Joint Venture and as a result, now have a 100.0% membership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and is now referred to as the “DoubleTree – Danvers.”
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) whose construction was substantially completed and its associated assets were placed in service during the third quarter of 2013.
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to the Joint Venture in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Investments in Related parties:

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets.

The Preferred Investments (dollars in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of December 31,	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	2016	December 31, 2015	December 31, 2016	2016	2015	2014
365 Bond Street	12%	$-	$42,237	$-	$2,252	$5,079	$1,944
40 East End Avenue	8% to 12%	30,000	28,768	-	2,408	1,444	-
30-02 39th Avenue	9% to 12%	12,300	7,301	37,700	1,429	184	-
485 7th Avenue	12%	60,000	60,000	-	7,320	20	-
East 11th Street	12%	31,271	-	26,229	2,688	-	-
Miami Moxy	12%	7,682	-	12,318	203		-
Total Preferred Investments		$141,253	$138,306	$76,247	$16,300	$6,727	$1,944

•	365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  These contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain events. During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

•	40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing and redeemable by us on April 27, 2022.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provide for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. These contributions are made pursuant to instruments, the “30-02 39th Street Preferred Investment,” that is entitled to monthly preferred distributions between 9% and 12% per annum and redeemable by us upon the occurrence of certain capital transactions.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are constructing a 612-room Marriott Moxy hotel. These contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain capital transactions.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million to $57.5 million.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205 room Marriott Moxy hotel (the “Miami Moxy”). These contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, approximately 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels and 4.6 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 26 states.  Based in New York and supported by a regional office in New Jersey our Sponsor employs approximately 397 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of (i) Hamilton National Income Trust, Inc. (“HNIT”), (ii) Lightstone II, (iii) Lightstone Value Plus Real Estate Investment Trust III, Inc. and (iv) Lightstone Real Estate Income Trust Inc., additionally, on February 10, 2017, an affiliate of our sponsor became the advisor of (v) Behringer Harvard Opportunity REIT I, Inc. and (vi) Behringer Harvard Opportunity REIT II, Inc., collectively, “Sponsor’s Other Public Programs”, all programs with similar investment objectives as ours.

Acquired properties and development activities may be managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

Our Advisor and its affiliates, the Property Manager and Lightstone SLP, LLC are each related parties of the Company. Certain of these entities have received and will continue to receive compensation and fees for services for the investment and management of our assets. These entities have and will continue to receive fees during our offering (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and

•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have, to date, acquired residential, commercial and lodging properties principally, all of which are located in the continental United States and made other real estate-related investments. Our acquisitions include both portfolios and individual properties. Our current commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging and industrial properties and our residential property, a multi-family residential complex. Additionally, we have made certain preferred investments in related parties.

We may acquire the following types of real estate interests:

•	Fee interests in market-rate, middle market multifamily properties at a discount to replacement cost located either in emerging markets or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.

•	Fee interests in well-located, multi-tenant, community, power and lifestyle shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and sub-markets. We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.

•	Fee interests in improved, multi-tenant, industrial properties located near major transportation arteries and distribution corridors with limited management responsibilities.

•	Fee interests in improved, multi-tenant, office properties located near major transportation arteries in urban and suburban areas.

•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2016, our total borrowings represented 55% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $204.2 million in outstanding debt obligations as of December 31, 2016.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We may fund future distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2016, we have paid aggregate distributions in the amount of $181.1 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program (the “DRIP”).

Total distributions declared during the years ended December 31, 2016, 2015 and 2014 were $17.8 million, $18.1 million and $18.1 million, respectively.

On March 17, 2017, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2017 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2017.

DRIP, Share Repurchase Program and Tender Offers

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. In January 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2015 we redeemed approximately 3.1 million common shares at an average price per share of $9.37 per share. During 2016, we redeemed approximately 0.5 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.36 per share.

In February 2013, our Board of Directors approved an increase to the price for all purchases under our share repurchase program from $9.00 to $10.00 per share. Previously the purchase price was $9.00 per share, except in the case of the death of the stockholder, whereby the purchase price per common share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

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

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2016 and 2015, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million, for which we have recorded a full valuation allowance. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31, 2016, our cash flow from operations of approximately $29.2 million was in excess of our distributions of approximately $28.8 million declared during such period (consisting of $17.8 million to stockholders and $11.0 million to Lightstone SLP, LLC) and for the year ended December 31, 2015, our cash flow from operations of approximately $21.1 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31, 2014, our cash flow from operations of approximately $27.9 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC).If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats. They also may be critical to the operations of certain of our tenants. Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	damage our reputation among our tenants and stockholders generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

The price of our common stock is subjective and may not bear any relationship to what a stockholder could receive if it was sold.

Our Board of Directors has determined and approved the current net asset value of our common stock at $11.89 per share after allocations to the holder of SLPs as of September 30, 2016. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Conflicts of Interest

There are conflicts of interest between the Advisor, certain of our property managers and their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC, which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns our Advisor, certain of our property managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by the advisors to our Sponsor’s Other Public Programs. Mr. Lichtenstein is one of our directors and The Lightstone Group or an affiliated entity controlled by Mr. Lichtenstein employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

There is competition for the time and services of the personnel of our Advisor and its affiliates.

Our Sponsor and its affiliates may compete with us for the time and services of the personnel of our Advisor and its other affiliates in connection with our operation and the management of our assets. Specifically, employees of our Sponsor, the Advisor and certain of our property managers will face conflicts of interest relating to time management and the allocation of resources and investment opportunities.

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

Our Advisor, certain of our property managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the Sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment after 75% of the total gross proceeds from our initial public offering have been invested or committed for investment in real properties, which occurred during the year ended December 31, 2009.

Our Sponsor’s Other Public Programs may be engaged in competitive activities.

Our Advisor, certain of our property managers and their respective affiliates through activities of our Sponsor’s Other Public Programs may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including our Sponsor’s Other Public Programs may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

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

Certain of our property managers are owned by our Sponsor, and are thus subject to an inherent conflict of interest. In addition, our Advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of its property managers because the property manager may lose fees associated with the management of the property. Specifically, because these property managers will receive significant fees for managing our properties, our Advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Certain of the property managers and the Advisor will manage our day-to-day operations and properties pursuant to management agreements and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our Sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our Sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

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

As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. An economic downturn and increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2016, our total borrowings represented 55% of net assets.

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

Certain of our Sponsor’s program and non-program properties were adversely affected by market conditions and their impact on the real estate market. For example, increased unemployment and the resulting decrease in business travel adversely affected the occupancy rates and revenues per room at some of our Sponsor’s lodging properties. After an analysis of these factors and other factors, taking into account increased costs of borrowing, dislocations in the credit markets and that certain properties were not generating sufficient cash flow to cover their fixed costs, the Sponsor elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our Sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may negatively affect our ability to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied for the Year Ended December 31, 2016	Annualized Revenues based on rents at December 31, 2016	Annualized Revenues per square foot December 31, 2016

Wholly Owned and Consolidated Real Estate Properties:

Retail:
St. Augustine Outlet Center	St. Augustine, FL	1998	335,455	83.9%	$4.0 million	$14.38
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.78
DePaul Plaza	Bridgeton, MO	1985	187,090	87.5%	$1.9 million	$11.71

		Retail Total	699,319	85.6%

Industrial:
7 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	64.8%	$2.5 million	$11.47
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	78.0%	$1.8 million	$4.76
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	15.1%	$0.3 million	$10.14

		Industrial Total	1,006,861	62.1%

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied for the Year Ended December 31, 2016	Annualized Revenues based on rents at December 31, 2016	Annualized Revenues per unit December 31, 2016

Multi-Family Residential:

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2014	199	97.5%	$8.4 million	$43,185

	Location	Year Built	Year to date Available Rooms	Percentage Occupied for the Year Ended December 31, 2016	Revenue per Available Room through December 31, 2016	Average Daily Rate for the Year Ended December 31, 2016

Wholly-Owned and Consolidated Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1978	132,858	66.5%	$85.82	$129.07

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, us, and Lightstone Value Plus Real Estate Investment Trust II, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. Effective January 4, 2017, the litigation was settled in its entirety for an insignificant amount and this matter has now been fully disposed of.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2017, we had approximately 25.0 million common shares outstanding, held by a total of 6,968 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 17, 2017, our board of directors determined and approved our estimated NAV of approximately $307.0 million and resulting estimated NAV per Share of $11.89 after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2016. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

We believe there have been no material changes between September 30, 2016 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2016, other than those already reflected in the valuation and disclosed herein.

Process and Methodology

Our Advisor along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2016 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units, assuming a liquidation event. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2016 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, assuming a liquidation event, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2016 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2016, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on 15 of the 31 properties (collectively, the “Stanger Appraised Properties”) in which we held ownership interests as of September 30, 2016. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment - the St. Augustine Outlet Center and DePaul Plaza; (ii) a parcel of land located next to Oakview Plaza; and (iii) 12 hospitality properties – the DoubleTree – Danvers property (our Hospitality Segment) and our ownership interest in 11 select services hotels, or hospitality properties, owned by an unconsolidated joint venture (the “Joint Venture”). The Joint Venture was formed between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, in which we and Lightstone II have 2.5% and 97.5% ownership interests. Stanger also prepared a NAV report (the “September 2016 NAV Report”) which estimates our NAVs per Share as of September 30, 2016. The September 2016 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, (the “Gantry Park Appraisal”) which represents our Multi-Family Residential Segment, the outstanding principal balance of the non-recourse mortgage indebtedness on both the Gulf Coast Industrial Portfolio (14 industrial properties) and Oakview Plaza (a retail property), Stanger’s estimated value of our mortgage notes payable and other debt payable, Stanger’s value opinion with respect to our ownership interest in the Joint Venture and our other investments in related parties, Stanger’s estimate of the allocation of value to the SLP Units, assuming a liquidation event, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, mortgage loans receivable, other assets, other liabilities and other non-controlling interests, to calculate estimated NAVs per Share, all as of September 30, 2016.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2016, as well as the comparable calculations as of September 30, 2015 and 2014, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2016		As of September 30, 2015		As of September 30, 2014
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$242,836	$9.41	$303,250	$11.55	$426,754	$16.24
Non-Real Estate Assets:
Cash and cash equivalents	103,514		127,812		56,908
Investments in Affiliates	148,951		76,232		21,837
Marketable equity securities	51,776		75,848		138,984
Restricted escrows	4,127		8,793		12,926
Mortgage loans receivable	4,930		5,075		5,212
Other assets	3,675		5,160		8,896
Total non-real estate assets	316,973	12.28	298,920	11.39	244,763	9.32
Total Assets	559,809	21.69	602,170	22.94	671,517	25.56
Liabilities:
Mortgage notes payable	(157,074)		(199,800)		(246,233)
Notes payable	(18,625)		(18,625)		(39,113)
Other liabilities	(25,602)		(23,158)		(24,629)
Total liabilities	(201,301)	(7.80)	(241,583)	(9.20)	(309,975)	(11.80)
Other Non-Controlling Interests	(616)	(0.03)	(617)	(0.03)	(617)	(0.02)
Net Asset Value before Allocation of Value to
SLP Units	357,892	13.86	359,970	13.71	360,925	13.74
Allocation of Value to SLP Units, assuming a
Liquidation Event	(50,913)	(1.97)	(50,226)	(1.91)	(50,455)	(1.92)
Net Asset Value	$306,979	$11.89	$309,744	$11.80	$310,470	$11.82

Shares of Common Stock Outstanding(1)	25,818		26,255		26,274

Note:

(1)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may relay on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2016. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2016 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, our board of directors, and/or our Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2016 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of September 30, 2016. The reports are not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated investments in real estate properties (the “Real Estate Properties”). As of September 30, 2016, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of three retail properties containing a total of approximately 0.7 million square feet of retail space (the “Retail Segment”), 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space (the “Industrial Segment”), one multi-family residential property containing a total of 199 units (the “Multi-family Residential Segment”), and one hospitality property containing 363 rooms (the “Hospitality Segment”). As of September 30, 2016, we have a 2.5% ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting, which is included in our “Investments in Related Parties” below.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 15 of the 31 properties in which we held ownership interests as of September 30, 2016. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment – the St. Augustine Outlet Center and DePaul Plaza; (ii) a parcel of land located next to Oakview Plaza; and (iii) 12 hospitality properties – the DoubleTree – Danvers property (our Hospitality Segment) and our ownership interests in 11 select services hotels, or hospitality properties, owned by the Joint Venture (see “Investments in Related Parties” below). We engaged another independent third-party valuation firm to provide the Gantry Park Appraisal (our Multi-Family Residential Segment). In preparing the appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;
•	interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;
•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and
•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger and the other independent third-party valuation firm employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared the Gantry Park Appraisal, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

With respect to the valuation of Gantry Park Landing, the other independent third-party valuation firm which prepared the Gantry Park Appraisal determined a direct capitalization analysis was most appropriate for the valuation of Gantry Park Landing as of the valuation date and the resulting “as is” value of $127.3 million, or $75.4 million net of noncontrolling interests, determined in the Gantry Park Appraisal was included in the NAV Report. The other independent valuation firm utilized a capitalization rate of 4.00% for its valuation and a 25 basis point increase or decrease in this capitalization rate would result in a change in valuation of $(6.2) million, or $(3.7) million, net of noncontrolling interests, and $7.0 million, or $4.2 million net of noncontrolling interests, respectively.

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

As of September 30, 2016, our ownership interests in our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) were valued at $242.8 million, including among others, (i) the Gulf Coast Industrial Portfolio, comprised of 14 industrial properties located in New Orleans, Louisiana, San Antonio, Texas and Baton Rouge, Louisiana, which was valued at $50.5 million and (ii) Oakview Plaza, a retail property located in Omaha, Nebraska, which was valued at $25.7 million.

With respect to the Gulf Coast Industrial Portfolio, the loan has been placed in default by the special servicer and we believe the outstanding carrying value of the corresponding mortgage indebtedness of $50.5 million that we do not expect to pay exceeds the estimated fair value of the underlying collateral as of September 30, 2016 and therefore, for valuation purposes its NAV was deemed to be zero which was accomplished by establishing that the estimated fair value of this portfolio of properties was equal to the carrying value of its associated mortgage debt of $50.5 million. This mortgage loan is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

With respect to Oakview Plaza, we believe the outstanding carrying value of its corresponding mortgage indebtedness of $25.7 million exceeded the estimated fair value of the underlying collateral as of September 30, 2016 and therefore, for valuation purposes its net asset value was deemed to be zero which was accomplished by establishing that the estimated fair value of this property was equal to the carrying value of its associated mortgage debt of $25.7 million. This mortgage loan is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

Excluding (i) Gantry Park Landing, (ii) the Gulf Coast Industrial Portfolio, (iii) Oakview Plaza, and (iv) our ownership interest in the Joint Venture (see “Investments in Related Parties” below), the following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our three other properties included in our Real Estate Properties (by operating segment), as of September 30, 2016:

	Retail	Hospitality
	Segment	Segment	Total
	(2 properties)	(1 property)	(3 properties)
Weighted-average:
Exit capitalization rate	8.89%	9.25%	9.03%
Discount rate	9.69%	11.75%	10.49%
Annual market rent growth rate	1.87%	2.70%	2.39%
Annual net operating income growth rate	3.78%	2.70%	3.32%
Holding period (in years)	10.0	10.0	10.0

While we believe that the assumptions made by Stanger are reasonable, a change in these assumptions would impact the calculations of the estimated value of these three properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of these three properties included in our Real Estate Properties (by operating segment) which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Retail	Hospitality
	Segment	Segment	Total
	(2 properties)	(1 property)	(3 properties)
Increase of 25 basis points:
Exit capitalization rate	$(1,619)	$(930)	$(2,549)
Discount rate	(953)	(544)	(1,497)
Decrease of 25 basis points:
Exit capitalization rate	1,720	981	2,701
Discount rate	975	556	1,531

As of September 30, 2016, the aggregate estimated value of our interests in the Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below), was approximately $242.8 million and the aggregate cost of our Real Estate Properties was approximately $239.1 million, including $31.6 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) compared to the original acquisition price plus subsequent capital improvements through September 30, 2016, results in an estimated overall increase in the real estate value of 1.6%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in Related Parties: As of September 30, 2016, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

•	We hold a 2.5% non-managing ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting. In a series of transactions consummated during 2015, the Joint Venture acquired our ownership interests in a portfolio of 11 select services hotels, or hospitality properties. As of September 30, 2016, the estimated fair value of our ownership interest in the Joint Venture was approximately $1.8 million compared to our carrying value of approximately $1.5 million, based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets.
•	We have entered into agreements with various related party entities pursuant to which we have made aggregate contributions of $147.1 million to affiliates of our Sponsor which are developing certain residential projects located in the New York metropolitan area. These contributions are made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at rates ranging from 8% to 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2016, the aggregate estimated value of our Preferred Investments of $147.1 million approximated their carrying values based on market rates for similar instruments.

Marketable Securities: The estimated values of our marketable securities are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 3.33% to 9.97%.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan (no outstanding balance as of September 30, 2016) and revolving line of credit (approximately $18.6 million outstanding as of September 30, 2016), approximates their carrying values because of their short maturities.

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

Other Noncontrolling Interests: Our other noncontrolling interests consist of accrued distributions on common units and SLP Units.

Allocations of Value to SLP Units: The carrying value of the SLP Units held by Lightstone SLP, LLC, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheet. The IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our SLP Units are only payable to their holder in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, an approximately $50.9 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2016.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;
•	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests less any allocations to the SLP Units divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2015 we redeemed approximately 3.1 million common shares at an average price per share of $9.37 per share. During 2016, we redeemed approximately 0.5 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.36 per share.

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

Distributions are at the discretion of the Board of Directors. We commenced quarterly distributions beginning February 1, 2006. We may fund future distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2016, we have paid aggregate distribution in the amount of $181.1 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total dividends declared during the years ended December 31, 2016, 2015 and 2014 were $17.8 million, $18.1 million and $18.1 million, respectively.

On March 17, 2017, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2017 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2017.

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

(In Thousands, Except Per Share Amounts)	2016	2015	2014	2013	2012
Operating Data:
Revenues	$51,994	$55,850	$57,289	$49,526	$44,596
Gain on disposition of unconsolidated affiliated real estate entities		-	4,418	1,200	120,607
Income/(loss) from investments in affiliated real estate entities	-	5,804	821	(1,524)	728
Net income from continuing operations	35,452	45,961	21,927	13,971	112,544
Net income/(loss) from discontinued operations	-	18,731	278	2,331	7,402
Net income	35,452	64,692	22,205	16,302	119,946
Less: net income attributable to noncontrolling interest	(1,371)	(4,468)	(1,329)	(1,388)	(11,625)
Net income applicable to Company's common shares	$34,081	$60,224	$20,876	$14,914	$108,321

Basic and diluted net income/(loss) per Company's common share
Continuing operations	$1.34	$1.60	$0.80	$0.45	$3.37
Discontinued operations	-	0.73	0.01	0.08	0.25
Basic and diluted income/(loss) per Company's common shares	$1.34	$2.33	$0.81	$0.53	$3.62

Distributions declared for Company's common shares	$17,802	$18,077	$18,064	$19,789	$21,026
Weighted average common shares outstanding - basic and diluted	25,426	25,828	25,795	28,310	29,941

Balance Sheet Data:
Assets held for sale	$-	$-	$111,505	$122,053	$68,889
Total assets	547,295	588,144	673,839	677,761	719,640
Long-term obligations	201,899	242,256	265,771	265,503	261,125
Liabilities held for sale	-	-	70,130	78,758	19,208
Company's stockholder's equity	297,481	289,061	280,765	268,755	344,499

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$21,304	$48,942	$28,971	$31,730	$598

1)	For more information about FFO and MFFO, including a reconciliation to our GAAP net income for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

The Lightstone REIT, (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and may continue to acquire and operate in the future, commercial, residential and hospitality properties and make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers), hospitality and industrial properties and our residential properties are principally comprised of ‘‘Class B’’ multi-family complexes. All such properties have been and will continue to be acquired and operated by us alone or jointly with others.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2016, we continue to comply with the requirements for maintaining our REIT status.

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

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the four apartment communities located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”). We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center and parcel of land in Omaha, Nebraska (collectively, “Oakview Plaza”).
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.
•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.
•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, LLC (“Mill Run”), which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in Prime Outlets Acquisition Company (“POAC”), which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we (i) acquired, through a joint venture partnership with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) (the “CP Boston Joint Venture”), an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% membership interest in the CP Boston Joint Venture and as a result, now have a 100.0% membership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and is now referred to as the “DoubleTree – Danvers.”
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) whose construction was substantially completed and its associated assets were placed in service during the third quarter of 2013.
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to a joint venture between us and Lightstone II (the “Joint Venture”) in February 2015.

•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Investments in Related parties:

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets.

The Preferred Investments (dollars in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2016	December 31, 2015	December 31, 2016	2016	2015	2014
365 Bond Street	12%	$-	$42,237	$-	$2,252	$5,079	$1,944
40 East End Avenue	8% to 12%	30,000	28,768	-	2,408	1,444	-
30-02 39th Avenue	9% to 12%	12,300	7,301	37,700	1,429	184	-
485 7th Avenue	12%	60,000	60,000	-	7,320	20	-
East 11th Street	12%	31,271	-	26,229	2,688	-	-
Miami Moxy	12%	7,682	-	12,318	203		-
Total Preferred Investments		$141,253	$138,306	$76,247	$16,300	$6,727	$1,944

•	365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  These contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain events During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

•	40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing and redeemable at the earlier of six years from the date of our final contribution or May 14, 2023.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provide for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. These contributions are made pursuant to an instrument, the “30-02 39th Street Preferred Investment,” that is entitled to monthly preferred distributions between 9% and 12% per annum and redeemable by us upon the occurrence of certain capital transactions.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are constructing a 612-room Marriott Moxy hotel. These contributions are made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and redeemable upon the occurrence of certain capital transactions.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million to $57.5 million.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205 room Marriott Moxy hotel (the “Miami Moxy”). These contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

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

Real Estate-Related Debt Investments

Real estate-related debt investments are intended to be held until maturity and accordingly, will be carried at cost, net of unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a reserve, if deemed appropriate, which approximates fair value.

Investment income will be recognized on an accrual basis.

Real estate-related debt investments will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms.

Income recognition will be suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment will be written off when it is no longer realizable or is legally discharged.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in affiliated real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Manager, which manage certain of the properties we acquire, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

Leasing activity at certain of our properties has also been outsourced to our Property Manager. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Manager will be expensed or capitalized to the basis of acquired assets, as appropriate.

Through March 31, 2009, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit and none thereafter.

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2016 and 2015, we had no material uncertain income tax positions and our net operating loss carry forward was $12.7 million. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

On July 26, 2016, the remaining apartment community in the Southeastern Michigan Multi-Family Properties was disposed of to the same unrelated third party for approximately $10.3 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $3.8 million during the third quarter of 2016. The complete disposition of the Southeastern Michigan Multi-Family Properties resulted in an aggregate gain on the disposition of real estate of approximately $23.7 million during the year ended December 31, 2016.

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

For the Year Ended December 31, 2016 vs. December 31, 2015

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $3.9 million to $52.0 million for the year ended December 31, 2016 compared to $55.9 million for the same period in 2015. The change reflects lower revenues of $4.9 million, $0.6 million and $0.1 million in our Multi-Family Segment, Industrial Segment and Retail Segment, respectively, partially offset by higher revenues of $1.7 million in our Hospitality Segment. See “Segment Results of Operations for the Year Ended December 31, 2016 compared to December 31, 2015” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $1.2 million to $27.1 million for the year ended December 31, 2016 compared to $28.3 million for the same period in 2015. This decrease primarily reflects lower expenses of $2.0 million in our Multi-Family Residential Segment principally due to the sale of the Southeastern Michigan Multi-Family Properties and lower expenses of $0.4 million in our Retail Segment reflecting reduced marketing costs, partially offset by higher property expenses of $1.2 million for the DoubleTree – Danvers (Hospitality Segment) resulting from increased occupancy levels during the 2016 period.

Real estate taxes

Real estate taxes expenses decreased by approximately $0.4 million to $3.1 million for the year ended December 31, 2016 compared to $3.5 million for the same period in 2015. This decrease primarily reflects lower expenses resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses remained unchanged at approximately $5.0 million for both the year ended December 31, 2016 and 2015, respectively.

Depreciation and amortization

Depreciation and amortization expense was relatively flat at approximately $11.4 million and $11.5 million for the years ended December 31, 2016 and 2015, respectively.

Interest and dividend income

Interest and dividend income increased by approximately $8.3 million to $19.6 million for the year ended December 31, 2016 compared to $11.3 million the same period in 2015. The increase was primarily attributable to higher investment income of $9.6 million on our Preferred Investments, partially offset by lower interest and dividend income of $1.3 million from our investments in marketable securities resulting principally from the sale of corporate bonds and preferred securities during 2016 and from the redemption of Marco OP Units during 2015.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.4 million to $13.7 million for the year ended December 31, 2016 compared to $15.1 million for the same period in 2015. The decrease is primarily attributable to (i) the repayment in full of the mortgage secured by the Southeastern Michigan Multi-Family Properties (in May 2016) and (ii) the payoff of the existing mortgage (April 2016) and subsequent new mortgage (August 2016) secured by the St. Augustine Outlet Center.

Gain on disposition of real estate

During the year ended December 31, 2016 we recognized a gain on disposition of real estate of approximately $23.7 million related to the sale of the Southeastern Michigan Multi-Family Properties.

Loss/gain on sale and redemption of marketable securities

Loss/gain on sale and redemption of marketable securities decreased by approximately $35.7 million to a loss of $1.0 million for the year ended December 31, 2016 compared to a gain of $34.7 million for the same period in 2015. During the year ended December 31, 2015 we recognized a gain on sale and redemption of marketable securities of $34.4 million primarily attributable to the redemption of 383,000 Marco OP Units.

Income from investment in unconsolidated affiliated real estate entity

This account represents our portion of the earnings associated with our ownership interest in an investment in an unconsolidated affiliated real estate entity, which we accounted for under the equity method of accounting. Our income from investment in unconsolidated affiliated real estate entity of approximately $5.8 million during the year ended December 31, 2015 was primarily the result of the Company’s portion of the gain that resulted when the unconsolidated affiliated real estate entity completed the disposition of its sub-leasehold interest in a ground lease to an office building in April 2015.

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

Segment Results of Operations for the Year Ended December 31, 2016 compared to December 31, 2015

Retail Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$11,428	$11,482	$(54)	-0.5%
NOI	6,315	6,105	210	3.4%
Average Occupancy Rate for period	86.4%	86.0%		0.4%

The following table represents lease expirations for the Retail Segment as of December 31, 2016:

Retail Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	15	38,499	430,876	6.8%	5.6%
2018	13	94,129	1,546,877	16.7%	19.9%
2019	18	77,320	1,517,932	13.7%	19.6%
2020	9	196,045	2,215,343	34.9%	28.5%
2021	6	45,564	657,736	8.1%	8.5%
2022	2	6,400	102,000	1.1%	1.3%
2023	1	28,000	479,920	5.0%	6.2%
2024	1	1,163	51,821	0.2%	0.7%
2025	6	47,301	699,461	8.4%	9.0%
2026	2	28,687	56,382	5.1%	0.7%
	73	563,108	7,758,349	100.0%	100.0%

As of December 31, 2016, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and the average occupancy rate were unchanged during the 2016 period. NOI increased for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of a decrease in property operating expenses resulting from lower marketing costs.

Multi-Family Residential Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$12,553	$17,479	$(4,926)	-28.2%
NOI	8,492	10,801	(2,309)	-21.4%
Average Occupancy Rate for period	96.9%	95.1%		1.8%

Revenues and NOI decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of the disposition of the Southeastern Michigan Multi-Family Properties (three apartment communities sold in May 2016 and the one remaining apartment community sold in July 2016). Revenues and NOI decreased by approximately $5.3 million and $2.5 million, respectively, for the year ended December 31, 2016 compared to the same period in 2015 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI increased slightly for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$5,596	$6,242	$(646)	-10.3%
NOI	2,633	3,442	(809)	-23.5%
Average Occupancy Rate for period	62.1%	72.0%		-9.9%

The following table represents lease expirations for our Industrial Segment as of December 31, 2016:

Industrial Segment

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	40	209,918	794,466	33.6%	19.9%
2018	27	205,900	1,546,909	32.9%	38.9%
2019	17	93,257	529,993	14.9%	13.3%
2020	11	109,611	1,056,920	17.5%	26.5%
2021	2	6,667	54,719	1.1%	1.4%
	97	625,353	3,983,007	100.0%	100.0%

As of December 31, 2016, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$22,417	$20,647	$1,770	8.6%
NOI	3,729	3,233	496	15.3%
Average Occupancy Rate for period	63.2%	61.9%		1.3%
Rev PAR	$81.79	$78.98	$2.81	3.6%

Revenues and NOI increased during the year ended December 31, 2016 compared to the same period in 2015 resulting from increased occupancy levels and RevPAR during the 2016 period.

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

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.4 million to $55.9 million for the year ended December 31, 2015 compared to $57.3 million for the same period in 2014. The change reflects lower revenues of $2.3 million and $1.1 million in our Multi-Family Segment and Industrial Segment, respectively, partially offset by higher revenues of approximately $1.9 million and $0.1 million in our Hospitality Segment and Retail Segment, respectively.

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

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO held by our Sponsor, and (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other related parties.

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

We currently have $185.6 million of outstanding mortgage debt and an $18.6 million margin loan. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2016, our total borrowings represented 55% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Acquisition fees	$-	$8	$204
Asset management fees	2,372	2,427	2,913
Property management fees	936	1,185	1,350
Development fees and leasing commissions	116	344	552
Total	$3,424	$3,964	$5,019

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2016, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2016, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows provided by operating activities	$29,180	$21,098	$27,947
Cash flows provided by investing activities	85,684	70,952	15,792
Cash flows used in financing activities	(77,784)	(78,120)	(42,109)
Net change in cash and cash equivalents	37,080	13,930	1,630
Cash and cash equivalents, beginning of the year	68,459	54,529	52,899
Cash and cash equivalents, end of the year	$105,539	$68,459	$54,529

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

Operating activities

Net cash flows provided by operating activities of $29.2 million for the year ended December 31, 2016 consists of the following:

•	cash inflows of approximately $24.7 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $4.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $85.7 million for the year ended December 31, 2016 consists primarily of the following:

•	purchases of investment property of approximately $3.8 million;

•	release of restricted escrows of approximately $5.2 million;

•	net preferred equity investments in related parties of $2.9 million;

•	proceeds from the disposition of investment property and other real estate assets of $60.7 million;

•	net proceeds from the purchase, sale and redemption of marketable securities of $24.4 million; and

•	distributions from our investment in 1407 Broadway of $2.0 million.

Financing activities

The net cash used by financing activities of approximately $77.8 million for the year ended December 31, 2016 is primarily related to the following:

•	distributions to our common shareholders of $17.9 million;

•	redemptions and cancellation of common stock of $5.0 million;

•	aggregate distributions to our noncontrolling interests of $11.0 million;

•	proceeds from mortgage financing of $20.4 million; and

•	debt principal payments aggregating $63.5 million and loan fees and expenses of $0.8 million.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2016.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Payable	$76,196	$21,967	$1,621	$14,924	$1,328	$69,540	$185,576
Interest Payments [1,2]	5,116	4,596	3,802	3,502	3,191	9,112	29,319
Total Contractual Obligations	$81,312	$26,563	$5,423	$18,426	$4,519	$78,652	$214,895

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2016 was used.

2)	The debt associated with the Gulf Coast Industrial Portfolio was placed in default by the special servicer and is due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan had no outstanding balance as of December 31, 2016 and the amount outstanding on the line of credit was $18.6 million as of December 31, 2016, which is due on demand.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.

We are currently in compliance with all of our financial debt covenants; however, the debt associated with the Gulf Coast Industrial Portfolio and was placed in default during 2012 and is due on demand as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the loan was in default and although originally due in February 2017 became due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, approximately $2.1 million of default interest was accrued during each of the years ended December 31, 2016, 2015 and 2014 pursuant to the terms of the loan agreement. As a result, accrued default interest of approximately $9.2 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2016 and 2015, respectively.  Although we have had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that we will be successful in these efforts. However, we do not expect to pay any of the accrued default interest as this mortgage indebtedness is non-recourse to us. Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Additionally, our non-recourse mortgage loan (outstanding principal balance of $25.6 million as of December 31, 2016) secured by Oakview Plaza matured in January 2017 and has been transferred to a special servicer by the lender. We are currently in discussions with the special servicer to restructure the terms of the loan. However, there can be no assurances that we will be successful in these efforts. Because the loan is non-recourse to us, we do not believe the loss of cash flow from this property or the loss of this property will have a material impact on our results of operations or financial position. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On January 2, 2014, the Operating Partnership redeemed the then outstanding 50,100 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”)at their liquidation preference of approximately $50.1 million and simultaneously received payment in full of an aggregate of $47.4 million of outstanding notes receivable due from noncontrolling interests, which were secured by the 50,100 Series A Preferred Units.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$35,452	$64,692	$22,205
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	11,377	11,544	12,038
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	1,295	3,435
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-
Gain on disposal of investment property	(23,705)	-	(9,114)
Gain on disposal of unconsolidated affiliated real estate entities	-	(6,097)	(4,418)
Discontinued operations:
Depreciation and amortization of real estate assets	-	-	4,212
Impairment loss on long-lived assets held for sale	-	-	4,456
Gain on disposal of investment property		(17,547)	(1,722)
FFO	23,124	53,887	31,092
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	20	(45)	314
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(112)	(203)	(257)
Loss on debt extinguishment	2	600	479
Mark to market adjustments (3)	(67)	535	645
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
Loss/(gain) on sale of marketable securities	964	(34,710)	(1,445)
MFFO	23,931	20,064	30,828
Straight-line rent (5)	99	(294)	(482)
MFFO - IPA recommended format (6)	$24,030	$19,770	$30,346

Net income	$35,452	$64,692	$22,205
Less: income attributable to noncontrolling interests	(1,371)	(4,468)	(1,329)
Net income applicable to company's common shares	$34,081	$60,224	$20,876
Net income per common share, basic and diluted	$1.34	$2.33	$0.81

FFO	$23,124	$53,887	$31,092
Less: FFO attributable to noncontrolling interests	(1,820)	(4,945)	(2,121)
FFO attributable to company's common shares	$21,304	$48,942	$28,971
FFO per common share, basic and diluted	$0.84	$1.89	$1.12

MFFO - IPA recommended format	$24,030	$19,770	$30,346
Less: MFFO attributable to noncontrolling interests	(1,820)	(1,810)	(2,848)
MFFO attributable to company's common shares	$22,210	$17,960	$27,498

Weighted average number of common shares outstanding, basic and diluted	25,426	25,828	25,795

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Year Ended December 31,
	2016	2015	2014
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(2,054)	$(2,064)	$(2,096)
Special dividend on Marco OP Units(b)	-	-	5,685
Total before allocations to noncontrolling interests	(2,054)	(2,064)	3,589
Allocations to noncontrolling interests	40	40	(607)
Total after allocations to noncontrolling interests	$(2,014)	$(2,024)	$2,982

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represent the aggregate special dividend received on our Marco OP Units during the third quarter of 2014.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $24.2 million, $20.0 million and $24.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2016

FFO	$177,106
Distributions Paid	$181,056

For the year ended December 31, 2016, we paid cash distributions of $17.9 million. FFO for the year ended December 31, 2016 was $21.3 million and cash flow from operations was $29.2 million. For the year ended December 31, 2015, we paid cash distributions of $18.1 million. FFO for the year ended December 31, 2015 was $48.9 million and cash flow from operations was $21.1 million. For the year ended December 31, 2014, we paid distributions of $18.0 million, including $12.3 million of distributions paid in cash and $5.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2014 was $29.0 million and cash flow from operations was $27.9 million.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2016, cumulative SLP Unit distributions declared were $19.2 million, of which $18.7 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2016, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 14 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our DRIP and excess cash other than operating cash flow.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 19 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2017 through March 20, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2016, we had one interest rate swap and one interest rate cap with insignificant intrinsic values.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2016, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.2 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value

Mortgages Payable	$76,196	21,967	1,621	14,924	1,328	69,540	$185,576	$183,208

As of December 31, 2016, approximately $18.6 million, or 9%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.2 million.

The estimated fair value (in millions) of our debt is summarized as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.6	$183.2	$228.6	$227.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2016, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule III — Real Estate and Accumulated Depreciation” for each of the years in the three-year period ended December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 20, 2017

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2016	As of December 31, 2015

Assets

Net investment property	$232,341	$275,437
Investment in unconsolidated affiliated real estate entity	-	1,989
Investment in related parties	142,752	139,809
Cash and cash equivalents	105,539	68,459
Marketable securities, available for sale	52,495	81,016
Restricted escrows	2,818	7,672
Tenant and other accounts receivable	1,875	2,078
Mortgage receivable	4,893	5,040
Intangible assets, net	693	1,087
Prepaid expenses and other assets	3,889	5,557
Total Assets	$547,295	$588,144

Liabilities and Stockholders' Equity
Mortgages payable, net	$183,313	$226,647
Notes payable, net	18,586	18,609
Accounts payable, accrued expenses and other liabilities	18,827	14,379
Due to related parties	573	-
Tenant allowances and deposits payable	1,429	2,030
Distributions payable	4,432	4,528
Deferred rental income	1,105	1,204
Acquired below market lease intangibles, net	446	597
Total Liabilities	228,711	267,994

Commitments and contingencies (See Note 18)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,101 and 25,639 shares issued and outstanding, respectively	251	256
Additional paid-in-capital	197,036	202,068
Accumulated other comprehensive income	15,954	18,776
Accumulated surplus	84,240	67,961
Total Company's stockholders' equity	297,481	289,061
Noncontrolling interests	21,103	31,089
Total Stockholders' Equity	318,584	320,150
Total Liabilities and Stockholders' Equity	$547,295	$588,144

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014

Revenues:
Rental income	$36,960	$41,249	$42,612
Tenant recovery income	4,018	4,418	4,709
Other service income	11,016	10,183	9,968
Total revenues	51,994	55,850	57,289

Expenses:
Property operating expenses	27,130	28,280	27,992
Real estate taxes	3,085	3,521	3,617
General and administrative costs	5,028	5,009	6,707
Depreciation and amortization	11,377	11,544	12,038
Total operating expenses	46,620	48,354	50,354
Operating income	5,374	7,496	6,935

Mark to market adjustment on derivative financial instruments	67	(223)	(199)
Interest and dividend income	19,567	11,317	13,972
Interest expense	(13,689)	(15,145)	(15,492)
Gain on disposition of unconsolidated affiliated real estate entities	-	-	4,418
Gain on disposition of real estate, net	23,705	-	9,114
(Loss)/gain on sale and redemption of marketable securities (includes loss/(gain) of $327, ($41,460), ($468), respectively, of accumulated other comprehensive income reclassifications)	(964)	34,710	1,445
Income from investments in unconsolidated affiliated real estate entities	-	5,804	821
Other income, net	1,392	2,002	913
Net income from continuing operations	35,452	45,961	21,927
Net income from discontinued operations	-	18,731	278
Net income	35,452	64,692	22,205
Less: net income attributable to noncontrolling interests	(1,371)	(4,468)	(1,329)
Net income attributable to Company's common shares	$34,081	$60,224	$20,876
Basic and diluted earnings per Company's common share:
Continuing operations	$1.34	$1.60	$0.80
Discontinued operations	-	0.73	0.01
Net earnings per Company's common share	$1.34	$2.33	$0.81
Weighted average number of common shares outstanding, basic and diluted	25,426	25,828	25,795

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$35,452	$64,692	$22,205

Other comprehensive (loss)/income:
Holding (loss)/gain on available for sale securities	(3,500)	6,289	18,948
Reclassification adjustment for loss/(gain) included in net income	327	(41,460)	(468)
Other comprehensive(loss)/income	(3,173)	(35,171)	18,480
Comprehensive income	32,279	29,521	40,685

Less: Comprehensive income attributable to noncontrolling interests	(1,020)	(1,192)	(3,188)
Comprehensive income attributable to the Company's common shares	$31,259	$28,329	$37,497

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling
	Shares	Amount	Capital	Income	Surplus	Interests	Total Equity

BALANCE, December 31, 2013	25,635	$256	$211,447	$34,050	$23,002	$39,370	$308,125
Net income	-	-	-	-	20,876	1,329	22,205
Other comprehensive income	-	-	-	16,621	-	1,859	18,480
Distributions declared	-	-	-	-	(18,064)	-	(18,064)
Distributions paid to noncontrolling interests	-	-	-	-	-	(15,082)	(15,082)
Contributions received from noncontrolling interests	-	-	-	-	-	215	215
Redemption and cancellation of shares and noncontrolling interests	(297)	(3)	(13,159)	-	-	7,547	(5,615)
Shares issued from distribution reinvestment program	512	5	5,734	-	-	-	5,739
BALANCE, December 31, 2014	25,850	258	204,022	50,671	25,814	35,238	316,003
Net income	-	-	-	-	60,224	4,468	64,692
Other comprehensive loss	-	-	-	(31,895)	-	(3,276)	(35,171)
Distributions declared	-	-	-	-	(18,077)	-	(18,077)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,393)	(5,393)
Contributions received from noncontrolling interests	-	-	-	-	-	227	227
Redemption and cancellation of shares and noncontrolling interests	(341)	(3)	(3,406)	-	-	(175)	(3,584)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, December 31, 2015	25,639	256	202,068	18,776	67,961	31,089	320,150
Net income	-	-	-	-	34,081	1,371	35,452
Other comprehensive income	-	-	-	(2,822)	-	(351)	(3,173)
Distributions declared	-	-	-	-	(17,802)	-	(17,802)
Distributions paid to noncontrolling interests	-	-	-	-	-	(11,014)	(11,014)
Contributions received from noncontrolling interests	-	-	-	-	-	8	8
Redemption and cancellation of shares	(538)	(5)	(5,032)	-	-	-	(5,037)
BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,452	$64,692	$22,205
Less net income - discontinued operations	-	18,731	278
Net income - continuing operations	35,452	45,961	21,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,377	11,544	12,038
Loss/(gain) on sale of marketable securities available for sale	964	(34,710)	(1,445)
Gain on disposition of unconsolidated affiliated real estate entities	-	-	(4,418)
Gain on disposition of real estate	(23,705)	-	(9,114)
Mark to market adjustment on derivative financial instruments	(67)	223	199
Income from investments in unconsolidated affiliated real estate entities	-	(5,804)	(821)
Other non-cash adjustments	629	310	1,091
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	424	813	(1,095)
(Increase)/decrease in tenant and other accounts receivable	(85)	(341)	625
Decrease/(increase) in tenant allowance and deposits payable	(537)	20	127
Increase in accounts payable, accrued expenses and other liabilities	4,254	2,125	1,384
Increase/(decrease) in due to related parties	573	(339)	(171)
(Decrease)/increase in deferred rental income	(99)	37	(242)
Net cash provided by operating activities - continuing operations	29,180	19,839	20,085
Net cash provided by operating activities - discontinued operations	-	1,259	7,862
Net cash provided by operating activities	29,180	21,098	27,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(3,759)	(12,751)	(7,247)
Purchase of marketable securities available for sale	(4,183)	(5,113)	(21,635)
Proceeds from sale of marketable securities available for sale	28,567	78,454	33,125
Settlement of derivative financial instrument	-	-	(3,543)
Proceeds from disposition of investments in unconsolidated affiliated real estate entities	-	-	4,418
Collections on mortgage receivable	147	139	131
Deposits for purchase of real estate, net of refunds	-	170	(50)
Contributions to investment in unconsolidated affiliated real estate entity	-	(1,568)	-
Preferred investments in related parties	(61,469)	(103,158)	(36,637)
Proceeds from preferred investments in related parties	58,522	-	-
Distribution from investments in unconsolidated affiliated real estate entities	1,989	15,230	470
Release of restricted escrows	5,208	922	6,550
Proceeds from sale of investment property	60,662	6,202	37,051
Net cash provided by/(used in) investing activities - continuing operations	85,684	(21,473)	12,633
Net cash provided by/(used in) investing activities - discontinued operations	-	92,425	3,159
Net cash provided by/(used in) investing activities	85,684	70,952	15,792
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	20,400	3,863	75,278
Mortgage payments	(63,470)	(2,406)	(73,405)
Payment of loan fees and expenses	(773)	(69)	(971)
Payment of notes payable	-	(19,957)	(1,600)
Redemption and cancellation of common shares	(5,037)	(3,409)	(5,615)
Contributions received from noncontrolling interests	8	227	215
Distributions paid to noncontrolling interests	(11,014)	(5,393)	(15,082)
Distributions paid to Company's stockholders	(17,898)	(16,662)	(12,284)
Net cash used in financing activities - continuing operations	(77,784)	(43,806)	(33,464)
Net cash used in financing activities - discontinued operations	-	(34,314)	(8,645)
Net cash used in by financing activities	(77,784)	(78,120)	(42,109)
Net change in cash and cash equivalents	37,080	13,930	1,630
Cash and cash equivalents, beginning of year	68,459	54,529	-
Cash and cash equivalents, end of year	$105,539	$68,459	$1,630

See Note 2 for supplemental cash information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT, as the general partner, held a 98% interest as of December 31, 2016 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

As of December 31, 2016, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of three retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, one multi-family residential property containing a total of 199 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of December 31, 2016, the retail properties, the industrial properties and the multi-family residential properties were 86%, 62%, and 98% occupied based on a weighted-average basis, respectively, and its hotel hospitality property’s average revenue per available room (“RevPAR”) was $86 (whole dollars) and occupancy was 67% for the year ended December 31, 2016.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties (the “LVP REIT Hotels”) met the criteria to be classified as held for sale. The operating results of the LVP REIT Hotels, through its date of disposition, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. See Note 3 for additional information.

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

For the Years Ended December 31, 2016, 2015 and 2014

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

In addition, during the years ended December 31, 2008 and 2009, the Operating Partnership issued at total of (i) 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) and (ii) 93,616 Series A preferred limited partnership units in the Operating Partnership (the “Series A Preferred Units”) with an aggregate liquidation preference of $93.6 million to various parties, in exchange for an aggregate 36.8% membership interest in Mill Run, LLC (“Mill Run”) and an aggregate 40.0% membership interest in Prime Outlets Acquisition Company (“POAC”). The membership interests in Mill Run and POAC were subsequently disposed of during the third quarter of 2010. Additionally, the Operating Partnership redeemed an aggregate 43,516 Series A Preferred Units, with a liquidation preference of approximately $43.5 million, during the third quarter of 2013. On January 2, 2014, the Operating Partnership redeemed all of the then remaining outstanding 50,100 Series A Preferred Units, at their liquidation preference of approximately $50.1 million.

See Note 13 for further discussion of noncontrolling interests.

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

The Company’s Advisor and its affiliates, the Property Managers and Lightstone SLP, LLC are related parties of the Company. Certain of these entities have received or will receive compensation and fees for services provided for the investment and management of the Company’s assets. These entities have and/or receive fees during the Company’s offering stage (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds raised, the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 14 for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2016, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2016, 2015 and 2014

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

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Cash paid for interest	$9,152	$12,889	$16,810

Distributions declared	$17,802	$18,077	$18,064

Value of shares issued from distribution reinvestment program	$-	$1,453	$5,739

Non cash purchase of investment property	$126	$320	$776

Debt assumed by joint venture in connection with disposition	$-	$32,800	$-

Assignment of minority interest loans to joint venture in connection with disposition	$-	$547	$-

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

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tenant and Other Accounts Receivable

The Company makes estimates of the uncollectability of its tenant and other accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes tenant and other accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of tenant and other accounts receivable.

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

For the Years Ended December 31, 2016, 2015 and 2014

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

Real Estate-Related Debt Investments

Real estate-related debt investments are intended to be held until maturity and accordingly, will be carried at cost, net of unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a reserve, if deemed appropriate, which approximates fair value.

Investment income will be recognized on an accrual basis.

Impairment on Real Estate-Related Debt Investments

Real estate-related debt investments will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms.

Income recognition will be suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment will be written off when it is no longer realizable or is legally discharged.

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

Additionally, if the disposal group represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results then the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows, respectively, for all periods presented, as long as the operations and cash flows of the disposal group is expected to be eliminated from ongoing operations as a result of the disposal and the Company will not have any significant continuing involvement in the operations of the disposal group after disposal.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease or the useful life if shorter. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company will capitalize initial direct costs associated with financing activities. The costs will be capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs will begin in the period during which the loan is originated using the effective interest method over the term of the loan. The Company capitalizes initial direct costs associated with leasing activities. The costs are capitalized upon the execution of the lease and amortized over the initial term of the corresponding lease.

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

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2005 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material effect on the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2016, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $12.7 million for U.S. federal income tax purposes through the year ended December 31, 2016. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2016, the Company had no material uncertain income tax positions.

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

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.6	$183.2	$228.6	$227.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company records all derivative instruments at fair value on the consolidated balance sheets.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income/(loss) to the consolidated statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income/(loss) and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The change in fair value of derivative instruments which have not been formally documented as effective hedges will be reported as a gain or loss within the consolidated statement of operations.

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board. This plan expired in April 2015. Awards were granted at fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2016, 2015 and 2014, the Company had no material compensation costs related to the incentive award plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Dilutive income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, there were no exercises of outstanding options and, therefore, dilutive net income per share is equivalent to basic net income per share.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology current in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standards update that eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the year ended December 31, 2016, it would have resulted in a (decrease)/increase to net income of approximately ($3.5 million), $6.3 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

For the Years Ended December 31, 2016, 2015 and 2014

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

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

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

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method of accounting. As of December 31, 2016 and 2015, the carrying value of the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, which is included in investment in related parties on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

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

The transactions described above represent the complete disposition of the LVP REIT Hotels by the Company previously approved by the Board of Directors. The Company recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015. See Note 9 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

During the third quarter of 2014, the Company received an additional $4.4 million, related to the final true-ups and adjustments pursuant to the terms of a transaction related to the 2012 disposition of its ownership interests in Grand Prairie Holdings LLC (“GPH”), which developed an outlet center located in Grand Prairie, Texas and Livermore Valley Holdings LLC (“LVH”). LVP developed an outlet center located in Livermore Valley, California, and also owned a parcel of land adjacent to the outlet center. As a result, the Company recorded a gain on disposition of unconsolidated affiliated real estate entities of $4.4 million during the year ended December 31, 2014.

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

The Company accounted for this investment under the equity method of accounting as the Company exercised significant influence, but did not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date Acquired	Ownership %	December 31, 2016	December 31, 2015
1407 Broadway Mezz II LLC ("1407 Broadway")	January 4, 2007	49.0%	$-	$1,989
Total Investment in unconsolidated affiliated real estate entity			$-	$1,989

1407 Broadway Mezz II LLC

As of December 31, 2015, the Company has a 49.0% ownership in 1407 Broadway Mezz II LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. On April 30, 2015, 1407 Broadway completed the disposition of its Sub-leasehold Interest to an unrelated third party for aggregate consideration of approximately– $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during year ended December 31, 2015, of which the Company’s share was approximately $15.1 million. During the year ended December 31, 2014, the Company received distributions from 1407 Broadway aggregating $0.5 million. Additionally, during the first quarter of 2015, the Company made a contribution of $1.6 million to 1407 Broadway.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statements for 1407 Broadway:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Total revenue	$13,510	$41,159
Property operating expenses	9,439	29,608
Depreciation and amortization	2,644	7,011
Operating income	1,427	4,540
Interest expense and other, net	(1,343)	(3,266)
Gain on disposition	9,891	-
Gain on debt extinguishment	-	-
Net income	$9,975	$1,274
Company's share of net earnings	$5,804	$821

The following table represents the unaudited condensed balance sheets for 1407 Broadway:

As of
December 31, 2015

Real estate, at cost (net)	$-
Intangible assets	-
Cash and restricted cash	5,964
Other assets	-
Total assets	$5,964
Mortgage payable	$-
Other liabilities	556
Member capital	5,408
Total liabilities and members' capital	$5,964

5.	Preferred Investments

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $141.3 million and $138.3 million as of December 31, 2016 and 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2016, remaining contributions of up to $76.2 million were unfunded. Additionally, during the years ended December 31, 2016, 2015 and 2014, we recognized investment income of $16.3 million, $6.7 million and $1.9 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2016	December 31, 2015	December 31, 2016	2016	2015	2014
365 Bond Street	12%	$-	$42,237	$-	$2,252	$5,079	$1,944
40 East End Avenue	8% to 12%	30,000	28,768	-	2,408	1,444	-
30-02 39th Avenue	9% to 12%	12,300	7,301	37,700	1,429	184	-
485 7th Avenue	12%	60,000	60,000	-	7,320	20	-
East 11th Street	12%	31,271	-	26,229	2,688	-	-
Miami Moxy	12%	7,682	-	12,318	203		-
Total Preferred Investments		$141,253	$138,306	$76,247	$16,300	$6,727	$1,944

365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  These contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain events. During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provides for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing and redeemable by us on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provide for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. These contributions are made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that are entitled to monthly preferred distributions between 9% and 12% per annum and redeemable by us upon the occurrence of certain upon the occurrence of certain capital transactions.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are constructing a 612-room Marriott Moxy hotel. These contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain upon the occurrence of certain capital transactions.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, we may redeem our investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by us plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by us. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million to $57.5 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Miami Moxy Preferred Investment

On September 30, 2016,we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205 room Marriott Moxy hotel (the “Miami Moxy”). These contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, we may redeem our investment in the Miami Moxy Preferred Investment. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount invested by us plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by us.

6.	Mortgage Receivable

Senior Mortgage - Holiday Inn Express Hotel & Suites East Brunswick (the “Holiday Inn - East Brunswick”)

On June 21, 2011, the Company acquired an $8.8 million, senior mortgage note (the “Senior Mortgage”) for approximately $5.6 million from, an unaffiliated third party. The purchase price reflected a discount of approximately $3.2 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The acquisition was funded with cash. The Senior Mortgage is recorded in mortgages receivable on the consolidated balance sheets.

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

During each of the years ended December 31, 2016, 2015 and 2014, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $0.5 million of interest income from its Mortgage Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2016	December 31, 2015

Investment property:
Land and improvements	$60,485	$68,869
Building and improvements	203,054	238,757
Furniture and fixtures	17,613	17,421
Construction in progress	962	668
Gross investment property	282,114	325,715
Less accumulated depreciation	(49,773)	(50,278)
Net investment property	$232,341	$275,437

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2016	December 31, 2015

Accounts payable and accrued expenses	$4,653	$4,807
Accrued real estate taxes	1,009	610
Accrued interest payable	2,938	1,340
Accrued default interest payable (See Note 10)	9,175	7,117
Fair value of derivative financial instruments	90	157
Other liabilities	962	348
	$18,827	$14,379

8.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$325	$-	$1,730
Marco OP Units and Marco II OP Units	19,227	17,949	-	37,176
Corporate Bonds and Preferred Equities	11,382	-	(397)	10,985
Mortgage Backed Securities ("MBS")	2,918	-	(314)	2,604
Total	$34,932	$18,274	$(711)	$52,495

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

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

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairment charges. As of December 31, 2016 and 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.62% as of December 31, 2016) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2016 and 2015.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (2.12% as of December 31, 2016). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company wholly owned by the Company (see Note 13), guaranteed the Line of Credit. The Company currently intends to seek to refinance and/or repay in full, using available cash, the Line of Credit on or before its applicable stated maturity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The amount outstanding under the Line of Credit was $18.6 million as of both December 31, 2016 and 2015, and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,730	$-	$-	$1,730
Marco OP and OP II Units	-	37,176	-	37,176
Corporate Bonds and Preferred Equities	-	10,985	-	10,985
MBS	-	2,604	-	2,604
Total	$1,730	$50,765	$-	$52,495

	Fair Value Measurement Using
As of December 31, 2015	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,891	$-	$-	$1,891
Marco OP and OP II Units	-	40,685	-	40,685
Corporate Bonds and Preferred Equities	-	34,985	-	34,985
MBS	-	3,455	-	3,455
Total	$1,891	$79,125	$-	$81,016

The fair values of the Company’s investments in Corporate Bonds and Preferred Equities and MBS are measured using quoted prices for these investments; however, the markets for these assets are not active. Additionally, as noted and disclosed above, the Company’s Marco OP and OP II units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Dispositions and Discontinued Operations

Dispositions

The following dispositions did not qualify to be reported as discontinued operations and their operating results are reflected in the Company’s results from continuing operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

•	On July 31, 2014, the Company disposed of an industrial property located in Sarasota, Florida (“Sarasota”) for approximately $5.3 million. During the second quarter of 2014, the Company recorded a loss on the disposition of real estate of approximately $2.4 million related to this disposition.

•	On September 30, 2014, the Company disposed of two multi-family apartment buildings located in Greensboro/Charlotte, North Carolina (the “Camden Multi-Family Properties”) for approximately $32.4 million. During the third quarter of 2014, the Company recorded a gain on the disposition of real estate of approximately $11.5 million related to this disposition.

•	During the year ended December 31, 2016, the Company disposed of four apartment communities (three in May 2016 and the remaining one in July 2016) located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”) for an aggregate of approximately $60.9 million and recorded an aggregate gain on disposition of real estate of approximately $23.7 million related to these dispositions.

Discontinued Operations

The following dispositions did qualify to be reported as discontinued operations and their operating results are classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

•	On January 22, 2014, the Company disposed of Crowe’s Crossing for approximately $9.3 million. In connection with the disposition, the Company repaid in full the then outstanding mortgage indebtedness of approximately $5.8 million. The Company recognized a gain on disposition of approximately $1.7 million, which is included in discontinued operations during the year ended December 31, 2014.

•	During 2015, the Company disposed of the LVP REIT Hotels for approximately $122.4 million. The Company recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations during the year ended December 31, 2015. (See Note 3)

The following summary presents the aggregate operating results, through their respective dates of disposition, of the LVP REIT Hotels and Crowe’s Crossing included in discontinued operations in the consolidated statements of operations for the periods indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Years Ended December 31,
	2015	2014
Revenue	$8,000	$36,266
Operating expenses	5,742	33,770
Operating income	2,258	2,496
Interest expense and other, net	(849)	(3,894)
Gain on disposition of real estate	17,322	1,676
Net income from discontinued operations	$18,731	$278

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

10.	Mortgages Payable

Mortgages payable,net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2016	Maturity Date	Amount Due at Maturity	As of December 31, 2016	As of December 31, 2015
Southeastern Michigan Multi-Family Properties	(Repaid in full on May 17, 2016)			$-	$-	$38,437
Oakview Plaza	5.49%	5.49%	January 2017	25,583	25,583	26,014
Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,525
St. Augustine Outlet Center	(Matured and repaid in full on April 11, 2016)			-	-	23,875
St. Augustine Outlet Center	LIBOR + 4.50%	5.05%	August 2018	20,400	20,400	-
Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500
DePaul Plaza	LIBOR + 2.75%	3.24%	June 2020	13,494	14,888	15,295
Total mortgages payable		6.03%		$174,999	$185,576	$228,646
Less: Deferred financing costs					(2,263)	(1,999)
Total mortgages payable, net					$183,313	$226,647

LIBOR as of December 31, 2016 and 2015 was 0.77% and 0.42%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$76,196	$21,967	$1,621	$14,924	$1,328	$69,540	$185,576
Less: Deferred financing costs							(2,263)
Total principal maturities, net							$183,313

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $2.1 million and $7.1 million were held in restricted escrow accounts as of December 31, 2016 and 2015, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

On May 17, 2016, the Company’s mortgage loan (outstanding principal balance of $38.2 million) secured by the Southeastern Michigan Multi-Family Properties was repaid in full in connection with the Company’s disposition of three of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties (see Note 9).

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

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the loan was in default and although originally due in February 2017 became due on demand.

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense pursuant to the terms of the loan agreement. Default interest of approximately $2.1 million was accrued during each of the years ended December 31, 2016, 2015 and 2014. As a result, cumulative accrued default interest expense of approximately $9.2 million and $7.1 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2016 and 2015, respectively.  Although the Company has had various discussions with the special servicer to restructure the terms of the loan, there can be no assurances that it will be successful in these efforts. However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Additionally, the Company’s non-recourse mortgage loan (outstanding principal balance of $25.6 million as of December 31, 2016) secured by Oakview Plaza matured in January 2017 and has been transferred to a special servicer by the lender. The Company is currently in discussions with the special servicer to restructure the terms of the loan. However, there can be no assurances that it will be successful in these efforts. Because the loan is non-recourse to the Company, it does not believe the loss of cash flow from this property or the loss of this property will have a material impact on its results of operations or financial position. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11.	Distributions Payable

On November 14, 2016, the Board declared a distribution for the three-month period ending December 31, 2016. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2016 distribution was paid in cash on January 13, 2017.

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

12.	Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2016 and 2015, the Company had no outstanding preferred shares.

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

For the Years Ended December 31, 2016, 2015 and 2014

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

Through January 19, 2014, the Company’s stockholders had the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. As of December 31, 2016, approximately 7.3 million shares remain available for issuance under our DRIP. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. During 2014 we redeemed approximately 0.3 million common shares at an average price per share of $9.91 per share. During 2015, we redeemed approximately 0.3 million common shares at an average price per share of $10.00 per share. During 2016, we redeemed approximately 0.5 million common shares at an average price per share of $9.36 per share.

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

The Company’s stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of its independent directors, without any further action by the Board of Directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. As of December 31, 2016, options to purchase 75,000 shares of stock were outstanding and fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.56 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2016, 2015 and 2014. During the year ended December 31, 2014, the Company granted 12,000 options, upon which time the full amount of options available for issuance under the stock option plan were issued. Through December 31, 2016, there were no forfeitures related to stock options previously granted.

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

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13.	Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests (see below) and (iii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units, limited partner units, Series A Preferred Units (see below) and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in (i) PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (ii) 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates. See below for additional information.

Share Description

See Note 14 for discussion of rights related to SLP Units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Redemption of Series A Preferred Units and Repayment of Notes Receivable due from Noncontrolling Interests

On January 2, 2014, the Operating Partnership redeemed the then remaining outstanding 50,100 Series A Preferred Units, held by various parties, at their liquidation preference of approximately $50.1 million and simultaneously received payment in full of an aggregate of $47.4 million of outstanding notes receivable due from noncontrolling interests, which were secured by the 50,100 Series A Preferred Units.

Distributions

During the years ended December 31, 2016, 2015 and 2014, the Company paid distributions to noncontrolling interests of $11.0 million, $5.4 million and $15.1 million, respectively. As of December 31, 2016 and 2015, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2017) and $0.6 million (paid on January 15, 2016), respectively.

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

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate the 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions, if any, will be allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it subsequently transferred approximately 15.8% of its membership interest to the Sponsor and other related parties. As of December 31, 2016, the Operating Partnership owned an approximately 59.2% managing membership interest in the 2nd Street Joint Venture and the Sponsor and other related parties owned an aggregate 40.8% non-managing membership interest.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of November 1, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park. A portion of the proceeds from Gantry Park Mortgage Loan were used to repay a construction loan in full and to make a distribution of approximately $11.5 million to the Sponsor and other related parties for their respective share of the remaining proceeds.

14.	Related Party Transactions

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

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP Units in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. Since our inception through March 31, 2010, cumulative distributions declared to Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP Units as the distribution to the stockholders was less than 7% for this period. On August 30, 2010, the Company declared additional distributions to the stockholders to bring the annualized distribution to at least 7%. As such, the Company as of August 30, 2010 recommenced declaring distributions to Lightstone SLP, LLC at the 7% annualized rate, except for the three months ended June 30, 2010 which was at an 8% annualized rate which represents the same rate paid to the stockholders.

During each of the years ended December 31, 2016, 2015 and 2014, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2016, cumulative distributions declared were $19.2 million, of which $18.7 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2016, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

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

The Company, pursuant to the related party arrangements described above, has recorded the following amounts in operating expenses, except for development fees and leasing commissions which were capitalized, for the years indicated:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Acquisition fees (general and administrative costs)	$-	$8	$204
Asset management fees (general and administrative costs)	2,372	2,427	2,913
Property management fees (property operating expenses)	936	1,185	1,350
Development fees and leasing commissions*	116	344	552
Total	$3,424	$3,964	$5,019

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

See Notes 3, 4, 5 and 13 for other related party transactions.

15.	Future Minimum Rentals

As of December 31, 2016, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$12,015	$9,799	$7,085	$4,053	$2,728	$5,785	$41,465

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

The Company currently operates in four business segments as of December 31, 2016: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2016, 2015 and 2014 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2016 and 2015. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude the LVP REIT Hotels and Crowe’s Crossing due to their classification as discontinued operations (see Notes 1 and 9). Prior to their classification as discontinued operations, the results of operations of LVP REIT Hotels were previously included in the Hospitality Segment and Crowe’s Crossing was previously included in the Retail Segment.

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2016
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,428	$12,553	$5,596	$22,417	$-	$51,994
Property operating expenses	3,623	3,507	2,000	17,998	2	27,130
Real estate taxes	1,419	482	869	315	-	3,085
General and administrative costs	71	72	94	375	4,416	5,028
Net operating income (loss)	6,315	8,492	2,633	3,729	(4,418)	16,751
Depreciation and amortization	4,627	2,291	1,646	2,813	-	11,377
Operating income (loss)	$1,688	$6,201	$987	$916	$(4,418)	$5,374
Total purchase of investment property	$1,581	$835	$936	$407	$-	$3,759

As of December 31, 2016:
Total Assets	$100,105	$71,170	$49,509	$25,071	$301,440	$547,295

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Year Ended December 31, 2015
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,482	$17,479	$6,242	$20,647	$-	$55,850
Property operating expenses	3,969	5,450	2,050	16,809	2	28,280
Real estate taxes	1,401	1,062	758	300	-	3,521
General and administrative costs	9	166	(8)	305	4,537	5,009
Net operating income/(loss)	6,103	10,801	3,442	3,233	(4,539)	19,040
Depreciation and amortization	4,343	2,920	1,613	2,668	-	11,544
Operating income/(loss)	$1,760	$7,881	$1,829	$565	(4,539)	$7,496
Total purchase of investment property	$8,918	$1,192	$929	$1,712	$-	$12,751

As of December 31, 2015:
Total Assets	$108,079	$113,601	$49,815	$26,825	$289,824	$588,144

	For the Year Ended December 31, 2014
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,412	$19,774	$7,398	$18,705	$-	$57,289
Property operating expenses	3,427	6,732	2,114	15,717	2	27,992
Real estate taxes	1,150	1,456	761	250	-	3,617
General and administrative costs	19	305	10	216	6,157	6,707
Net operating income/(loss)	6,816	11,281	4,513	2,522	(6,159)	18,973
Depreciation and amortization	4,034	3,684	1,773	2,547	-	12,038
Operating income/(loss)	$2,782	$7,597	$2,740	$(25)	(6,159)	$6,935
Total purchase of investment property	$2,545	$2,112	$899	$1,691	$-	$7,247

17.	Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated. The operating results of certain properties are classified as discontinued operations (see Notes 1 and 9 for additional information):

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$51,994	$11,824	$13,060	$13,941	$13,169
Net income from continuing operation	35,452	3,575	7,357	22,908	1,612
Net income from discontinued operations	-	-	-	-	-
Net income	35,452	3,575	7,357	22,908	1,612
Less income attributable to noncontrolling interest	(1,371)	(205)	(310)	(622)	(234)
Net income applicable to Company's common shares	34,081	3,370	7,047	22,286	1,378
Basic and diluted net income per Company's share: Continuing operations	1.34	0.13	0.28	0.87	0.05
Net income per common share, basic and diluted	$1.34	$0.13	$0.28	$0.87	$0.05

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$55,850	$13,809	$14,734	$14,476	$12,831
Net income from continuing operation	45,961	1,933	1,160	35,690	7,178
Net income from discontinued operations	18,731	-	-	4,126	14,605
Net income	64,692	1,933	1,160	39,816	21,783
Less income attributable to noncontrolling interest	(4,468)	(109)	(265)	(3,467)	(627)
Net income applicable to Company's common shares	60,224	1,824	895	36,349	21,156
Basic and diluted net income per Company's share:
Continuing operations	1.60	0.07	0.03	1.24	0.26
Discontinued operations	0.73	-	-	0.16	0.56
Net income per common share, basic and diluted	$2.33	$0.07	$0.03	$1.40	$0.82

18.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone Value Plus Real Estate Investment Trust II, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. Effective January 4, 2017, the litigation was settled in its entirety for an insignificant amount and this matter has now been fully disposed of.

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

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Protection Agreements

On December 8, 2009, the Company, the Operating Partnership and PRO, (collectively, the LVP Parties”) entered into a definitive agreement (the “Contribution Agreement”) with Simon Inc. and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of the Company’s portfolio of retail properties at that time to Simon, including (i) the St. Augustine Center, which is wholly owned, (ii) a 40.0% aggregate interest in its investment in POAC, which included POAC’s properties (the “POAC Properties”), GPH and LVH and (iii) a 36.8% aggregate interest in Mill Run, which included Mill Run’s properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of the St. Augustine Outlet Center, GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction.” On August 30, 2010, the LVP Parties completed POAC/Mill Run Transaction and contemporaneously entered into a tax matters agreement with Simon. Additionally, the Company was advised by an independent law firm that it was “more likely than not” that the POAC/Mill Run Transaction did not give rise to current taxable income or loss.  Pursuant to the terms of the tax matters agreement, Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that are secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties have provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the LVP Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

On December 9, 2011 and December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in two outlet centers and a parcel of land (collectively, the “Outlet Centers Transactions”) to Simon. In connection with the closing of the Outlet Centers Transactions, the Holdings Entities, the Company, the Operating Partnership, PRO and certain affiliates of the Sponsor (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the two outlets centers at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties. For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at least the fourth anniversary of the closing, and the Outlet Centers Parties provided and will continue to have the opportunity to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the two outlet centers, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

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

19. Subsequent Events

Distribution Declaration

On March 17, 2017, the Company declared a distribution for the three-month period ending March 31, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about April 15, 2017 to shareholders of record as of March 31, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements and Furniture and Fixtures	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements and Furniture and Fixtures	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

St. Augustine Outlet Center St. Augustine, FL	$19,820	$11,206	$42,103	$10,920	$10,967	$53,262	$64,229	$(13,603)	3/29/2006 & 10/2/2007	(D)
Oakview Plaza Omaha, Nebraska	25,582	6,706	25,463	1,938	7,491	26,616	34,107	(7,739)	12/21/2006	(D)
Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	50,202	12,767	51,649	(5,045)	12,991	46,380	59,371	(11,300)	2/1/2007	(D)
Crowne Plaza Boston Hotel Boston, Massachusetts	-	2,400	7,612	22,335	3,333	29,014	32,347	(9,499)	3/21/2011	(D)
50-01 2nd St Long Island City, New York	72,954	19,656	51,724	748	19,690	52,438	72,128	(5,238)	8/18/2011	(D)
Plaza at DePaul Bridgeton, Missouri	14,755	6,050	12,424	1,458	6,013	13,919	19,932	(2,394)	11/22/2011	(D)
Total	$183,313	$58,785	$190,975	$32,354	$60,485	$221,629	$282,114	$(49,773)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	For the years ended December 31,
Reconciliation of total real estate owned:	2016	2015	2014

Balance at beginning of year	$325,715	$314,917	$340,805
Improvements	3,341	11,311	6,222
Disposals	(46,942)	(513)	(32,110)
Balance at end of year	$282,114	$325,715	$314,917

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
Reconciliation of accumulated depreciation	2016	2015	2014

Balance at beginning of year	$50,278	$40,166	$33,966
Depreciation expense	10,417	10,595	10,442
Disposals	(10,922)	(483)	(4,100)
Balance at end of year	$49,773	$50,278	$40,166

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Furniture and fixtures	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2016. The table and schedules exclude properties classified as held for sale or disposed of.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2016, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2017 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	56	Chief Executive Officer, President and Chairman of the Board of Directors	2016	2004
George R. Whittemore	67	Director	2016	2006
Miriam B. Weinstein	45	Director	2016	2015
Yehuda “Judah” L. Angster	34	Director	2016	2015

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	64	President
Joseph Teichman	43	General Counsel
Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and has also served as President and Chief Operating Officer of Lightstone II since December 2013. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. From April 2013 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone III and its advisor. From September 2014 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone IV and its advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises Limited. From June 2015 to the present, Mr. Hochberg has served President and Chief Operating Officer of HNIT its advisor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone II, Lightstone III, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises Limited. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, NJ and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer and Treasurer of Lightstone II, Lightstone III, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone II, Lightstone III, Lightstone IV and HNIT. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises Limited. Prior to joining the Lightstone Group in April of 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country from August 2004 to September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company Ms. Brandin earned her Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2016.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our directors and executive officers serving in such capacities:

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

Our stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of our independent directors, without any further action by our Board of Directors or the stockholders, to purchase 3,000 shares of our Common Stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option was 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board of Directors on that date. At each of our annual stockholder meetings, beginning in July 2007, options were granted to each of our independent directors. As of December 31, 2016, options to purchase 75,000 shares of stock were outstanding at a weighted average exercise price of $10.56 per share and 75,000 were fully vested at exercise prices between $9.80 per share and $11.80 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2016:

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

We have agreed to pay our Property Managers a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we pay to our Property Managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Managers a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. We have recorded the following amounts related to the Property Managers for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Property management fees	$936	$1,185	$1,350
Development fees and leasing commissions	116	344	552
Total	$1,052	$1,529	$1,902

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Acquisition fees	$-	$8	$204
Asset management fees	2,372	2,427	2,913
Total	$2,372	$2,435	$3,117

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

In January 2007, the Company, through LVP 1407 Broadway LLC, a wholly owned subsidiary of the Operating Partnership, entered into a joint venture with an affiliate of its Sponsor, in which the Company and the Sponsor had 49.0% and 51.0% ownership interests, respectively, in 1407 Broadway Mezz II LLC (“1407 Broadway”). The Company accounted for its investment in 1407 Broadway under the equity method of accounting as the Company exercised significant influence, but did not control this entity. At the same time, 1407 Broadway acquired a sub-leasehold interest (the Sub-leasehold Interest”) in a ground lease to an office building located at 1407 Broadway, New York, New York. The seller of the Sub-leasehold Interest was not an affiliate of the Company, its Sponsor or its subsidiaries. The property, a 42 story office building built in 1952, fronts on Broadway, 7th Avenue and 39th Street in midtown Manhattan. The ground lease, dated as of January 14, 1954, provided for multiple renewal rights, with the last renewal period expiring on December 31, 2048. The Sub-leasehold Interest ran concurrently with the ground lease.

On April 30, 2015, 1407 Broadway completed the disposition of the Sub-leasehold Interest to an unrelated third party for aggregate consideration of approximately $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $15.1 million.  The Company’s remaining investment in 1407 Broadway was approximately $2.0 million at December 31, 2015; representing its share of 1407 Broadway’s remaining net assets, which were subsequently distributed to the Company in January 2016. As a result, the Company has no remaining investment in 1407 Broadway.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $141.3 million and $138.3 million as of December 31, 2016 and 2015, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2016, remaining contributions of up to $76.2 million were unfunded. Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company recognized investment income of $16.3 million, $6.7 million and $1.9 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2016	December 31, 2015	December 31, 2016	2016	2015	2014
365 Bond Street	12%	$-	$42,237	$-	$2,252	$5,079	$1,944
40 East End Avenue	8% to 12%	30,000	28,768	-	2,408	1,444	-
30-02 39th Avenue	9% to 12%	12,300	7,301	37,700	1,429	184	-
485 7th Avenue	12%	60,000	60,000	-	7,320	20	-
East 11th Street	12%	31,271	-	26,229	2,688	-	-
Miami Moxy	12%	7,682	-	12,318	203		-
Total Preferred Investments		$141,253	$138,306	$76,247	$16,300	$6,727	$1,944

365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  These contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain events. During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million, in an affiliate of our Sponsor which owns a parcel of land located at 40 East End Avenue in New York City on which it intends to construct a residential condominium project.  These contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions at an initial rate of 8% per annum increasing to 12% per annum upon procurement of construction financing and redeemable by us on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they intend to construct a residential apartment project. These contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that are entitled to monthly preferred distributions between 9% and 12% per annum and redeemable by us upon the occurrence of certain capital transactions.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they are constructing a 612-room Marriott Moxy hotel. These contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and redeemable by us upon the occurrence of certain capital transactions.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). These contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million to $57.5 million.

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205 room Marriott Moxy hotel (the “Miami Moxy”). These contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years ended December 31, 2016 and 2015 by the Company’s principal accounting firms:

(in thousands)	2016	2015

Audit Fees (a)	$322	$396
Audit-Related Fees (b)	-	18
Tax Fees (c)	207	338
Other (d)	-	-
Total Fees	$529	$752

a)	Fees for audit services in 2016 and 2015 consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

d)	Fees for a special project.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2016.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2016.

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

Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
10.2(2)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Robert A. Stanger & Co., Inc.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 20, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 20, 2017	By:	s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 20, 2017

/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2017

/s/ George R. Whittemore George R. Whittemore	Director	March 20, 2017

/s/ Miriam Weinstein Miriam Weinstein	Director	March 20, 2017

/s/ Yehuda L. Angster Yehuda L. Angster	Director	March 20, 2017

