Form 10-Q
period 2017-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2017-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of May 8, 2017, there were approximately 25.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)
Assets
Investment property:
Land and improvements	$60,488	$60,485
Building and improvements	203,033	203,054
Furniture and fixtures	17,945	17,613
Construction in progress	123	962
Gross investment property	281,589	282,114
Less accumulated depreciation	(51,774)	(49,773)
Net investment property	229,815	232,341
Investment in related parties	144,213	142,752
Cash and cash equivalents	101,975	105,539
Marketable securities, available for sale	51,271	52,495
Restricted escrows	3,866	2,818
Tenant and other accounts receivable	1,571	1,875
Mortgage receivable	4,852	4,893
Intangible assets, net	618	693
Prepaid expenses and other assets	4,749	3,889
Total Assets	$542,930	$547,295

Liabilities and Stockholders' Equity
Mortgages payable, net	$183,365	$183,313
Notes payable, net	18,590	18,586
Accounts payable, accrued expenses and other liabilities	20,035	18,827
Due to related parties	577	573
Tenant allowances and deposits payable	1,475	1,429
Distributions payable	4,323	4,432
Deferred rental income	1,076	1,105
Acquired below market lease intangibles, net	410	446
Total Liabilities	229,851	228,711

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 25,026 and 25,101 shares issued and outstanding, respectively	250	251
Additional paid-in-capital	196,285	197,036
Accumulated other comprehensive income	15,310	15,954
Accumulated surplus	81,011	84,240
Total Company's stockholders' equity	292,856	297,481
Noncontrolling interests	20,223	21,103
Total Stockholders' Equity	313,079	318,584
Total Liabilities and Stockholders' Equity	$542,930	$547,295

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Rental income	$7,667	$9,234
Tenant recovery income	946	1,147
Other service income	2,776	2,788
Total revenues	11,389	13,169
Expenses:
Property operating expenses	6,123	6,900
Real estate taxes	680	909
General and administrative costs	1,435	1,476
Depreciation and amortization	2,793	2,980
Total operating expenses	11,031	12,265
Operating income	358	904
Other expense, net	(17)	(275)
Interest and dividend income	4,703	4,970
Interest expense	(3,706)	(3,765)
Loss on sale of marketable securities, available for sale	(33)	(222)
Net income	1,305	1,612
Less: net income attributable to noncontrolling interests	(211)	(234)
Net income attributable to Company's common shares	$1,094	$1,378

Net income per Company’s common share, basic and diluted	$0.04	$0.05

Weighted average number of common shares outstanding, basic and diluted	25,059	25,938

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months March 31,
	2017	2016

Net income	$1,305	$1,612

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(723)	3,168
Reclassification adjustment for loss included in net income	(33)	(222)

Other comprehensive (loss)/income	(756)	2,946

Comprehensive income	549	4,558

Less: Comprehensive income attributable to noncontrolling interests	(100)	(519)
Comprehensive income attributable to Company's common shares	$449	$4,039

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Surplus	Interests	Total Equity
BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584
Net income	-	-	-	-	1,094	211	1,305
Other comprehensive loss	-	-	-	(644)	-	(112)	(756)
Distributions declared	-	-	-	-	(4,323)	-	(4,323)
Distributions paid to noncontrolling interests	-	-	-	-	-	(983)	(983)
Contributions received from noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(75)	(1)	(751)	-	-	-	(752)
BALANCE, March 31, 2017	25,026	$250	$196,285	$15,310	$81,011	$20,223	$313,079

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,305	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,793	2,980
Mark to market adjustment on derivative financial instruments	(65)	294
Loss on sale of marketable securities, available for sale	33	222
Other non-cash adjustments	192	75
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(492)	(1,324)
Decrease in tenant and other accounts receivable	217	218
Increase in tenant allowances and deposits payable	119	162
Increase in accounts payable, accrued expenses and other liabilities	708	1,225
Increase in due to related parties	4	263
(Decrease)/increase in deferred rental income	(29)	36

Net cash provided by operating activities	4,785	5,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(666)	(890)
Collections on mortgage receivable	41	25
Proceeds from sale of marketable securities	436	1,811
Proceeds from preferred investments in related parties	2,300	-
Contributions in preferred investments in related parties	(3,738)	(2,700)
Distributions from investment in unconsolidated affiliated real estate entity	-	1,989
Proceeds from sale of investment property and other real estate assets	-	214
Funding of restricted escrows	(457)	(364)

Net cash (used in)/provided by investing activities	(2,084)	85

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(102)	(488)
Redemption and cancellation of common stock and noncontrolling interests	(752)	(1,343)
Contributions received from noncontrolling interests	4	1
Distributions paid to noncontrolling interests	(983)	(8,114)
Distributions paid to Company's common stockholders	(4,432)	(4,528)

Net cash used in financing activities	(6,265)	(14,472)

Net change in cash and cash equivalents	(3,564)	(8,624)
Cash and cash equivalents, beginning of year	105,539	68,459
Cash and cash equivalents, end of period	$101,975	$59,835

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,363	$2,407
Distributions declared	$4,323	$4,455
Non cash purchase of investment property	$23	$190

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of March 31, 2017.

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

As of March 31, 2017, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, one multi-family residential property containing a total of 199 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of March 31, 2017, the retail properties, the industrial properties and the multi-family residential properties were 85%, 71% and 98% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $66 (whole dollars) and occupancy was 57% for the three months ended March 31, 2017.

Noncontrolling Interests

As of March 31, 2017, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2016 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  This guidance will not have a material impact on the Company’s consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If this standard had been in effect for the three months ended March 31, 2017 and 2016, it would have resulted in a (decrease)/increase to net income of approximately ($0.8 million) and $2.6 million, respectively.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  While the Company has not decided on the implementation method, we do not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$271	$-	$1,676
Marco OP Units and Marco II OP Units	19,227	16,769	-	35,996
Corporate Bonds and Preferred Equities	11,382	71	(1)	11,452
Mortgage Backed Securities ("MBS")	2,450	-	(303)	2,147
Total	$34,464	$17,111	$(304)	$51,271

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$325	$-	$1,730
Marco OP Units and Marco II OP Units	19,227	17,949	-	37,176
Corporate Bonds and Preferred Equities	11,382	-	(397)	10,985
Mortgage Backed Securities ("MBS")	2,918	-	(314)	2,604
Total	$34,932	$18,274	$(711)	$52,495

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

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2017 and 2016, the Company did not recognize any impairment charges. As of March 31, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.83% as of March 31, 2017) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (2.33% as of March 31, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2017 and December 31, 2016 and is included in Notes Payable on the consolidated balance sheets. The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If the Company is unable to extend or replace the Line of Credit, it will repay the then outstanding balance in full at the expiration date using available cash.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,676	$-	$-	$1,676
Marco OP and OP II Units	-	35,996	-	35,996
Corporate Bonds and Preferred Equities	-	11,452	-	11,452
MBS	-	2,147	-	2,147
Total	$1,676	$49,595	$-	$51,271

	Fair Value Measurement Using
As of December 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,730	$-	$-	$1,730
Marco OP and OP II Units	-	37,176	-	37,176
Corporate Bonds and Preferred Equities	-	10,985	-	10,985
MBS	-	2,604	-	2,604
Total	$1,730	$50,765	$-	$52,495

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

4.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2017	Maturity Date	Amount Due at Maturity	As of March 31, 2017	As of December 31, 2016

Oakview Plaza	10.49%	10.49%	Due on demand	$25,583	$25,583	$25,583

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,205

St. Augustine Outlet Center	LIBOR + 4.50%	5.30%	August 2018	20,400	20,400	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.53%	June 2020	13,494	14,786	14,888

Total mortgages payable		6.08%		$174,999	$185,474	$185,576

Less: Deferred financing costs					(2,109)	(2,263)

Total mortgages payable, net					$183,365	$183,313

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Libor as of March 31, 2017 and December 31, 2016 was 0.98% and 0.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total

Principal maturities	$76,094	$21,967	$1,621	$14,924	$1,328	$69,540	$185,474

Less: Deferred financing costs							(2,109)

Total principal maturities, net							$183,365

Pursuant to the Company’s loan agreements, escrows in the amount of $3.9 million and $2.1 million were held in restricted escrow accounts as of March 31, 2017 and December 31, 2016, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio and Oakview Plaza as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio will not have a material impact on its results of operations or financial position.

Additionally, the Company’s non-recourse mortgage loan secured by Oakview Plaza (the “Oakview Plaza Mortgage”) matured in January 2017 and has been transferred to a special servicer by the lender. The Company is currently in discussions with the special servicer to restructure the terms of the Oakview Plaza Mortgage. However, there can be no assurances that it will be successful in these efforts. Because the Oakview Plaza Mortgage is non-recourse to the Company, it does not believe the loss of cash flow from this property or the loss of this property will have a material impact on its results of operations or financial position.

Although the lenders are currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense on both of these mortgage loans pursuant to the terms of their respective loan agreements. Default interest expense of $0.9 million and $0.5 million was accrued during the three months ended March 31, 2017 and 2016, respectively. As a result, cumulative accrued default interest expense of $10.1 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as these mortgage loans are non-recourse to it.

Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

5.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Asset management fees (general and administrative costs)	$562	$620
Property management fees (property operating expenses)	190	290
Development fees and leasing commissions*	482	49
Total	$1,234	$959

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

During the three months ended March 31, 2017, distributions of $0.5 million were declared and paid on the SLP units.

The Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $142.7 million and $141.3 million as of March 31, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the three months ended March 31, 2017, the Company made $3.8 million of additional contributions and redeemed $2.3 million of the Preferred Investments and as of March 31, 2017, remaining contributions of up to $74.8 million were unfunded. Additionally, during the three months ended March 31, 2017 and 2016, the Company recognized investment income of $4.0 million and $3.9 million, respectively, which is included in interest and dividend income on the consolidated statements of operations. The Company did not enter into any new Preferred Investments during the quarter ended March 31, 2017.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2017	December 31, 2016	March 31,2017	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$1,281
40 East End Avenue	8% to 12%	30,000	30,000	-	633	582
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	335	221
485 7th Avenue	12%	60,000	60,000	-	1,800	1,820
East 11th Street	12%	33,094	31,271	24,406	945	-
Miami Moxy	12%	9,597	7,682	10,403	250	-
Total Preferred Investments		$142,691	$141,253	$74,809	$3,963	$3,904

7.	Financial Instruments

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.5	$183.4	$185.6	$183.2

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

8.	Segment Information

The Company currently operates in four business segments as of March 31, 2017: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2017 and 2016 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2017 and December 31, 2016. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2016 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 6).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2017 and 2016, and total assets as of March 31, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,714	2,158	$1,581	$4,936	$-	$11,389

Property operating expenses	938	458	541	4,185	1	6,123
Real estate taxes	380	18	201	81	-	680
General and administrative costs	83	10	4	76	1,262	1,435
Net operating income/(loss)	1,313	1,672	835	594	(1,263)	3,151

Depreciation and amortization	1,226	405	440	722	-	2,793
Operating income/(loss)	$87	$1,267	$395	$(128)	$(1,263)	$358

As of March 31, 2016:
Total Assets	$99,724	$70,508	$49,613	$25,379	$297,706	$542,930

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended March 31, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,858	4,506	$1,379	$4,426	$-	$13,169
Property operating expenses	932	1,368	498	4,101	1	6,900
Real estate taxes	362	262	204	81	-	909
General and administrative costs	13	18	5	74	1,366	1,476
Net operating income/(loss)	1,551	2,858	672	170	(1,367)	3,884
Depreciation and amortization	1,158	730	402	690	-	2,980
Operating income/(loss)	$393	$2,128	$270	$(520)	$(1,367)	$904
As of December 31, 2016:
Total Assets	$100,105	$71,170	$49,509	$25,071	$301,440	$547,295

9.	Commitments and Contingencies

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

10.	Subsequent Events

Distribution Payment

On April 17, 2017, the distribution for the three-month period ending March 31, 2017 of $4.3 million was paid in cash.

Distribution Declaration

On May 11, 2017, the Board authorized and the Company declared a distribution for the three-month period ending June 30, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2017 to shareholders of record as of June 30, 2017.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of March 31, 2017	Annualized Revenues based on rents at March 31, 2017	Annualized Revenues per square foot at March 31, 2017
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,455	83.3%	$4.0 million	$14.36
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	87.0%	$2.3 million	$14.79
DePaul Plaza	Bridgeton, MO	1985	187,090	87.5%	$1.9 million	$11.89
		Retail Total	699,319	85.3%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	58.8%	$2.2 million	$10.91
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	81.6%	$1.9 million	$4.81
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	63.7%	$0.8 million	$6.88

		Industrial Total	1,006,861	70.7%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2017	Annualized Revenues based on rents at March 31, 2017	Annualized Revenues per unit at March 31, 2017

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	98.0%	$9.0 million	$45,969

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of March 31, 2017	Revenue per Available Room ("RevPAR") for the Three Months Ended March 31, 2017	Average Daily Rate For the Six Months Ended March 31, 2017
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1976	32,670	56.5%	$66.10	$116.97

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

The disposition of the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Southeastern Michigan Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition. The operating results of the apartment communities contained in the Southeastern Michigan Properties were included in our Multi-Family Residential Segment through their respective dates of disposition.

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

For the Three Months Ended March 31, 2017 vs. March 31, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.8 million to $11.4 million for the three months ended March 31, 2017 compared to $13.2 million for the same period in 2016. See “Segment Results of Operations for the Three Months Ended March 31, 2017 compared to March 31, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $0.8 million to $6.1 million for the three months ended March 31, 2017 compared to $6.9 million for the same period in 2016. This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Real estate taxes

Real estate taxes expense decreased by approximately $0.2 million to $0.7 million for the three months ended March 31, 2017 compared to $0.9 million the same period in 2016.  This decrease primarily reflects lower expenses resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses were relatively flat decreasing by approximately $0.1 million to $1.4 million for the three months ended March 31, 2017 compared to $1.5 million the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.2 million to $2.8 million for the three months ended March 31, 2017 compared to $3.0 million the same period in 2016.  This decrease primarily reflects lower depreciation expense resulting from the disposition of the Southeastern Michigan Multi-Family Properties.

Interest and dividend income

Interest and dividend income decreased by approximately $0.3 million to $4.7 million for the three months ended March 31, 2017 compared to $5.0 million the same period in 2016. The decrease reflects lower interest and dividend income from our investments in marketable securities of $0.4 million partially offset by an increase of $0.1 million in investment income from our Preferred Investments (see Note 6).

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively flat decreasing by approximately $0.1 million to $3.7 million for the three months ended March 31, 2017 compared to $3.8 million for the same period in 2016.

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

Segment Results of Operations for the Three Months Ended March 31, 2017 compared to March 31, 2016

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$2,714	$2,858	$(144)	-5.0%
NOI	1,313	1,551	(238)	-15.3%
Average Occupancy Rate for period	84.4%	87.2%		-2.8%

The following table represents lease expirations for the Retail Segment as of March 31, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	12	28,565	430,876	5.2%	5.8%
2018	13	94,129	1,550,500	17.0%	20.8%
2019	18	77,320	1,534,257	14.0%	20.6%
2020	9	196,045	2,220,755	35.3%	29.7%
2021	6	45,564	670,471	8.2%	9.0%
2022	2	6,400	106,000	1.2%	1.4%
2023	1	28,000	479,920	5.1%	6.4%
2024	1	1,163	51,821	0.2%	0.7%
2025	6	47,301	359,888	8.6%	4.8%
2026	2	28,687	56,382	5.2%	0.8%
Thereafter	-	-	-	-	-
	70	553,174	7,460,870	100.0%	100.0%

As of March 31, 2017, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$2,158	$4,506	$(2,348)	-52.1%
NOI	1,672	2,858	(1,186)	-41.5%
Average Occupancy Rate for period	98.0%	96.7%		1.3%

Revenues and NOI decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the disposition of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties during 2016. Revenues and NOI decreased by approximately $2.3 million and $1.2 million, respectively, for the three months ended March 31, 2017 compared to the same period in 2016 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$1,581	$1,379	$202	14.6%
NOI	835	672	163	24.3%
Average Occupancy Rate for period	70.1%	61.8%		8.3%

The following table represents lease expirations for our Industrial Segment as of March 31, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	34	158,738	503,002	22.3%	11.2%
2018	27	212,882	1,526,062	29.8%	34.0%
2019	17	93,257	530,578	13.1%	11.8%
2020	14	120,360	1,161,806	16.9%	25.8%
2021	2	6,667	54,719	0.9%	1.2%
2022	4	32,003	199,059	4.5%	4.4%
2023	1	88,800	519,480	12.5%	11.6%
Thereafter	-	-	-	-	-
	99	712,707	4,494,706	100.0%	100.0%

As of March 31, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$4,936	$4,426	$510	11.5%
NOI	594	170	424	249.4%
Average Occupancy Rate for period	56.5%	42.8%		13.7%
Rev PAR	$66.10	$49.57	$16.53	33.3%

Revenues and NOI increased during the three months ended March 31, 2017 compared to the same period in 2016 resulting from increased occupancy levels and RevPAR at the DoubleTree – Danvers, our only hospitality property, during the 2017 period.

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

We currently have $185.5 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2017, our total borrowings of $204.1 million represented 56% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Asset management fees (general and administrative costs)	$562	$620
Property management fees (property operating expenses)	190	290
Development fees and leasing commissions*	482	49
Total	$1,234	$959

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of March 31, 2017, we had approximately $102.0 million of cash and cash equivalents on hand and $51.3 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2017	2016

Net cash flows provided by operating activities	$4,808	$5,786
Net cash flows (used in)/provided by investing activities	(2,107)	62
Net cash flows used in financing activities	(6,265)	(14,472)
Net change in cash and cash equivalents	(3,564)	(8,624)

Cash and cash equivalents, beginning of year	105,539	68,459
Cash and cash equivalents, end of the period	$101,975	$59,835

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds and proceeds from preferred investments in related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions.

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

Operating activities

Net cash flows provided by operating activities of $4.8 million for the three months ended March 31, 2017 consists of the following:

•	cash inflows of approximately $4.3 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $0.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $2.1 million for the three months ended March 31, 2017 consists primarily of the following:

•	purchases of investment property of approximately $0.6 million;

•	net preferred investments in related parties of $1.4 million;

•	proceeds from the sale and redemption of marketable securities of $0.4 million; and

•	funding of restricted escrows of $0.5 million.

Financing activities

The net cash used by financing activities of approximately $6.3 million for the three months ended March 31, 2017 is primarily related to the following:

•	distributions to our common shareholders of $4.4 million;

•	redemptions and cancellation of common stock of $0.8 million;

•	aggregate distributions to our noncontrolling interests of $1.0 million;

•	debt principal payments $0.1 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $142.7 million and $141.3 million as of March 31, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. During the three months ended March 31, 2017, we made $3.8 million of additional contributions and redeemed $2.3 million of the Preferred Investments and as of March 31, 2017, remaining contributions of up to $74.8 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2017	December 31, 2016	March 31,2017	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$1,281
40 East End Avenue	8% to 12%	30,000	30,000	-	633	582
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	335	221
485 7th Avenue	12%	60,000	60,000	-	1,800	1,820
East 11th Street	12%	33,094	31,271	24,406	945	-
Miami Moxy	12%	9,597	7,682	10,403	250	-
Total Preferred Investments		$142,691	$141,253	$74,809	$3,963	$3,904

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2016 we repurchased approximately 3.1 million shares of common stock. For the three months ended March 31, 2017, we repurchased approximately 75,156 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2017.

Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Payable	$76,094	$21,967	$1,621	$14,924	$1,328	$69,540	$185,474
Interest Payments[1]	3,822	4,656	3,832	3,517	3,191	9,112	28,130

Total Contractual Obligations	$79,916	$26,623	$5,453	$18,441	$4,519	$78,652	$213,604

1)	The non-recourse mortgages associated with the Gulf Coast Industrial Portfolio and Oakview Plaza are due on demand and therefore, no future interest payments on these mortgages are included in these amounts.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio and Oakview Plaza as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio will not have a material impact on its results of operations or financial position.

Additionally, the Company’s non-recourse mortgage loan secured by Oakview Plaza (the “Oakview Plaza Mortgage”) matured in January 2017 and has been transferred to a special servicer by the lender. The Company is currently in discussions with the special servicer to restructure the terms of the Oakview Plaza Mortgage. However, there can be no assurances that it will be successful in these efforts. Because the Oakview Plaza Mortgage is non-recourse to the Company, it does not believe the loss of cash flow from this property or the loss of this property will have a material impact on its results of operations or financial position.

Although the lenders are currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense on both of these mortgage loans pursuant to the terms of their respective loan agreements. Default interest expense of $0.9 million and $0.5 million was accrued during the three months ended March 31, 2017 and 2016, respectively. As a result, cumulative accrued default interest expense of $10.1 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as these mortgage loans are non-recourse to it.

Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.83% as of March 31, 2017) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2017 and bears interest at Libor plus 1.35% (2.33% as of March 31, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2017 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using cash proceeds from the sale of assets or redemptions of our preferred investments in related parties.

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

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to straight line rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$1,305	$1,612
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,793	2,980
Equity in depreciation and amortization for unconsolidated affiliated real estate entity	-	-
Discontinued operations:
Depreciation and amortization of real estate assets	-	-
Gain on disposal of investment property	-	-

FFO	4,098	4,592
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	12
Amortization of above or below market leases and liabilities(2)	(31)	(28)
Mark-to-market adjustments(3)	(65)	294
Non-recurring losses/(gains) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-
Loss/(gain) on sale of marketable securities	33	222

MFFO	4,035	5,092
Straight-line rent(5)	$(67)	$15
MFFO - IPA recommended format(6)	$3,968	$5,107

Net income	$1,305	$1,612
Less: income attributable to noncontrolling interests	(211)	(234)
Net income applicable to company's common shares	$1,094	$1,378
Net income per common share, basic and diluted	$0.04	$0.05

FFO	$4,098	$4,592
Less: FFO attributable to noncontrolling interests	(428)	(453)
FFO attributable to company's common shares	$3,670	$4,139
FFO per common share, basic and diluted	$0.15	$0.16

MFFO - IPA recommended format	$3,968	$5,107
Less: MFFO attributable to noncontrolling interests	(419)	(458)
MFFO attributable to company's common shares	$3,549	$4,649

Weighted average number of common shares outstanding, basic and diluted	25,059	25,585

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Default interest expense(a)	$(896)	$(511)
Allocations to noncontrolling interests	17	10
Total after allocations to noncontrolling interests	$(879)	$(501)

(a)	Represents default interest expense on our non-recourse mortgage loans collateralized by our Gulf Coast Industrial Portfolio and Oakview Plaza. Although the lenders are currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreements. Additionally, we have had various discussions with the special servicers to restructure the terms of the non-recourse mortgage loans and do not expect to pay any of the default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,428 and $5,150 for the three months ended March 31, 2017 and 2016, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2017

FFO attributable to Company’s common shares	$180,776
Distributions paid	$185,488

On April 17, 2017, the distribution for the three-month period ending March 31, 2017 of $4.3 million was paid in cash.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2017 through the date of this filing.

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

As of March 31, 2017, we held various marketable securities with a fair value of approximately $51.3 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2017, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.1 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of March 31, 2017:

Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
$76,094	$21,967	$1,621	$14,924	$1,328	$69,540	$185,474

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.5	$183.4	$185.6	$183.2

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

