Form 10-Q
period 2017-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2017-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No ☑

As of August 1, 2017, there were approximately 25.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
Assets

Investment property:
Land and improvements	$60,506	$60,485
Building and improvements	204,486	203,054
Furniture and fixtures	16,774	17,613
Construction in progress	182	962

Gross investment property	281,948	282,114
Less accumulated depreciation	(54,038)	(49,773)
Net investment property	227,910	232,341
Investment in related parties	148,785	142,752
Cash and cash equivalents	100,731	105,539
Marketable securities, available for sale	54,169	52,495
Restricted escrows	4,443	2,818
Tenant and other accounts receivable	1,717	1,875
Mortgage receivable	-	4,893
Intangible assets, net	559	693
Prepaid expenses and other assets	5,205	3,889

Total Assets	$543,519	$547,295

Liabilities and Stockholders' Equity
Mortgages payable, net	$183,414	$183,313
Notes payable, net	18,594	18,586
Accounts payable, accrued expenses and other liabilities	22,198	18,827
Due to related parties	570	573
Tenant allowances and deposits payable	1,305	1,429
Distributions payable	4,360	4,432
Deferred rental income	947	1,105
Acquired below market lease intangibles, net	375	446

Total Liabilities	231,763	228,711

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,965 and 25,101 shares issued and outstanding, respectively	250	251
Additional paid-in-capital	195,674	197,036
Accumulated other comprehensive income	13,588	15,954
Accumulated surplus	82,888	84,240

Total Company's stockholders' equity	292,400	297,481
	-	-
Noncontrolling interests	19,356	21,103

Total Stockholders' Equity	311,756	318,584

Total Liabilities and Stockholders' Equity	$543,519	$547,295

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Rental income	$8,953	$9,934	$16,620	$19,168
Tenant recovery income	869	1,045	1,815	2,192
Other service income	2,989	2,962	5,765	5,750

Total revenues	12,811	13,941	24,200	27,110

Expenses:
Property operating expenses	6,738	7,196	12,861	14,096
Real estate taxes	669	805	1,349	1,714
General and administrative costs	1,006	1,162	2,441	2,638
Depreciation and amortization	2,721	2,910	5,514	5,890

Total operating expenses	11,134	12,073	22,165	24,338

Operating income	1,677	1,868	2,035	2,772

Other income/(loss), net	76	117	(6)	136
Mark to market adjustment on derivative financial instruments	(8)	(118)	57	(412)
Interest and dividend income	5,094	5,148	9,797	10,118
Interest expense	(3,489)	(3,298)	(7,195)	(7,063)
Loss on sale and redemption of marketable securities	(16)	(715)	(49)	(937)
Gain on disposition of real estate	-	19,906	-	19,906
Gain on satisfaction of mortgage receivable	3,216	-	3,216	-

Net income	6,550	22,908	7,855	24,520

Less: net income attributable to noncontrolling interests	(312)	(622)	(523)	(856)

Net income attributable to Company's common shares	$6,238	$22,286	$7,332	$23,664

Net income per Company’s common share, basic and diluted	$0.25	$0.87	$0.29	$0.93

Weighted average number of common shares outstanding, basic and diluted	24,989	25,473	25,024	25,529

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$6,550	$22,908	$7,855	$24,520

Other comprehensive (loss)/income
Holding (loss)/gain on marketable securities, available for sale	(1,952)	1,968	(2,741)	4,692
Reclassification adjustment for loss included in net income	16	715	49	937

Other comprehensive (loss)/income\	(1,936)	2,683	(2,692)	5,629

Comprehensive income	4,614	25,591	5,163	30,149

Less: Comprehensive income attributable to noncontrolling interests	(97)	(830)	(197)	(1,349)

Comprehensive income attributable to Company's common shares	$4,517	$24,761	$4,966	$28,800

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584
Net income	-	-	-	-	7,332	523	7,855
Other comprehensive losss	-	-	-	(2,366)	-	(326)	(2,692)
Distributions declared	-	-	-	-	(8,684)	-	(8,684)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,951)	(1,951)
Contributions received from noncontrolling interests	-	-	-	-	-	7	7
Redemption and cancellation of shares	(136)	(1)	(1,362)	-	-	-	(1,363)
BALANCE, June 30, 2017	24,965	$250	$195,674	$13,588	$82,888	$19,356	$311,756

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,855	$24,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,514	5,890
Mark to market adjustment on derivative financial instruments	(57)	412
Loss on sale of marketable securities, available for sale	49	937
Gain on disposition of real estate	-	(19,906)
Gain on satisfaction of mortgage receivable	(3,216)	-
Other non-cash adjustments	351	320
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,184)	(648)
Decrease in tenant and other accounts receivable	57	14
Decrease in tenant allowances and deposits payable	(3)	(496)
Increase in accounts payable, accrued expenses and other liabilities	2,478	1,461
(Decrease)/increase in due to related parties	(3)	756
Decrease in deferred rental income	(158)	(79)

Net cash provided by operating activities	11,683	13,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,428)	(1,871)
Purchase of marketable securities	(5,081)	-
Collections on mortgage receivable	8,109	74
Proceeds from sale and redemption of marketable securities	667	28,220
Proceeds from preferred investments in related parties	2,300	42,237
Investment in joint venture	(103)	(7)
Contributions in preferred investments in related parties	(8,230)	(44,532)
Distributions from investment in unconsolidated affiliated real estate entity	-	1,989
Proceeds from sale of investment property and other real estate assets	233	50,574
(Funding)/refund of restricted escrows	(692)	5,880

Net cash (used in)/provided by investing activities	(4,225)	82,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(204)	(62,728)
Redemption and cancellation of common stock	(1,363)	(1,953)
Contributions received from noncontrolling interests	7	5
Distributions paid to noncontrolling interests	(1,951)	(9,225)
Distributions paid to Company's common stockholders	(8,755)	(8,982)

Net cash used in financing activities	(12,266)	(82,883)

Net change in cash and cash equivalents	(4,808)	12,862
Cash and cash equivalents, beginning of year	105,539	68,459
Cash and cash equivalents, end of period	$100,731	$81,321

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$2,452	$4,595
Distributions declared but not paid	$4,360	$4,432
Non cash purchase of investment property	$48	$109

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2017.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, Inc., under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, David Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP, LLC, which has subordinated profits interests (“SLP units”) in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

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

As of June 30, 2017, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 3 retail properties containing a total of approximately 0.7 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space, one multi-family residential property containing a total of 199 units, and one hotel hospitality property containing 363 rooms. All of the Company’s properties are located within the United States. As of June 30, 2017, the retail properties, the industrial properties and the multi-family residential properties were 85%, 73% and 96% occupied based on a weighted-average basis, respectively. The Company’s hotel hospitality property’s average revenue per available room (“Rev PAR”) was $86 (whole dollars) and occupancy was 68% for the six months ended June 30, 2017.

Noncontrolling Interests

As of June 30, 2017, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If this standard had been in effect for the three and six months ended June 30, 2017 it would have resulted in a decrease net income of approximately $1.9 million and $2.7 million, respectively and if this standard had been in effect for the three and six months ended June 30, 2016 it would have resulted in an increase to net income of approximately $2.7 million and $5.6 million, respectively.

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

3.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$170	$-	$1,575
Marco OP Units and Marco II OP Units	19,227	14,620	-	33,847
Corporate Bonds and Preferred Equities	16,464	388	(6)	16,846
Mortgage Backed Securities ("MBS")	2,202	-	(301)	1,901
Total	$39,298	$15,178	$(307)	$54,169

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$325	$-	$1,730
Marco OP Units and Marco II OP Units	19,227	17,949	-	37,176
Corporate Bonds and Preferred Equities	11,382	-	(397)	10,985
Mortgage Backed Securities ("MBS")	2,918	-	(314)	2,604
Total	$34,932	$18,274	$(711)	$52,495

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

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the six months ended June 30, 2017 and 2016, the Company did not recognize any impairment charges. As of June 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.94% as of June 30, 2017) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (2.44% as of June 30, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2017 and December 31, 2016 and is included in Notes Payable on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,575	$-	$-	$1,575
Marco OP and OP II Units	-	33,847	-	33,847
Corporate Bonds and Preferred Equities	-	16,846	-	16,846
MBS	-	1,901	-	1,901
Total	$1,575	$52,594	$-	$54,169

	Fair Value Measurement Using
As of December 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,730	$-	$-	$1,730
Marco OP and OP II Units	-	37,176	-	37,176
Corporate Bonds and Preferred Equities	-	10,985	-	10,985
MBS	-	2,604	-	2,604
Total	$1,730	$50,765	$-	$52,495

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

4.	Mortgage Receivable

In June 2011, the Company acquired a senior mortgage note (the “Senior Mortgage”) with an outstanding principal balance of $8.8 million for $5.6 million from, an unaffiliated third party. The purchase price reflected a discount of $3.2 million to the then outstanding principal balance.

The Senior Mortgage was originated by Banc of America in July 2007 with an initial principal balance of $9.1 million. It was collateralized by a Holiday Inn Express located in East Brunswick, New Jersey and bore interest at a fixed rate of 6.33% per annum with scheduled monthly principal and interest payments of approximately $56 through its stated maturity in August 2017. However, the Senior Mortgage was transferred to special servicing in February 2010 due to payment defaults. Because the Senior Mortgage was in default, the aforementioned discount was not amortized by the Company.

As a result of the payment defaults, the borrower was required to transfer any excess cash flow from the underlying collateral to the Company on a monthly basis. The Company applied the cash receipts method of income recognition, whereby the Company recognized any excess cash, after the required funding for real estate taxes and insurance and other escrow-related disbursements, as interest income until such time as the borrower was current on all amounts owed to the Company for interest and then any remaining cash was applied as a reduction to the Company’s carrying amount of the Senior Mortgage.

In June 2017, the Company received a payment of approximately $8.1 million in full satisfaction of the Senior Mortgage and recorded a gain on satisfaction of mortgage receivable of $3.2 million representing the difference between the $8.1 million received and the Company’s $4.9 million carrying value of the Senior Mortgage.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2017	Maturity Date	Amount Due at Maturity	As of June 30, 2017	As of December 31, 2016

Oakview Plaza	10.49%	10.49%	Due on demand	$25,583	$25,583	$25,583

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,205

St. Augustine Outlet Center	LIBOR + 4.50%	5.41%	August 2018	20,400	20,400	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.63%	June 2020	13,494	14,684	14,888

Total mortgages payable		6.79%		$174,999	$185,372	$185,576

Less: Deferred financing costs					(1,958)	(2,263)

Total mortgages payable, net					$183,414	$183,313

Libor as of June 30, 2017 and December 31, 2016 was 1.09% and 0.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$75,992	$21,967	$1,621	$14,924	$1,328	$69,540	$185,372

Less: Deferred financing costs							(1,958)

Total principal maturities, net							$183,414

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio and Oakview Plaza as discussed below. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio or the loss of these properties will not have a material impact on its results of operations or financial position.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Although the lenders are currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense on both of these mortgage loans pursuant to the terms of their respective loan agreements. Default interest expense of $0.8 million and $1.7 million was accrued during the three and six months ended June 30, 2017 and default interest expense of $0.5 million and $1.0 million was accrued during the three and six months ended June 30, 2016. As a result, cumulative accrued default interest expense of $10.9 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as these mortgage loans are non-recourse to it.

In addition, the Company’s recourse mortgage loan secured by the St. Augustine Outlet Center (outstanding principal balance of $20.4 million as of June 30, 2017) initially matures in August 2018 and has two one-year extensions, subject to satisfaction of certain conditions. The Company currently intends to exercise the extension option before the initial maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

7.	Related Party Transactions

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management fees (general and administrative costs)	$565	623	$1,128	1,243
Property management fees (property operating expenses)	186	259	376	549
Development fees and leasing commissions*	99	2	581	51
Total	$850	$884	$2,085	$1,843

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

During the six months ended June 30, 2017, distributions of $1.0 million were declared and paid on the SLP units.

The Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $147.2 million and $141.3 million as of June 30, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the six months ended June 30, 2017, the Company made $8.2 million of additional contributions and redeemed $2.3 million of the Preferred Investments and as of June 30, 2017, remaining contributions of up to $70.3 million were unfunded. During the three and six months ended June 30, 2017, the Company recognized investment income of $4.4 million and $8.3 million, respectively, and during the three and six months ended June 30, 2016, the Company recognized investment income of $4.3 million and $8.2 million, respectively, which is included in interest and dividend income on the consolidated statements of operations. The Company did not enter into any new Preferred Investments during the six months ended June 30, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2017	December 31, 2016	June 30,2017	2017	2016	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$971	$-	$2,252
40 East End Avenue	8% to 12%	30,000	30,000	-	910	600	1,543	1,182
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	304	352	639	573
485 7th Avenue	12%	60,000	60,000	-	1,820	1,820	3,620	3,640
East 11th Street	12%	36,394	31,271	21,106	1,035	602	1,980	602
Miami Moxy	12%	10,790	7,682	9,210	309	-	559	-
Total Preferred Investments		$147,184	$141,253	$70,316	$4,378	$4,345	$8,341	$8,249

8.	Financial Instruments

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.4	$183.7	$185.6	$183.2

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

9.	Segment Information

The Company currently operates in four business segments as of June 30, 2017: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2017 and 2016 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2017 and December 31, 2016. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2016 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 7).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Selected results of operations for the three and six months ended June 30, 2017 and 2016, and total assets as of June 30, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,639	2,167	$1,521	$6,484	$-	$12,811

Property operating expenses	939	480	507	4,812	-	6,738
Real estate taxes	379	18	192	80	-	669
General and administrative costs	7	20	(20)	42	957	1,006

Net operating income/(loss)	1,314	1,649	842	1,550	(957)	4,398

Depreciation and amortization	1,146	406	441	728	-	2,721
				-
Operating income/(loss)	$168	$1,243	$401	$822	$(957)	$1,677

As of June 30, 2017:
Total Assets	$99,228	$70,080	$50,109	$25,667	$298,435	$543,519

	For the Three Months Ended June 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,784	$3,616	$1,395	$6,146	$-	$13,941

Property operating expenses	905	1,160	522	4,609	-	7,196
Real estate taxes	361	169	195	80	-	805
General and administrative costs	50	28	81	97	906	1,162

Net operating income/(loss)	1,468	2,259	597	1,360	(906)	4,778

Depreciation and amortization	1,149	640	420	701	-	2,910

Operating income/(loss)	$319	$1,619	$177	$659	$(906)	$1,868

As of December 31, 2016:
Total Assets	$100,105	$71,170	$49,509	$25,071	$301,440	$547,295

	For the Six Months Ended June 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,353	4,325	$3,102	$11,420	$-	$24,200

Property operating expenses	1,877	938	1,048	8,997	1	12,861
Real estate taxes	759	36	393	161	-	1,349
General and administrative costs	90	30	(16)	118	2,219	2,441

Net operating income/(loss)	2,627	3,321	1,677	2,144	(2,220)	7,549

Depreciation and amortization	2,372	811	881	1,450	-	5,514
				-
Operating income/(loss)	$255	$2,510	$796	$694	$(2,220)	$2,035

	For the Six Months Ended June 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,642	$8,122	$2,774	$10,572	$-	$27,110

Property operating expenses	1,837	2,528	1,020	8,710	1	14,096
Real estate taxes	723	431	399	161	-	1,714
General and administrative costs	63	46	86	171	2,272	2,638

Net operating income/(loss)	3,019	5,117	1,269	1,530	(2,273)	8,662

Depreciation and amortization	2,307	1,370	822	1,391	-	5,890

Operating income/(loss)	$712	$3,747	$447	$139	$(2,273)	$2,772

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

10.	Commitments and Contingencies

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

11.	Subsequent Events

Distribution Payment

On July 17, 2017, the distribution for the three-month period ending June 30, 2017 of $4.4 million was paid in cash.

Distribution Declaration

On August 14, 2017, the Board authorized and the Company declared a distribution for the three-month period ending September 30, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2017 to shareholders of record as of September 30, 2017.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of June 30, 2017	Annualized Revenues based on rents at June 30, 2017	Annualized Revenues per square foot at June 30, 2017
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,455	84.5%	$3.9 million	$13.87
Oakview Plaza	Omaha, NE	1999 - 2005	176,774	84.1%	$2.1 million	$13.89
DePaul Plaza	Bridgeton, MO	1985	187,090	87.6%	$1.9 million	$11.82
		Retail Total	699,319	85.2%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	57.9%	$2.2 million	$10.95
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	80.8%	$1.9 million	$4.77
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	80.9%	$1.1 million	$7.37

		Industrial Total	1,006,861	73.1%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2017	Annualized Revenues based on rents at June 30, 2017	Annualized Revenues per unit at June 30, 2017

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	96.0%	$9.0 million	$46,916

	Location	Year Built	Year to date Available Rooms	Percentage Occupied as of June 30, 2017	Revenue per Available Room ("RevPAR") for the Six Months Ended June 30, 2017	Average Daily Rate For the Six Months Ended June 30, 2017
Hospitality Property:

DoubleTree - Danvers	Danvers, Massachusetts	1976	65,703	67.8%	$86.06	$126.96

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

For the Three Months Ended June 30, 2017 vs. June 30, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $1.1 million to $12.8 million for the three months ended June 30, 2017 compared to $13.9 million for the same period in 2016. See “Segment Results of Operations for the Three Months Ended June 30, 2017 compared to June 30, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $0.5 million to $6.7 million for the three months ended June 30, 2017 compared to $7.2 million for the same period in 2016. This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Real estate taxes

Real estate taxes expense decreased by approximately $0.1 million to $0.7 million for the three months ended June 30, 2017 compared to $0.8 million the same period in 2016.  This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses were relatively flat decreasing by approximately $0.2 million to $1.0 million for the three months ended June 30, 2017 compared to $1.2 million the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.2 million to $2.7 million for the three months ended June 30, 2017 compared to $2.9 million the same period in 2016.  This decrease primarily reflects lower depreciation expense in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Interest and dividend income

Interest and dividend income was flat at $5.1 million for both the three months ended June 30, 2017 and 2016.

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively flat increasing by approximately $0.2 million to $3.5 million for the three months ended June 30, 2017 compared to $3.3 million for the same period in 2016.

Gain on disposition of real estate

During the second quarter of 2016 we recognized a gain on disposition of real estate of approximately $19.9 million related to the sale of three of the four apartment communities contained in our Southeastern Michigan Multi-Family Properties.

Gain on satisfaction of Mortgage Receivable

During the second quarter of 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011. See Note 4.

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

Segment Results of Operations for the Three Months Ended June 30, 2017 compared to June 30, 2016

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$2,639	$2,784	$(145)	-5.2%
NOI	1,314	1,468	(154)	-10.5%
Average Occupancy Rate for period	85.1%	86.5%		-1.4%

The following table represents lease expirations for the Retail Segment as of June 30, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	8	20,302	340,799	3.7%	4.6%
2018	12	89,634	1,439,630	16.3%	19.3%
2019	18	77,880	1,529,457	14.2%	20.5%
2020	14	210,624	2,297,255	38.2%	30.9%
2021	6	45,564	544,471	8.3%	7.3%
2022	2	6,400	106,000	1.2%	1.4%
2023	1	28,000	479,920	5.1%	6.4%
2024	1	1,163	53,375	0.2%	0.7%
2025	5	41,638	606,135	7.6%	8.1%
2026	2	28,687	56,382	5.2%	0.8%
Thereafter	-	-	-	-	-
	69	549,892	7,453,424	100.0%	100.0%

As of June 30, 2017, we had two tenants, Kohl’s Inc. and Dick’s Sporting Goods, Inc., each with one store, representing approximately 14.6% and 6.4%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$2,167	$3,616	$(1,449)	-40.1%
NOI	1,649	2,259	(610)	-27.0%
Average Occupancy Rate for period	97.2%	96.5%		0.7%

Revenues and NOI decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the disposition of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties during 2016. Revenues and NOI decreased by approximately $1.5 million and $0.5 million, respectively, for the three months ended June 30, 2017 compared to the same period in 2016 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$1,521	$1,395	$126	9.0%
NOI	842	597	245	41.0%
Average Occupancy Rate for period	72.1%	63.1%		9.0%

The following table represents lease expirations for our Industrial Segment as of June 30, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	24	110,164	250,102	15.0%	5.4%
2018	32	233,824	1,672,850	31.7%	36.3%
2019	18	97,757	554,602	13.3%	12.0%
2020	17	131,632	1,187,805	17.9%	25.7%
2021	2	6,667	55,189	0.9%	1.2%
2022	7	67,049	379,666	9.1%	8.2%
2023	1	88,800	519,480	12.1%	11.2%
Thereafter	-	-	-	-	-
	101	735,893	4,619,694	100.0%	100.0%

As of June 30, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$6,484	$6,146	$338	5.5%
NOI	1,550	1,360	190	14.0%
Average Occupancy Rate for period	78.9%	75.1%		3.8%
Rev PAR	$105.81	$96.41	$9.40	9.8%

Revenues and NOI increased during the three months ended June 30, 2017 compared to the same period in 2016 resulting from increased occupancy levels and RevPAR at the DoubleTree – Danvers, our only hospitality property, during the 2017 period.

For the Six Months Ended June 30, 2017 vs. June 30, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $2.9 million to $24.2 million for the six months ended June 30, 2017 compared to $27.1 million for the same period in 2016. See “Segment Results of Operations for the six months ended June 30, 2017 compared to June 30, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $1.2 million to $12.9 million for the six months ended June 30, 2017 compared to $14.1 million for the same period in 2016. This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Real estate taxes

Real estate taxes expense decreased by approximately $0.4 million to $1.3 million for the six months ended June 30, 2017 compared to $1.7 million the same period in 2016.  This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses were relatively flat decreasing by approximately $0.2 million to $2.4 million for the six months ended June 30, 2017 compared to $2.6 million the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.4 million to $5.5 million for the six months ended June 30, 2017 compared to $5.9 million the same period in 2016.  This decrease primarily reflects lower depreciation expense in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Interest and dividend income

Interest and dividend income decreased by approximately $0.3 million to $9.8 million for the six months ended June 30, 2017 compared to $10.1 million the same period in 2016. The decrease reflects lower interest and dividend income from our investments in marketable securities of $0.4 million partially offset by an increase of $0.1 million in investment income from our Preferred Investments (see Note 7).

Interest expense

Interest expense, including amortization of deferred financing costs, was relatively flat increasing by approximately $0.1 million to $7.2 million for the six months ended June 30, 2017 compared to $7.1 million for the same period in 2016.

Gain on disposition of real estate

During the second quarter of 2016 we recognized a gain on disposition of real estate of approximately $19.9 million related to the sale of three of the four apartment communities contained in our Southeastern Michigan Multi-Family Properties.

Gain on satisfaction of Mortgage Receivable

During the second quarter of 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011. See Note 4.

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

Segment Results of Operations for the Six Months Ended June 30, 2017 compared to June 30, 2016

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$5,353	$5,642	$(289)	-5.1%
NOI	2,627	3,019	(392)	-13.0%
Average Occupancy Rate for period	84.7%	86.9%		-2.2%

Revenues and NOI decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$4,325	$8,122	$(3,797)	-46.7%
NOI	3,321	5,117	(1,796)	-35.1%
Average Occupancy Rate for period	97.6%	96.6%		1.0%

Revenues and NOI decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the disposition of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties during 2016. Revenues and NOI decreased by approximately $3.8 million and $1.7 million, respectively, for the six months ended June 30, 2017 compared to the same period in 2016 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$3,102	$2,774	$328	11.8%
NOI	1,677	1,269	408	32.2%
Average Occupancy Rate for period	71.1%	62.4%		8.7%

As of June 30, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2017	2016	$	%

Revenues	$11,420	$10,572	$848	8.0%
NOI	2,144	1,530	614	40.1%
Average Occupancy Rate for period	67.8%	59.0%		8.8%
Rev PAR	$86.06	$72.99	$13.07	17.9%

Revenues and NOI increased during the six months ended June 30, 2017 compared to the same period in 2016 resulting from increased occupancy levels and RevPAR at the DoubleTree – Danvers, our only hospitality property, during the 2017 period.

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

We currently have $185.4 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2017, our total borrowings of $204.0 million represented 56% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management fees (general and administrative costs)	$565	623	$1,128	1,243
Property management fees (property operating expenses)	186	259	376	549
Development fees and leasing commissions*	99	2	581	51
Total	$850	$884	$2,085	$1,843

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of June 30, 2017, we had approximately $100.7 million of cash and cash equivalents on hand and $54.2 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2017	2016

Net cash flows provided by operating activities	$11,683	$13,181
Net cash flows (used in)/provided by investing activities	(4,225)	82,564
Net cash flows used in financing activities	(12,266)	(82,883)
Net change in cash and cash equivalents	(4,808)	12,862

Cash and cash equivalents, beginning of year	105,539	68,459
Cash and cash equivalents, end of the period	$100,731	$81,321

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

Operating activities

Net cash flows provided by operating activities of $11.7 million for the six months ended June 30, 2017 consists of the following:

•	cash inflows of approximately $10.5 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $1.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $4.2 million for the six months ended June 30, 2017 consists primarily of the following:

•	net purchases of investment property of approximately $1.2 million;

•	net preferred investments in related parties of $6.0 million;

•	net purchases of marketable securities of $4.4 million;

•	funding of restricted escrows of $0.7 million; and

•	collection of mortgage receivable of $8.1 million.

Financing activities

The net cash used by financing activities of approximately $12.3 million for the six months ended June 30, 2017 is primarily related to the following:

•	distributions to our common shareholders of $8.8 million;

•	redemptions and cancellation of common stock of $1.4 million;

•	aggregate distributions to our noncontrolling interests of $2.0 million;

•	debt principal payments $0.2 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $147.2 million and $141.3 million as of June 30, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. During the three and six months ended June 30, 2017, the Company recognized investment income of $4.4 million and $8.3 million, respectively, and during the three and six months ended June 30, 2016, the Company recognized investment income of $4.3 million and $8.2 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2017	December 31, 2016	June 30,2017	2017	2016	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$971	$-	$2,252
40 East End Avenue	8% to 12%	30,000	30,000	-	910	600	1,543	1,182
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	304	352	639	573
485 7th Avenue	12%	60,000	60,000	-	1,820	1,820	3,620	3,640
East 11th Street	12%	36,394	31,271	21,106	1,035	602	1,980	602
Miami Moxy	12%	10,790	7,682	9,210	309	-	559	-
Total Preferred Investments		$147,184	$141,253	$70,316	$4,378	$4,345	$8,341	$8,249

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2016 we repurchased approximately 3.1 million shares of common stock. For the six months ended June 30, 2017, we repurchased approximately 136,347 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2017.

Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Payable	$75,992	$21,967	$1,621	$14,924	$1,328	$69,540	$185,372
Interest Payments[1]	2,586	4,725	3,866	3,534	3,191	9,112	27,014

Total Contractual Obligations	$78,578	$26,692	$5,487	$18,458	$4,519	$78,652	$212,386

1)	The non-recourse mortgages associated with the Gulf Coast Industrial Portfolio and Oakview Plaza are due on demand and therefore, no future interest payments on these mortgages are included in these amounts.

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

Although the lenders are currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense on both of these mortgage loans pursuant to the terms of their respective loan agreements. Default interest expense of $0.8 million and $1.7 million was accrued during the three and six months ended June 30, 2017 and default interest expense of $0.5 million and $1.0 million was accrued during the three and six months ended June 30, 2016. As a result, cumulative accrued default interest expense of $10.9 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as these mortgage loans are non-recourse to it.

In addition, our recourse mortgage loan secured by the St. Augustine Outlet Center (outstanding principal balance of $20.4 million as of June 30, 2017) initially matures in August 2018 and has two one-year extension options, subject to satisfaction of certain conditions. We currently intend to seek to exercise the extension option before the initial maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.94% as of June 30, 2017) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (2.44% as of June 30, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2017 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using cash proceeds from the sale of assets or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$6,550	$22,908	$7,855	$24,520
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,721	2,910	5,514	5,890
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	-
Gain on disposal of investment property		(19,906)		(19,906)
Gain on satisfaction of mortgage receivable	(3,216)	-	(3,216)	-

FFO	6,055	5,912	10,153	10,504
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	8	-	20
Amortization of above or below market leases and liabilities(2)	(33)	(28)	(64)	(56)
Loss on debt extinguishment	-	2	-	2
Accretion of discounts and amortization of premiums on debt investments	8	118	(57)	412
Mark-to-market adjustments(3)	16	715	49	937
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-

MFFO	6,046	6,727	10,081	11,819
Straight-line rent(5)	$11	$21	$(56)	$36
MFFO - IPA recommended format(6)	$6,057	$6,748	$10,025	$11,855

Net income	$6,550	$22,908	$7,855	$24,520
Less: loss attributable to noncontrolling interests	(312)	(622)	(523)	(856)
Net income applicable to Company's common shares	$6,238	$22,286	$7,332	$23,664
Net income per common share, basic and diluted	$0.25	$0.87	$0.29	$0.93

FFO	$6,055	$5,912	$10,153	$10,504
Less: FFO attributable to noncontrolling interests	(464)	(457)	(891)	(910)
FFO attributable to Company's common shares	$5,591	$5,455	$9,262	$9,594
FFO per common share, basic and diluted	$0.22	$0.21	$0.37	$0.38

MFFO - IPA recommended format	$6,057	$6,748	$10,025	$11,855
Less: MFFO attributable to noncontrolling interests	(459)	(472)	(878)	(930)
MFFO attributable to Company's common shares	$5,598	$6,276	$9,147	$10,925

Weighted average number of common shares outstanding, basic and diluted	24,989	25,473	25,024	25,529

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(831)	$(486)	$(1,727)	$(997)
Allocations to noncontrolling interests	16	9	33	19
Total after allocations to noncontrolling interests	$(815)	$(477)	$(1,694)	$(978)

(a)	Represents default interest expense on our non-recourse mortgage loans collateralized by our Gulf Coast Industrial Portfolio and Oakview Plaza. Although the lenders are currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreements. Additionally, we have had various discussions with the special servicers to restructure the terms of the non-recourse mortgage loans and do not expect to pay any of the default interest.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been  $6,413 and $6,753 for the three months ended June 31, 2017 and 2016, respectively and $10,841 and $11,903 for the six months ended June 31, 2017 and 2016, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2017

FFO attributable to Company’s common shares	$186,367
Distributions paid	$189,811

On July 14, 2017, the distribution for the three-month period ending June 30, 2017 of $4.4 million was paid in cash.

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

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2017 through the date of this filing.

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

As of June 30, 2017, we held various marketable securities with a fair value of approximately $54.2 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of June 30, 2017, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.4 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of June 30, 2017:

Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
$75,992	$21,967	$1,621	$14,924	$1,328	$69,540	$185,372

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, accounts payable and accrued expenses and due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate.

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$185.4	$183.7	$185.6	$183.2

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2017, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

