Form 10-Q
period 2017-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2017-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐  No  ☑

As of November 1, 2017, there were approximately 24.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
Assets
Investment property:
Land and improvements	$49,667	$60,485
Building and improvements	162,689	203,054
Furniture and fixtures	2,118	17,613
Construction in progress	979	962

Gross investment property	215,453	282,114
Less accumulated depreciation	(36,377)	(49,773)
Net investment property	179,076	232,341
Investment in related parties	153,936	142,752
Cash and cash equivalents	127,381	105,539
Marketable securities, available for sale	53,851	52,495
Restricted escrows	4,362	2,818
Tenant and other accounts receivable	1,083	1,875
Mortgage receivable	-	4,893
Intangible assets, net	376	693
Prepaid expenses and other assets	2,958	3,889
Total Assets	$523,023	$547,295

Liabilities and Stockholders' Equity
Mortgages payable, net	$157,879	$183,313
Notes payable, net	18,598	18,586
Accounts payable, accrued expenses and other liabilities	21,653	18,827
Due to related parties	553	573
Tenant allowances and deposits payable	1,009	1,429
Distributions payable	4,396	4,432
Deferred rental income	685	1,105
Acquired below market lease intangibles, net	340	446
Total Liabilities	205,113	228,711

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,896 and 25,101 shares issued and outstanding, respectively	249	251
Additional paid-in-capital	194,986	197,036
Accumulated other comprehensive income	13,571	15,954
Accumulated surplus	90,302	84,240

Total Company's stockholders' equity	299,108	297,481
	-	-
Noncontrolling interests	18,802	21,103

Total Stockholders' Equity	317,910	318,584

Total Liabilities and Stockholders' Equity	$523,023	$547,295

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Rental income	$8,085	$9,391	$24,705	$28,559
Tenant recovery income	738	930	2,553	3,122
Other service income	2,069	2,739	7,834	8,489

Total revenues	10,892	13,060	35,092	40,170

Expenses:
Property operating expenses	5,652	6,784	18,513	20,880
Real estate taxes	602	673	1,951	2,387
General and administrative costs	2,174	1,042	4,615	3,680
Depreciation and amortization	2,738	2,705	8,252	8,595

Total operating expenses	11,166	11,204	33,331	35,542

Operating (loss)/income	(274)	1,856	1,761	4,628

Other (expense)/income, net	(69)	6	(75)	142
Mark to market adjustment on derivative financial instruments	26	130	83	(282)
Interest and dividend income	5,635	4,646	15,432	14,764
Interest expense	(3,581)	(3,065)	(10,776)	(10,128)
Loss on sale and redemption of marketable securities	(18)	(15)	(67)	(952)
Gain on satisfaction of mortgage receivable	-	-	3,216	-
Gain on disposition of real estate	10,483	3,799	10,483	23,705

Net income	12,202	7,357	20,057	31,877

Less: net income attributable to noncontrolling interests	(392)	(310)	(915)	(1,166)

Net income attributable to Company's common shares	$11,810	$7,047	$19,142	$30,711
Net income per Company’s common share, basic and diluted	$0.47	$0.28	$0.77	$1.21

Weighted average number of common shares outstanding, basic and diluted	24,931	25,379	24,993	25,479

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$12,202	$7,357	$20,057	$31,877

Other comprehensive income
Holding (loss)/gain on available for sale securities	(48)	(1,979)	(2,789)	2,713
Reclassification adjustment for loss included in net income	18	15	67	952

Other comprehensive (loss)/income	(30)	(1,964)	(2,722)	3,665

Comprehensive income	12,172	5,393	17,335	35,542

Less: Comprehensive income attributable to noncontrolling interests	(379)	(933)	(576)	(1,452)

Comprehensive income attributable to Company's common shares	$11,793	$4,460	$16,759	$34,090

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584

Net income	-	-	-	-	19,142	915	20,057
Other comprehensive losss	-	-	-	(2,383)	-	(339)	(2,722)
Distributions declared	-	-	-	-	(13,080)	-	(13,080)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,885)	(2,885)
Contributions received from noncontrolling interests	-	-	-	-	-	8	8
Redemption and cancellation of shares	(205)	(2)	(2,050)	-	-	-	(2,052)
BALANCE, September 30, 2017	24,896	$249	$194,986	$13,571	$90,302	$18,802	$317,910

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,057	$31,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,252	8,595
Mark to market adjustment on derivative financial instruments	(83)	282
Loss on sale of marketable securities, available for sale	67	952
Gain on disposition of real estate	(10,483)	(23,705)
Gain on satisfaction of mortgage receivable	(3,216)	-
Other non-cash adjustments	568	427
Changes in assets and liabilities:
(Decrease)/increase in prepaid expenses and other assets	(339)	97
Increase/(decrease) in tenant and other accounts receivable	426	(122)
Decrease in tenant allowances and deposits payable	(287)	(634)
Increase in accounts payable, accrued expenses and other liabilities	3,676	2,053
(Decrease)/increase in due to related parties	(20)	679
Decrease in deferred rental income	(127)	(30)
Net cash provided by operating activities	18,491	20,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(2,290)	(2,557)
Contributions in preferred investments in related parties	(13,739)	(51,032)
Proceeds from preferred investments in related parties	2,300	42,237
Investment in joint venture	255	(17)
Collections on mortgage receivable	8,109	110
Purchase of marketable securities	(5,081)	-
Proceeds from sale and redemption of marketable securities	936	28,395
Distributions from investment in unconsolidated affiliated real estate entity	-	1,989
Proceeds from sale of investment property and other real estate assets	32,651	60,691
(Funding)/refund of restricted escrows	(1,439)	5,436
Net cash provided by investing activities	21,702	85,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	20,400
Mortgage payments	(306)	(62,937)
Payment of loan fees and expenses	-	(733)
Redemption and cancellation of common stock	(2,052)	(3,179)
Contributions received from noncontrolling interests	8	6
Distributions paid to noncontrolling interests	(2,885)	(9,861)
Distributions paid to Company's common stockholders	(13,116)	(13,426)
Net cash used in financing activities	(18,351)	(69,730)

Net change in cash and cash equivalents	21,842	35,993
Cash and cash equivalents, beginning of year	105,539	68,459
Cash and cash equivalents, end of period	$127,381	$104,452

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$5,694	$6,192
Distributions declared but not paid	$4,396	$4,471
Non cash purchase of investment property	$336	$16
Assets transferred due to foreclosure	$27,028	$-
Liabilities extinguished in foreclosure	$(27,028)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT”) was formed on June 8, 2004 (date of inception) and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States. The Company also has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments.

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2017.

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

On October 20, 2017, the Company filed a definitive proxy statement with the Securities and Exchange Commission pursuant to which it is seeking stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before October 10, 2018 (the “Charter Amendment”). In the event that the stockholders do not approve the Charter Amendment and the Company does not obtain listing of its stock on a national securities exchange prior to October 10, 2018 its charter requires that the Board of Directors must seek stockholder approval to adopt a plan of liquidation of the corporation.

As of September 30, 2017, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 2 retail properties containing a total of approximately 0.5 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of September 30, 2017, the retail properties, the industrial properties and the multi-family residential properties were 85%, 74% and 96% occupied based on a weighted-average basis, respectively.

Noncontrolling Interests

As of September 30, 2017, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”).

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

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If this standard had been in effect for the three and nine months ended September 30, 2017 it would have resulted in a decrease in net income of approximately $30 and $2.7 million, respectively and if this standard had been in effect for the three and nine months ended September 30, 2016 it would have resulted in a decrease and an increase to net income of approximately $2.0 million and $3.7 million, respectively.

[In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as substantially all revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$165	$-	$1,570
Marco OP Units and Marco II OP Units	19,227	14,585	-	33,812
Corporate Bonds and Preferred Equities	16,463	516	-	16,979
Mortgage Backed Securities ("MBS")	1,915	-	(298)	1,617
Total	$39,010	$15,266	$(298)	$53,978

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$325	$-	$1,730
Marco OP Units and Marco II OP Units	19,227	17,949	-	37,176
Corporate Bonds and Preferred Equities	11,382	-	(397)	10,985
Mortgage Backed Securities ("MBS")	2,918	-	(314)	2,604
Total	$34,932	$18,274	$(711)	$52,495

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the nine months ended September 30, 2017 and 2016, the Company did not recognize any impairment charges. As of September 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The maturities of the Company’s MBS generally ranged from 27 years to 30 years.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.09% as of September 30, 2017) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (2.59% as of September 30, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2017 and December 31, 2016 and is included in Notes Payable on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,570	$-	$-	$1,570
Marco OP and OP II Units	-	33,812	-	33,812
Corporate Bonds and Preferred Equities	-	16,979	-	16,979
MBS	-	1,617	-	1,617
Total	$1,570	$52,408	$-	$53,978

	Fair Value Measurement Using
As of December 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,730	$-	$-	$1,730
Marco OP and OP II Units	-	37,176	-	37,176
Corporate Bonds and Preferred Equities	-	10,985	-	10,985
MBS	-	2,604	-	2,604
Total	$1,730	$50,765	$-	$52,495

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2017	Maturity Date	Amount Due at Maturity	As of September 30, 2017	As of December 31, 2016

Oakview Plaza	(Extinguished in foreclosure on September 15, 2017)			$-	$-	$25,583

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,205

St. Augustine Outlet Center	LIBOR + 4.50%	5.52%	August 2018	20,400	20,400	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.76%	June 2020	13,494	14,582	14,888

Total mortgages payable		6.23%		$149,416	$159,687	$185,576

Less: Deferred financing costs					(1,808)	(2,263)

Total mortgages payable, net					$157,879	$183,313

The Company’s non-recourse mortgage loan (the “Oakview Plaza Mortgage”) secured by a retail power center located in Omaha, Nebraska (“Oakview Plaza”) matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

Libor as of September 30, 2017 and December 31, 2016 was 1.24% and 0.53%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$50,307	$21,967	$1,621	$14,924	$1,328	$69,540	$159,687

Less: Deferred financing costs							(1,808)

Total principal maturities, net							$157,879

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio as discussed below. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Although the lender is not currently charging or being paid interest at the stated default rate, the Company is accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, the Company accrued default interest expense on the Oakview Plaza Mortgage pursuant to the terms of its loan agreement from January 2017 through September 15, 2017. Default interest expense of $0.8 million and $2.5 million was accrued during the three and nine months ended September 30, 2017 and default interest expense of $0.5 million and $1.5 million was accrued during the three and nine months ended September 30, 2016. Additionally, as disclosed above, in connection with the Oakview Plaza Foreclosure, approximately $1.0 million of default interest related to the Oakview Plaza Mortgage was extinguished. As a result, cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $10.7 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as these mortgage loans are non-recourse to it.

In addition, the Company’s recourse mortgage loan secured by the St. Augustine Outlet Center located in St. Augustine, Florida (outstanding principal balance of $20.4 million as of September 30, 2017) initially matures in August 2018 and has two one-year extensions, subject to satisfaction of certain conditions. The Company currently intends to exercise the extension option before the initial maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

6.	Dispositions

DoubleTree – Danvers

On September 7, 2017, the Company disposed of a hotel and water park (the “DoubleTree – Danvers”) located in Danvers, Massachusetts, to an unrelated third party for aggregate consideration of approximately $31.5 million. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $10.5 million during the third quarter of 2017.

The disposition of the DoubleTree – Danvers did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations that had a major effect on the Company’s operations and financial results (see note 10). Accordingly, the operating results of the DoubleTree – Danvers are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

Oakview Plaza

The Oakview Plaza Mortgage secured by Oakview Plaza matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via the Oakview Plaza Foreclosure. The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

The disposition of Oakview Plaza did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Oakview Plaza are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset management fees (general and administrative costs)	$556	$562	$1,684	$1,804
Property management fees (property operating expenses)	199	190	576	739
Development fees and leasing commissions*	125	29	706	80
Total	$880	$781	$2,966	$2,623

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

During the nine months ended September 30, 2017, distributions of $1.5 million were declared and paid on the SLP units.

The Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $152.7 million and $141.3 million as of September 30, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the nine months ended September 30, 2017, the Company made $13.7 million of additional contributions and redeemed $2.3 million of the Preferred Investments and as of September 30, 2017, remaining contributions of up to $64.8 million were unfunded. During the three and nine months ended September 30, 2017, the Company recognized investment income of $4.6 million and $12.9 million, respectively, and during the three and nine months ended September 30, 2016, the Company recognized investment income of $4.0 million and $12.2 million, respectively, which is included in interest and dividend income on the consolidated statements of operations. The Company did not enter into any new Preferred Investments during the nine months ended September 30, 2017.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
	Dividend	As of September 30,	As of December 31,	As of September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Rate	2017	2016	2017	2017	2016	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$-	$-	$2,252
40 East End Avenue	8% to 12%	30,000	30,000	-	920	613	2,463	1,795
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	307	436	946	1,009
485 7th Avenue	12%	60,000	60,000	-	1,840	1,840	5,460	5,480
East 11th Street	12%	40,994	31,271	16,506	1,155	1,073	3,135	1,675
Miami Moxy	12%	11,699	7,682	8,302	346	-	905	-
Total Preferred Investments		$152,693	$141,253	$64,808	$4,568	$3,962	$12,909	$12,211

The Joint Venture

We have a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as of September 30, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of September 30, 2017 and December 31, 2016, the carrying value of our investment was $1.2 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.7	$158.0	$185.6	$183.2

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

10.	Segment Information

The Company currently operates in three business segments as of September 30, 2017: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-family Residential Segment”) and (iii) industrial real estate (the “Industrial Segment”). Prior to the disposition of the DoubleTree – Danvers during the third quarter of 2017, the Company also had one remaining hotel that was classified as a hospitality property (the “Hospitality Segment”). The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2017 and 2016 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2017 and December 31, 2016. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2016 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 8).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Selected results of operations for the three and nine months ended September 30, 2017 and 2016, and total assets as of September 30, 2017 and December 31, 2016 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,452	2,118	$1,581	$4,741	$-	$10,892

Property operating expenses	905	492	631	3,620	4	5,652
Real estate taxes	361	19	162	60	-	602
General and administrative costs	39	3	6	107	2,019	2,174

Net operating income/(loss)	1,147	1,604	782	954	(2,023)	2,464

Depreciation and amortization	1,387	407	458	486	-	2,738
				-
Operating (loss)/income	$(240)	$1,197	$324	$468	$(2,023)	$(274)

As of September 30, 2017:
Total Assets	$71,896	$68,382	$50,351	$2,777	$329,617	$523,023

	For the Three Months Ended September 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,904	$2,283	$1,341	$6,532	$-	$13,060

Property operating expenses	811	536	523	4,913	1	6,784
Real estate taxes	356	32	208	77	-	673
General and administrative costs	(9)	8	1	64	978	1,042

Net operating income/(loss)	1,746	1,707	609	1,478	(979)	4,561

Depreciation and amortization	1,161	420	415	709	-	2,705

Operating income/(loss)	$585	$1,287	$194	$769	$(979)	$1,856

As of December 31, 2016:
Total Assets	$100,105	$71,170	$49,509	$25,071	$301,440	$547,295

	For the Nine Months Ended September 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,805	$6,443	$4,683	$16,161	$-	$35,092

Property operating expenses	2,782	1,430	1,679	12,617	5	18,513
Real estate taxes	1,120	55	555	221	-	1,951
General and administrative costs	129	33	(10)	225	4,238	4,615

Net operating income/(loss)	3,774	4,925	2,459	3,098	(4,243)	10,013

Depreciation and amortization	3,759	1,218	1,339	1,936	-	8,252

Operating income/(loss)	$15	$3,707	$1,120	$1,162	$(4,243)	$1,761

	For the Nine Months Ended September 30, 2016
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$8,546	$10,405	$4,115	$17,104	$-	$40,170

Property operating expenses	2,648	3,064	1,543	13,623	2	20,880
Real estate taxes	1,079	463	607	238	-	2,387
General and administrative costs	54	54	87	235	3,250	3,680

Net operating income/(loss)	4,765	6,824	1,878	3,008	(3,252)	13,223

Depreciation and amortization	3,468	1,790	1,237	2,100	-	8,595

Operating income/(loss)	$1,297	$5,034	$641	$908	$(3,252)	$4,628

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

11.	Commitments and Contingencies

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

12.	Subsequent Events

Distribution Payment

On October 16, 2017, the distribution for the three-month period ending September 30, 2017 of $4.4 million was paid in cash.

Distribution Declaration

On November 14, 2017, the Board authorized and the Company declared a distribution for the three-month period ending December 31, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about January 15, 2018 to shareholders of record as of December 31, 2017.

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

Lightstone REIT has and may continue to acquire and operate in the future commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), lodging, industrial properties and residential properties comprised of multi-family complexes. The Company also has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of September 30, 2017	Annualized Revenues based on rents at September 30, 2017	Annualized Revenues per square foot at September 30, 2017
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,455	83.0%	$3.7 million	$13.33
DePaul Plaza	Bridgeton, MO	1985	187,090	87.6%	$1.9 million	$11.88
		Retail Total	522,545	84.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	58.4%	$2.2 million	$10.94
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	82.6%	$2.0 million	$5.02
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	80.9%	$1.1 million	$7.10
		Industrial Total	1,006,861	74.1%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2017	Annualized Revenues based on rents at September 30, 2017	Annualized Revenues per unit at September 30, 2017

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	96.0%	$8.2 million	$43,082

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2016.

Results of Operations

Dispositions

DoubleTree – Danvers

On September 7, 2017, we disposed of a hotel and water park (the “DoubleTree – Danvers”) located in Danvers, Massachusetts, to an unrelated third party for aggregate consideration of approximately $31.5 million. In connection with the disposition, we recorded a gain on the disposition of real estate of approximately $10.5 million during the third quarter of 2017.

Oakview Plaza

Our non-recourse mortgage loan (the “Oakview Plaza Mortgage”) secured by a retail power center located in Omaha, Nebraska (“Oakview Plaza”) matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

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

The dispositions of the DoubleTree – Danvers, Oakville Plaza and the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since none of the dispositions represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the DoubleTree – Danvers, Oakville Plaza and the Southeastern Michigan Multi-Family Properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition. The operating results of the apartment communities contained in the Southeastern Michigan Properties were included in our Multi-Family Residential Segment, the DoubleTree – Danvers in our Hospitality Segment and Oakville in our Retail Segment, through their respective dates of disposition.

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

For the Three Months Ended September 30, 2017 vs. September 30, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $2.2 million to $10.9 million for the three months ended September 30, 2017 compared to $13.1 million for the same period in 2016. See “Segment Results of Operations for the Three Months Ended September 30, 2017 compared to September 30, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $1.1 million to $5.7 million for the three months ended September 30, 2017 compared to $6.8 million for the same period in 2016. This decrease primarily reflects lower expenses in our Hospitality Segment principally due to the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense were relatively flat decreasing by approximately $0.1 million to $0.6 million for the three months ended September 30, 2017 compared to $0.7 million for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by approximately $1.2 million to $2.2 million for the three months ended September 30, 2017 compared to $1.0 million for the same period in 2016.  This increase was primarily due to an increase in professional fees.

Depreciation and amortization

Depreciation and amortization expenses were flat at $2.7 million for both the three months ended September 30, 2017 and 2016.

Interest and dividend income

Interest and dividend income increased by approximately $1.0 million to $5.6 million for the three months ended September 30, 2017 compared to $4.6 million for the same period in 2016. The increase reflects an increase of $0.7 million in investment income from our Preferred Investments (see Note 8) and an increase in earnings on our investments.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately by approximately $0.5 million to $3.6 million for the three months ended September 30, 2017 compared to $3.1 million for the same period in 2016. The increase primarily relates to the accrual of default interest in 2017 on the Oakview Plaza Mortgage.

Gain on disposition of real estate

During the third quarter of 2017 we recognized a gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers. During the third quarter of 2016 we recognized a gain on disposition of real estate of approximately $3.8 million related to the sale of the remaining apartment community contained in our Southeastern Michigan Multi-Family Properties.

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

Segment Results of Operations for the Three Months Ended September 30, 2017 compared to September 30, 2016

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$2,452	$2,904	$(452)	-15.6%
NOI	1,147	1,746	(599)	-34.3%
Average Occupancy Rate for period	84.7%	85.9%		-1.2%

The following table represents lease expirations for the Retail Segment as of September 30, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	6	15,337	188,733	3.9%	3.6%
2018	11	43,285	658,666	10.9%	12.6%
2019	16	72,742	1,404,525	18.4%	27.0%
2020	10	156,195	1,555,082	39.3%	29.9%
2021	5	27,564	418,471	7.0%	8.0%
2022	3	7,818	126,832	2.0%	2.4%
2023	1	28,000	479,920	7.1%	9.2%
2024	1	1,163	53,375	0.3%	1.0%
2025	4	15,517	270,237	3.9%	5.2%
2026	2	28,687	56,382	7.2%	1.1%
Thereafter	-	-	-	-	-
	59	396,308	5,212,223	100.0%	100.0%

As of September 30, 2017, we had three tenants, Kohl’s Inc., Saks & Company and H& M Hennes & Mauritz L.P., each with one store, representing approximately 19.0%, 5.4% and 5.0%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$2,118	$2,283	$(165)	-7.2%
NOI	1,604	1,707	(103)	-6.0%
Average Occupancy Rate for period	96.0%	64.7%		31.3%

Revenues and NOI decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the disposition of an apartment community contained in the Southeastern Michigan Multi-Family Properties on July 26, 2016. Revenues and NOI decreased by approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2017 compared to the same period in 2016 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$1,581	$1,341	$240	17.9%
NOI	782	609	173	28.4%
Average Occupancy Rate for period	73.3%	61.4%		11.9%

The following table represents lease expirations for our Industrial Segment as of September 30, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2017	11	37,380	-	5.0%	0.0%
2018	32	243,433	1,711,343	32.7%	34.4%
2019	19	103,085	583,374	13.8%	11.7%
2020	24	158,916	1,381,840	21.3%	27.8%
2021	3	10,054	89,567	1.3%	1.8%
2022	11	104,475	692,166	14.0%	13.9%
2023	1	88,800	519,480	11.9%	10.4%
Thereafter	-	-	-	-	-
	101	746,143	4,977,770	100.0%	100.0%

As of September 30, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$4,741	$6,532	$(1,791)	-27.4%
NOI	954	1,478	(524)	-35.5%
Average Occupancy Rate for period	76.4%	84.8%		-8.4%
Rev PAR	$108.25	$113.56	$(5.31)	-4.7%

Revenues and NOI decreased during the three months ended September 30, 2017 compared to the same period in 2016 resulting from the disposition of the DoubleTree – Danvers, which was our only remaining hospitality property, on September 7, 2017, as well as decreased occupancy levels and RevPAR during the 2017 period.

For the Nine Months Ended September 30, 2017 vs. September 30, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $5.1 million to $35.1 million for the nine months ended September 30, 2017 compared to $40.2 million for the same period in 2016. See “Segment Results of Operations for the nine months ended September 30, 2017 compared to September 30, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $2.4 million to $18.5 million for the nine months ended September 30, 2017 compared to $20.9 million for the same period in 2016. This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties and our Hospitality Segment principally due to the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense decreased by approximately $0.4 million to $2.0 million for the nine months ended September 30, 2017 compared to $2.4 million for the same period in 2016.  This decrease primarily reflects lower expenses in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

General and administrative expenses

General and administrative expenses increased by approximately $0.9 million to $4.6 million for the nine months ended September 30, 2017 compared to $3.7 million for the same period in 2016.  This increase was primarily due to an increase in professional fees.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.3 million to $8.3 million for the nine months ended September 30, 2017 compared to $8.6 million the same period in 2016.  This decrease primarily reflects lower depreciation expense in our Multi-Family Residential Segment principally due to the disposition of the Southeastern Michigan Multi-Family Properties.

Interest and dividend income

Interest and dividend income increased by approximately $0.6 million to $15.4 million for the nine months ended September 30, 2017 compared to $14.8 million for the same period in 2016. The increase reflects an increase of $0.7 million in investment income from our Preferred Investments (see Note 8) partially offset by lower interest and dividend income from our investments in marketable securities of $0.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.7 million to $10.8 million for the nine months ended September 30, 2017 compared to $10.1 million for the same period in 2016. The increase primarily relates to the accrual of default interest on the Oakview Plaza Mortgage.

Gain on disposition of real estate

During the nine months ended September 30, 2017 we recognized a gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers. During the nine months ended September 30, 2016 we recognized a gain on disposition of real estate of approximately $23.7 million related to the sale of the Southeastern Michigan Multi-Family Properties.

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

Segment Results of Operations for the Nine Months Ended September 30, 2017 compared to September 30, 2016

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$7,805	$8,546	$(741)	-8.7%
NOI	3,774	4,765	(991)	-20.8%
Average Occupancy Rate for period	97.0%	86.6%		11.0%

Revenues and NOI decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$6,443	$10,405	$(3,962)	-38.1%
NOI	4,925	6,824	(1,899)	-27.8%
Average Occupancy Rate for period	86.4%	86.0%		0.4%

Revenues and NOI decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the disposition of the four apartment communities contained in the Southeastern Michigan Multi-Family Properties during 2016. Revenues and NOI decreased by approximately $3.9 million and $1.8 million, respectively, for the nine months ended September 30, 2017 compared to the same period in 2016 for the Southeastern Michigan Multi-Family Properties. Revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$4,683	$4,115	$568	13.8%
NOI	2,459	1,878	581	30.9%
Average Occupancy Rate for period	71.8%	62.1%		9.7%

As of September 30, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$16,161	$17,104	$(943)	-5.5%
NOI	3,098	3,008	90	3.0%
Average Occupancy Rate for period	70.2%	67.6%		2.6%
Rev PAR	$92.12	$86.61	$5.51	6.4%

Revenues decreased and NOI increased slightly during the nine months ended September 30, 2017 compared to the same period in 2016 resulting from the disposition of the DoubleTree – Danvers on September 7, 2017 partially offset by increased occupancy levels and RevPAR at the DoubleTree – Danvers, which was our only remaining hospitality property.

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

We currently have $159.7 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2017, our total borrowings of $178.3 million represented 50% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset management fees (general and administrative costs)	$556	$562	$1,684	$1,804
Property management fees (property operating expenses)	199	190	576	739
Development fees and leasing commissions*	125	29	706	80
Total	$880	$781	$2,966	$2,623

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

As of September 30, 2017, we had approximately $127.4 million of cash and cash equivalents on hand and $54.0 million of marketable securities, available for sale.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash flows provided by operating activities	$18,491	$20,471
Cash flows provided by investing activities	21,702	85,252
Cash flows used in financing activities	(18,351)	(69,730)
Net change in cash and cash equivalents	21,842	35,993

Cash and cash equivalents, beginning of the year	105,539	68,459
Cash and cash equivalents, end of the period	$127,381	$104,452

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds, investment income, and proceeds from preferred investments in related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions.

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

Operating activities

Net cash flows provided by operating activities of $18.5 million for the nine months ended September 30, 2017 consists of the following:

•	cash inflows of approximately $16.0 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $2.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $21.7 million for the nine months ended September 30, 2017 consists primarily of the following:

•	net purchases of investment property of approximately $2.3 million;

•	net preferred investments in related parties of $11.4 million;

•	net purchases of marketable securities of $4.1 million;

•	funding of restricted escrows of $1.4 million;

•	proceeds from the disposition of investment property and other real estate assets of $32.7 million; and

•	collection of mortgage receivable of $8.1 million.

Financing activities

The net cash used by financing activities of approximately $18.4 million for the nine months ended September 30, 2017 is primarily related to the following:

•	distributions to our common shareholders of $13.1 million;

•	redemptions and cancellation of common stock of $2.1 million;

•	aggregate distributions to our noncontrolling interests of $2.9 million; and

•	debt principal payments $0.3 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $152.7 million and $141.3 million as of September 30, 2017 and December 31, 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. During the three and nine months ended September 30, 2017, the Company recognized investment income of $4.6 million and $12.9 million, respectively, and during the three and nine months ended September 30, 2016, the Company recognized investment income of $4.0 million and $12.2 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
	Dividend	As of September 30,	As of December 31,	As of September 30,	Three Months Ended September 30,		Six Months Ended September 30,
Preferred Investments	Rate	2017	2016	2017	2017	2016	2017	2016
365 Bond Street	12%	$-	$-	$-	$-	$-	$-	$2,252
40 East End Avenue	8% to 12%	30,000	30,000	-	920	613	2,463	1,795
30-02 39th Avenue	9% to 12%	10,000	12,300	40,000	307	436	946	1,009
485 7th Avenue	12%	60,000	60,000	-	1,840	1,840	5,460	5,480
East 11th Street	12%	40,994	31,271	16,506	1,155	1,073	3,135	1,675
Miami Moxy	12%	11,699	7,682	8,302	346	-	905	-
Total Preferred Investments		$152,693	$141,253	$64,808	$4,568	$3,962	$12,909	$12,211

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2016 we repurchased approximately 3.1 million shares of common stock. For the nine months ended September 30, 2017, we repurchased 205,189 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2017.

Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

Mortgage Payable	$50,307	$21,967	$1,621	$14,924	$1,328	$69,540	$159,687
Interest Payments[1]	1,286	4,727	3,867	3,534	3,191	9,112	25,717

Total Contractual Obligations	$51,593	$26,694	$5,488	$18,458	$4,519	$78,652	$185,404

1)	The non-recourse mortgage associated with the Gulf Coast Industrial Portfolio is due on demand and therefore, no future interest payments on this mortgage is included in this amounts.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of its financial debt covenants other than the debt associated with the Gulf Coast Industrial Portfolio as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. We believe the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio will not have a material impact on our results of operations or financial position.

Our non-recourse mortgage loan (the “Oakview Plaza Mortgage”) secured by a retail power center located in Omaha, Nebraska (“Oakview Plaza”) matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via the Oakview Plaza Foreclosure”. The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

Although the lender is not currently charging or being paid interest at the stated default rate, we are accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, we accrued default interest expense on the Oakview Plaza Mortgage pursuant to the terms of its loan agreement from January 2017 through the date of the Oakview Plaza Foreclosure (September 15, 2017). Default interest expense of $0.8 million and $2.5 million was accrued during the three and nine months ended September 30, 2017 and default interest expense of $0.5 million and $1.5 million was accrued during the three and nine months ended September 30, 2016. Additionally, as disclosed above, in connection with the Oakview Plaza Foreclosure, approximately $1.0 million of default interest related to the Oakview Plaza Mortgage was extinguished. As a result, cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $10.7 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.  However, we do not expect to pay any of the accrued default interest expense as this mortgage loan is non-recourse to it.

In addition, our recourse mortgage loan secured by the St. Augustine Outlet Center located in St. Augustine, Florida (outstanding principal balance of $20.4 million as of September 30, 2017) initially matures in August 2018 and has two one-year extension options, subject to satisfaction of certain conditions. We currently intend to seek to exercise the extension option before the initial maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.09% as of September 30, 2017) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2017 and December 31, 2016.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (2.59% as of September 30, 2017). The Line of Credit is collateralized by approximately 252,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2017 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using cash proceeds from the sale of assets or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$12,202	$7,357	$20,057	$31,877
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	2,738	2,705	8,252	8,595
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	-
Gain on disposal of investment property	(10,483)	(3,799)	(10,483)	(23,705)
Gain on satisfaction of mortgage receivable	-	-	(3,216)	-

FFO	4,457	6,263	14,610	16,767
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	20
Amortization of above or below market leases and liabilities(2)	(33)	(28)	(97)	(84)
Loss on debt extinguishment	-	-	-	2
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(26)	(130)	(83)	282
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
Loss on sale of marketable securities	18	15	67	952

MFFO	4,416	6,120	14,497	17,939
Straight-line rent(5)	$12	$65	$(44)	$101
MFFO - IPA recommended format(6)	$4,428	$6,185	$14,453	$18,040

Net income	$12,202	$7,357	$20,057	$31,877
Less: loss attributable to noncontrolling interests	(392)	(310)	(915)	(1,166)
Net income applicable to Company's common shares	$11,810	$7,047	$19,142	$30,711
Net income per common share, basic and diluted	$0.47	$0.28	$0.77	$1.21

FFO	$4,457	$6,263	$14,610	$16,767
Less: FFO attributable to noncontrolling interests	(404)	(449)	(1,296)	(1,359)
FFO attributable to Company's common shares	$4,053	$5,814	$13,314	$15,408
FFO per common share, basic and diluted	$0.16	$0.23	$0.53	$0.60

MFFO - IPA recommended format	$4,428	$6,185	$14,453	$18,040
Less: MFFO attributable to noncontrolling interests	(411)	(442)	(1,289)	(1,372)
MFFO attributable to Company's common shares	$4,017	$5,743	$13,164	$16,668

Weighted average number of common shares outstanding, basic and diluted	24,931	25,379	24,993	25,479

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(514)	$(541)	$(1,523)	$(1,538)
Oakview Plaza - Default interest expenes(b)	(273)	-	(991)	-
Total default interest expense	(787)	(541)	(2,514)	(1,538)
Allocations to noncontrolling interests	15	10	48	30
Total after allocations to noncontrolling interests	$(772)	$(531)	$(2,466)	$(1,508)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio Although the lender for the Gulf Coast Industrial Portfolio is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the accrued default interest.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. The Oakview Plaza Mortgage Loan matured in January 2017 and was not repaid which constituted a maturity default. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been  $5,642 and $6,274 for the three months ended September 30, 2017 and 2016, respectively and $16,483 and $18,176 for the nine months ended September 30, 2017 and 2016, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2017

FFO attributable to Company’s common shares	$190,420
Distributions paid	$194,172

On October 16, 2017, the distribution for the three-month period ending September 30, 2017 of $4.4 million was paid in cash.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2017 through the date of this filing.

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

As of September 30, 2017, we held various marketable securities with a fair value of approximately $54.0 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of September 30, 2017, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.4 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of September 30, 2017:

Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

$50,307	$21,967	$1,621	$14,924	$1,328	$69,540	$159,687

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.7	$158.0	$185.6	$183.2

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2017, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

