Form 10-K
period 2017-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2018-03-12
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2017

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

There is no established market for the Registrant’s common shares. As of June 30, 2017, the last business day of the most recently completed second quarter, there were 25.0 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 11, 2017 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.69 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of February 15, 2018, there were 24.8 million shares of common stock held by non-affiliates of the registrant.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98% interest in the Operating Partnership as of December 31, 2017 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

We own and manage a portfolio of commercial and residential properties located throughout the United States. We historically have operated within four operating segments, which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. However, during 2017 we sold our only remaining consolidated hospitality property and therefore, no longer have a Hospitality Segment as of December 31, 2017. The Unallocated amounts include our investments in real estate companies which are unconsolidated, our other real estate related-investments, and our corporate operations. As of December 31, 2017, on a collective basis, we (i) wholly or majority owned and consolidated the operating results and financial condition of 2 retail properties containing a total of approximately 0.5 million square feet of gross leasable area (“GLA”), 14 industrial properties containing a total of approximately 1.0 million square feet of GLA and 1 multi-family residential property containing a total of 199 units. All of our properties are located within the United States. As of December 31, 2017, the retail properties, the industrial properties and the multi-family residential properties were 84%, 75% and 97% occupied based on a weighted-average basis, respectively.

Acquisitions and Dispositions Activity

The following summarizes our acquisition and disposition activities during the years ended December 31, 2017, 2016 and 2015:

Joint Venture

During 2015, we formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. In a series of transactions that occurred during 2015, the Joint Venture acquired our membership interests in a portfolio of 11 hotel hospitality properties, which we majority owned and consolidated, for aggregate consideration of approximately $122.4 million. The 11 hotels consisted of the following:

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

The operating results of the eleven hotels are classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented. In connection with the dispositions of the eleven hotels, we recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015.

During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels (the Courtyard - Baton Rouge, the Residence Inn - Baton Rouge, the Aloft – Rogers and the Fairfield Inn – Jonesboro) to an unrelated third party. Additionally, on November 6, 2017, the Joint Venture completed the acquisition of a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of December 31, 2017.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of both December 31, 2017 and 2016, the carrying value of our investment was $1.5 million, which is included in investment in related parties on the consolidated balance sheets.

Southeastern Michigan Multi-Family Properties

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

DoubleTree – Danvers

On September 7, 2017, we disposed of a hotel and water park (the “DoubleTree – Danvers”) located in Danvers, Massachusetts to an unrelated third party for aggregate consideration of approximately $31.5 million. In connection with the disposition, we recorded a gain on the disposition of real estate of approximately $10.5 million during the third quarter of 2017. The disposition of the DoubleTree – Danvers did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect our operations and financial results. Accordingly, the operating results of the DoubleTree – Danvers are reflected in our results from continuing operations for all periods presented through its date of disposition.

Oakview Plaza

The mortgage indebtedness (the “Oakview Plaza Mortgage”) secured by Oakview Plaza matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was subsequently transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million. The disposition of Oakview Plaza did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Oakview Plaza are reflected in our results from continuing operations for all periods presented through its date of disposition.

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

From our inception through March 31, 2009, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit and none thereafter.

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

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers) and industrial properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the Southeastern Michigan Multi-Family Properties. We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center and parcel of land in Omaha, Nebraska (collectively, “Oakview Plaza”). Ownership of Oakview Plaza was subsequently transferred to the lender via foreclosure in September 2017.
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.

•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.
•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in POAC, which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we acquired an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% ownership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and is now referred to as the “DoubleTree – Danvers.” We subsequently sold the DoubleTree - Danvers in September 2017.
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey. In June 2017, the mortgage loan was paid in full.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) whose construction was substantially completed and its associated assets were placed in service during the third quarter of 2013.
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to the Joint Venture in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively. The Joint Venture subsequently sold its interests in the Baton Rouge Portfolio in July 2017.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015. The Joint Venture subsequently sold its interests in the Arkansas Hotel Portfolio in July 2017.

•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Investments in Related parties:

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

The Preferred Investments (dollars in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended Decemebr 31,
Preferred Investments	Dividend Rate	December 31, 2017	December 31, 2016	December 31, 2017	2017	2016	2015
365 Bond Street	12%	$-	$-	$-	$-	$2,252	$5,079
40 East End Avenue	8% to 12%	30,000	30,000	-	3,383	2,408	1,444
30-02 39th Avenue	12%	10,000	12,300	-	1,253	1,429	184
485 7th Avenue	12%	60,000	60,000	-	7,300	7,320	20
East 11th Street	12%	46,119	31,271	11,381	4,443	2,688	-
Miami Moxy	12%	12,195	7,682	7,805	1,269	203	-
Total Preferred Investments		$158,314	$141,253	$19,186	$17,648	$16,300	$6,727

•	365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  Contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain events. During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

•	40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us on April 27, 2022.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate contributions would decrease by $40.0 million to $10.0 million.Contributions were made pursuant to instruments, the “30-02 39th Street Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2017, there were no remaining unfunded contributions and the outstanding 30-02 39th Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. On January 29, 2018, we redeemed $37.5 million of the 485 7th Avenue Preferred Investment.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million, or up to $57.5 million.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

We have a 2.5% membership interest in the Joint Venture. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel it acquired on November 6, 2017 from an unrelated third party.

 Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors. Our Sponsor is also the Sponsor of (i) Lightstone II, (iii) Lightstone Value Plus Real Estate Investment Trust III, Inc. and (iv) Lightstone Real Estate Income Trust Inc., additionally, on February 10, 2017, an affiliate of our sponsor became the advisor of (v) Behringer Harvard Opportunity REIT I, Inc. and (vi) Lightstone Value Plus Real Estate Investment Trust V, Inc. (formerly Behringer Harvard Opportunity REIT II, Inc.), collectively, “Sponsor’s Other Public Programs”, all programs with similar investment objectives as ours.

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

Acquisition and Investment Policies

We have, to date, acquired residential, commercial and lodging properties principally, all of which are located in the continental United States and made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our current commercial holdings consist of retail (primarily multi-tenant shopping centers) and industrial properties and our residential property, a multi-family residential complex. Additionally, we have made certain preferred investments in related parties.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2017, our total borrowings represented 50% of net assets.

We have financed our property acquisitions through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $178.2 million in outstanding debt obligations as of December 31, 2017.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced quarterly distributions beginning February 1, 2006. We may fund future distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2017, we have paid aggregate distributions in the amount of $198.6 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program (the “DRIP”).

Total distributions declared during the years ended December 31, 2017, 2016 and 2015 were $17.5 million, $17.8 million and $18.1 million, respectively.

On February 27, 2018, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2018 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2018.

DRIP, Share Repurchase Program and Tender Offers

Our DRIP provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. In January 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2016 we redeemed approximately 3.6 million common shares at an average price per share of $9.37 per share. During 2017, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $10.00 per share.

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

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2017 and 2016, we had no material uncertain income tax positions and our net operating loss carry forward was $11.5 million, for which we have recorded a full valuation allowance. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The retail, lodging, office, industrial and residential real estate markets are highly competitive. We compete in markets with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we operate or intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

Distributions are based principally on cash available from our properties. The amount of cash available for distributions is affected by many factors, such as the operating performance of the properties we acquire, our ability to buy properties with proceeds from the disposition of our retail outlet assets, and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire or investments we make have lower cash flows than expected.

•	Until we invest any proceeds received from the dispositions of our properties, sales and redemptions of our marketable securities, and sales, redemptions or repayments of our real estate-related investments, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investment.

•	Some of the properties we have or may acquire or investments we have or may make may be adversely affected by adverse market conditions. If our properties or investments are adversely affected by adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

•	In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, that issuance could reduce the cash available for distributions to stockholders.

•	We have and intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code of 1986, as amended, or the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Distributions paid from sources other than our cash flow from operations have and may continue to cause us to have fewer funds available for the acquisition of properties and real estate-related investments which may dilute your interest in us adversely affecting your overall return.

We have in the past, and may in the future, pay distributions, both to stockholders and to Lightstone SLP, LLC, from sources other than from our cash flow from operations. For the year ended December 31, 2017, our cash flow from operations of approximately $22.2 million fully funded our distributions of approximately $19.6 million declared during such period (consisting of $17.5 million to stockholders and $2.1 million to Lightstone SLP, LLC) and for the year ended December 31, 2016, our cash flow from operations of approximately $29.2 million was in excess of our distributions of approximately $28.8 million declared during such period (consisting of $17.8 million to stockholders and $11.0 million to Lightstone SLP, LLC) and for the year ended December 31, 2015, our cash flow from operations of approximately $21.1 million was in excess of our distributions of approximately $20.2 million declared during such period (consisting of $18.1 million to stockholders and $2.1 million to Lightstone SLP, LLC). If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third-party investors. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Our Board of Directors has determined and approved the current net asset value of our common stock at $11.69 per share after allocations to the holder of SLPs as of September 30, 2017. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

In accordance with one of our acquisition strategies, we have and may continue to make investments in joint ventures or other partnership arrangements between us and affiliates of our Sponsor or with unaffiliated third parties. Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly. For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

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

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to continue to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor. In particular, we depend on the skills and expertise of David Lichtenstein, the architect of our investment strategies. Neither we nor our Advisor has employment agreements with any of our key personnel, including Mr. Lichtenstein and we cannot guarantee that all, or any particular one, of our key personnel will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer.

Further, we have and do not intend to separately maintain key person life insurance that would provide us with proceeds in the event of death or disability of Mr. Lichtenstein or any of our key personnel. We believe our future success depends upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful development and redevelopment of properties that are owned by entities in which we have and may continue to make preferred equity investments. As a result, we are subject to the general market risks of real estate development and redevelopment, including weather conditions, the price and availability of materials used, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. If the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development or redevelopment may both increase, and the developer’s incentive to complete a particular real estate development or redevelopment may decrease. Furthermore, the downside risks of development and redevelopment property investments may be greater than the downside risks of other property investments, and may be more severely impacted by downturns in the economy. Such circumstances may reduce our profitability and the return on your investment.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We have and may continue to provide financing or make preferred equity investments to entities that will develop and construct improvements to land or existing buildings at a fixed contract price. We have and will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and our borrower’s or investee’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. In cases where we have extended debt financing, a developer’s failure to perform may necessitate legal action by us to compel performance. Performance also may be affected or delayed by conditions beyond such developer’s control. These and other such factors can result in increased costs to the developer that may make it difficult for the developer to make interest payments or to pay preferred dividends to us. Furthermore, we must rely upon projections of the fair market value of property post-development or post-redevelopment, as applicable, when evaluating whether to make loans or preferred equity investments. If our projections are inaccurate, our return on investment could suffer.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2017, our total borrowings represented 50% of net assets.

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

Adverse economic conditions could have a negative effect on our returns and profitability.

The timing, length and severity of any economic slowdown that the nation experiences cannot be predicted with certainty. There is a risk that depressed economic conditions could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied for the Year Ended December 31, 2017	Annualized Revenues based on rents at December 31, 2017	Annualized Revenues per square foot December 31, 2017
Wholly Owned and Consolidiated Real Estate Properties:

Retail:
St. Augustine Outlet Center	St. Augustine, FL	1998	335,572	81.4%	$3.7 million	$13.55
DePaul Plaza	Bridgeton, MO	1985	187,090	89.5%	$2.1 million	$12.78

		Retail Total	522,662	84.3%

Industrial:
7 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	59.1%	$2.2 million	$10.94
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	83.3%	$2.0 million	$5.07
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	80.9%	$1.1 million	$7.10

		Industrial Total	1,006,861	74.7%

Multi-Family Residential:	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied for the Year Ended December 31, 2017	Annualized Revenues based on rents at December 31, 2017	Annualized Revenues per unit December 31, 2017

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	97.0%	$8.3 million	$43,165

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of February 15, 2018, we had approximately 24.8 million common shares outstanding, held by a total of 6,858 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On October 20, 2017, the Company filed a definitive proxy statement with the Securities and Exchange Commission pursuant to which it sought stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before October 10, 2018 (the “Charter Amendment”). On December 11, 2017, the stockholders approved the Charter Amendment. As a result, the Company intends to review its liquidity requirements on an ongoing basis and in connection with such review will evaluate transactions that may be beneficial to it and its stockholders and may provide it more flexibility in pursuing various ways to provide liquidity to its stockholders.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 11, 2017, our board of directors determined and approved our estimated NAV of approximately $296.9 million and resulting estimated NAV per Share of $11.69, after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2017. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

We believe there have been no material changes between September 30, 2017 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2017.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2017 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units,. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2017 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2017 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2017, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on nine of the 24 properties (collectively, the “Stanger Appraised Properties”) in which we held ownership interests as of September 30, 2017. The Stanger Appraised Properties consist of (i) the two properties in our Retail Segment - the St. Augustine Outlet Center and DePaul Plaza; and (ii) seven hospitality properties in which we hold an ownership interest through an unconsolidated joint venture (the “Joint Venture”). The Joint Venture was formed between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, in which we and Lightstone II have 2.5% and 97.5% ownership interests. Stanger also prepared a NAV report (the “September 2017 NAV Report”) which estimates our NAV per Share as of September 30, 2017. The September 2017 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, (the “Gantry Park Appraisal”) which represents our Multi-Family Residential Segment, the outstanding principal balance of the non-recourse mortgage indebtedness on the Gulf Coast Industrial Portfolio (14 industrial properties), Stanger’s estimated value of our mortgage notes payable and other debt payable, Stanger’s value opinion with respect to our ownership interest in the Joint Venture and our other investments in related parties, Stanger’s estimate of the allocation of value to the SLP Units, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of September 30, 2017.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2017, as well as the comparable calculations as of September 30, 2016 and 2015, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2017		As of September 30, 2016		As of September 30, 2015
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$184,386	$7.26	$242,836	$9.41	$303,250	$11.55
Non-Real Estate Assets:
Cash and cash equivalents	126,769		103,514		127,812
Investments in related parties	153,922		148,951		76,232
Marketable equity securities	51,082		51,776		75,848
Restricted escrows	4,159		4,127		8,793
Mortgage loans receivable	-		4,930		5,075
Other assets	1,534		3,675		5,160
Total non-real estate assets	337,466	13.29	316,973	12.28	298,920	11.39
Total Assets	521,852	20.55	559,809	21.69	602,170	22.94
Liabilities:
Mortgage notes payable	(129,434)		(157,074)		(199,800)
Notes payable	(18,598)		(18,625)		(18,625)
Other liabilities	(27,866)		(25,602)		(23,158)
Total liabilities	(175,898)	(6.93)	(201,301)	(7.80)	(241,583)	(9.20)
Non-Controlling Interests	(616)	(0.02)	(616)	(0.03)	(617)	(0.03)
Net Asset Value before Allocations to SLP Units	345,338	$13.60	357,892	$13.86	359,970	$13.71
Allocations to SLP Units	(48,422)	(1.91)	(50,913)	(1.97)	(50,226)	(1.91)
Net Asset Value	$296,916	$11.69	$306,979	$11.89	$309,744	$11.80

Shares of Common Stock Outstanding(1)	25,393		25,818		26,255

Note:

(1)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2017. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2017 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2017 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating our estimated NAV per Share as of September 30, 2017. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated investments in real estate properties (the “Real Estate Properties”). As of September 30, 2017, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of two retail properties containing a total of approximately 0.5 million square feet of retail space (the “Retail Segment”), 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space (the “Industrial Segment”) and one multi-family residential property containing a total of 199 units (the “Multi-family Residential Segment”). As of September 30, 2017, we have a 2.5% ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting, which is included in our “Investments in Related Parties” below.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of nine of the 24 properties in which we held ownership interests as of September 30, 2017. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment – the St. Augustine Outlet Center and DePaul Plaza; and (ii) seven hospitality properties – consisting of our ownership interests in select services hotels, or hospitality properties, owned by the Joint Venture (see “Investments in Related Parties” below). We engaged another independent third-party valuation firm to provide the Gantry Park Appraisal (our Multi-Family Residential Segment). In preparing the appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

With respect to the valuation of Gantry Park Landing, the other independent third-party valuation firm which prepared the Gantry Park Appraisal determined a direct capitalization analysis was most appropriate for the valuation of Gantry Park Landing as of the valuation date and the resulting “as is” value of $127.5 million, or $75.5 million net of noncontrolling interests, determined in the Gantry Park Appraisal was included in the NAV Report. The other independent valuation firm utilized a capitalization rate of 4.00% for its valuation and a 25 basis point increase or decrease in this capitalization rate would result in a change in valuation of $(6.2) million, or $(3.7) million, net of noncontrolling interests, and $7.1 million, or $4.2 million net of noncontrolling interests, respectively.

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

As of September 30, 2017, our ownership interests in our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) were valued at $184.4 million, including among the Gulf Coast Industrial Portfolio, comprised of 14 industrial properties located in New Orleans, Louisiana, San Antonio, Texas and Baton Rouge, Louisiana, which was valued at $59.9 million.

As a result of not meeting certain debt service coverage ratios on our non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage) secured by a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties)t, the lender has elected to retain the excess cash flow from these properties. The Gulf Coast Industrial Portfolio Mortgage has been transferred to a special servicer, who has discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage is in default and due on demand. As a result, we believe the total of the outstanding principal balance of the Gulf Coast Industrial Portfolio Mortgage, related accrued default interest and other liabilities, all of which we do not fully expect to pay, exceeds the estimated fair value of the underlying collateral plus other assets as of September 30, 2017 and therefore, for valuation purposes, the estimated NAV of the Gulf Coast Industrial Portfolio was deemed to be zero which was accomplished by establishing that the estimated fair value of this portfolio of properties was $59.9 million which equals the total of the outstanding principal balance of its associated mortgage debt of $50.2 million plus the related accrued default interest of $10.7 million less other assets, net of $1.0 million. The Gulf Coast Industrial Portfolio Mortgage is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

Excluding (i) Gantry Park Landing, (ii) the Gulf Coast Industrial Portfolio and (iii) our ownership interest in the Joint Venture (see “Investments in Related Parties” below), the following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our two other properties, both which are in our Retail Segment, included in our Real Estate Properties as of September 30, 2017:

Retail
Segment
(2 properties)
Weighted-average:
Exit capitalization rate	9.16%
Discount rate	9.92%
Annual market rent growth rate	1.65%
Annual net operating income growth rate	4.60%
Holding period (in years)	10.0

While we believe that the assumptions made by Stanger are reasonable, a change in these assumptions would impact the calculations of the estimated value of these two properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of these two retail properties included in our Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

Retail
Segment
(2 properties)
Increase of 25 basis points:
Exit capitalization rate	$(1,414)
Discount rate	(836)
Decrease of 25 basis points:
Exit capitalization rate	1,505
Discount rate	855

As of September 30, 2017, the aggregate estimated value of our interests in the Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below), was approximately $184.4 million and the aggregate cost of our Real Estate Properties was approximately $172.7 million, including $7.4 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) compared to the original acquisition price plus subsequent capital improvements through September 30, 2017, results in an estimated overall increase in the real estate value of 6.8%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in Related Parties: As of September 30, 2017, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

•	We hold a 2.5% non-managing ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting. As of September 30, 2017, the Joint Venture estimated fair value of our ownership interest in the Joint Venture was approximately $1.2 million which approximated our carrying value, based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets.
•	We have entered into agreements with various related party entities pursuant to which we have made aggregate contributions of $152.7 million to affiliates of our Sponsor which are developing certain residential and hospitality projects located in the New York City and Miami metropolitan areas. These contributions are made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at rates ranging from 8% to 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2017, the aggregate estimated value of our Preferred Investments of $152.7 million approximated their carrying values based on market rates for similar instruments.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 2.59% to 9.97%.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan (no outstanding balance as of September 30, 2017) and revolving line of credit (approximately $18.6 million outstanding as of September 30, 2017), approximates their carrying values because of their short maturities.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, an approximately $48.4 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2017.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	A stockholder would be able to resell his or her shares at the estimated NAV per Share;
•	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;
•	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2016 we redeemed approximately 3.6 million common shares at an average price per share of $9.37 per share. During 2017, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $10.00 per share.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced quarterly distributions beginning February 1, 2006. We may fund future distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2017, we have paid aggregate distribution in the amount of $198.6 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total dividends declared during the years ended December 31, 2017, 2016 and 2015 were $17.5 million, $17.8 million and $18.1 million, respectively.

On February 27, 2018, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2018 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2018.

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

(In Thousands, Except Per Share Amounts)	2017	2016	2015	2014	2013
Operating Data:
Revenues	$41,078	$51,994	$55,850	$57,289	$49,526
Gain on disposition of real estate	10,483	23,705	-	-	-
Gain on disposition of unconsolidated affiliated real estate entities	-	-	-	4,418	1,200
Income/(loss) from investments in affiliated real estate entities	-	-	5,804	821	(1,524)
Net income from continuing operations	21,280	35,452	45,961	21,927	13,971
Net income from discontinued operations	-	-	18,731	278	2,331
Net income	21,280	35,452	64,692	22,205	16,302
Less: net income attributable to noncontrolling interest	(1,097)	(1,371)	(4,468)	(1,329)	(1,388)
Net income applicable to Company's common shares	$20,183	$34,081	$60,224	$20,876	$14,914

Basic and diluted net income per Company's common share
Continuing operations	$0.81	$1.34	$1.60	$0.80	$0.45
Discontinued operations	-	-	0.73	0.01	0.08
Basic and diluted income per Company's common shares	$0.81	$1.34	$2.33	$0.81	$0.53

Distributions declared for Company's common shares	$17,467	$17,802	$18,077	$18,064	$19,789
Weighted average common shares outstanding - basic and diluted	24,961	25,426	25,828	25,795	28,310

Balance Sheet Data:
Assets held for sale	$-	$-	$-	$111,505	$122,053
Total assets	519,674	547,295	588,144	673,839	677,761
Long-term obligations	176,529	201,899	242,256	265,771	265,503
Liabilities held for sale	-	-	-	70,130	78,758
Company's stockholder's equity	297,168	297,481	289,061	280,765	268,755

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$15,920	$21,304	$48,942	$28,971	$31,730

1)	For more information about FFO and MFFO, including a reconciliation to our GAAP net income for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

The Lightstone REIT, (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate in the future, commercial, residential and hospitality properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers) and industrial properties and our residential property is a ‘‘Class A’’ multi-family complex. All such properties have been and will continue to be acquired and operated by us alone or jointly with others.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2017, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have and may continue to acquire fee interests in multi-tenant, community, power and lifestyle shopping centers, and in malls located in highly trafficked retail corridors, high-barrier to entry markets, and sub- markets with constraints on the amount of additional property supply. We have also acquired and may continue to acquire mid-scale, limited services lodging properties and multi-tenant industrial properties located near major transportation arteries and distribution corridors; multi-tenant office properties located near major transportation arteries; and market-rate, middle market multi-family properties at a discount to replacement cost. Additionally, we have and may continue to make real estate-related investments including certain preferred equity investments in related parties. We have and do not intend to invest in single family residential properties; leisure home sites; farms; ranches; timberlands; unimproved properties not intended to be developed; or mining properties.

Investments in real estate are generally made through the purchase of all or part of a fee simple ownership, or all or part of a leasehold interest. We may also purchase limited partnership interests, limited liability company interests and other equity securities. We may also enter into joint ventures with related parties for the acquisition, development or improvement of properties as well as general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of developing, owning and operating real properties. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. Not more than 10% of our total assets will be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties under construction and properties for which development or construction is planned within one year.

Acquisitions and Dispositions Activity

The following summarizes our acquisition and disposition activities during the years ended December 31, 2017, 2016 and 2015:

Joint Venture

During 2015, we formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. In a series of transactions that occurred during 2015, the Joint Venture acquired our membership interests in a portfolio of 11 hotel hospitality properties, which we majority owned and consolidated, for aggregate consideration of approximately $122.4 million. The 11 hotels consisted of the following:

☐	a 151-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard – Parsippany”) located in Parsippany, New Jersey (wholly owned by us since July 30, 2012);
☐	a 90-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Willoughby”) located in Willoughby, Ohio (wholly owned by us since December 3, 2012);
☐	a 102-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Des Moines”) located in West Des Moines, Iowa (wholly owned by us since December 3, 2012);
☐	a 97-suite limited service hotel which operates as a SpringHill Suites by Marriott (the “SpringHill Suites - Des Moines”) located in West Des Moines, Iowa (wholly owned by us since December 3, 2012);
☐	a 82-room, Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama (wholly owned by us since January 18, 2013);
☐	a 121-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by us since May 16, 2013);
☐	a 108-room limited service hotel which operates as a Residence Inn by Marriott (the “Residence Inn - Baton Rouge”) located in Baton Rouge, Louisiana (90% owned by us since May 16, 2013);
☐	a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel (the “Aloft – Rogers”) located in Rogers, Arkansas (wholly owned by us since June 18, 2013);
☐	a 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott (the “Fairfield Inn – Jonesboro”) located in Jonesboro, Arkansas (95% owned by us since June 18, 2013);
☐	a 127-room limited service hotel which operates as a Hampton Inn (the “Hampton Inn - Miami”) located in Miami, Florida (wholly owned by us since August 30, 2013); and
☐	a 104-room limited service hotel which operates as a Hampton Inn & Suites (the “Hampton Inn & Suites - Fort Lauderdale”) located in Fort Lauderdale, Florida (wholly owned by us since August 30, 2013).

The operating results of the eleven hotels are classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented. In connection with the dispositions of the eleven hotels, we recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations on the consolidated statements of operations, during the year ended December 31, 2015.

During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels (the Courtyard - Baton Rouge, the Residence Inn - Baton Rouge, the Aloft – Rogers and the Fairfield Inn – Jonesboro) to an unrelated third party. Additionally, on November 6, 2017, the Joint Venture completed the acquisition of a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of December 31, 2017.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2017 and 2016, the carrying value of our investment was $1.2 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

Southeastern Michigan Multi-Family Properties

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

DoubleTree – Danvers

On September 7, 2017, we disposed of a hotel and water park (the “DoubleTree – Danvers”) located in Danvers, Massachusetts to an unrelated third party for aggregate consideration of approximately $31.5 million. In connection with the disposition, we recorded a gain on the disposition of real estate of approximately $10.5 million during the third quarter of 2017. The disposition of the DoubleTree – Danvers did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect our operations and financial results. Accordingly, the operating results of the DoubleTree – Danvers are reflected in our results from continuing operations for all periods presented through its date of disposition.

Oakview Plaza

The mortgage indebtedness (the “Oakview Plaza Mortgage”) secured by Oakview Plaza matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was subsequently transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million. The disposition of Oakview Plaza did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Oakview Plaza are reflected in our results from continuing operations for all periods presented through its date of disposition.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers) and industrial properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the four apartment communities located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”). We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center and parcel of land in Omaha, Nebraska (collectively, “Oakview Plaza”). Ownership of Oakview Plaza was subsequently transferred to the lender via foreclosure in September 2017.
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.
•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.
•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, LLC (“Mill Run”), which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.

•	POAC: In March 2009, we acquired a 25.0% ownership interest in Prime Outlets Acquisition Company (“POAC”), which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we acquired an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% ownership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and is now referred to as the “DoubleTree – Danvers.” We subsequently sold the DoubleTree - Danvers in September 2017.
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey. In June 2017, the mortgage loan was paid in full.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. The land acquired by the 2nd Street Joint Venture was purchased for the development of a residential project (the “2nd Street Project” or “Gantry Park”) whose construction was substantially completed and its associated assets were placed in service during the third quarter of 2013.
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to a joint venture between us and Lightstone II (the “Joint Venture”) in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively. The Joint Venture subsequently sold its interests in the Baton Rouge Portfolio in July 2017.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015. The Joint Venture subsequently sold its interests in the Arkansas Hotel Portfolio in July 2017.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Investments in Related parties:

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

The Preferred Investments (dollars in thousands) are summarized as follows:

Preferred Investments	Dividend Rate	December 31, 2017	December 31, 2016	December 31, 2017	2017	2016	2015
365 Bond Street	12%	$-	$-	$-	$-	$2,252	$5,079
40 East End Avenue	8% to 12%	30,000	30,000	-	3,383	2,408	1,444
30-02 39th Avenue	12%	10,000	12,300	-	1,253	1,429	184
485 7th Avenue	12%	60,000	60,000	-	7,300	7,320	20
East 11th Street	12%	46,119	31,271	11,381	4,443	2,688	-
Miami Moxy	12%	12,195	7,682	7,805	1,269	203	-
Total Preferred Investments		$158,314	$141,253	$19,186	$17,648	$16,300	$6,727

•	365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  Contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain events During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

•	40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between and affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable at the earlier of six years from the date of our final contribution or May 14, 2023.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate contributions would decrease by $40.0 million to $10.0 million.Contributions were made pursuant to instruments, the “30-02 39th Street Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2017, there were no remaining unfunded contributions and the outstanding 30-02 39th Street Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable upon the occurrence of certain capital transactions. On January 29, 2018, we redeemed $37.5 million of the 485 7th Avenue Preferred Investment.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million, or up to $57.5 million.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

We have a 2.5% membership interest in the Joint Venture. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel it acquired on November 6, 2017 from an unrelated third party.

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

Critical Accounting Estimates and Policies

General.

Our consolidated financial statements, included in this annual report, include our accounts, the Operating Partnership and its subsidiaries  (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

We record assets and groups of assets and liabilities which comprise disposal groups as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

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

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2005 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2017 and 2016, we had no material uncertain income tax positions and our net operating loss carry forward was $11.5 million. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

The dispositions of the DoubleTree – Danvers, Oakville Plaza and the Southeastern Michigan Multi-Family Properties did not qualify to be reported as discontinued operations since none of the dispositions represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the DoubleTree – Danvers, Oakville Plaza and the Southeastern Michigan Multi-Family Properties are reflected in our results from continuing operations for all periods presented through their respective dates of disposition. The operating results of the apartment communities contained in the Southeastern Michigan Properties were included in our Multi-Family Residential Segment, the DoubleTree – Danvers in our Hospitality Segment and Oakville in our Retail Segment, through their respective dates of disposition. The operating results of the eleven hotels acquired by the Joint Venture in a series of transactions during 2015 are classified as discontinued operations in the consolidated statements of operations through their respective dates of disposition for all periods presented.

For the Year Ended December 31, 2017 vs. December 31, 2016

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $10.9 million to $41.1 million for the year ended December 31, 2017 compared to $52.0 million for the same period in 2016. See “Segment Results of Operations for the year ended December 31, 2017 compared to December 31, 2016” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $6.7 million to $20.4 million for the year ended December 31, 2017 compared to $27.1 million for the same period in 2016. This decrease primarily reflects lower expenses in (i) our Multi-Family Residential Segment, principally due to the disposition of the Southeastern Michigan Multi-Family Properties and (ii) our Hospitality Segment, due to the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense decreased by approximately $0.6 million to $2.5 million for the year ended December 31, 2017 compared to $3.1 million for the same period in 2016.  This decrease primarily reflects lower expenses in (i) our Multi-Family Residential Segment, principally due to the disposition of the Southeastern Michigan Multi-Family Properties and (ii) our Hospitality Segment due to the disposition of the DoubleTree – Danvers.

General and administrative expenses

General and administrative expenses increased by approximately $2.8 million to $7.8 million for the year ended December 31, 2017 compared to $5.0 million for the same period in 2016. This increase was primarily due to higher professional fees during the 2017 period.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $1.4 million to $10.0 million for the year ended December 31, 2017 compared to $11.4 million the same period in 2016.  This decrease primarily reflects lower depreciation expense in (i) our Multi-Family Residential Segment, principally due to the disposition of the Southeastern Michigan Multi-Family Properties and (ii) our Hospitality Segment due to the disposition of the DoubleTree – Danvers.

Interest and dividend income

Interest and dividend income increased by approximately $1.3 million to $20.9 million for year ended December 31, 2017 compared to $19.6 million for the same period in 2016. The increase primarily reflects an increase of $1.3 million in investment income from our Preferred Investments.

Interest expense

Interest expense, including amortization of deferred financing costs, was approximately $13.7 million for both years ended December 31, 2017 and 2016.

Gain on disposition of real estate

During year ended December 31, 2017 we recognized a gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers. During year ended December 31, 2016 we recognized a gain on disposition of real estate of approximately $23.7 million related to the sale of the Southeastern Michigan Multi-Family Properties.

Gain on satisfaction of mortgage receivable

During year ended December 31, 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) the interests in the Operating Partnership held by our Sponsor as well as common units held by our limited partners (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”), which owns Gantry Park, a multi-family residential property, held by our Sponsor and other affiliates.

Segment Results of Operations for the Year Ended December 31, 2017 compared to December 31, 2016

Retail Segment - Our Retail Segment includes the operating results of the St. Augustine Outlet Center, DePaul Plaza and Oakview Plaza during the 2017 and 2016 periods. Ownership of Oakview Plaza was transferred to the lender via foreclosure in September 2017.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$9,896	$11,428	$(1,532)	-13.4%
NOI	4,732	6,315	(1,583)	-25.1%
Average Occupancy Rate for period	84.5%	86.4%		-1.9%

The following table represents lease expirations for our Retail Segment as of December 31, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	13	44,828	684,305	11.5%	13.0%
2019	17	76,731	1,444,514	19.6%	27.4%
2020	9	150,532	1,561,792	38.5%	29.6%
2021	5	27,564	419,113	7.0%	8.0%
2022	3	7,818	126,832	2.0%	2.4%
2023	2	30,700	530,545	7.8%	10.1%
2024	1	1,163	53,375	0.3%	1.0%
2025	4	15,517	270,237	4.0%	5.1%
2026	2	28,687	56,382	7.3%	1.1%
Thereafter	1	7,959	123,365	2.0%	2.3%
	57	391,499	5,270,460	100.0%	100.0%

As of December 31, 2017, we had three tenants, Kohl’s Inc., Saks & Company and H& M Hennes & Mauritz L.P., each with one store, representing approximately 19.6%, 5.4% and 5.0%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI for our Retail Segment decreased by $1.5 million and $1.6 million, respectively, for the year ended December 31, 2017 compared to the same period in 2016. Excluding the effect of Oakview Plaza, revenues and NOI decreased by $0.6 million and $0.9 million, respectively, for the year ended December 31, 2017 compared to the same period in 2016. These decreases were primarily attributable to the St. Augustine Outlet Center.

Multi-Family Residential Segment - Our Multi-Family Residential Segment includes the operating results of the Southeastern Michigan Multi-Family Properties and Gantry Park during the 2017 and 2016 periods. The Southeastern Michigan Multi-Family Properties were sold during 2016.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$8,585	$12,553	$(3,968)	-31.6%
NOI	6,456	8,492	(2,036)	-24.0%
Average Occupancy Rate for period	96.8%	96.9%		-0.1%

Revenues and NOI for our Multi-Family Residential Segment decreased by $4.0 million and $2.0 million, respectively, for year ended December 31, 2017 compared to the same period in 2016. Excluding the effect of the Southeastern Michigan Multi-Family Properties, revenues and NOI were relatively flat for Gantry Park, our only remaining multi-family residential property.

Industrial Segment – Our Industrial Segment includes the operating results of the Gulf Coast Industrial Portfolio during the 2017 and 2016 periods.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$6,433	$5,596	$837	15.0%
NOI	3,390	2,633	757	28.8%
Average Occupancy Rate for period	72.4%	62.1%		10.3%

The following table represents lease expirations for our Industrial Segment as of December 31, 2017:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	38	247,840	862,735	33.0%	19.6%
2019	19	103,085	588,974	13.7%	13.4%
2020	26	165,930	1,448,003	22.1%	32.8%
2021	5	35,968	214,937	4.7%	4.8%
2022	12	110,452	777,422	14.7%	17.6%
2023	1	88,800	519,480	11.8%	11.8%
Thereafter	-	-	-	-	-
	101	752,075	4,411,551	100.0%	100.0%

As of December 31, 2017, we did not have any tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI increased for year ended December 31, 2017 compared to the same period in 2016 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment - Our Hospitality Segment includes the operating results of the DoubleTree – Danvers during the 2017 and 2016 periods. The DoubleTree - Danvers was sold in September 2017.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2017	2016	$	%
	(unaudited)
Revenues	$16,164	$22,417	$(6,253)	-27.9%
NOI	3,036	3,729	(693)	-18.6%
Average Occupancy Rate for period	70.2%	63.2%		7.0%
Rev PAR	$92.12	$81.79	$10.33	12.6%

Revenues and NOI decreased during year ended December 31, 2017 compared to the same period in 2016 resulting from the disposition of the DoubleTree – Danvers, which was our only remaining hospitality property. The operating results of the DoubleTree - Danvers reflected increased occupancy levels and RevPAR during the 2017 period in which it was owned.

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

Segment Results of Operations for the Year Ended December 31, 2016 compared to December 31, 2015

Retail Segment - Our Retail Segment includes the operating results of the St. Augustine Outlet Center, DePaul Plaza and Oakview Plaza during the 2016 and 2015 periods.

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

Multi-Family Residential Segment - Our Multi-Family Residential Segment includes the operating results of the Southeastern Michigan Multi-Family Properties and Gantry Park during the 2016 and 2015 periods. The Southeastern Michigan Multi-Family Properties were sold during 2016.

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

Industrial Segment - Our Industrial Segment includes the operating results of the Gulf Coast Industrial Portfolio during the 2016 and 2015 periods.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2016	2015	$	%
	(unaudited)
Revenues	$5,596	$6,242	$(646)	-10.3%
NOI	2,633	3,442	(809)	-23.5%
Average Occupancy Rate for period	62.1%	72.0%		-9.9%

Revenues and NOI decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of the lower average occupancy rate during the 2016 period.

Hospitality Segment - Our Hospitality Segment includes the operating results of the DoubleTree – Danvers during the 2016 and 2015 periods.

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

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the funding of our remaining contributions for investments in related parties (Preferred Investments) of up to $19.2 million as of December 31, 2017, generally through working capital and borrowings. As of December 31, 2017, we had approximately $116.4 million of cash and cash equivalents and $57.9 million of marketable securities available for sale. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

As of December 31, 2017, we have $157.9 million of outstanding mortgage debt and an $18.6 million line of credit. Our outstanding mortgage debt includes non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage”) secured by the Gulf Coast Industrial Portfolio of $50.2 million that is in default and due on demand (see “Contractual Obligations” for additional information). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2017, our total borrowings represented 50% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Acquisition fees	$-	$-	$8
Asset management fees	2,170	2,372	2,427
Property management fees	730	936	1,185
Development fees and leasing commissions	687	116	344
Total	$3,587	$3,424	$3,964

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2017, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2017, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows provided by operating activities	$22,153	$29,180	$21,098
Cash flows provided by investing activities	13,089	85,684	70,952
Cash flows used in financing activities	(24,347)	(77,784)	(78,120)
Net change in cash and cash equivalents	10,895	37,080	13,930
Cash and cash equivalents, beginning of the year	105,539	68,459	54,529
Cash and cash equivalents, end of the year	$116,434	$105,539	$68,459

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

Operating activities

Net cash flows provided by operating activities of $22.2 million for the year ended December 31, 2017 consists of the following:

•	cash inflows of approximately $18.2 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $4.0 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $13.1 million for the year ended December 31, 2017 consists primarily of the following:

•	purchases of investment property of approximately $3.2 million;

•	net preferred investments in related parties of $17.1 million;

•	net purchases of marketable securities of $6.1 million;

•	funding of restricted escrows of $1.3 million;

•	proceeds from the disposition of investment property and other real estate assets of $32.7 million; and

•	collection of mortgage receivable of $8.1 million.

Financing activities

The net cash used by financing activities of approximately $24.3 million for the year ended December 31, 2017 is primarily related to the following:

•	distributions to our common shareholders of $17.5 million;

•	redemptions and cancellation of common stock of $2.5 million;

•	aggregate distributions to our noncontrolling interests of $3.9 million; and

•	debt principal payments of $0.4 million.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2017.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Payable	$72,172	$1,621	$14,924	$1,328	$1,389	$68,151	$159,585
Interest Payments [1,2]	4,821	3,914	3,557	3,191	3,130	5,983	24,596

Total Contractual Obligations	$76,993	$5,535	$18,481	$4,519	$4,519	$74,134	$184,181

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2017 was used.

2)	The non-recourse Gulf Coast Industrial Mortgage (outstanding principal balance of $50.2 million as of December 31, 2017) is in default and due on demand and therefore no future interest payments on this debt are included in these amounts.

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan had no outstanding balance as of December 31, 2017 and the amount outstanding on the line of credit was $18.6 million as of December 31, 2017, which is due on demand.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.

We are currently in compliance with all of our financial debt covenants except for those discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse Gulf Coast Mortgage, the lender elected to retain the excess cash flow from the Gulf Coast Industrial Portfolio beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the Gulf Coast Mortgage was in default and although originally due in February 2017 became due on demand. The outstanding balance of the Gulf Coast Mortgage was $50.2 million as of December 31, 2017.

Additionally, our non-recourse mortgage loan (the “Oakview Plaza Mortgage”) secured by a retail power center located in Omaha, Nebraska (“Oakview Plaza”) matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The outstanding balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

Although the lender is currently not charging or being paid interest at the stated default rate, we are accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, we accrued default interest expense on the Oakview Plaza Mortgage pursuant to the terms of its loan agreement from January 2017 through the date of the Oakview Plaza Foreclosure (September 15, 2017). Default interest expense of approximately $3.0 million, $2.1 million and $2.1 million was accrued during the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to the terms of the loan agreements. Additionally, as disclosed above, in connection with the Oakview Plaza Foreclosure, approximately $1.0 million of default interest related to the Oakview Plaza Mortgage was extinguished. As a result, cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $11.3 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2017 and 2016, respectively. However, we do not expect to pay any of the accrued default interest as this mortgage indebtedness is non-recourse to us. Additionally, we believe the continued loss of excess cash flow from these properties and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

In addition, our recourse mortgage loan (the “St. Augustine Mortgage”) secured by the St. Augustine Outlet Center located in St. Augustine, Florida (outstanding principal balance of $20.4 million as of December 31, 2017) initially matures in August 2018 and has two one-year extension options, subject to satisfaction of certain conditions. We currently intend to either refinance the St. Augustine Mortgage before its initial maturity or repay it in full with cash and cash equivalents on hand. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

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

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$21,280	$35,452	$64,692
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	10,014	11,377	11,544
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	1,295
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-
Gain on disposal of investment property	(10,483)	(23,705)	-
Gain on satisfaction of mortgage receivable	(3,216)	-	-
Gain on disposal of unconsolidated affiliated real estate entities	-	-	(6,097)
Discontinued operations:
Depreciation and amortization of real estate assets	-	-	-
Impairment loss on long-lived assets held for sale	-	-	-
Gain on disposal of investment property			(17,547)
FFO	17,595	23,124	53,887
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	20	(45)
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(132)	(112)	(203)
Loss on debt extinguishment	-	2	600
Mark to market adjustments (3)	(185)	(67)	535
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-
Loss/(gain) on sale of marketable securities	70	964	(34,710)
MFFO	17,348	23,931	20,064
Straight-line rent (5)	(46)	99	(294)
MFFO - IPA recommended format (6)	$17,302	$24,030	$19,770

Net income	$21,280	$35,452	$64,692
Less: income attributable to noncontrolling interests	(1,097)	(1,371)	(4,468)
Net income applicable to company's common shares	$20,183	$34,081	$60,224
Net income per common share, basic and diluted	$0.81	$1.34	$2.33

FFO	$17,595	$23,124	$53,887
Less: FFO attributable to noncontrolling interests	(1,675)	(1,820)	(4,945)
FFO attributable to company's common shares	$15,920	$21,304	$48,942
FFO per common share, basic and diluted	$0.64	$0.84	$1.89

MFFO - IPA recommended format	$17,302	$24,030	$19,770
Less: MFFO attributable to noncontrolling interests	(1,662)	(1,820)	(1,810)
MFFO attributable to company's common shares	$15,640	$22,210	$17,960

Weighted average number of common shares outstanding, basic and diluted	24,961	25,426	25,828

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Year Ended December 31,
	2017	2016	2015
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(2,036)	$(2,054)	$(2,064)
Oakview Plaza - Default interest expenes(b)	(991)	-	-
Total before allocations to noncontrolling interests	(3,027)	(2,054)	(2,064)
Allocations to noncontrolling interests	58	40	40
Total after allocations to noncontrolling interests	$(2,969)	$(2,014)	$(2,024)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. The Oakview Plaza Mortgage Loan matured in January 2017 and was not repaid which constituted a maturity default. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $19.2 million, $24.2 million and $20.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

 The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2017

FFO	$193,026
Distributions Paid	$198,568

For the year ended December 31, 2017, we paid cash distributions of $17.5 million. FFO attributable to company's common shares for the year ended December 31, 2017 was $15.9 million and cash flow from operations was $22.2 million. For the year ended December 31, 2016, we paid cash distributions of $17.9 million. FFO attributable to company's common shares for the year ended December 31, 2016 was $21.3 million and cash flow from operations was $29.2 million. For the year ended December 31, 2015, we paid cash distributions of $18.1 million. FFO attributable to company's common shares for the year ended December 31, 2015 was $48.9 million and cash flow from operations was $21.1 million.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2017, cumulative SLP Unit distributions declared were $21.3 million, of which $20.8 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2017, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 14 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our DRIP and excess cash other than operating cash flow.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2017, we had one interest rate swap and one interest rate cap with insignificant intrinsic values.

We also hold equity and debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2017, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $5.2 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter at December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value

Mortgages Payable	$72,172	1,621	14,924	1,328	1,389	68,151	$159,585	$158,591

As of December 31, 2017, approximately $18.6 million, or 9%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.2 million.

The estimated fair value (in millions) of our debt is summarized as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.6	$158.6	$185.6	$183.2

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. As of December 31, 2017, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	79

Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016	80

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	81

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	82

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015	83

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	84

Notes to Consolidated Financial Statements	85

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017	114

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP
Iselin, New Jersey
March 12, 2018

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2017	As of December 31, 2016

Assets
Net investment property	$178,501	$232,341
Investment in related parties	159,792	142,752
Cash and cash equivalents	116,434	105,539
Marketable securities, available for sale	57,944	52,495
Restricted escrows	2,785	2,818
Tenant and other accounts receivable	1,143	1,875
Mortgage receivable	-	4,893
Intangible assets	337	693
Prepaid expenses and other assets	2,738	3,889

Total Assets	$519,674	$547,295

Liabilities and Stockholders' Equity
Mortgages payable, net	$157,927	$183,313
Notes payable	18,602	18,586
Accounts payable, accrued expenses and other liabilities	20,388	18,827
Due to related parties	496	573
Tenant allowances and deposits payable	1,483	1,429
Distributions payable	4,387	4,432
Deferred rental income	716	1,105
Acquired below market lease intangibles	305	446

Total Liabilities	204,304	228,711

Commitments and contingencies (See Note 18)

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,847 and 25,101 shares issued and outstanding, respectively	248	251
Additional paid-in-capital	194,497	197,036
Accumulated other comprehensive income	15,467	15,954
Accumulated surplus	86,956	84,240

Total Company's stockholders' equity	297,168	297,481
	-	-
Noncontrolling interests	18,202	21,103

Total Stockholders' Equity	315,370	318,584
Total Liabilities and Stockholders' Equity	$519,674	$547,295

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$29,808	$36,960	$41,249
Tenant recovery income	3,433	4,018	4,418
Other service income	7,837	11,016	10,183

Total revenues	41,078	51,994	55,850

Expenses:
Property operating expenses	20,444	27,130	28,280
Real estate taxes	2,494	3,085	3,521
General and administrative costs	7,812	5,028	5,009
Depreciation and amortization	10,014	11,377	11,544

Total operating expenses	40,764	46,620	48,354

Operating income	314	5,374	7,496

Mark to market adjustment on derivative financial instruments	185	67	(223)
Interest and dividend income	20,893	19,567	11,317
Interest expense	(13,636)	(13,689)	(15,145)
Gain on satisfaction of mortgage receivable	3,216	-	-
Gain on disposition of real estate, net	10,483	23,705	-
(Loss)/gain on sale and redemption of marketable securities	(70)	(964)	34,710
Income from investments in unconsolidated affiliated real estate entities	-	-	5,804
Other (loss)/income, net	(105)	1,392	2,002

Net income from continuing operations	21,280	35,452	45,961
Net income from discontinued operations	-	-	18,731

Net income	21,280	35,452	64,692

Less: net income attributable to noncontrolling interests	(1,097)	(1,371)	(4,468)

Net income attributable to Company's common shares	$20,183	$34,081	$60,224

Basic and diluted earnings per Company's common share:
Continuing operations	$0.81	$1.34	$1.60
Discontinued operations	-	-	0.73
Net earnings per Company's common share	$0.81	$1.34	$2.33

Weighted average number of common shares outstanding, basic and diluted	24,961	25,426	25,828

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$21,280	$35,452	$64,692

Other comprehensive loss:

Holding loss on available for sale securities	(670)	(4,137)	(461)
Reclassification adjustment for loss/(gain) included in net income	70	964	(34,710)

Other comprehensive loss	(600)	(3,173)	(35,171)

Comprehensive income	20,680	32,279	29,521

Less: Comprehensive income attributable to noncontrolling interests	(984)	(1,020)	(1,192)

Comprehensive income attributable to the Company's common shares	$19,696	$31,259	$28,329

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2014	25,850	258	204,022	50,671	25,814	35,238	316,003
Net income	-	-	-	-	60,224	4,468	64,692
Other comprehensive loss	-	-	-	(31,895)	-	(3,276)	(35,171)
Distributions declared	-	-	-	-	(18,077)	-	(18,077)
Distributions paid to noncontrolling interests	-	-	-	-	-	(5,393)	(5,393)
Contributions received from noncontrolling interests	-	-	-	-	-	227	227

Redemption and cancellation of shares and noncontrolling interests	(341)	(3)	(3,406)	-	-	(175)	(3,584)
Shares issued from distribution reinvestment program	130	1	1,452	-	-	-	1,453
BALANCE, December 31, 2015	25,639	256	202,068	18,776	67,961	31,089	320,150
Net income	-	-	-	-	34,081	1,371	35,452
Other comprehensive loss	-	-	-	(2,822)	-	(351)	(3,173)
Distributions declared	-	-	-	-	(17,802)	-	(17,802)
Distributions paid to noncontrolling interests	-	-	-	-	-	(11,014)	(11,014)
Contributions received from noncontrolling interests	-	-	-	-	-	8	8
Redemption and cancellation of shares	(538)	(5)	(5,032)	-	-	-	(5,037)
BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584
Net income	-	-	-	-	20,183	1,097	21,280
Other comprehensive loss	-	-	-	(487)	-	(113)	(600)
Distributions declared	-	-	-	-	(17,467)	-	(17,467)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,896)	(3,896)
Contributions received from noncontrolling interests	-	-	-	-	-	11	11
Redemption and cancellation of shares	(254)	(3)	(2,539)	-	-	-	(2,542)
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,280	$35,452	$64,692
Less net income - discontinued operations	-	-	18,731
Net income - continuing operations	21,280	35,452	45,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,014	11,377	11,544
Loss/(gain) on sale and redemption of marketable securities available for sale	70	964	(34,710)
Gain on satisfaction of mortgage receivable	(3,216)	-	-
Gain on disposition of real estate	(10,483)	(23,705)	-
Mark to market adjustment on derivative financial instruments	(185)	(67)	223
Income from investments in unconsolidated affiliated real estate entities	-	-	(5,804)
Other non-cash adjustments	738	629	310
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(51)	424	813
Decrease/(increase) in tenant and other accounts receivable	304	(85)	(341)
(Decrease)/increase in tenant allowances and deposits payable	(304)	(537)	20
Increase in accounts payable, accrued expenses and other liabilities	4,159	4,254	2,125
(Decrease)/increase in due to related parties	(77)	573	(339)
(Decrease)/increase in deferred rental income	(96)	(99)	37
Net cash provided by operating activities - continuing operations	22,153	29,180	19,839
Net cash provided by operating activities - discontinued operations	-	-	1,259
Net cash provided by operating activities	22,153	29,180	21,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property and intangible assets, net	(3,163)	(3,759)	(12,751)
Purchase of marketable securities available for sale	(7,111)	(4,183)	(5,113)
Proceeds from sale of marketable securities available for sale	991	28,567	78,454
Collections on mortgage receivable	8,109	147	139
Deposits for purchase of real estate, net of refunds	-	-	170
Contributions to investment in unconsolidated affiliated real estate entity	-	-	(1,568)
Investments in related parties	(19,340)	(61,469)	(103,158)
Proceeds from preferred investments in related parties	2,300	58,522	-
Distribution from investments in unconsolidated affiliated real estate entities	-	1,989	15,230
(Funding)/release of restricted escrows	(1,348)	5,208	922
Proceeds from sale of investment property	32,651	60,662	6,202
Net cash provided by/(used in) investing activities - continuing operations	13,089	85,684	(21,473)
Net cash provided by investing activities - discontinued operations	-	-	92,425
Net cash provided by investing activities	13,089	85,684	70,952
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	20,400	3,863
Mortgage payments	(408)	(63,470)	(2,406)
Payment of loan fees and expenses	-	(773)	(69)
Payment of notes payable	-	-	(19,957)
Redemption and cancellation of common shares	(2,542)	(5,037)	(3,409)
Contributions received from noncontrolling interests	11	8	227
Distributions paid to noncontrolling interests	(3,896)	(11,014)	(5,393)
Distributions paid to Company's stockholders	(17,512)	(17,898)	(16,662)
Net cash used in financing activities - continuing operations	(24,347)	(77,784)	(43,806)
Net cash used in financing activities - discontinued operations	-	-	(34,314)
Net cash used in financing activities	(24,347)	(77,784)	(78,120)
Net change in cash and cash equivalents	10,895	37,080	13,930
Cash and cash equivalents, beginning of year	105,539	68,459	54,529
Cash and cash equivalents, end of year	$116,434	$105,539	$68,459
See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

On October 20, 2017, the Company filed a definitive proxy statement with the Securities and Exchange Commission pursuant to which it sought stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before October 10, 2018 (the “Charter Amendment”). On December 11, 2017, the stockholders approved the Charter Amendment.

As of December 31, 2017, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of two retail properties containing a total of approximately 0.5 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of December 31, 2016, the retail properties, the industrial properties and the multi-family residential properties were 84%, 75%, and 97% occupied based on a weighted-average basis, respectively.

Discontinued Operations

During the first quarter of 2015, a portfolio of 11 of the Company’s hotel hospitality properties met the criteria to be classified as held for sale. The operating results of these hotel hospitality properties, which were disposed in a series of transactions during 2015, have been classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition. See Note 3 for additional information.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

Operating Partnership Activity

Acquisitions and Investments:

Through its Operating Partnership, the Company has and will continue to seek to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. The Company’s commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and industrial. All such properties have been and will continue to be acquired and operated by the Company alone or jointly with another party.

Related Parties:

Properties acquired and development activities have been and may continue to be managed by affiliates of Lightstone Value Plus REIT Management LLC (collectively, the “Property Managers”).

The Company’s Advisor and its affiliates, the Property Managers and Lightstone SLP, LLC are related parties of the Company. Certain of these entities have received or will receive compensation and fees for services provided for the investment and management of the Company’s assets. These entities have and/or will receive fees during the Company’s offering stage (which was completed on October 10, 2008), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds raised, the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 14 for additional information.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and real estate-related investments, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Cash paid for interest	$8,852	$9,152	$12,889

Distributions declared	$4,387	$4,432	$4,528

Value of shares issued from distribution reinvestment program	$-	$-	$1,453

Non cash purchase of investment property	$581	$126	$320

Debt assumed by joint venture in connection with disposition	$-	$-	$32,800

Assignment of minority interest loans to joint venture in connection with disposition	$-	$-	$547

Assets transferred and liabilities extinguished due to foreclosure	$27,028	$-	$-

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

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term, including any below-market renewal periods taken into account. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. Room revenue for the hotel properties are recognized as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until stays occur. Other service income consists of revenues from food and beverage services, water park admissions and arcade income from our DoubleTree – Danvers property disposed of in September 2017 (See Note 9) and is recognized when consumed.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets and real estate-related investments at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

The Company elected and qualified to be taxed as a REIT in conjunction with the filing of its 2005 U.S. federal tax return. To maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material effect on the Company’s net income and net cash available for distribution to stockholders. Through December 31, 2017, the Company has complied with the requirements for maintaining its REIT status.

The Company has net operating loss carryforwards of $11.5 million for U.S. federal income tax purposes through the year ended December 31, 2017. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2017 and 2016, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

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

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.6	$158.6	$185.6	$183.2

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board. This plan expired in April 2015. Awards were granted at fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2017, 2016 and 2015, the Company had no material compensation costs related to the incentive award plan.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. Upon adoption of this guidance, the Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

 LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

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

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the years presented, it would have resulted in a decrease to net income of approximately $0.6 million, $3.2 million and $35.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The adoption of this standard will not have a significant impact on the consolidated financial statements since, with the disposal the DoubleTree – Danvers in September 2017 (See Note 9), substantially all revenues now consists of rental income from leasing arrangements, which is specifically excluded from the standard.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

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

3. Dispositions of Limited Service Hotels

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. In a series of transactions that occurred during 2015, the Joint Venture acquired the Company’s membership interests in a portfolio of 11 hospitality properties, which the Company majority owned and consolidated, for aggregate consideration of approximately $122.4 million.

The 11 hotels consisted of the following:

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

On January 29, 2015 the Company, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone II whereby the Company and Lightstone II have 2.5% and 97.5% membership interests in the Joint Venture, respectively. Lightstone II is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required. The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method of accounting. As of both December 31, 2017 and 2016, the carrying value of the Company’s 2.5% membership interest in the Joint Venture was approximately $1.5 million, recorded at cost, which is included in investment in related parties on the consolidated balance sheets.

The Company’s membership interests in the 11 hotels were contributed to the Joint Venture in a series of transactions during 2015 as discussed below.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

On February 11, 2015, the Company, through a wholly owned subsidiary of its Operating Partnership, completed the disposition of its 100% membership interest in the Courtyard – Parsippany and its 90.0% membership interest in the Residence Inn - Baton Rouge for approximately $23.4 million, excluding transaction costs, or approximately $12.2 million, net of an aggregate of $11.6 million of mortgage debt (the “Courtyard – Parsippany Loan” and the “Residence Inn – Baton Rouge Loan) which was assumed by the subsidiaries of the Joint Venture as part of the transaction, pursuant to two separate contribution agreements, each dated as of February 11, 2015, entered into with Lightstone II through the Joint Venture.

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

The transactions described above represent the complete disposition of the Company’s membership interests in the portfolio of 11 hotels. In connection with these dispositions, the Company recognized an aggregate gain on disposition of approximately $17.3 million during the year ended December 31, 2015, which is included in discontinued operations on the consolidated statements of operations. See Note 5 and Note 9 for additional information.

4. Dispositions of Investments in Unconsolidated Affiliated Real Estate Entities

1407 Broadway

The Company had a 49.0% ownership in 1407 Broadway Mezz II LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. On April 30, 2015, 1407 Broadway completed the disposition of its Sub-leasehold Interest to an unrelated third party for aggregate consideration of approximately $150.0 million and in connection with such disposition recorded a net gain of approximately $9.9 million during the year ended December 31, 2015, of which the Company’s share was approximately $5.7 million. After the repayment of outstanding mortgage indebtedness and transaction and other closing costs, 1407 Broadway paid distributions to its members aggregating $19.9 million during year ended December 31, 2015, of which the Company’s share was approximately $15.1 million. Additionally, during the first quarter of 2015, the Company made a contribution of $1.6 million to 1407 Broadway.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1407 Broadway Financial Information

The following table represents the unaudited condensed income statements for 1407 Broadway:

For the Year Ended December 31, 2015

Total revenue	$13,510
0
Property operating expenses	9,439
Depreciation and amortization	2,644
Operating income	1,427

Interest expense and other, net	(1,343)

Gain on disposition	9,891

Net income	$9,975

Company's share of net earnings	$5,804

5. Investment in Related Parties

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $158.3 million and $141.3 million as of December 31, 2017 and 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2017, remaining contributions of up to $19.2 million were unfunded. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company recognized investment income of $17.6 million, $16.3 million and $6.7 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended Decemebr 31,
Preferred Investments	Dividend Rate	December 31, 2017	December 31, 2016	December 31, 2017	2017	2016	2015
365 Bond Street	12%	$-	$-	$-	$-	$2,252	$5,079
40 East End Avenue	8% to 12%	30,000	30,000	-	3,383	2,408	1,444
30-02 39th Avenue	12%	10,000	12,300	-	1,253	1,429	184
485 7th Avenue	12%	60,000	60,000	-	7,300	7,320	20
East 11th Street	12%	46,119	31,271	11,381	4,443	2,688	-
Miami Moxy	12%	12,195	7,682	7,805	1,269	203	-
Total Preferred Investments		$158,314	$141,253	$19,186	$17,648	$16,300	$6,727

365 Bond Street Preferred Investment

In March 2014, the Company entered into an agreement with various related party entities that provided for it to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of its Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  Contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company upon the occurrence of certain events. During the year ended December 31, 2016, the Company redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

 LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related-party REIT also sponsored by the Company’s Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, the Company entered into certain agreements that provided for it to make aggregate contributions of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by the Company upon the occurrence of certain capital transactions. As of December 31, 2017, there were no remaining unfunded contributions and the outstanding 30-02 39th Avenue Preferred Investment is entitled to monthly preferred distributions a rate of 12% per annum.

485 7th Avenue Preferred Investment

In December 2015, the Company entered into an agreement with various related party entities that provided for it to make contributions of up to $60.0 million in an affiliate of its Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable by the Company upon the occurrence of certain capital transactions. On January 29, 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment.

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $40.0 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. On September 30, 2016, the Company and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million, or up to $57.5 million.

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the Miami Moxy Preferred Investment. Additionally, the Miami Moxy Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture with Lightstone Value II. The Joint Venture previously acquired the Company’s membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels (the Courtyard – Baton Rouge, the Residence Inn – Baton Rouge, the Aloft – Rogers and the Fairfield Inn – Jonesboro) to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) acquired on November 6, 2017 from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of December 31, 2017.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of both December 31, 2017 and 2016, the carrying value of our investment was $1.5 million, which is included in investment in related parties on the consolidated balance sheets.

6. Mortgage Receivable

Senior Mortgage - Holiday Inn Express Hotel & Suites East Brunswick (the “Holiday Inn - East Brunswick”)

On June 21, 2011, the Company acquired an $8.8 million, senior mortgage note (the “Senior Mortgage”) for approximately $5.6 million from, an unaffiliated third party. The purchase price reflected a discount of approximately $3.2 million to the outstanding principal balance. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $0.2 million. The acquisition was funded with cash. As of December 31, 2016, the Senior Mortgage was recorded in mortgages receivable on the consolidated balance sheet.

The Senior Mortgage, which was originated by Banc of America in July 2007 with an original principal balance of $9.1 million, was due in August 2017 and collateralized by the Holiday Inn –East Brunswick. The Senior Mortgage bore interest at a fixed rate of 6.33% per annum with scheduled monthly principal and interest payments of approximately $56 through maturity. The Senior Mortgage was transferred to special servicing on February 1, 2010 due to a payment default (the Senior Mortgage was in payment default for payments since January 1, 2010). Since the Senior Mortgage was in default, the aforementioned discount was not being amortized.

Since the Senior Mortgage was in default, the borrower was required to transfer any excess cash to the Company on a monthly basis. The Company applied the cash receipts method of income recognition, whereby the Company recognized any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower was current on all amounts owed to the Company for interest and then any remaining cash would be applied to outstanding principal.

In June 2017, the Company received a payment of approximately $8.1 million in full satisfaction of the Senior Mortgage and recorded a gain on satisfaction of mortgage receivable of $3.2 million representing the difference between the $8.1 million received and the Company’s $4.9 million carrying value of the Senior Mortgage.

During each of the years ended December 31, 2017, 2016 and 2015, exclusive of the aforementioned loan discount amortization, the Company recognized approximately $0.2 million, $0.5 million and $0.5 million, respectively, of interest income from its Mortgage Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2017	December 31, 2016

Investment property:
Land and improvements	$49,681	$60,485
Building and improvements	164,418	203,054
Furniture and fixtures	2,154	17,613
Construction in progress	204	962

Gross investment property	216,457	282,114
Less accumulated depreciation	(37,956)	(49,773)
Net investment property	$178,501	$232,341

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2017	December 31, 2016

Accounts payable and accrued expenses	$2,989	$4,653
Accrued real estate taxes	582	1,009
Accrued interest payable	4,109	2,938
Accrued default interest payable (See Note 10)	11,207	9,175
Fair value of derivative financial instruments	-	90
Other liabilities	1,501	962
	$20,388	$18,827

8. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities, primarily REITs	$1,405	$263	$-	$1,668
Marco OP Units and Marco II OP Units	19,227	16,708	-	35,935
Corporate Bonds and Preferred Equities	18,494	371	(81)	18,784
Mortgage Backed Securities ("MBS")	1,856	-	(299)	1,557
Total	$40,982	$17,342	$(380)	$57,944

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

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

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairment charges. As of December 31, 2017 and 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.42% as of December 31, 2017) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2017 and 2016.

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (2.92% as of December 31, 2017). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and Pro-DFJV Holdings LLC (“PRO”), a Delaware limited liability company wholly owned by the Company (see Note 13), guaranteed the Line of Credit.

The amount outstanding under the Line of Credit was $18.6 million as of both December 31, 2017 and 2016, and is included in Notes Payable on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,668	$-	$-	$1,668
Marco OP and OP II Units	-	35,935	-	35,935
Corporate Bonds and Preferred Equities		18,784	-	18,784
MBS	-	1,557	-	1,557
Total	$1,668	$56,276	$-	$57,944

	Fair Value Measurement Using
As of December 31, 2016	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,730	$-	$-	$1,730
Marco OP and OP II Units	-	37,176	-	37,176
Corporate Bonds and Preferred Equities		10,985		10,985
MBS	-	2,604	-	2,604
Total	$1,730	$50,765	$-	$52,495

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

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9. Dispositions and Discontinued Operations

Dispositions - Continuing Operations

The following dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results and therefore did not qualify to be reported as discontinued operations and their operating results are reflected in the Company’s results from continuing operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

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

Oakview Plaza

The non-recourse mortgage loan (the “Oakview Plaza Mortgage”) secured by a retail power center located in Omaha, Nebraska (“Oakview Plaza”) matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The outstanding balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

Southeastern Michigan Multi-Family Properties

During the year ended December 31, 2016, the Company disposed of four apartment communities (three in May 2016 and the remaining one in July 2016) located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”) for aggregate consideration of approximately $60.9 million and recorded an aggregate gain on disposition of real estate of approximately $23.7 million related to these dispositions.

Dispositions - Discontinued Operations

The following disposition did qualify to be reported as discontinued operations and their operating results are classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

•	In a series of transactions during 2015, the Company disposed of its membership interests in a portfolio of 11 limited service hotels to the Joint Venture for approximately $122.4 million. The Company recognized an aggregate gain on disposition of approximately $17.3 million, which is included in discontinued operations during the year ended December 31, 2015. (See Note 3)

The following summary presents the aggregate operating results, through their respective dates of disposition, of the 11 hotels included in discontinued operations in the consolidated statements of operations for the period indicated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For the Year Ended December 31,
2015
Revenue	$8,000
-
Operating expenses	5,742

Operating income	2,258

Interest expense and other, net	(849)
Gain on disposition of real estate	17,322

Net income from discontinued operations	$18,731

Cash flows generated from discontinued operations are presented separately in the consolidated statements of cash flows.

10. Mortgages Payable

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2017	Maturity Date	Amount Due at Maturity	As of December 31, 2017	As of December 31, 2016

Oakview Plaza	(Extinguished in foreclosure on September 15, 2017)			$-	$-	$25,583

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,205

St. Augustine Outlet Center	LIBOR + 4.50%	5.59%	August 2018	20,400	20,400	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	74,500	74,500

DePaul Plaza	LIBOR + 2.75%	3.81%	June 2020	13,494	14,480	14,888

Total mortgages payable		6.24%		$149,416	$159,585	$185,576

Less: Deferred financing costs					(1,658)	(2,263)

Total mortgages payable, net					$157,927	$183,313

LIBOR as of December 31, 2017 and 2016 was 1.57% and 0.77%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2017:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$72,172	$1,621	$14,924	$1,328	$1,389	$68,151	$159,585

Less: Deferred financing costs							(1,658)

Total principal maturities, net							$157,927

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $2.6 million and $2.1 million were held in restricted escrow accounts as of December 31, 2017 and 2016, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On July 28, 2016, the Company, entered into a mortgage loan (the “St. Augustine Mortgage”) for approximately $20.4 million. The St. Augustine Mortgage has a term of two years, bears interest at LIBOR+4.50% and requires monthly interest payments through its stated maturity with the entire unpaid balance due upon maturity. The St. Augustine Mortgage is secured by an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”).

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants except for those discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness (the “Gulf Coast Industrial Mortgage”) secured by a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The outstanding balance of the Gulf Coast Industrial Portfolio Mortgage was $50.2 million as of December 31, 2017.

Additionally, the Company’s Oakview Plaza Mortgage matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via the Oakview Plaza Foreclosure. The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The outstanding balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million.

Although the lender is currently not charging or being paid interest at the stated default rate, the Company is accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, the Company accrued default interest expense on the Oakview Plaza Mortgage pursuant to the terms of its loan agreement from January 2017 through the date of the Oakview Plaza Foreclosure (September 15, 2017). Default interest of approximately $3.0 million, $2.1 million and $2.1 million was accrued during the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to the terms of the loan agreements. Additionally, as disclosed above, in connection with the Oakview Plaza Foreclosure, approximately $1.0 million of default interest related to the Oakview Plaza Mortgage was extinguished. As a result, cumulative accrued default interest (solely related the Gulf Coast Industrial Portfolio Mortgage) of $11.2 million and $9.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2017 and 2016, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as this mortgage indebtedness is non-recourse to it.  Additionally, the Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

In addition, the Company’s St. Augustine Mortgage (outstanding principal balance of $20.4 million as of December 31, 2017) initially matures in August 2018 and has two one-year extension options, subject to satisfaction of certain conditions. The Company currently intends to refinance the St. Augustine Mortgage before its initial maturity or repay it in full with cash and cash equivalents on hand. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Distributions Payable

On November 14, 2017, the Board declared a distribution for the three-month period ending December 31, 2017. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2017 distribution was paid in cash on January 15, 2018.

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

12. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2017 and 2016, the Company had no outstanding preferred shares.

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

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Through January 19, 2014, the Company’s stockholders had the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on July 12, 2012. On January 19, 2014, the Board of Directors suspended the Company’s DRIP effective April 15, 2014. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2016 we redeemed approximately 3.6 million common shares at an average price per share of $9.37 per share. During 2017, we redeemed approximately 0.3 million common shares or 100% of redemption requests received during the period, at an average price per share of $10.00 per share.

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

The Company’s stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of its independent directors, without any further action by the Board of Directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting. At each of our annual stockholder meetings, beginning in 2007, options were granted to each of our three independent directors. During the year ended December 31, 2017, options to purchase 9,000 shares of stock expired unexercised. As of December 31, 2017, options to purchase 66,000 shares of stock were outstanding and fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.63 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2017, 2016 and 2015. Through December 31, 2017, there were no forfeitures related to stock options previously granted.

The exercise price for all stock options granted under the stock option plan were initially fixed at $10 per share until the termination of the Company’s initial public offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years from the date of grant. Options granted to non-employee directors vested and become exercisable on the second anniversary of the date of grant, provided that the independent director was a director on the Board on that date. Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

13. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) notes receivable from noncontrolling interests (see below) and (iii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in (i) PRO-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and (ii) 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates. See below for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Share Description

See Note 14 for discussion of rights related to SLP Units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2017, 2016 and 2015, the Company paid distributions to noncontrolling interests of $3.9 million, $11.0 million and $5.4 million, respectively. As of December 31, 2017 and 2016, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2018) and $0.6 million (paid on January 15, 2017), respectively.

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

Consolidated Joint Venture

On August 18, 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture to own and operate the 50-01 2nd Street Associates, LLC (the “2nd Street Owner”).  The Operating Partnership initially owned a 75.0% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor initially had a 25.0% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.   In addition, the 2nd Street JV Interest had a put option (the “Put”) whereby the Operating Partnership could put its interest to the Sponsor through August 18, 2012 in exchange for the dollar value of its capital contributions as of the date of exercise.  On August 14, 2012, the Operating Partnership exercised the Put pursuant to which it subsequently transferred approximately 15.8% of its membership interest to the Sponsor and other related parties. As of December 31, 2017, the Operating Partnership owned an approximately 59.2% managing membership interest in the 2nd Street Joint Venture and the Sponsor and other related parties owned an aggregate 40.8% non-managing membership interest.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, beginning August 18, 2011, the Company has consolidated the operating results and financial condition of the 2nd Street Joint Venture and has accounted for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

For the Years Ended December 31, 2017, 2016 and 2015

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

During each of the years ended December 31, 2017, 2016 and 2015, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2017, cumulative distributions declared were $21.3 million, of which $20.8 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2017, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

The SLP Units also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Lightstone REIT and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

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

For the Years Ended December 31, 2017, 2016 and 2015

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

The Company, pursuant to the related party arrangements described above, has recorded the following amounts in operating expenses, except for development fees and leasing commissions which were capitalized, for the years indicated:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Acquisition fees (general and administrative costs)	$-	$-	$8
Asset management fees (general and administrative costs)	2,170	2,372	2,427
Property management fees (property operating expenses)	730	936	1,185
Development fees and leasing commissions*	687	116	344
Total	$3,587	$3,424	$3,964

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

See Notes 3, 4, 5 and 13 for other related party transactions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Future Minimum Rentals

As of December 31, 2017, the approximate fixed future minimum rental from the Company’s commercial real estate properties are as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$9,923	$7,426	$4,688	$3,346	$2,443	$4,879	$32,705

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

16. Segment Information

The Company has historically operated within four business segments which are: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). However, during 2017, the Company sold its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment as of December 31, 2017. The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2017, 2016 and 2015 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2017 and 2016. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

The results of operations presented below exclude the operating results of the portfolio of 11 hotels sold to the Joint Venture in a series of transactions during 2015 due to their classification as discontinued operations (see Notes 1 and 9).

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2017
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$9,896	$8,585	$6,433	$16,164	$-	$41,078

Property operating expenses	3,663	1,924	2,173	12,679	5	20,444
Real estate taxes	1,324	73	876	221	-	2,494
General and administrative costs	177	42	(6)	228	7,371	7,812

Net operating income (loss)	4,732	6,546	3,390	3,036	(7,376)	10,328

Depreciation and amortization	4,656	1,626	1,796	1,936	-	10,014

Operating income (loss)	$76	$4,920	$1,594	$1,100	$(7,376)	$314

Total purchase of investment property	$1,413	159	1,027	564	$-	$3,163

As of December 31, 2017:
Total Assets	$70,758	$67,966	$49,461	$61,316	$270,173	$519,674

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Year Ended December 31, 2016
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,428	$12,553	$5,596	$22,417	$-	$51,994

Property operating expenses	3,623	3,507	2,000	17,998	2	27,130
Real estate taxes	1,419	482	869	315	-	3,085
General and administrative costs	71	72	94	375	4,416	5,028

Net operating income (loss)	6,315	8,492	2,633	3,729	(4,418)	16,751

Depreciation and amortization	4,627	2,291	1,646	2,813	-	11,377

Operating income (loss)	$1,688	$6,201	$987	$916	$(4,418)	$5,374

Total purchase of investment property	$1,581	$835	$936	$407	$-	$3,759

As of December 31, 2016:
Total Assets	$100,105	$71,170	$49,509	$25,071	$301,440	$547,295

	For the Year Ended December 31, 2015
	Retail	Multi-Family Residential	Industrial	Hospitality	Unallocated	Total

Total revenues	$11,482	$17,479	$6,242	$20,647	$-	$55,850

Property operating expenses	3,969	5,450	2,050	16,809	2	28,280
Real estate taxes	1,401	1,062	758	300	-	3,521
General and administrative costs	9	166	(8)	305	4,537	5,009

Net operating income/(loss)	6,103	10,801	3,442	3,233	(4,539)	19,040

Depreciation and amortization	4,343	2,920	1,613	2,668	-	11,544

Operating income/(loss)	$1,760	$7,881	$1,829	$565	(4,539)	$7,496
				-
Total purchase of investment property	$8,918	$1,192	$929	$1,712	$-	$12,751

17. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years indicated. The operating results of certain properties are classified as discontinued operations (see Notes 1 and 9 for additional information):

	2017
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$41,078	$5,986	$10,892	$12,811	$11,389
Gain on disposition of real estate	10,483	-	10,483	-	-
Net income	21,280	1,223	12,202	6,550	1,305
Less income attributable to noncontrolling interest	(1,097)	(182)	(392)	(312)	(211)
Net income applicable to Company's common shares	$20,183	$1,041	$11,810	$6,238	$1,094

Net income per common share, basic and diluted	$0.81	$0.04	$0.47	$0.25	$0.04

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$51,994	$11,824	$13,060	$13,941	$13,169
Gain on disposition of real estate	23,705	-	3,799	19,906	-
Net income	35,452	3,575	7,357	22,908	1,612
Less income attributable to noncontrolling interest	(1,371)	(205)	(310)	(622)	(234)
Net income applicable to Company's common shares	34,081	3,370	7,047	22,286	1,378

Net income per common share, basic and diluted	$1.34	$0.13	$0.28	$0.87	$0.05

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

For the Years Ended December 31, 2017, 2016 and 2015

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

19. Subsequent Events

Distribution Declaration

On February 27, 2018, the Company declared a distribution for the three-month period ending March 31, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about April 15, 2018 to shareholders of record as of March 31, 2018.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements and Furniture and Fixtures	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements and Furniture and Fixtures	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

St. Augustine Outlet Center St. Augustine, FL	$20,186	$11,206	$42,103	$9,698	$10,967	$52,040	$63,007	$(15,489)	3/29/2006 & 10/2/2007	(D)

Gulfcoast Industrial Portfolio New Orleans/Baton Rouge, Louisiana & San Antonio, Texas	50,205	12,767	51,649	(4,686)	13,004	46,726	59,730	(12,702)	2/1/2007	(D)

50-01 2nd St Long Island City, New York	73,150	19,656	51,724	883	19,697	52,566	72,263	(6,839)	8/18/2011	(D)

Plaza at DePaul Bridgeton, Missouri	14,386	6,050	12,424	2,983	6,013	15,444	21,457	(2,926)	11/22/2011	(D)

Total	$157,927	$49,679	$157,900	$8,878	$49,681	$166,776	$216,457	$(37,956)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	For the years ended December 31,
	2017	2016	2015

Balance at beginning of year	$282,114	$325,715	$314,917
Improvements	2,723	3,341	11,311
Disposals	(68,380)	(46,942)	(513)

Balance at end of year	$216,457	$282,114	$325,715

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2017	2016	2015

Balance at beginning of year	$49,773	$50,278	$40,166
Depreciation expense	9,237	10,417	10,595
Disposals	(21,054)	(10,922)	(483)

Balance at end of year	$37,956	$49,773	$50,278

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Furniture and fixtures	5-10 years

(E) The table and schedules above reflect the Company’s properties as of December 31, 2017. The table and schedules exclude properties classified as held for sale or disposed of.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of February 15, 2018 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	57	Chief Executive Officer, President and Chairman of the Board of Directors	2018	2004

George R. Whittemore	68	Director	2018	2006

Miriam B. Weinstein	46	Director	018	2015

Yehuda “Judah” L. Angster	35	Director	2018	2015

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman of the Board of Directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V”), formerly known as Behringer Harvard Opportunity REIT II, Inc., effective as of September 28, 2017 and is Chairman and Chief Executive Officer of the its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone II and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director and Chairman of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr, Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to Match 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of February 15, 2018 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	65	President

Joseph Teichman	44	General Counsel

Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and has also served as President and Chief Operating Officer of Lightstone II since December 2013. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. From April 2013 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone III and its advisor. From September 2014 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone IV and its advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone II, Lightstone III and Lightstone IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, NJ and was appointed to the Ocean County College Board of Trustees in February 2016.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer and Treasurer of Lightstone II, Lightstone III and Lightstone IV. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone II, Lightstone III and Lightstone IV. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises. Ms. Brandin was appointed Chief Financial Officer, Senior Vice President, and Treasurer of OP I and Lightstone V effective as of June 15, 2017. Prior to joining the Lightstone Group in April of 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country from August 2004 to September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company Ms. Brandin earned her Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of February 15, 2018 concerning each of our directors and executive officers serving in such capacities:

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

Our stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of our independent directors, without any further action by our Board of Directors or the stockholders, to purchase 3,000 shares of our Common Stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option was 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board of Directors on that date. At each of our annual stockholder meetings, beginning in July 2007, options were granted to each of our independent directors. During the year ended December 31, 2017, options to purchase 9,000 shares of stock expired unexercised. As of December 31, 2017, options to purchase 66,000 shares of stock were outstanding at a weighted average exercise price of $10.63 per share and 66,000 were fully vested at exercise prices between $9.80 per share and $11.80 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2017:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	66,000	$10.63	0
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	66,000	$10.63	0

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

We have agreed to pay our Property Managers a monthly management fee of up to 5% of the gross revenues from our residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we pay to our Property Managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Managers a separate fee for i) the development of, ii) the one-time initial rent-up or iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. We have recorded the following amounts related to the Property Managers for the years indicated:

(in thousands)	2017	2016	2015
Property management fees	$730	$936	$1,185
Development fees and leasing commissions	687	116	344
Total	$1,417	$1,052	$1,529

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. We have recorded the following amounts related to the Advisor for the years indicated:

(in thousands)	2017	2016	2015
Acquisition fees	$-	$-	$8
Asset management fees	2,170	2,372	2,427
Total	$2,170	$2,372	$2,435

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the initial public offering of our common stock. Through December 31, 2017, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These special general partner interests entitle Lightstone SLP, LLC to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to Lightstone SLP, LLC, as holder of the special general partner interests, could be substantial.

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

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $158.3 million and $141.3 million as of December 31, 2017 and 2016, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2017, remaining contributions of up to $19.2 million were unfunded. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company recognized investment income of $17.6 million, $16.3 million and $6.7 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended Decemebr 31,
Preferred Investments	Dividend Rate	December 31, 2017	December 31, 2016	December 31, 2017	2017	2016	2015
365 Bond Street	12%	$-	$-	$-	$-	$2,252	$5,079
40 East End Avenue	8% to 12%	30,000	30,000	-	3,383	2,408	1,444
30-02 39th Avenue	12%	10,000	12,300		1,253	1,429	184
485 7th Avenue	12%	60,000	60,000	-	7,300	7,320	20
East 11th Street	12%	46,119	31,271	11,381	4,443	2,688	-
Miami Moxy	12%	12,195	7,682	7,805	1,269	203	-
Total Preferred Investments		$158,314	$141,253	$19,186	$17,648	$16,300	$6,727

365 Bond Street Preferred Investment

In March 2014, we entered into an agreement with various related party entities that provided for us to make contributions of up to $35.0 million, with an additional contribution of up to $10.0 million subject to the satisfaction of certain conditions, which were subsequently met during October 2014, in an affiliate of our Sponsor which owns a parcel of land located at 365 Bond Street in Brooklyn, New York on which it constructed a residential apartment project.  Contributions were made pursuant to an instrument, the “365 Bond Street Preferred Investment,” that was entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain events. During the year ended December 31, 2016, we redeemed the entire 365 Bond Street Preferred Investment of $42.2 million.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. Contributions were made pursuant to instruments, the “30-02 39thAvenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2017, there were no remaining unfunded contributions and the outstanding 30-02 39th Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate contributions would decrease by $40.0 million to $10.0 million.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that is entitled to monthly preferred distributions at a rate of 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. On January 29, 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions are made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. On September 30, 2016, we and the East 11th Street Developer amended the East 11th Street Preferred Investment so that our total aggregate contributions would increase by $17.5 million, or up to $57.5 million.

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns the property located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

We have a 2.5% membership interest in the Joint Venture with Lightstone Value II. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel acquired on November 6, 2017 from an unrelated third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2017	2016

Audit Fees (a)	$310	$322
Audit-Related Fees (b)	-	-
Tax Fees (c)	205	207
Other (d)	-	-

Total Fees	$515	$529

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

d)	Fees for a special project.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2017.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2017.

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

The Company, to date, has acquired residential and commercial properties principally, all of which are located in the United States and made real estate-related investments. The Company’s acquisitions have includde both portfolios and individual properties. The Company current commercial holdings consist of retail (primarily multi-tenanted shopping centers) and industrial properties. Additionally, the Company has made certain preferred equity investments in related parties.

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

Financing Policies

The Company utilizes leverage to acquire properties. The number of different properties the Company acquires is affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company currently intends to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties may be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company may, sell properties at any time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

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
101*

XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 12, 2018	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 12, 2018
David Lichtenstein	(Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 12, 2018
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ George R. Whittemore	Director	March 12, 2018
George R. Whittemore

/s/ Miriam Weinstein	Director	March 12, 2018
Miriam Weinstein

/s/ Yehuda L. Angster	Director	March 12, 2018
Yehuda L. Angster

