Form 10-Q
period 2018-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2018-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐  No ☑

As of May 1, 2018, there were approximately 24.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
Assets
Investment property:
Land and improvements	$49,691	$49,681
Building and improvements	164,627	164,418
Furniture and fixtures	2,178	2,154
Construction in progress	82	204
Gross investment property	216,578	216,457
Less accumulated depreciation	(39,563)	(37,956)
Net investment property	177,015	178,501
Investment in related parties	132,239	159,792
Cash and cash equivalents	77,763	116,434
Marketable securities, available for sale	115,479	57,944
Restricted cash	3,626	2,785
Tenant and other accounts receivable	1,059	1,143
Intangible assets	298	337
Prepaid expenses and other assets	3,105	2,738

Total Assets	$510,584	$519,674

Liabilities and Stockholders' Equity
Mortgages payable, net	$157,679	$157,927
Notes payable	18,605	18,602
Accounts payable, accrued expenses and other liabilities	20,055	20,388
Due to related parties	470	496
Tenant allowances and deposits payable	1,154	1,483
Distributions payable	4,270	4,387
Deferred rental income	891	716
Acquired below market lease intangibles	269	305

Total Liabilities	203,393	204,304

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,722 and 24,847 shares issued and outstanding, respectively	247	248
Additional paid-in-capital	193,245	194,497
Accumulated other comprehensive (loss)/income	(1,018)	15,467
Accumulated surplus	98,972	86,956
Total Company's stockholders' equity	291,446	297,168
	-	-
Noncontrolling interests	15,745	18,202

Total Stockholders' Equity	307,191	315,370

Total Liabilities and Stockholders' Equity	$510,584	$519,674

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Rental income	$4,944	$7,667
Tenant recovery income	744	946
Other service income	-	2,776

Total revenues	5,688	11,389

Expenses:
Property operating expenses	1,721	6,123
Real estate taxes	504	680
General and administrative costs	1,157	1,435
Depreciation and amortization	1,773	2,793

Total operating expenses	5,155	11,031

Operating income	533	358

Other income/(expense), net	130	(17)
Interest and dividend income	5,183	4,703
Interest expense	(2,831)	(3,706)
Unrealized loss on marketable equity securities	(3,807)	-
Loss on sale and redemption of marketable securities	(3)	(33)

Net (loss)/income	(795)	1,305

Less: net loss/(income) attributable to noncontrolling interests	110	(211)

Net (loss)/income attributable to Company's common shares	$(685)	$1,094

Net (loss)/income per Company’s common share, basic and diluted	$(0.03)	$0.04
		0.04
Weighted average number of common shares outstanding, basic and diluted	24,781	25,059

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net (loss)/income	$(795)	$1,305

Other comprehensive loss
Holding loss on available for sale securities	(1,032)	(789)
Reclassification adjustment for loss included in net income	3	33

Other comprehensive loss	(1,029)	(756)

Comprehensive (loss)/income	(1,824)	549

Less: Comprehensive loss/(income) attributable to noncontrolling interests	131	(100)

Comprehensive (loss)/income attributable to Company's common shares	$(1,693)	$449

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	-	-	-	(15,476)	16,971	(1,495)	-
Net loss	-	-	-	-	(685)	(110)	(795)
Other comprehensive loss	-	-	-	(1,009)	-	(20)	(1,029)
Distributions declared	-	-	-	-	(4,270)	-	(4,270)
Distributions paid to noncontrolling interests	-	-	-	-	-	(833)	(833)
Contributions received from noncontrolling interests	-	-	-	-	-	1	1
Redemption and cancellation of shares	(125)	(1)	(1,252)	-	-	-	(1,253)
BALANCE, March 31, 2018	$24,722	$247	$193,245	$(1,018)	$98,972	$15,745	$307,191

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(795)	$1,305
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,773	2,793
Mark to market adjustment on derivative financial instruments	(108)	(65)
Unrealized loss on marketable equity securities, available for sale	3,807	-
Loss on sale of marketable securities, available for sale	3	33
Other non-cash adjustments	135	192
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(305)	(492)
Decrease in tenant and other accounts receivable	66	217
(Decrease)/increase in tenant allowances and deposits payable	(4)	119
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(245)	1,299
(Decrease)/increase in due to related parties	(26)	4
Increase/(decrease) in deferred rental income	175	(29)

Net cash provided by operating activities	4,476	5,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(615)	(666)
Purchase of marketable securities available for sale	(62,422)	-
Proceeds from sale of marketable securities available for sale	48	436
Collections on mortgage receivable	-	41
Proceeds from preferred investments in related parties	37,500	2,300
Investments in related parties	(9,947)	(3,738)

Net cash used in investing activities	(35,436)	(1,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(398)	(102)
Redemption and cancellation of common shares	(1,253)	(752)
Contributions received from noncontrolling interests	1	4
Distributions paid to noncontrolling interests	(833)	(983)
Distributions paid to Company's common stockholders	(4,387)	(4,432)

Net cash used in financing activities	(6,870)	(6,265)

Net change in cash, cash equivalents and restricted cash	(37,830)	(2,516)
Cash and cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash and cash equivalents and restricted cash, end of period	$81,389	$105,841

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,433	$1,363
Distributions declared	$4,270	$4,323
Non cash purchase of investment property	$-	$23
Unrealized loss on marketable securities	$1,029	$756
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$16,971	$0

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of March 31, 2018.

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

As of March 31, 2018, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 2 retail properties containing a total of approximately 0.5 million square feet of retail space, 14 industrial properties containing a total of approximately 1.0 million square feet of industrial space and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of March 31, 2018, the retail properties, the industrial properties and the multi-family residential properties were 81%, 75% and 98% occupied based on a weighted-average basis, respectively.

Noncontrolling Interests

As of March 31, 2018, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and real-estate related investments, marketable securities, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2017 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$77,763	$101,975
Restricted cash	3,626	3,866
Total cash, cash equivalents and restricted cash	$81,389	$105,841

Effective January 1, 2018, the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective approach. This resulted in a $17.0 million reclassification of aggregate net unrealized gains from accumulated other comprehensive income (“AOCI”) and noncontrolling interests to opening accumulated surplus see Note 3.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach. The adoption of this pronouncement had no effect on our consolidated financial statements since, with the disposal of the DoubleTree – Danvers in September 2017, substantially all revenues now consists of rental income from leasing arrangements, which is specifically excluded from the standard.

New Accounting Pronouncements

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company intends to adopt the standard on January 1, 2019 and apply certain practical expedients available to us upon adoption. The Company is continuing to evaluate the impact this guidance will have on our consolidated financial statements when adopted.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$98	$(4)	$1,499
Marco OP Units and Marco II OP Units	19,227	13,069	-	32,296
	20,632	13,167	(4)	33,795
Debt securities:
Corporate Bonds and Preferred Securities	80,917	12	(748)	80,181
Mortgage Backed Securities ("MBS")	1,805	-	(302)	1,503
	82,722	12	(1,050)	81,684
Total	$103,354	$13,179	$(1,054)	$115,479

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$263	$-	$1,668
Marco OP Units and Marco II OP Units	19,227	16,708	-	35,935
	20,632	16,971	-	37,603
Debt securities:
Corporate Bonds and Preferred Securities	18,494	371	(81)	18,784
Mortgage Backed Securities	1,856	-	(299)	1,557
	20,350	371	(380)	20,341
Total	$40,982	$17,342	$(380)	$57,944

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

Prior to January 1, 2018, the Company accounted for marketable equity securities at fair value with unrealized gains and losses recognized in AOCI on the consolidated balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized on the consolidated statements of operations.

On January 1, 2018, the Company adopted guidance issued by the FASB that required it to change the way it accounts for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized on the consolidated statements of operations. Upon adoption, the Company reclassified $17.0 million of aggregate net unrealized gains from AOCI and noncontrolling interests to opening accumulated surplus.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2018 and 2017, the Company did not recognize any impairment charges. As of March 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,499	$-	$-	$1,499
Marco OP and OP II Units	-	32,296	-	32,296
Corporate Bonds and Preferred Securities	-	80,181	-	80,181
MBS	-	1,503	-	1,503
Total	$1,499	$113,980	$-	$115,479

	Fair Value Measurement Using
As of December 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,668	$-	$-	$1,668
Marco OP and OP II Units	-	35,935	-	35,935
Corporate Bonds and Preferred Securities	-	18,784	-	18,784
MBS	-	1,557	-	1,557
Total	$1,668	$56,276	$-	$57,944

The fair values of the Company’s investments in Corporate Bonds and Preferred Securities and MBS are measured using readily available quoted prices for similar assets. Additionally, as noted and disclosed above, the Company’s Marco OP and Marco OP II Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and Marco OP II Units.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2018
Due in 1 year	$12,096
Due in 1 year through 5 years	45,363
Due in 5 year through 10 years	22,722
Due after 10 years	1,503
Total	81,684

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.73% as of March 31, 2018) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2018 and December 31, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Line of Credit

On September 14, 2012, the Company entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.23% as of March 31, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2018 and December 31, 2017 and is included in Notes Payable on the consolidated balance sheets.

4.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2018	Maturity Date	Amount Due at Maturity	As of March 31, 2018	As of December 31, 2017

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	50,205	50,205	50,205

St. Augustine Outlet Center	LIBOR + 4.50%	6.12%	August 2018	20,400	20,400	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	74,204	74,500

DePaul Plaza	LIBOR + 2.75%	4.35%	June 2020	13,494	14,378	14,480

Total mortgages payable		6.37%		$149,416	$159,187	$159,585

Less: Deferred financing costs					(1,508)	(1,658)

Total mortgages payable, net					$157,679	$157,927

Libor as of March 31, 2018 and December 31, 2017 was 1.88% and 1.57%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$71,774	$1,621	$14,924	$1,328	$1,389	$68,151	$159,187

Less: Deferred financing costs							(1,508)

Total principal maturities, net							$157,679

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the debt associated with a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), as discussed below. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The outstanding balance of the Gulf Coast Industrial Portfolio Mortgage was $50.2 million as of March 31, 2018.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Although the lender is not currently charging or being paid interest at the stated default rate, the Company is accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, the Company accrued default interest expense on the Oakview Plaza Mortgage, which was foreclosed in September 2017, pursuant to the terms of its loan agreement from January 2017 through September 15, 2017. Default interest expense of $0.5 million and $0.8 million was accrued during the three months ended March 31, 2018 and 2017. As a result, cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $11.7 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as the Gulf Coast Industrial Portfolio Mortgage is non-recourse.   Additionally, the Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

In addition, the Company’s recourse mortgage loan (the “St. Augustine Mortgage”) secured by the St. Augustine Outlet Center located in St. Augustine, Florida (outstanding principal balance of $20.4 million as of March 31, 2018) initially matures in August 2018 and has two one-year extensions, subject to satisfaction of certain conditions. The Company currently intends to refinance the St. Augustine Mortgage before its initial maturity or repay it in full with cash and cash equivalents on hand and/or proceeds from the sale of our marketable securities available for sale. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

5.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, dilutive net income per share is equivalent to basic net income per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Asset management fees (general and administrative costs)	$465	$562
Property management fees (property operating expenses)	153	190
Development fees and leasing commissions*	77	482
Total	$695	$1,234

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

During the three months ended March 31, 2018, distributions of $0.5 million were declared and paid on the SLP units.

The Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $130.7 million and $158.3 million as of March 31, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the three months ended March 31, 2018, the Company made an aggregate $9.9 million of additional contributions and redeemed $37.5 million of the Preferred Investments and as of March 31, 2018, remaining contributions of up to $9.3 million were unfunded. During the three months ended March 31, 2018 and 2017, the Company recognized investment income of $4.1 million and $4.0 million, respectively, which is included in interest and dividend income on the consolidated statements of operations. The Company did not enter into any new Preferred Investments during the three months ended March 31, 2018.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2018	December 31, 2017	March 31, 2018	2018	2017
40 East End Avenue (1)	8% to 12%	$30,000	30,000	$-	$900	$633
30-02 39th Avenue	9% to 12%	10,000	10,000	-	300	335
485 7th Avenue	12%	22,500	60,000	-	1,025	1,800
East 11th Street	12%	55,387	46,119	2,113	1,481	945
Miami Moxy	12%	12,856	12,195	7,144	374	250
Total Preferred Investments		$130,743	$158,314	$9,257	$4,080	$3,963

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party. On November 6, 2017, the Joint Venture acquired a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of March 31, 2018.

The Company accounts for our 2.5% membership interest in the Joint Venture under the cost method and as of both March 31, 2018 and December 31, 2017, the carrying value of our investment was $1.5 million, which is included in investment in related parties on the consolidated balance sheets.

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, tenant and other accounts receivable, accounts payable, accrued expenses and other liabilities and due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.2	$156.9	$159.6	$158.6

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

The Company has historically operated within four business segments which are: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). However, during the third quarter of 2017, the Company sold its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment. The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three months ended March 31, 2018 and 2017 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of March 31, 2018 and December 31, 2017. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2017 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 6).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

Selected results of operations for the three months ended March 31, 2018 and 2017, and total assets as of March 31, 2018 and December 31, 2017 regarding the Company’s operating segments are as follows:

	For the Three Months Ended March 31, 2018
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$1,852	2,191	$1,645	$-	$-	$5,688

Property operating expenses	746	483	492	-		1,721
Real estate taxes	262	18	224	-	-	504
General and administrative costs	23	4	(9)	1	1,138	1,157

Net operating income/(loss)	821	1,686	938	(1)	(1,138)	2,306

Depreciation and amortization	902	409	462	-	-	1,773
				-
Operating income/(loss)	$(81)	$1,277	$476	$(1)	$(1,083)	$533

As of March 31, 2018:
Total Assets	$70,178	$67,659	$49,593	$(24)	$323,178	$510,584

	For the Three Months Ended March 31, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,714	2,158	$1,581	$4,936	$-	$11,389

Property operating expenses	938	458	541	4,185	1	6,123
Real estate taxes	380	18	201	81	-	680
General and administrative costs	83	10	4	76	1,262	1,435

Net operating income/(loss)	1,313	1,672	835	594	(1,263)	3,151

Depreciation and amortization	1,226	405	440	722	-	2,793
				-
Operating income/(loss)	$87	$1,267	$395	$(128)	$(1,263)	$358

As of December 31, 2017:
Total Assets	$70,758	$67,966	$49,461	$61,316	$270,173	$519,674

9.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

10. Subsequent Events

Distribution Payment

On April 16, 2018, the distribution for the three-month period ending March 31, 2018 of $4.3 million was paid in cash.

Distribution Declaration

On May 10, 2018 the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2018 to shareholders of record as of June 30, 2018.

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

Lightstone REIT has and may continue to acquire and operate in the future commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our acquisitions have included both portfolios and individual properties. Our commercial holdings consist of retail (primarily multi-tenant shopping centers), industrial properties and residential properties comprised of multi-family complexes. The Company also has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of March 31, 2018	Annualized Revenues based on rents at March 31, 2018	Annualized Revenues per square foot at March 31, 2018
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,572	75.5%	$3.4 million	$13.26
DePaul Plaza	Bridgeton, MO	1985	187,090	89.5%	$2.0 million	$12.19
		Retail Total	522,662	80.5%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	57.0%	$2.1 million	$10.87
4 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	San Antonio, TX	1982-1986	484,369	84.7%	$2.1 million	$5.03
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	80.9%	$1.1 million	$7.19

		Industrial Total	1,006,861	74.7%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of March 31, 2018	Annualized Revenues based on rents at March 31, 2018	Annualized Revenues per unit at March 31, 2018

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	98.0%	$8.40	$43,202

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

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

The dispositions of a hotel and water park (the “DoubleTree – Danvers”) on September 7, 2017 and a retail power center (“Oakville Plaza”) on September 15, 2017 did not qualify to be reported as discontinued operations since neither of the dispositions represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the DoubleTree – Danvers (Hospitality Segment) and Oakville (Retail Segment) are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

For the Three Months Ended March 31, 2018 vs. March 31, 2017

Consolidated

Revenues

Our revenues are comprised of rental revenues, tenant recovery income and other service income. Total revenues decreased by approximately $5.7 million to $5.7 million for the three months ended March 31, 2018 compared to $11.4 million for the same period in 2017. See “Segment Results of Operations for the Three Months Ended March 31, 2018 compared to March 31, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $4.4 million to $1.7 million for the three months ended March 31, 2018 compared to $6.1 million for the same period in 2017. This decrease primarily reflects lower expenses in our Hospitality Segment principally due to the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense decreased by approximately $0.2 million to $0.5 million for the three months ended March 31, 2018 compared to $0.7 million the same period in 2017.  This decrease primarily reflects lower expenses resulting from the disposition of the DoubleTree – Danvers and Oakview.

General and administrative expenses

General and administrative expenses decreased by approximately $0.2 million to $1.2 million for the three months ended March 31, 2018 compared to $1.4 million the same period in 2017 principally due to lower asset management fees as a result of the disposition of the DoubleTree – Danvers and Oakview.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $1.0 million to $1.8 million for the three months ended March 31, 2018 compared to $2.8 million the same period in 2017.  This decrease primarily reflects lower depreciation expense resulting from the disposition of the DoubleTree – Danvers and Oakview.

Interest and dividend income

Interest and dividend income increased by approximately $0.5 million to $5.2 million for the three months ended March 31, 2018 compared to $4.7 million the same period in 2017. The increase reflects increased interest and dividend income from our investments in marketable securities of $0.4 million and an increase of $0.1 million in investment income from our Preferred Investments (see Note 6).

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.9 million to $2.8 million for the three months ended March 31, 2018 compared to $3.7 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from the disposition of Oakview and its associated mortgage indebtedness.

Unrealized loss on marketable equity securities

During the three months ended March 31, 2018, we recorded an unrealized loss on marketable equity securities of $3.4 million which represents the change in the fair value of our marketable equity securities during the three months ended March 31, 2018. No unrealized loss on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior the adoption, on January 1, 2018, of guidance issued by FASB that now requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Three Months Ended March 31, 2018 compared to March 31, 2017

Retail Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$1,852	$2,714	$(862)	-31.8%
NOI	821	1,313	(492)	-37.5%
Average Occupancy Rate for period	81.6%	84.4%		-2.8%

The following table represents lease expirations for the Retail Segment as of March 31, 2018:

Lease Expiration Year	Number of Expiring Leases	Gross Leaseable Area ("GLA") of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	8	28,744	379,978	7.4%	7.8%
2019	18	79,936	1,330,496	20.7%	27.4%
2020	10	153,729	1,558,726	39.9%	32.2%
2021	6	31,920	424,752	8.3%	8.7%
2022	3	7,818	126,832	2.0%	2.6%
2023	2	30,700	530,545	7.9%	10.9%
2024	1	1,163	53,375	0.3%	1.1%
2025	4	15,517	270,237	4.0%	5.6%
2026	2	28,687	56,382	7.4%	1.2%
2027	-	-	-	0.0%	0.0%
Thereafter	1	7,959	123,365	2.1%	2.5%
	55	386,173	4,854,688	100.0%	100.0%

As of March 31, 2018, we had three tenants, Kohl’s Inc., Saks & Company and H&M Hennes & Mauritz L.P., each with one store, representing approximately 19.6%, 5.4% and 5.0%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended March 31, 2018 compared to the same period in 2017. Revenues and NOI decreased by approximately $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2018 compared to the same period in 2017 as a result of the disposition of Oakview. Revenues and NOI decreased by approximately $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2017 period.

Multi-Family Residential Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$2,191	$2,158	$33	1.5%
NOI	1,686	1,672	14	0.8%
Average Occupancy Rate for period	98.0%	98.0%		0.0%

Revenues, NOI and average occupancy were relatively flat for Gantry Park, our only multi-family residential property.

Industrial Segment

	For the Three Months Ended March 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$1,645	$1,581	$64	4.0%
NOI	938	835	103	12.3%
Average Occupancy Rate for period	74.7%	70.1%		4.6%

The following table represents lease expirations for our Industrial Segment as of March 31, 2018:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	29	188,478	550,008	25.1%	12.4%
2019	19	103,085	589,559	13.7%	13.3%
2020	27	175,930	1,497,335	23.3%	34.0%
2021	12	72,037	353,659	9.6%	8.0%
2022	12	110,452	777,422	14.7%	17.6%
2023	3	102,082	649,769	13.6%	14.7%
	102	752,064	4,417,752	100.0%	100.0%

As of March 31, 2018, we had one tenant, Carrier Enterprise, LLC, representing approximately 8.8% of the total GLA in our Industrial Segment.

Revenues and NOI increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of the higher average occupancy rate during the 2017 period.

Hospitality Segment

	For the Three Months Ended March 31,
	2018	2017

Revenues	$-	$4,936
NOI	-	594
Average Occupancy Rate for period	0.0%	56.5%
Rev PAR	$-	$66.10

On September 7, 2017, the Company disposed of the DoubleTree – Danvers, its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment as of March 31, 2018.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the funding of our remaining contributions for investments in related parties (Preferred Investments) of up to $9.3 million as of March 31, 2018, generally through working capital and borrowings. As of March 31, 2018, we had approximately $77.8 million of cash and cash equivalents on hand and $115.5 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $159.2 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

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

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of its financial debt covenants other than the debt associated with a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), as discussed below.

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio (the “Gulf Coast Industrial Portfolio Mortgage”), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand. The outstanding balance of the Gulf Coast Mortgage was $50.2 million as of March 31, 2018.

Although the lender is not currently charging or being paid interest at the stated default rate, we are accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement. Additionally, we accrued default interest expense on the Oakview Plaza Mortgage, which was foreclosed in September 2017, pursuant to the terms of its loan agreement from January 2017 through the date of the Oakview Plaza Foreclosure (September 15, 2017). Default interest expense of $ $0.5 million was accrued during the three months ended March 31, 2018 and default interest expense of $0.8 million was accrued during the three months ended March 31, 2017. As a result, cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $11.7 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.  However, we do not expect to pay any of the accrued default interest expense as the Gulf Coast Industrial Portfolio Mortgage is non-recourse to it.  Additionally, we believe the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio will not have a material impact on our results of operations or financial position.

In addition, our recourse mortgage loan (the “St. Augustine Mortgage”) secured by the St. Augustine Outlet Center located in St. Augustine, Florida (outstanding principal balance of $20.4 million as of March 31, 2018) initially matures in August 2018 and has two one-year extension options, subject to satisfaction of certain conditions. We currently intend to seek to refinance the St. Augustine Mortgage before its initial maturity or repay it in full with cash and cash equivalents on hand and/or proceeds from the sale of our marketable securities available for sale. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2018, our total borrowings of $177.8 million represented 51% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Asset management fees (general and administrative costs)	$465	$562
Property management fees (property operating expenses)	153	190
Development fees and leasing commissions*	77	482
Total	$695	$1,234

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2018	2017

Net cash flows provided by operating activities	$4,476	$5,376
Net cash flows used in investing activities	(35,436)	(1,627)
Net cash flows used in financing activities	(6,870)	(6,265)
Net change in cash, cash equivalents and restricted cash	(37,830)	(2,516)

Cash, cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash, cash equivalents and restricted cash, end of the period	$81,389	$105,841

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

Operating activities

Net cash flows provided by operating activities of $4.5 million for the three months ended March 31, 2018 consists of the following:

•	cash inflows of approximately $4.8 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $35.4 million for the three months ended March 31, 2018 consists primarily of the following:

•	net purchases of investment property of approximately $0.6 million;

•	net proceeds from preferred investments in related parties of $27.6 million; and

•	net purchases of marketable securities of $62.4 million;

Financing activities

The net cash used in financing activities of approximately $6.9 million for the three months ended March 31, 2018 is primarily related to the following:

•	distributions to our common shareholders of $4.4 million;

•	redemptions and cancellation of common stock of $1.3 million;

•	aggregate distributions to our noncontrolling interests of $0.8 million; and

•	debt principal payments $0.4 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $130.7 million and $158.3 million as of March 31, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the three months ended March 31, 2018, we made an aggregate $9.9 million of additional contributions and redeemed $37.5 million of the Preferred Investments and as of March 31, 2018, remaining contributions of up to $9.3 million were unfunded. During the three months ended March 31, 2018 and 2017, the Company recognized investment income of $4.1 million and $4.0 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
	Dividend	As of March 31,	As of December 31,	As of March 31,	Three Months Ended March 31,
Preferred Investments	Rate	2018	2017	2018	2018	2017
40 East End Avenue (1)	8% to 12%	$30,000	30,000	$-	$900	$633
30-02 39th Avenue	9% to 12%	10,000	10,000	-	300	335
485 7th Avenue	12%	22,500	60,000	-	1,025	1,800
East 11th Street	12%	55,387	46,119	2,113	1,481	945
Miami Moxy	12%	12,856	12,195	7,144	374	250
Total Preferred Investments		$130,743	$158,314	$9,257	$4,080	$3,963

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2017 we repurchased approximately 3.9 million shares of common stock. For the three months ended March 31, 2018, we repurchased 125,308 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

On May 10, 2018, the Board of Directors amended the share repurchase program to (i) change to the price for all purchases under our share repurchase program from $10.00 per share to 92% of the estimated net asset value per share of the Company’s common stock (previously the purchase price was $10.00 per share) and (ii) increase the number of shares repurchased during any calendar year from two (2.0%) of the weighted average number of shares outstanding during the prior calendar year to five (5.0%) of the weighted average number of shares outstanding during the previous twelve months.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Payable	$71,774	$1,621	$14,924	$1,328	$1,389	$68,151	$159,187
Interest Payments [1,2]	3,584	3,958	3,579	3,191	3,130	5,983	23,425

Total Contractual Obligations	$75,358	$5,579	$18,503	$4,519	$4,519	$74,134	$182,612

1)	The non-recourse mortgage associated with the Gulf Coast Industrial Portfolio is due on demand and therefore, no future interest payments on this mortgage is included in this amounts.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.73% as of March 31, 2018) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2018 and December 31, 2017.

Line of Credit

On September 14, 2012, we entered into a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.23% as of March 31, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of March 31, 2018 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using cash proceeds from the sale of assets or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net (loss)/income	$(795)	$1,305
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,773	2,793
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	-
Gain on disposal of investment property		-
Gain on satisfaction of mortgage receivable	-	-

FFO	978	4,098
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-
Amortization of above or below market leases and liabilities(2)	(35)	(31)
Loss on debt extinguishment	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)	3,699	(65)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	3	33

MFFO	4,645	4,035
Straight-line rent(5)	$15	$(67)
MFFO - IPA recommended format(6)	$4,660	$3,968

Net (loss)/income	$(795)	$1,305
Less: loss/(income) attributable to noncontrolling interests	110	(211)
Net (loss)/income applicable to Company's common shares	$(685)	$1,094
Net (loss)/income per common share, basic and diluted	$(0.03)	$0.04

FFO	$978	$4,098
Less: FFO attributable to noncontrolling interests	(88)	(428)
FFO attributable to Company's common shares	$890	$3,670
FFO per common share, basic and diluted	$0.04	$0.15

MFFO - IPA recommended format	$4,660	$3,968
Less: MFFO attributable to noncontrolling interests	(450)	(419)
MFFO attributable to Company's common shares	$4,210	$3,549

Weighted average number of common shares outstanding, basic and diluted	24,781	25,059

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Gulf Coast Industrial Portfolio - Default interest expense(a)	$-	$(394)
Oakview Plaza - Default interest expense(b)	(502)	(502)
Total default interest expense	(502)	(896)
Allocations to noncontrolling interests	10	17
Total after allocations to noncontrolling interests	$(492)	$(879)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio Although the lender for the Gulf Coast Industrial Portfolio is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the accrued default interest.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. The Oakview Plaza Mortgage Loan matured in January 2017 and was not repaid which constituted a maturity default. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,702 and $4,428 for the three months ended March 31, 2018 and 2017, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2018

FFO attributable to Company’s common shares	$193,916
Distributions paid	$202,955

On April 16, 2018, the distribution for the three-month period ending March 31, 2018 of $4.3 million was paid in cash.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2018, we held various marketable securities with a fair value of approximately $115.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of March 31, 2018, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $11.5 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
Mortgages Payable	$71,774	1,621	14,924	1,328	1,389	68,151	$159,187	$158,545

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, tenant and other accounts receivable, accounts payable, accrued expenses and other liabilities and due to related parties approximated their fair values because of the short maturity of these instruments. The estimated fair value of the notes payable (line of credit) approximated its carrying value ($18.6 million) because of its floating interest rate.

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$159.2	$156.9	$159.6	$158.6

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

