Form 10-Q
period 2018-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2018-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐  No ☑

As of August 1, 2018, there were approximately 24.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2018	As of December 31, 2017
	(unaudited)
Assets
Investment property:
Land and improvements	$44,647	$49,681
Building and improvements	153,315	164,418
Furniture and fixtures	2,212	2,154
Construction in progress	166	204
Gross investment property	200,340	216,457
Less accumulated depreciation	(38,048)	(37,956)
Net investment property	162,292	178,501
Investment in related parties	112,523	159,792
Cash and cash equivalents	75,960	116,434
Marketable securities, available for sale	118,530	57,944
Restricted cash	2,731	2,785
Tenant and other accounts receivable	1,174	1,143
Intangible assets	259	337
Prepaid expenses and other assets	3,082	2,738
Total Assets	$476,551	$519,674

Liabilities and Stockholders' Equity
Mortgages payable, net	$117,514	$157,927
Notes payable	18,609	18,602
Accounts payable, accrued expenses and other liabilities	20,220	20,388
Due to related parties	421	496
Tenant allowances and deposits payable	1,039	1,483
Distributions payable	4,299	4,387
Deferred rental income	721	716
Acquired below market lease intangibles	234	305
Total Liabilities	163,057	204,304

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,611 and 24,847 shares issued and outstanding, respectively	246	248
Additional paid-in-capital	192,142	194,497
Accumulated other comprehensive (loss)/income	(1,400)	15,467
Accumulated surplus	105,338	86,956
Total Company's stockholders' equity	296,326	297,168
Noncontrolling interests	17,168	18,202
Total Stockholders' Equity	313,494	315,370
Total Liabilities and Stockholders' Equity	$476,551	$519,674

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Rental income	$4,696	$8,953	$9,640	$16,620
Tenant recovery income	648	869	1,392	1,815
Other service income	-	2,989	-	5,765

Total revenues	5,344	12,811	11,032	24,200

Expenses:
Property operating expenses	1,684	6,738	3,405	12,861
Real estate taxes	461	669	965	1,349
General and administrative costs	1,050	1,006	2,207	2,441
Depreciation and amortization	1,805	2,721	3,578	5,514

Total operating expenses	5,000	11,134	10,155	22,165

Operating income	344	1,677	877	2,035

Other (loss)/income, net	(18)	68	112	51
Interest and dividend income	4,555	5,094	9,738	9,797
Interest expense	(2,497)	(3,489)	(5,328)	(7,195)
Gain on disposition of real estate	7,137	-	7,137	-
Loss on sale and redemption of marketable securities	(75)	(16)	(78)	(49)
Unrealized gain/(loss) on marketable equity securities	3,467	-	(340)	-
Gain on satisfaction of mortgage receivable	-	3,216	-	3,216

Net income	12,913	6,550	12,118	7,855

Less: net income attributable to noncontrolling interests	(753)	(312)	(643)	(523)

Net income attributable to Company's common shares	$12,160	$6,238	$11,475	$7,332

Net income per Company’s common share, basic and diluted	$0.49	$0.25	$0.46	$0.29

Weighted average number of common shares outstanding, basic and diluted	24,650	24,989	24,715	25,024

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$12,913	$6,550	$12,118	$7,855

Other comprehensive loss
Holding loss on marketable securities, available for sale	(465)	(1,952)	(1,497)	(2,741)
Reclassification adjustment for loss included in net income	75	16	78	49

Other comprehensive loss	(390)	(1,936)	(1,419)	(2,692)

Comprehensive income	12,523	4,614	10,699	5,163

Less: Comprehensive income attributable to noncontrolling interests	(746)	(97)	(615)	(197)

Comprehensive income attributable to Company's common shares	$11,777	$4,517	$10,084	$4,966

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of other accumulated comprehensive income to accumulated surplus	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	11,475	643	12,118
Other comprehensive loss	-	-	-	(1,391)	-	(28)	(1,419)
Distributions declared	-	-	-	-	(8,569)	-	(8,569)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,653)	(1,653)
Contributions received from noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(236)	(2)	(2,355)	-	-	-	(2,357)
BALANCE, June 30, 2018	24,611	$246	$192,142	$(1,400)	$105,338	$17,168	$313,494

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,118	$7,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,578	5,514
Unrealized loss on marketable equity securities, available for sale	340	-
Loss on sale of marketable securities, available for sale	78	49
Gain on disposition of real estate	(7,137)	-
Gain on satisfaction of mortgage receivable	-	(3,216)
Other non-cash adjustments	110	294
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(599)	(1,184)
Decrease in tenant and other accounts receivable	16	57
Decrease in tenant allowances and deposits payable	(175)	(3)
Increase in accounts payable, accrued expenses and other liabilities	1,006	3,411
Decrease in due to related parties	(75)	(3)
Decrease/(increase) in deferred rental income	18	(158)

Net cash provided by operating activities	9,278	12,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(805)	(1,428)
Purchase of marketable securities	(71,375)	(5,081)
Collections on mortgage receivable	-	8,109
Proceeds from sale and redemption of marketable securities	8,951	667
Proceeds from joint venture	710	43
Proceeds from preferred investments in related parties	60,000	2,300
Investments in joint venture	(646)	(146)
Investments in related parties	(12,795)	(8,230)
Proceeds from sale of investment property and other real estate assets	-	233

Net cash used in investing activities	(15,960)	(3,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(21,182)	(204)
Redemption and cancellation of common stock	(2,357)	(1,363)
Contributions received from noncontrolling interests	4	7
Distributions paid to noncontrolling interests	(1,653)	(1,951)
Distributions paid to Company's common stockholders	(8,658)	(8,755)

Net cash used in financing activities	(33,846)	(12,266)

Net change in cash, cash equivalents and restricted cash	(40,528)	(3,183)
Cash , cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash, cash equivalents and restricted cash, end of period	$78,691	$105,174

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,995	$2,452
Distributions declared but not paid	$4,299	$4,360
Non cash purchase of investment property	$58	$48
Unrealized loss on marketable securities	$1,419	$2,692
Assets transferred due to foreclosure	$13,521	$-
Liabilities credited in foreclosure	$20,658	$-
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$15,476	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2018.

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

As of June 30, 2018, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 2 retail properties containing a total of approximately 0.5 million square feet of retail space, 10 industrial properties containing a total of approximately 0.5 million square feet of industrial space and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of June 30, 2018, the retail properties, the industrial properties and the multi-family residential properties were 79%, 66% and 97% occupied based on a weighted-average basis, respectively.

Noncontrolling Interests

As of June 30, 2018, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$75,960	$100,731
Restricted cash	2,731	4,443
Total cash, cash equivalents and restricted cash	$78,691	$105,174

Effective January 1, 2018, the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective approach. This resulted in a $15.5 million reclassification of aggregate net unrealized gains from accumulated other comprehensive income (“AOCI”) and noncontrolling interests to opening accumulated surplus see Note 3.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. The Company has adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach. The adoption of this pronouncement had no effect on our consolidated financial statements since, with the disposal of the DoubleTree – Danvers in September 2017, substantially all revenues now consist of rental income from leasing arrangements, which is specifically excluded from the standard.

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

3.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$252	$(5)	$1,652
Marco OP Units and Marco II OP Units	19,227	16,384	-	35,611
	20,632	16,636	(5)	37,263
Debt securities:
Corporate Bonds and Preferred Securities	81,000	24	(1,155)	79,869
Mortgage Backed Securities ("MBS")	1,695	-	(297)	1,398
	82,695	24	(1,452)	81,267
Total	$103,327	$16,660	$(1,457)	$118,530

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

On January 1, 2018, the Company adopted guidance issued by the FASB that required it to change the way it accounts for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized on the consolidated statements of operations. Upon adoption, the Company reclassified $15.5 million of aggregate net unrealized gains from AOCI and noncontrolling interests to opening accumulated surplus.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the six months ended June 30, 2018 and 2017, the Company did not recognize any impairment charges. As of June 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. At the time of purchase, the maturities of the Company’s MBS generally ranged from 27 years to 30 years.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,652	$-	$-	$1,652
Marco OP and OP II Units	-	35,611	-	35,611
Corporate Bonds and Preferred Securities	-	79,869	-	79,869
MBS	-	1,398	-	1,398
Total	$1,652	$116,878	$-	$118,530

	Fair Value Measurement Using
As of December 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,668	$-	$-	$1,668
Marco OP and OP II Units	-	35,935	-	35,935
Corporate Bonds and Preferred Securities	-	18,784	-	18,784
MBS	-	1,557	-	1,557
Total	$1,668	$56,276	$-	$57,944

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2018
Due in 1 year	$15,596
Due in 1 year through 5 years	45,699
Due in 5 year through 10 years	18,574
Due after 10 years	1,398
Total	$81,267

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.94% as of June 30, 2018) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2018 and December 31, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.44% as of June 30, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2018 and December 31, 2017 and is included in Notes Payable on the consolidated balance sheets. The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

4.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2018	Maturity Date	Amount Due at Maturity	As of June 30, 2018	As of December 31, 2017

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	$30,642	$30,642	$50,205

St. Augustine Outlet Center	(Repaid in full - see below)			-	-	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	73,922	74,500

DePaul Plaza	LIBOR + 2.75%	4.51%	June 2020	13,494	14,276	14,480

Total mortgages payable		5.86%		$109,453	118,840	159,585

Less: Deferred financing costs					(1,326)	(1,658)

Total mortgages payable, net					$117,514	$157,927

Libor as of June 30, 2018 and December 31, 2017 was 2.09% and 1.57%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On May 29, 2018, the Company repaid in full its $20.4 million recourse mortgage loan secured by the St. Augustine Outlet Center located in St. Augustine, Florida, with a scheduled maturity in August 2018.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with all of its financial debt covenants other than the non-recourse mortgage indebtedness originally secured by a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), and Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), as discussed below. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the four properties located in San Antonio, Texas (the “San Antonio Assets”). The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million. (See Note 6)

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the aggregate sales price of $20.7 million. The Company simultaneously received an aggregate credit of approximately $20.7 million against the total outstanding indebtedness of the Gulf Coast Industrial Portfolio Mortgage, of which $19.6 million and $1.1 million were applied by the Company against the outstanding principal and outstanding accrued interest payable, respectively, under the Gulf Coast Industrial Portfolio Mortgage.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As a result, the remaining outstanding principal of the Gulf Coast Industrial Portfolio Mortgage was approximately $30.6 million as of June 30, 2018. Although the special servicer is not currently charging or being paid interest at the stated default rate, the Company has been accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement.

Additionally, the Company previously accrued default interest expense on a non-recourse mortgage loan (the “Oakview Plaza Mortgage”), pursuant to the terms of its loan agreement during the period from January 2017 through September 2017. The Oakview Plaza Mortgage was secured by a retail shopping center located in Omaha, Nebraska (“Oakview Plaza”). The lender foreclosed on Oakview Plaza in September 2017.

Default interest expense related to the Gulf Coast Industrial Mortgage of $0.5 million and $1.0 million was accrued during the three and six months ended June 30, 2018, respectively, and default interest expense related to both the Gulf Coast Industrial Portfolio Mortgage and the Oakview Plaza Mortgage of $0.8 million and $1.7 million was accrued during the three and six months ended June 30, 2017, respectively. Cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $12.2 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.  However, the Company does not expect to pay any of the accrued default interest expense as the Gulf Coast Industrial Portfolio Mortgage is non-recourse.   Additionally, the Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Other than the Gulf Coast Industrial Portfolio Mortgage, the Company has no additional significant maturities of mortgage debt over the next 12 months.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$31,427	$1,621	$14,924	$1,328	$1,389	$68,151	$118,840

Less: Deferred financing costs							(1,326)

Total principal maturities, net							$117,514

5.	Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, dilutive net income per share is equivalent to basic net income per share, as the company has no common stock equivalent shares.

6.	Disposition

Gulf Coast Industrial Portfolio – San Antonio Assets

As previously discussed in Note 4, on June 5, 2018, the special servicer for the Gulf Coast Industrial Portfolio Mortgage completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the San Antonio Assets. The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon sales price of $20.7 million. The Company simultaneously received an aggregate credit of approximately $20.7 million which it applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the foreclosure of the San Antonio Assets were approximated $13.6 million and $20.7 million respectively.

Since the Company’s performance obligations were met at the closing of the foreclosure sales and the Company has no continuing involvement with the San Antonio Assets an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during the second quarter of 2018.

The disposition of San Antonio Assets did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the San Antonio Assets are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management fees (general and administrative costs)	$427	$565	$891	$1,128
Property management fees (property operating expenses)	136	186	289	376
Development fees and leasing commissions*	42	99	120	581
Total	$605	$850	$1,300	$2,085

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

In connection with the Company’s initial public offering, Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, previously purchased an aggregate of $30.0 million of SLP units which are included in noncontrolling interests in the consolidated balance sheets. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three and six months ended June 30, 2018, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units.

Additionally, the Company’s Sponsor, has a 19.17% membership interest in PRO, a subsidiary of the Operating Partnership, which is accounted for as noncontrolling interests.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $111.1 million and $158.3 million as of June 30, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

During the six months ended June 30, 2018, the Company made an aggregate $12.8 million of additional contributions and redeemed the entire $60.0 million outstanding on the 485 7th Avenue Preferred Investment and as of June 30, 2018, remaining contributions of up to $6.4 million were unfunded. The Company did not enter into any new Preferred Investments during the six months ended June 30, 2018.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2018	December 31, 2017	June 30, 2018	2018	2017	2018	2017
40 East End Avenue (1)	8% to 12%	$30,000	$30,000	$-	$910	$910	$1,810	$1,543
30-02 39th Avenue	12%	10,000	10,000	-	303	304	603	639
485 7th Avenue	12%	-	60,000	-	70	1,820	1,095	3,620
East 11th Street	12%	57,500	46,119	-	1,726	1,035	3,207	1,980
Miami Moxy	12%	13,608	12,195	6,392	398	309	772	559
Total Preferred Investments		$111,108	$158,314	$6,392	$3,407	$4,378	$7,487	$8,341

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party. On November 6, 2017, the Joint Venture acquired a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of June 30, 2018.

The Company accounts for our 2.5% membership interest in the Joint Venture under the cost method and as of June 30, 2018 and December 31, 2017, the carrying value of our investment was $1.4 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$118.8	$116.1	$159.6	$158.6

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

9.	Segment Information

The Company has historically operated within four business segments which are: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). However, during the third quarter of 2017, the Company sold its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment. The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and six months ended June 30, 2018 and 2017 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of June 30, 2018 and December 31, 2017. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2017 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 7).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

Selected results of operations for the three and six months ended June 30, 2018 and 2017, and total assets as of June 30, 2018 and December 31, 2017 regarding the Company’s operating segments are as follows:

	For the Three Months Ended June 30, 2018
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$1,719	2,255	$1,370	$-	$-	$5,344

Property operating expenses	697	505	482	-	-	1,684
Real estate taxes	261	18	182	-	-	461
General and administrative costs	(27)	1	2	-	1,074	1,050

Net operating income/(loss)	788	1,731	704	-	(1,074)	2,149

Depreciation and amortization	965	411	429	-	-	1,805
				-
Operating (loss)/income	$(177)	$1,320	$275	$-	$(1,074)	$344

As of June 30, 2018:
Total Assets	$69,695	$67,500	$36,508	$-	$302,848	$476,551

	For the Three Months Ended June 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,639	2,167	$1,521	$6,484	$-	$12,811

Property operating expenses	939	480	507	4,812	-	6,738
Real estate taxes	379	18	192	80	-	669
General and administrative costs	7	20	(20)	42	957	1,006

Net operating income/(loss)	1,314	1,649	842	1,550	(957)	4,398

Depreciation and amortization	1,146	406	441	728	-	2,721
				-
Operating income/(loss)	$168	$1,243	$401	$822	$(957)	$1,677

As of December 31, 2017:
Total Assets	$70,758	$67,966	$49,461	$61,316	$270,173	519,674

	For the Six Months Ended June 30, 2018
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$3,571	4,446	$3,015	$-	$-	$11,032

Property operating expenses	1,443	988	974	-	-	3,405
Real estate taxes	523	36	406	-	-	965
General and administrative costs	(4)	5	(7)	-	2,213	2,207

Net operating income/(loss)	1,609	3,417	1,642	-	(2,213)	4,455

Depreciation and amortization	1,867	820	891	-	-	3,578
				-
Operating (loss)/income	$(258)	$2,597	$751	$-	$(2,213)	$877

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Six Months Ended June 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,353	4,325	$3,102	$11,420	$-	$24,200

Property operating expenses	1,877	938	1,048	8,997	1	12,861
Real estate taxes	759	36	393	161	-	1,349
General and administrative costs	90	30	(16)	118	2,219	2,441

Net operating income/(loss)	2,627	3,321	1,677	2,144	(2,220)	7,549

Depreciation and amortization	2,372	811	881	1,450	-	5,514

Operating income/(loss)	$255	$2,510	$796	$694	$(2,220)	$2,035

10.	Commitments and Contingencies

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

Distribution Payment

On July 16, 2018, the distribution for the three-month period ending June 30, 2018 of $4.3 million was paid in cash.

Distribution Declaration

On August 7, 2018 the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2018 to shareholders of record as of September 30, 2018.

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

Lightstone REIT has and expects to continue to invest in and operate commercial, residential and hospitality properties, principally in the United States. Principally through the Operating Partnership, our investments have included both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers), industrial properties and residential properties comprised of multi-family complexes. The Company also has and will continue to seek to originate, acquire and manage a diverse portfolio of real estate-related investments.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of June 30, 2018	Annualized Revenues based on rents at June 30, 2018	Annualized Revenues per square foot at June 30, 2018
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	335,572	72.7%	$3.1 million	$12.60
DePaul Plaza	Bridgeton, MO	1985	187,090	89.5%	$2.0 million	$12.20
	Retail Total		522,662	78.7%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	57.2%	$2.1 million	$10.95
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	80.9%	$1.1 million	$7.19

	Industrial Total		522,492	65.5%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of June 30, 2018	Annualized Revenues based on rents at June 30, 2018	Annualized Revenues per unit at June 30, 2018

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	97.0%	$8.50	$43,899

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

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

Dispositions

Gulf Coast Industrial Portfolio – San Antonio Assets

As a result of not meeting certain debt service coverage ratios on the non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage”) originally secured by a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), and Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), the lender elected to retain the excess cash flow from these properties beginning in July 2011.  During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer.

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the four properties located in San Antonio, Texas (the “San Antonio Assets”). The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million. Since our performance obligations were met at the closing of the foreclosure sales and we have no continuing involvement with the San Antonio Assets an aggregate gain on disposition of assets of approximately $7.1 million was recognized during the second quarter of 2018.

The dispositions of (i) the San Antonio Assets on June 5, 2018, (ii) a hotel and water park located in Danvers, Massachusetts (the “DoubleTree – Danvers”) on September 7, 2017 and (iii) a retail power center located in Omaha, Nebraska (“Oakville Plaza”) on September 15, 2017 did not qualify to be reported as discontinued operations since none of the dispositions represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets (Industrial Segment), the DoubleTree – Danvers (Hospitality Segment) and Oakville Plaza (Retail Segment) are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

For the Three Months Ended June 30, 2018 vs. June 30, 2017

Consolidated

Revenues

Our revenues are comprised of rental income, tenant recovery income and other service income. Total revenues decreased by approximately $7.5 million to $5.3 million for the three months ended June 30, 2018 compared to $12.8 million for the same period in 2017. See “Segment Results of Operations for the Three Months Ended June 30, 2018 compared to June 30, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $5.1 million to $1.7 million for the three months ended June 30, 2018 compared to $6.7 million for the same period in 2017. This decrease is primarily is attributable to lower expenses in our Hospitality Segment as a result of the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense decreased by approximately $0.2 million to $0.5 million for the three months ended June 30, 2018 compared to $0.7 million the same period in 2017.  This decrease is primarily attributable to lower expenses as a result of the dispositions of the DoubleTree – Danvers and Oakview Plaza.

General and administrative expenses

General and administrative expenses were relatively flat at approximately $1.1 million for the three months ended June 30, 2018 compared to $1.0 million for the same period in 2017.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $0.9 million to $1.8 million for the three months ended June 30, 2018 compared to $2.7 million the same period in 2017.  This decrease is primarily attributable to lower expense resulting from the dispositions of the DoubleTree – Danvers and Oakview Plaza.

Gain on disposition of real estate

During the second quarter of 2018 we recognized a gain on disposition of real estate of approximately $7.1 million related to the foreclosure sale of the San Antonio Assets.

Interest and dividend income

Interest and dividend income decreased by approximately $0.5 million to $4.6 million for the three months ended June 30, 2018 compared to $5.1 million the same period in 2017. The decrease reflects lower investment income of $1.0 million from our Preferred Investments (see Note 7) offset by increased interest and dividend income from our investments in marketable securities of $0.5 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.0 million to $2.5 million for the three months ended June 30, 2018 compared to $3.5 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from reductions in mortgage indebtedness in connection with the dispositions of the San Antonio Assets and Oakview Plaza.

Unrealized gain on marketable equity securities

During the three months ended June 30, 2018, we recorded an unrealized gain on marketable equity securities of $3.5 million which represents the change in the fair value of our marketable equity securities during the three months ended June 30, 2018. No unrealized gain on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior the adoption, on January 1, 2018, of guidance issued by FASB that now requires companies to measure investments in marketable equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

Gain on satisfaction of mortgage receivable

During the second quarter of 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Three Months Ended June 30, 2018 compared to June 30, 2017

Retail Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$1,719	$2,639	$(920)	-34.9%
NOI	788	1,314	(526)	-40.0%
Average Occupancy Rate for period	78.9%	85.1%		-6.2%

The following table represents lease expirations for the Retail Segment as of June 30, 2018:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	6	18,394	314,486	4.9%	6.8%
2019	18	76,786	1,248,877	20.3%	27.1%
2020	10	153,729	1,558,727	40.4%	33.7%
2021	4	31,705	316,399	8.4%	6.9%
2022	4	14,318	269,832	3.8%	5.9%
2023	2	30,700	530,545	8.1%	11.5%
2024	1	1,163	54,977	0.3%	1.2%
2025	4	15,517	191,526	4.1%	4.2%
2026	2	28,687	-	7.6%	0.0%
2027	-	-	-	0.0%	0.0%
Thereafter	1	7,959	123,365	2.1%	2.7%
	52	378,958	4,608,734	100.0%	100.0%

As of June 30, 2018, we had three tenants, Kohl’s Inc., Saks & Company and H&M Hennes & Mauritz L.P., each with one store, representing approximately 19.6%, 5.4% and 5.0%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended June 30, 2018 compared to the same period in 2017. Revenues and NOI decreased by approximately $0.7 million and $0.4 million, respectively, for the three months ended June 30, 2018 compared to the same period in 2017 as a result of the disposition of Oakview Plaza. Revenues and NOI decreased by approximately $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2018 period.

Multi-Family Residential Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$2,255	$2,167	$88	4.1%
NOI	1,731	1,649	82	5.0%
Average Occupancy Rate for period	97.8%	97.2%		0.6%

Revenues, NOI and average occupancy were relatively flat for Gantry Park, our only multi-family residential property.

Industrial Segment

	For the Three Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$1,370	$1,521	$(151)	-9.9%
NOI	704	842	(138)	-16.4%
Average Occupancy Rate for period	72.3%	72.1%		0.2%

The following table represents lease expirations for our Industrial Segment as of June 30, 2018

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	6	17,952	-	5.2%	0.0%
2019	5	24,081	29,329	7.0%	1.0%
2020	10	110,723	1,210,843	32.4%	42.7%
2021	5	18,866	178,158	5.5%	6.3%
2022	7	62,046	519,958	18.1%	18.3%
2023	3	108,566	901,317	31.8%	31.7%
	36	342,234	2,839,605	100.0%	100.0%

As of June 30, 2018, we had two tenants, Carrier Enterprise, LLC and PSS World Medical, Inc., representing approximately 17.0% and 7.8%, respectively, of the total GLA in our Industrial Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of the disposition of the San Antonio Assets on June 5, 2018.

Hospitality Segment

	For the Three Months Ended June 30,
	2018	2017

Revenues	$-	$6,484
NOI	-	1,550
Average Occupancy Rate for period	0.0%	78.9%
Rev PAR	$-	$105.81

On September 7, 2017, the Company disposed of the DoubleTree – Danvers, which was its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment.

For the Six Months Ended June 30, 2018 vs. June 30, 2017

Consolidated

Revenues

Our revenues are comprised of rental income, tenant recovery income and other service income. Total revenues decreased by approximately $13.2 million to $11.0 million for the six months ended June 30, 2018 compared to $24.2 million for the same period in 2017. See “Segment Results of Operations for the Six Months Ended June 30, 2018 compared to June 30, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $9.5 million to $3.4 million for the six months ended June 30, 2018 compared to $12.9 million for the same period in 2017. This decrease is primarily attributable to lower expenses in our Hospitality Segment as a result of the disposition of the DoubleTree – Danvers.

Real estate taxes

Real estate taxes expense decreased by approximately $0.3 million to $1.0 million for the six months ended June 30, 2018 compared to $1.3 million the same period in 2017.  This decrease is primarily attributable to lower expenses resulting from the dispositions of the DoubleTree – Danvers and Oakview Plaza.

General and administrative expenses

General and administrative expenses decreased by approximately $0.2 million to $2.2 million for the six months ended June 30, 2018 compared to $2.4 million the same period in 2017 principally due to lower asset management fees as a result of the dispositions of the DoubleTree – Danvers and Oakview Plaza.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $1.9 million to $3.6 million for the six months ended June 30, 2018 compared to $5.5 million the same period in 2017.  This decrease is primarily attributable to lower expense resulting from the dispositions of the DoubleTree – Danvers and Oakview Plaza.

Gain on disposition of real estate

During the second quarter of 2018 we recognized a gain on disposition of real estate of approximately $7.1 million related to the foreclosure sale of the San Antonio Assets.

Interest and dividend income

Interest and dividend income decreased by approximately $0.1 million to $9.7 million for the six months ended June 30, 2018 compared to $9.8 million the same period in 2017. The decrease reflects lower investment income of $0.9 million from our Preferred Investments (see Note 7) partially offset by higher interest and dividend income from our investments in marketable securities of $0.8 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.9 million to $5.3 million for the six months ended June 30, 2018 compared to $7.2 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from reductions in mortgage indebtedness in connection with the dispositions of the San Antonio Assets and Oakview Plaza.

Unrealized loss on marketable equity securities

During the six months ended June 30, 2018, we recorded an unrealized loss on marketable equity securities of $0.3 million which represents the change in the fair value of our marketable equity securities during the six months ended June 30, 2018. No unrealized loss on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior the adoption, on January 1, 2018, of guidance issued by FASB that now requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

Gain on satisfaction of mortgage receivable

During the second quarter of 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Segment Results of Operations for the Six Months Ended June 30, 2018 compared to June 30, 2017

Retail Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$3,571	$5,353	$(1,782)	-33.3%
NOI	1,609	2,627	(1,018)	-38.8%
Average Occupancy Rate for period	80.2%	84.7%		-4.5%

Revenues and NOI decreased by approximately $1.4 million and $0.9 million, respectively, for the six months ended June 30, 2018 compared to the same period in 2017 as a result of the disposition of Oakview Plaza. Revenues and NOI decreased by approximately $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2018 period.

Multi-Family Residential Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$4,446	$4,325	$121	2.8%
NOI	3,417	3,321	96	2.9%
Average Occupancy Rate for period	97.9%	97.6%		0.3%

Revenues, NOI and average occupancy were relatively flat for Gantry Park, our only multi-family residential property.

Industrial Segment

	For the Six Months Ended June 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$3,015	$3,102	$(87)	-2.8%
NOI	1,642	1,677	(35)	-2.1%
Average Occupancy Rate for period	73.6%	71.1%		2.5%

Revenues and NOI decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of the disposition of the San Antonio Assets on June 5, 2018.

Hospitality Segment

	For the Six Months Ended June 30,
	2018	2017

Revenues	$-	$11,420
NOI	-	2,144
Average Occupancy Rate for period	0.0%	67.8%
Rev PAR	$-	$86.06

On September 7, 2017, the Company disposed of the DoubleTree – Danvers, which was its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the funding of our remaining contributions for investments in related parties (Preferred Investments) of up to $6.4 million as of June 30, 2018, generally through working capital and borrowings. As of June 30, 2018, we had approximately $76.0 million of cash and cash equivalents on hand and $118.5 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $118.8 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

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

On May 29, 2018, we repaid in full our $20.4 million recourse mortgage loan secured by the St. Augustine Outlet Center located in St. Augustine, Florida, with a scheduled maturity in August 2018.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. We are currently in compliance with all of its financial debt covenants other than the debt originally associated with a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), as discussed below.

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

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the four properties located in San Antonio, Texas (the “San Antonio Assets”.) The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million. (See Note 6)

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the aggregate sales price of $20.7 million. We simultaneously received an aggregate credit of approximately $20.7 million against the total indebtedness of the Gulf Coast Industrial Portfolio Mortgage, of which $19.6 million and $1.1 million were applied by us against the outstanding principal and outstanding accrued interest payable respectively, under the Gulf Coast Industrial Portfolio Mortgage.

As a result, the remaining outstanding principal balance of the Gulf Coast Industrial Portfolio Mortgage was approximately $30.6 million as of June 30, 2018. Although the special servicer is not currently charging or being paid interest at the stated default rate, we have been accruing default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement.

Additionally, the Company previously accrued default interest expense on a non-recourse mortgage loan (the “Oakview Plaza Mortgage”), pursuant to the terms of its loan agreement during the period from January 2017 through September 2017. The Oakview Plaza Mortgage was secured by a retail shopping center located in Omaha, Nebraska (“Oakview Plaza”). The lender foreclosed on Oakview Plaza in September 2017.

Default interest expense related to the Gulf Coast Industrial Portfolio Mortgage of $0.5 million and $1.0 million was accrued during the three and six months ended June 30, 2018, respectively, and default interest expense related to both the Gulf Coast Industrial Mortgage and the Oakview Plaza Mortgage of $0.8 million and $1.7 million was accrued during the three and six months ended June 30, 2017, respectively. Cumulative accrued default interest expense (solely related to the Gulf Coast Industrial Portfolio Mortgage) of $12.2 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.  However, we do not expect to pay any of the accrued default interest expense as the Gulf Coast Industrial Portfolio Mortgage is non-recourse.  Additionally, we believe the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Other than the Gulf Coast Industrial Portfolio Mortgage, we have no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2018, our total borrowings of $137.4 million represented 39% of net assets.

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

In addition to meeting working capital needs and distributions, if any, to our stockholders, our capital resources are used to make certain payments to our Advisor and our Property Manager, including payments related to asset acquisition fees, development fees and leasing commissions, asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management fees (general and administrative costs)	$427	$565	$891	$1,128
Property management fees (property operating expenses)	136	186	289	376
Development fees and leasing commissions*	42	99	120	581
Total	$605	$850	$1,300	$2,085

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2018	2017

Net cash flows provided by operating activities	$9,278	$12,616
Net cash flows used in investing activities	(15,960)	(3,533)
Net cash flows used in financing activities	(33,846)	(12,266)
Net change in cash and cash equivalents	(40,528)	(3,183)

Cash and cash equivalents, beginning of year	119,219	108,357
Cash and cash equivalents, end of the period	$78,691	$105,174

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds and proceeds from redemptions of preferred investments in related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions if declared by our board of directors.

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

Operating activities

Net cash flows provided by operating activities of $9.3 million for the six months ended June 30, 2018 consists of the following:

•	cash inflows of approximately $9.1 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $0.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $16.0 million for the six months ended June 30, 2018 consists primarily of the following:

•	net purchases of investment property of approximately $0.8 million;

•	net proceeds from preferred investments in related parties of $47.2 million; and

•	net purchases of marketable securities of $62.4 million;

Financing activities

The net cash used in financing activities of approximately $33.8 million for the six months ended June 30, 2018 is primarily related to the following:

•	distributions to our common shareholders of $8.7 million;

•	redemptions and cancellation of common stock of $2.3 million;

•	aggregate distributions to our noncontrolling interests of $1.6 million; and

•	debt principal payments $21.2 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $111.1 million and $158.3 million as of June 30, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the six months ended June 30, 2018, we made an aggregate $12.8 million of additional contributions and redeemed $60.0 million of the Preferred Investments and as of June 30, 2018, remaining contributions of up to $6.4 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2018	December 31, 2017	June 30, 2018	2018	2017	2018	2017
40 East End Avenue (1)	8% to 12%	30,000	30,000	-	910	910	1,810	1,543
30-02 39th Avenue	9% to 12%	10,000	10,000	-	303	304	603	639
485 7th Avenue	12%	-	60,000	-	70	1,820	1,095	3,620
East 11th Street	12%	57,500	46,119	-	1,726	1,035	3,207	1,980
Miami Moxy	12%	13,608	12,195	6,392	398	309	772	559
Total Preferred Investments		$111,108	$158,314	$6,392	$3,407	$4,378	$7,487	$8,341

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP previously provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2017 we repurchased approximately 3.9 million shares of common stock. For the six months ended June 30, 2018, we repurchased 235,765 shares of common stock for $10.00 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Payable	$31,427	$1,621	$14,924	$1,328	$1,389	$68,151	$118,840
Interest Payments [1,2]	2,027	3,988	3,593	3,191	3,130	5,983	21,912

Total Contractual Obligations	$33,454	$5,609	$18,517	$4,519	$4,519	$74,134	$140,752

1)	The non-recourse mortgage associated with the Gulf Coast Industrial Portfolio is due on demand and therefore, no future interest payments on this mortgage are included in these amounts.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.94% as of June 30, 2018) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2018 and December 31, 2017.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.44% as of June 30, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of June 30, 2018 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$12,913	$6,550	$12,118	$7,855
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,805	2,721	3,578	5,514
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	-
Gain on disposal of investment property	(7,137)	-	(7,137)	-
Gain on satisfaction of mortgage receivable	-	(3,216)	-	(3,216)

FFO	7,581	6,055	8,559	10,153
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Amortization of above or below market leases and liabilities(2)	(35)	(33)	(70)	(64)
Loss on debt extinguishment	117	-	117	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(3,510)	8	189	(57)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	75	16	78	49

MFFO	4,228	6,046	8,873	10,081
Straight-line rent(5)	$97	$11	$112	$(56)
MFFO - IPA recommended format(6)	$4,325	$6,057	$8,985	$10,025

Net income	$12,913	$6,550	$12,118	$7,855
Less: loss attributable to noncontrolling interests	(753)	(312)	(643)	(523)
Net income applicable to Company's common shares	$12,160	$6,238	$11,475	$7,332
Net income per common share, basic and diluted	$0.49	$0.25	$0.46	$0.29

FFO	$7,581	$6,055	$8,559	$10,153
Less: FFO attributable to noncontrolling interests	(806)	(464)	(895)	(891)
FFO attributable to Company's common shares	$6,775	$5,591	$7,664	$9,262
FFO per common share, basic and diluted	$0.27	$0.22	$0.31	$0.37

MFFO - IPA recommended format	$4,325	$6,057	$8,985	$10,025
Less: MFFO attributable to noncontrolling interests	(471)	(459)	(922)	(878)
MFFO attributable to Company's common shares	$3,854	$5,598	$8,063	$9,147

Weighted average number of common shares
outstanding, basic and diluted	24,650	24,989	24,715	25,024

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(451)	$(615)	$(953)	$(1,009)
Oakview Plaza - Default interest expenes(b)	-	(216)	-	(718)
Total before allocations to noncontrolling interests	(451)	(831)	(953)	(1,727)
Allocations to noncontrolling interests	9	16	19	33
Total after allocations to noncontrolling interests	$(442)	$(815)	$(934)	$(1,694)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio Although the lender for the Gulf Coast Industrial Portfolio is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the respective loan agreement. Additionally, we have had various discussions with the special servicer to restructure the terms of the non-recourse mortgage loan and do not expect to pay any of the accrued default interest.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. The Oakview Plaza Mortgage Loan matured in January 2017 and was not repaid which constituted a maturity default. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,296 and $6,413 for the three months ended June 30, 2018 and 2017, respectively and $8,997 and $10,841 for the six months ended June 30, 2018 and 2017, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2018

FFO attributable to Company’s common shares	$200,691
Distributions paid	$207,225

On July 16, 2018, the distribution for the three-month period ending June 30, 2018 of $4.3 million was paid in cash.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2018, we held various marketable securities with a fair value of approximately $118.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of June 30, 2018, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $11.9 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages Payable	$31,427	1,621	14,924	1,328	1,389	68,151	$118,840

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$118.8	$116.1	$159.6	$158.6

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the six months ended June 30, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST, INC.

Date: August 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

