Form 10-Q
period 2018-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2018-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of November 1, 2018, there were approximately 24.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2018	As of December 31, 2017
	(unaudited)
Assets

Investment property:
Land and improvements	$44,647	$49,681
Building and improvements	153,419	164,418
Furniture and fixtures	2,236	2,154
Construction in progress	270	204
Gross investment property	200,572	216,457
Less accumulated depreciation	(39,548)	(37,956)
Net investment property	161,024	178,501
Investment in related parties	114,791	159,792
Cash and cash equivalents	61,829	116,434
Marketable securities, available for sale	120,166	57,944
Restricted cash	9,157	2,785
Tenant and other accounts receivable	979	1,143
Intangible assets	220	337
Prepaid expenses and other assets	2,923	2,738
Total Assets	$471,089	$519,674

Liabilities and Stockholders' Equity
Mortgages payable, net	$117,186	$157,927
Notes payable	18,613	18,602
Accounts payable, accrued expenses and other liabilities	21,451	20,388
Due to related parties	293	496
Tenant allowances and deposits payable	1,052	1,483
Distributions payable	4,240	4,387
Deferred rental income	829	716
Acquired below market lease intangibles	199	305
Total Liabilities	163,863	204,304

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 24,012 and 24,847 shares issued and outstanding, respectively	240	248
Additional paid-in-capital	187,908	194,497
Accumulated other comprehensive (loss)/income	(1,273)	15,467
Accumulated surplus	105,122	86,956
Total Company's stockholders' equity	291,997	297,168

Noncontrolling interests	15,229	18,202

Total Stockholders' Equity	307,226	315,370

Total Liabilities and Stockholders' Equity	$471,089	$519,674

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Rental income	$4,511	$8,085	$14,151	$24,705
Tenant recovery income	485	738	1,877	2,553
Other service income	-	2,069	-	7,834
Total revenues	4,996	10,892	16,028	35,092

Expenses:
Property operating expenses	1,600	5,652	5,005	18,513
Real estate taxes	318	602	1,283	1,951
General and administrative costs	1,084	2,174	3,291	4,615
Depreciation and amortization	1,639	2,738	5,217	8,252
Total operating expenses	4,641	11,166	14,796	33,331

Operating income/(loss)	355	(274)	1,232	1,761

Other income/(loss), net	116	(43)	228	8
Interest and dividend income	4,590	5,635	14,328	15,432
Interest expense	(2,005)	(3,581)	(7,333)	(10,776)
Gain on disposition of real estate	-	10,483	7,137	10,483
Loss on sale and redemption of marketable securities	(3)	(18)	(81)	(67)
Unrealized gain on marketable equity securities	1,436	-	1,096	-
Gain on satisfaction of mortgage receivable	-	-	-	3,216
Net income	4,489	12,202	16,607	20,057

Less: net income attributable to noncontrolling interests	(465)	(392)	(1,108)	(915)
Net income attributable to Company's common shares	$4,024	$11,810	$15,499	$19,142

Net income per Company’s common share, basic and diluted	$0.17	$0.47	$0.63	$0.77

Weighted average number of common shares outstanding, basic and diluted	24,299	24,931	24,575	24,993

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$4,489	$12,202	$16,607	$20,057

Other comprehensive income/(loss)
Holding gain/(loss) on marketable securities, available for sale	127	(48)	(1,370)	(2,789)
Reclassification adjustment for loss included in net income	3	18	81	67

Other comprehensive gain/(loss)	130	(30)	(1,289)	(2,722)

Comprehensive income	4,619	12,172	15,318	17,335

Less: Comprehensive income attributable to noncontrolling interests	(468)	(379)	(1,083)	(576)

Comprehensive income attributable to Company's common shares	$4,151	$11,793	$14,235	$16,759

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of other accumulated comprehensive income to accumulated surplus (See Note 3)	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	15,499	1,108	16,607
Transfer of membership interests (See Note 7)	-	-	1,500	-	-	(1,500)	-
Other comprehensive loss	-	-	-	(1,264)	-	(25)	(1,289)
Distributions declared	-	-	-	-	(12,809)	-	(12,809)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,562)	(2,562)
Contributions received from noncontrolling interests	-	-	-	-	-	6	6
Redemption and cancellation of shares	(835)	(8)	(8,089)	-	-	-	(8,097)
BALANCE, September 30, 2018	24,012	$240	$187,908	$(1,273)	$105,122	$15,229	$307,226

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,607	$20,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,217	8,252
Unrealized gain on marketable equity securities, available for sale	(1,096)	-
Loss on sale of marketable securities, available for sale	81	67
Gain on disposition of real estate	(7,137)	(10,483)
Gain on satisfaction of mortgage receivable	-	(3,216)
Other non-cash adjustments	126	485
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(467)	(339)
Decrease in tenant and other accounts receivable	211	426
Decrease in tenant allowances and deposits payable	(219)	(287)
Increase in accounts payable, accrued expenses and other liabilities	2,224	3,781
Decrease in due to related parties	(203)	(20)
(Decrease)/increase in deferred rental income	126	(127)

Net cash provided by operating activities	15,470	18,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,032)	(2,290)
Purchase of marketable securities	(72,477)	(5,081)
Collections on mortgage receivable	-	8,109
Proceeds from sale and redemption of marketable securities	9,982	936
Proceeds from preferred investments in related parties	60,000	2,300
Proceeds from joint venture	765	372
Investments in joint venture	(644)	(117)
Investments in related parties	(15,120)	(13,739)
Proceeds from sale of investment property and other real estate assets	-	32,651

Net cash (used in)/provided by investing activities	(18,526)	23,141

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage payments	(21,568)	(306)
Redemption and cancellation of common stock	(8,097)	(2,052)
Contributions received from noncontrolling interests	6	8
Distributions paid to noncontrolling interests	(2,562)	(2,885)
Distributions paid to Company's common stockholders	(12,956)	(13,116)

Net cash used in financing activities	(45,177)	(18,351)

Net change in cash, cash equivalents and restricted cash	(48,233)	23,386
Cash, cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash, cash equivalents and restricted cash, end of period	$70,986	$131,743

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$5,163	$5,694
Distributions declared but not paid	$4,240	$4,396
Non cash purchase of investment property	$125	$336
Unrealized loss on marketable securities	$1,289	$2,722
Assets transferred due to foreclosure	$13,521	$27,028
Liabilities credited in foreclosure	$20,658	$27,028
Reclassification of accumulated other comprehensive income to accumulated surplus	$15,476	$-
Transfer of membership interests from noncontrolling interests to additional paid-in-capital	$1,500	$-

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2018.

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

As of September 30, 2018, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of 2 retail properties containing a total of approximately 0.5 million square feet of retail space, 10 industrial properties containing a total of approximately 0.5 million square feet of industrial space and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of September 30, 2018, the retail properties, the industrial properties and the multi-family residential properties were 83%, 68% and 97% occupied based on a weighted-average basis, respectively.

Noncontrolling Interests

As of September 30, 2018, the noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in consolidated subsidiaries. The units include SLP units, limited partner units and common units. The noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 3). The 2nd Street Joint Venture owns Gantry Park, a multi-family apartment building located in Queens, NY.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include deposits for the purchase of real estate or certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	September 30,
	2018	2017
Cash and cash equivalents	$61,829	$127,381
Restricted cash	9,157	4,362
Total cash, cash equivalents and restricted cash	$70,986	$131,743

Effective January 1, 2018, the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective approach. This resulted in a $15.5 million reclassification of aggregate net unrealized gains from accumulated other comprehensive income (“AOCI”) to opening accumulated surplus see Note 3.

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

New Accounting Pronouncements

 In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations, however, the ultimate impact of adopting this standard will depend on the Company’s lease portfolio as of the adoption date.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$315	$(5)	$1,715
Marco OP Units and Marco II OP Units	19,227	17,757	-	36,984
	20,632	18,072	(5)	38,699
Debt securities:
Corporate Bonds and Preferred Securities	81,102	57	(1,055)	80,104
Mortgage Backed Securities ("MBS")	1,663	-	(300)	1,363
	82,765	57	(1,355)	81,467
Total	$103,397	$18,129	$(1,360)	$120,166

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$263	$-	$1,668
Marco OP Units and Marco II OP Units	19,227	16,708	-	35,935
	20,632	16,971	-	37,603
Debt securities:
Corporate Bonds and Preferred Securities	18,494	371	(81)	18,784
Mortgage Backed Securities	1,856	-	(299)	1,557
	20,350	371	(380)	20,341
Total	$40,982	$17,342	$(380)	$57,944

As of both September 30, 2018 and December 31, 2017, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

Prior to January 1, 2018, the Company accounted for marketable equity securities at fair value with unrealized gains and losses recognized in AOCI on the consolidated balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized on the consolidated statements of operations.

On January 1, 2018, the Company adopted guidance issued by the FASB that required it to change the way it accounts for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized on the consolidated statements of operations. Upon adoption, the Company reclassified $15.5 million of aggregate net unrealized gains from AOCI to opening accumulated surplus.

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the nine months ended September 30, 2018 and 2017, the Company did not recognize any impairment charges. As of September 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,715	$-	$-	$1,715
Marco OP and OP II Units	-	36,984	-	36,984
Corporate Bonds and Preferred Securities	-	80,104	-	80,104
MBS	-	1,363	-	1,363
Total	$1,715	$118,451	$-	$120,166

	Fair Value Measurement Using
As of December 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,668	$-	$-	$1,668
Marco OP and OP II Units	-	35,935	-	35,935
Corporate Bonds and Preferred Securities	-	18,784	-	18,784
MBS	-	1,557	-	1,557
Total	$1,668	$56,276	$-	$57,944

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2018
Due in 1 year	$18,677
Due in 1 year through 5 years	44,716
Due in 5 years through 10 years	16,711
Due after 10 years	1,363
Total	$81,467

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.11% as of September 30, 2018) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2018 and December 31, 2017.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.61% as of September 30, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2018 and December 31, 2017 and is included in Notes Payable on the consolidated balance sheets. The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

4.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2018	Maturity Date	Amount Due at Maturity	As of September 30, 2018	As of December 31, 2017

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	$30,642	$30,642	$50,205

St. Augustine Outlet Center	(Repaid in full - see below)			-	-	20,400

Gantry Park	4.48%	4.48%	November 2024	65,317	73,638	74,500

DePaul Plaza	LIBOR + 2.75%	4.62%	June 2020	13,494	14,174	14,480

Total mortgages payable		5.92%		$109,453	118,454	159,585

Less: Deferred financing costs					(1,268)	(1,658)

Total mortgages payable, net					$117,186	$157,927

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Libor as of September 30, 2018 and December 31, 2017 was 2.26% and 1.57%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

As a result, the remaining outstanding principal of the Gulf Coast Industrial Portfolio Mortgage was approximately $30.6 million as of September 30, 2018. The Company accrues default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement.

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

Default interest expense related to the Gulf Coast Industrial Mortgage of $0.3 million and $1.3 million was accrued during the three and nine months ended September 30, 2018, respectively, and default interest expense related to both the Gulf Coast Industrial Portfolio Mortgage and the Oakview Plaza Mortgage of $0.8 million and $2.5 million was accrued during the three and nine months ended September 30, 2017, respectively. Cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $12.5 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.    Additionally, the Company believes the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on its results of operations or financial position.

Other than the Gulf Coast Industrial Portfolio Mortgage, the Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$31,041	$1,621	$14,924	$1,328	$1,389	$68,151	$118,454

Less: Deferred financing costs							(1,268)

Total principal maturities, net							$117,186

5.	Net Earnings Per Share

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

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the foreclosure of the San Antonio Assets were approximately $13.6 million and $20.7 million, respectively.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management fees (general and administrative costs)	$392	$556	$1,283	$1,684
Property management fees (property operating expenses)	120	199	409	576
Development fees and leasing commissions*	62	125	182	706
Total	$574	$880	$1,874	$2,966

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

During the three and nine months ended September 30, 2018, distributions of $0.5 million and $1.5 million were declared and paid on the SLP units.

On September 19, 2018, the Company’s Sponsor transferred approximately 9.14% of its ownership in PRO, valued at the estimated fair value of $1.5 million to the Operating Partnership, accounted for as an increase in equity of the Company and decrease in non-controlling interest. As of September 30, 2018 and December 31, 2017, the Sponsor, had a 10.03% and a 19.17% membership interest in PRO, respectively, which is accounted for as noncontrolling interests.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $113.4 million and $158.3 million as of September 30, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2018, the Company made an aggregate $15.1 million of additional contributions and redeemed the entire $60.0 million outstanding on the 485 7th Avenue Preferred Investment and as of September 30, 2018, remaining contributions of up to $4.1 million were unfunded. The Company did not enter into any new Preferred Investments during the nine months ended September 30, 2018.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	September 30, 2018	December 31, 2017	September 30, 2018	2018	2017	2018	2017
40 East End Avenue (1)	8% to 12%	$30,000	$30,000	$-	$920	$920	$2,730	$2,463
30-02 39th Avenue	12%	10,000	10,000	-	307	307	910	946
485 7th Avenue	12%	-	60,000	-	-	1,840	1,095	5,460
East 11th Street	12%	57,500	46,119	-	1,763	1,155	4,970	3,135
Miami Moxy	12%	15,933	12,195	4,067	457	346	1,229	905
Total Preferred Investments		$113,433	$158,314	$4,067	$3,447	$4,568	$10,934	$12,909

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party. On November 6, 2017, the Joint Venture acquired a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party. As a result, the Joint Venture holds ownership interests in eight hotels as of September 30, 2018.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of September 30, 2018 and December 31, 2017, the carrying value of its investment was $1.4 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$118.5	$116.7	$159.6	$158.6

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

9.	Segment Information

The Company has historically operated within four business segments which are: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). However, during the third quarter of 2017, the Company sold its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment. The Company’s Advisor and its affiliates provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the three and nine months ended September 30, 2018 and 2017 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of September 30, 2018 and December 31, 2017. The accounting policies of the segments are the same as those described in Note 2: Summary of Significant Accounting Policies of the Company’s December 31, 2017 Annual Report on Form 10-K. Unallocated assets, revenues and expenses relate to corporate related accounts, including the Company’s Preferred Investments in Related Parties (see Note 7).

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Selected results of operations for the three and nine months ended September 30, 2018 and 2017, and total assets as of September 30, 2018 and December 31, 2017 regarding the Company’s operating segments are as follows:

	For the Three Months Ended September 30, 2018
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$1,774	2,256	966	$-	$-	$4,996

Property operating expenses	727	497	376	-	-	1,600
Real estate taxes	212	18	88	-	-	318
General and administrative costs	5	(4)	(1)	-	1,084	1,084

Net operating income/(loss)	830	1,745	503	-	(1,084)	1,994

Depreciation and amortization	889	411	339	-	-	1,639

Operating (loss)/income	$(59)	$1,334	$164	$-	$(1,084)	$355

As of September 30, 2018:
Total Assets	$69,098	$66,845	$37,018	$-	$298,128	$471,089

	For the Three Months Ended September 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$2,452	2,118	$1,581	$4,741	$-	$10,892

Property operating expenses	905	492	631	3,620	4	5,652
Real estate taxes	361	19	162	60	-	602
General and administrative costs	39	3	6	107	2,019	2,174

Net operating income/(loss)	1,147	1,604	782	954	(2,023)	2,464

Depreciation and amortization	1,387	407	458	486	-	2,738

Operating (loss)/income	$(240)	$1,197	$324	$468	$(2,023)	$(274)

As of December 31, 2017:
Total Assets	$70,758	$67,966	$49,461	$61,316	$270,173	519,674

	For the Nine Months Ended September 30, 2018
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$5,345	6,702	$3,981	$-	$-	$16,028

Property operating expenses	2,170	1,485	1,350	-	-	5,005
Real estate taxes	735	54	494	-	-	1,283
General and administrative costs	1	1	(8)	-	3,297	3,291

Net operating income/(loss)	2,439	5,162	2,145	-	(3,297)	6,449

Depreciation and amortization	2,756	1,231	1,230	-	-	5,217

Operating (loss)/income	$(317)	$3,931	$915	$-	$(3,297)	$1,232

	For the Nine Months Ended September 30, 2017
	Retail	Multi-Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,805	$6,443	$4,683	$16,161	$-	$35,092

Property operating expenses	2,782	1,430	1,679	12,617	5	18,513
Real estate taxes	1,120	55	555	221	-	1,951
General and administrative costs	129	33	(10)	225	4,238	4,615

Net operating income/(loss)	3,774	4,925	2,459	3,098	(4,243)	10,013

Depreciation and amortization	3,759	1,218	1,339	1,936	-	8,252

Operating income/(loss)	$15	$3,707	$1,120	$1,162	$(4,243)	$1,761

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

10.	Commitments and Contingencies

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

Distribution Payment

On October 15, 2018, the distribution for the three-month period ending September 30, 2018 of $4.2 million was paid in cash.

Distribution Declaration

On November 8, 2018 the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about January 15, 2019 to shareholders of record as of December 31, 2018.

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

Portfolio Summary –

	Location	Year Built (Range of years built)	Gross Leasable Area (GLA") in Square Feet	Percentage Occupied as of September 30, 2018	Annualized Revenues based on rents at September 30, 2018	Annualized Revenues per square foot at September 30, 2018
Wholly Owned and Consolidated Real Estate Properties:

Retail
St. Augustine Outlet Center	St. Augustine, FL	1998	327,862	79.8%	$3.3 million	$12.65
DePaul Plaza	Bridgeton, MO	1985	187,090	89.5%	$2.0 million	$12.23
		Retail Total	514,952	83.4%

Industrial
7 Flex/Office/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	58.5%	$2.2 million	$11.00
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	85.2%	$1.1 million	$7.34

		Industrial Total	522,492	67.8%

Multi - Family Residential	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied as of September 30, 2018	Annualized Revenues based on rents at September 30, 2018	Annualized Revenues per unit at September 30, 2018

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	97.0%	$8.50	$44,168

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2017, except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

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

The dispositions of (i) the San Antonio Assets on June 5, 2018, (ii) a hotel and water park located in Danvers, Massachusetts (the “DoubleTree – Danvers”) on September 7, 2017 and (iii) a retail power center located in Omaha, Nebraska (“Oakview Plaza”) on September 15, 2017 did not qualify to be reported as discontinued operations since none of the dispositions represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets (Industrial Segment), the DoubleTree – Danvers (Hospitality Segment) and Oakview Plaza (Retail Segment) are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

For the Three Months Ended September 30, 2018 vs. September 30, 2017

Consolidated

Revenues

Our revenues are comprised of rental income, tenant recovery income and other service income. Total revenues decreased by approximately $5.9 million to $5.0 million for the three months ended September 30, 2018 compared to $10.9 million for the same period in 2017. See “Segment Results of Operations for the Three Months Ended September 30, 2018 compared to September 30, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $4.1 million to $1.6 million for the three months ended September 30, 2018 compared to $5.7 million for the same period in 2017. This decrease is primarily is attributable to lower expenses as a result of the disposition of the DoubleTree – Danvers and to a lesser extent the San Antonio Assets and Oakview Plaza.

Real estate taxes

Real estate taxes expense decreased by approximately $0.3 million to $0.3 million for the three months ended September 30, 2018 compared to $0.6 million for the same period in 2017.  This decrease is primarily attributable to lower expenses as a result of the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

General and administrative expenses

General and administrative expenses decreased by approximately $1.1 million to $1.1 million for the three months ended September 30, 2018 compared to $2.2 million for the same period in 2017 principally due to lower professional fees and asset management fees as a result of the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $1.1 million to $1.6 million for the three months ended September 30, 2018 compared to $2.7 million for the same period in 2017.  This decrease is primarily attributable to lower expense resulting from the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

Gain on disposition of real estate

During the third quarter of 2017 we recognized a gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers.

Interest and dividend income

Interest and dividend income decreased by approximately $1.0 million to $4.6 million for the three months ended September 30, 2018 compared to $5.6 million for the same period in 2017. The decrease reflects lower investment income of $1.2 million from our Preferred Investments offset by increased interest and dividend income from our investments in marketable securities of $0.2 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.6 million to $2.0 million for the three months ended September 30, 2018 compared to $3.6 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from reductions in mortgage indebtedness in connection with the dispositions of the San Antonio Assets and Oakview Plaza as well as the repayment of the St. Augustine Outlet Center Mortgage.

Unrealized gain on marketable equity securities

During the three months ended September 30, 2018, we recorded an unrealized gain on marketable equity securities of $1.4 million which represents the change in the fair value of our marketable equity securities during the three months ended September 30, 2018. No unrealized gain on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior the adoption, on January 1, 2018, of guidance issued by FASB that now requires companies to measure investments in marketable equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates.

Segment Results of Operations for the Three Months Ended September 30, 2018 compared to September 30, 2017

Retail Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$1,774	$2,452	$(678)	-27.7%
NOI	830	1,147	(317)	-27.6%
Average Occupancy Rate for period	82.3%	84.7%		-2.4%

The following table represents lease expirations for the Retail Segment as of September 30, 2018:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	5	16,472	254,481	4.3%	5.4%
2019	17	73,449	1,159,082	19.4%	24.6%
2020	11	155,734	1,608,852	41.1%	34.1%
2021	5	34,959	375,987	9.2%	8.0%
2022	4	14,318	270,853	3.8%	5.7%
2023	2	30,700	535,621	8.1%	11.4%
2024	1	1,163	54,977	0.3%	1.2%
2025	4	15,517	274,032	4.1%	5.8%
2026	2	28,687	56,382	7.6%	1.2%
2027	-	-	-	-	-
Thereafter	1	7,959	123,365	2.1%	2.6%
	52	378,958	4,713,632	100.0%	100.0%

As of September 30, 2018, we had three tenants, Kohl’s Inc., Saks & Company and H&M Hennes & Mauritz L.P., each with one store, representing approximately 19.9%, 5.4% and 5.1%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased for the three months ended September 30, 2018 compared to the same period in 2017. Revenues and NOI decreased by approximately $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2018 compared to the same period in 2017 as a result of the disposition of Oakview Plaza. Revenues and NOI decreased by approximately $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2018 period.

Multi-Family Residential Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$2,256	$2,118	$138	6.5%
NOI	1,745	1,604	141	8.8%
Average Occupancy Rate for period	96.3%	96.0%		0.3%

Revenues and NOI increased slightly for the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of higher average occupancy for Gantry Park, our only multi-family residential property.

Industrial Segment

	For the Three Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$966	$1,581	$(615)	-38.9%
NOI	503	782	(279)	-35.7%
Average Occupancy Rate for period	66.6%	73.3%		-6.7%

The following table represents lease expirations for our Industrial Segment as of September 30, 2018

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2018	5	12,853	128,293	3.6%	-
2019	5	24,081	215,836	6.8%	-
2020	10	110,723	1,238,929	31.2%	41.5%
2021	6	22,214	198,748	6.3%	6.7%
2022	7	62,046	519,958	17.5%	17.4%
2023	6	122,578	1,027,006	34.6%	34.4%
	39	354,495	3,328,770	100.0%	100.0%

As of September 30, 2018, we had two tenants, Carrier Enterprise, LLC and PSS World Medical, Inc., representing approximately 17.0% and 7.8%, respectively, of the total GLA in our Industrial Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of the disposition of the San Antonio Assets on June 5, 2018.

Hospitality Segment

	For the Three Months Ended September 30,
	2018	2017

Revenues	$-	$4,741
NOI	-	954
Average Occupancy Rate for period	0.0%	76.4%
Rev PAR	$-	$108.25

On September 7, 2017, the Company disposed of the DoubleTree – Danvers, which was its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment.

For the Nine Months Ended September 30, 2018 vs. September 30, 2017

Consolidated

Revenues

Our revenues are comprised of rental income, tenant recovery income and other service income. Total revenues decreased by approximately $19.1 million to $16.0 million for the nine months ended September 30, 2018 compared to $35.1 million for the same period in 2017. See “Segment Results of Operations for the Nine Months Ended September 30, 2018 compared to September 30, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $13.5 million to $5.0 million for the nine months ended September 30, 2018 compared to $18.5 million for the same period in 2017. This decrease is primarily attributable to lower expenses in our Hospitality Segment as a result of the disposition of the DoubleTree – Danvers and to a lesser extent the San Antonio Assets and Oakview Plaza.

Real estate taxes

Real estate taxes expense decreased by approximately $0.7 million to $1.3 million for the nine months ended September 30, 2018 compared to $2.0 million for the same period in 2017.  This decrease is primarily attributable to lower expenses resulting from the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

General and administrative expenses

General and administrative expenses decreased by approximately $1.3 million to $3.3 million for the nine months ended September 30, 2018 compared to $4.6 million for the same period in 2017 principally due to a decrease in professional fees, lower asset management fees as a result of the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $3.0 million to $5.2 million for the nine months ended September 30, 2018 compared to $8.2 million for the same period in 2017.  This decrease is primarily attributable to lower expense resulting from the dispositions of the DoubleTree – Danvers, Oakview Plaza and the San Antonio Assets.

Gain on disposition of real estate

During the nine months ended September 30, 2018 we recognized a second quarter gain on disposition of real estate of approximately $7.1 million related to the foreclosure sale of the San Antonio Assets. During the nine months ended September 30, 2017 we recognized a third quarter gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers.

Interest and dividend income

Interest and dividend income decreased by approximately $1.1 million to $14.3 million for the nine months ended September 30, 2018 compared to $15.4 million for the same period in 2017. The decrease reflects lower investment income of $2.0 million from our Preferred Investments partially offset by higher interest and dividend income from our investments in marketable securities of $0.9 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $3.5 million to $7.3 million for the nine months ended September 30, 2018 compared to $10.8 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from reductions in mortgage indebtedness in connection with the dispositions of the San Antonio Assets and Oakview Plaza.

Unrealized loss on marketable equity securities

During the nine months ended September 30, 2018, we recorded an unrealized loss on marketable equity securities of $1.1 million which represents the change in the fair value of our marketable equity securities during the nine months ended September 30, 2018. No unrealized loss on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior the adoption, on January 1, 2018, of guidance issued by FASB that now requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

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

Segment Results of Operations for the Nine Months Ended September 30, 2018 compared to September 30, 2017

Retail Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$5,345	$7,805	$(2,460)	-31.5%
NOI	2,439	3,774	(1,335)	-35.4%
Average Occupancy Rate for period	80.9%	97.0%		-16.1%

Revenues and NOI decreased by approximately $1.8 million and $1.2 million, respectively, for the nine months ended September 30, 2018 compared to the same period in 2017 as a result of the disposition of Oakview Plaza. Revenues and NOI decreased by approximately $0.7 million and $0.2 million, respectively, for the nine months ended September 30, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2018 period.

Multi-Family Residential Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$6,702	$6,443	$259	4.0%
NOI	5,162	4,925	237	4.8%
Average Occupancy Rate for period	97.4%	86.4%		11.0%

Revenues and NOI increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of higher average occupancy for Gantry Park, our only multi-family residential property.

Industrial Segment

	For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$3,981	$4,683	$(702)	-15.0%
NOI	2,145	2,459	(314)	-12.8%
Average Occupancy Rate for period	71.3%	71.8%		-0.5%

Revenues and NOI decreased by approximately $0.8 million and $0.5 million, respectively, for the nine months ended September 30, 2018 compared to the same period in 2017 as a result of the disposition of the San Antonio Assets on June 5, 2018. Revenues and NOI increased by approximately $0.1 million and $0.2 million, respectively, for the nine months ended September 30, 2018 compared to the same period in 2017 for our remaining industrial properties.

Hospitality Segment

	For the Nine Months Ended September 30,
	2018	2017

Revenues	$-	$16,161
NOI	-	3,098
Average Occupancy Rate for period	0.0%	70.2%
Rev PAR	$-	$92.12

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

We expect to meet our short-term liquidity requirements, including the funding of our remaining contributions for investments in related parties (Preferred Investments) of up to $4.1 million as of September 30, 2018, generally through working capital and borrowings. As of September 30, 2018, we had approximately $61.8 million of cash and cash equivalents on hand and $120.2 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have $117.2 million of outstanding mortgage debt and an $18.6 million outstanding under a line of credit. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

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

On May 29, 2018, we repaid in full our $20.4 million recourse mortgage loan secured by the St. Augustine Outlet Center (“St. Augustine Outlet Center Mortgage”) located in St. Augustine, Florida, with a scheduled maturity in August 2018.

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

As a result, the remaining outstanding principal balance of the Gulf Coast Industrial Portfolio Mortgage was approximately $30.6 million as of September 30, 2018. We accrue default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement.

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

Default interest expense related to the Gulf Coast Industrial Portfolio Mortgage of $0.3 million and $1.3 million was accrued during the three and nine months ended September 30, 2018, respectively, and default interest expense related to both the Gulf Coast Industrial Mortgage and the Oakview Plaza Mortgage of $0.8 million and $2.5 million was accrued during the three and nine months ended September 30, 2017, respectively. Cumulative accrued default interest expense (solely related to the Gulf Coast Industrial Portfolio Mortgage) of $12.5 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.  Additionally, we believe the continued loss of excess cash flow from the Gulf Coast Industrial Portfolio and the special servicer’s placement of the non-recourse mortgage indebtedness in default will not have a material impact on our results of operations or financial position.

Other than the Gulf Coast Industrial Portfolio Mortgage, we have no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2018, our total borrowings of $137.1 million represented 39% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management fees (general and administrative costs)	$392	$556	$1,283	$1,684
Property management fees (property operating expenses)	120	199	409	576
Development fees and leasing commissions*	62	125	182	706
Total	$574	$880	$1,874	$2,966

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2018	2017

Net cash flows provided by operating activities	$15,470	$18,596
Net cash flows (used in)/provided by investing activities	(18,526)	23,141
Net cash flows used in financing activities	(45,177)	(18,351)
Net change in cash and cash equivalents	(48,233)	23,386

Cash and cash equivalents, beginning of year	119,219	108,357
Cash and cash equivalents, end of the period	$70,986	$131,743

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

Operating activities

Net cash flows provided by operating activities of $15.5 million for the nine months ended September 30, 2018 consists of the following:

•	cash inflows of approximately $13.8 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $1.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $18.5 million for the nine months ended September 30, 2018 consists primarily of the following:

•	net purchases of investment property of approximately $1.0 million;

•	net proceeds from preferred investments in related parties of $45.0 million; and

•	net purchases of marketable securities of $62.5 million;

Financing activities

The net cash used in financing activities of approximately $45.2 million for the nine months ended September 30, 2018 is primarily related to the following:

•	distributions to our common shareholders of $13.0 million;

•	redemptions and cancellation of common stock of $8.1 million;

•	aggregate distributions to our noncontrolling interests of $2.5 million; and

•	debt principal payments $21.6 million.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $113.4 million and $158.3 million as of September 30, 2018 and December 31, 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2018, we made an aggregate $15.1 million of additional contributions and redeemed $60.0 million of the Preferred Investments and as of September 30, 2018, remaining contributions of up to $4.1 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of September 30,	As of December 31,	As of September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	2018	2017	2018	2018	2017	2018	2017
40 East End Avenue (1)	8% to 12%	$30,000	$30,000	$-	$920	$920	$2,730	$2,463
30-02 39th Avenue	12%	10,000	10,000	-	307	307	910	946
485 7th Avenue	12%	-	60,000	-	-	1,840	1,095	5,460
East 11th Street	12%	57,500	46,119	-	1,763	1,155	4,970	3,135
Miami Moxy	12%	15,933	12,195	4,067	457	346	1,229	905
Total Preferred Investments		$113,433	$158,314	$4,067	$3,447	$4,568	$10,934	$12,909

Note:

(1) - The dividend rate increased from 8% to 12% during March 2017 in connection with the procurement of construction financing on this project.

Distribution Reinvestment Program (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2017 we repurchased approximately 3.9 million shares of common stock. For the nine months ended September 30, 2018, we repurchased 835,075 shares of common stock for $9.70 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

On January 19, 2015, the Board of Directors suspended our DRIP effective April 15, 2015.

On October 16, 2018, the Company mailed a prospectus related to its amended and restated DRIP to its existing stockholders. The DRIP was reactivated as amended and restated effective on October 25, 2018.

Pursuant to the DRIP following its reactivation, the Company’s stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on shares of the Company’s common stock in additional shares of the Company’s common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time, and will therefore initially be $11.11 per share, based on the Estimated Per-Share NAV of $11.69 as of September 30, 2017 which was published on December 11, 2017.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2018.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Payable	$31,041	$1,621	$14,924	$1,328	$1,389	$68,151	$118,454
Interest Payments [1,2]	1,012	4,011	3,605	3,191	3,130	5,983	20,932

Total Contractual Obligations	$32,053	$5,632	$18,529	$4,519	$4,519	$74,134	$139,386

1)	The non-recourse mortgage associated with the Gulf Coast Industrial Portfolio is due on demand and therefore, no future interest payments on this mortgage are included in these amounts.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.11% as of September 30, 2018) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2018 and December 31, 2017.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.61% as of September 30, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of September 30, 2018 and is included in Notes Payable on the consolidated balance sheets. We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$4,489	$12,202	$16,607	$20,057
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,639	2,738	5,217	8,252
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net	-	-	-	-
Gain on disposal of investment property		(10,483)	(7,137)	(10,483)
Gain on satisfaction of mortgage receivable	-	-	-	(3,216)

FFO	6,128	4,457	14,687	14,610
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Amortization of above or below market leases and liabilities(2)	(35)	(33)	(105)	(97)
Loss on debt extinguishment		-		-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(1,448)	(26)	(1,259)	(83)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	3	18	198	67

MFFO	4,648	4,416	13,521	14,497
Straight-line rent(5)	$13	$12	$125	$(44)
MFFO - IPA recommended format(6)	$4,661	$4,428	$13,646	$14,453

Net income	$4,489	$12,202	$16,607	$20,057
Less: loss attributable to noncontrolling interests	(465)	(392)	(1,108)	(915)
Net income applicable to Company's common shares	$4,024	$11,810	$15,499	$19,142
Net income per common share, basic and diluted	$0.17	$0.47	$0.63	$0.77

FFO	$6,128	$4,457	$14,687	$14,610
Less: FFO attributable to noncontrolling interests	(608)	(404)	(1,503)	(1,296)
FFO attributable to Company's common shares	$5,520	$4,053	$13,184	$13,314
FFO per common share, basic and diluted	$0.23	$0.16	$0.54	$0.53

MFFO - IPA recommended format	$4,661	$4,428	$13,646	$14,453
Less: MFFO attributable to noncontrolling interests	(470)	(411)	(1,391)	(1,289)
MFFO attributable to Company's common shares	$4,191	$4,017	$12,255	$13,164

Weighted average number of common shares outstanding, basic and diluted	24,299	24,931	24,575	24,993

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(313)	$(514)	$(1,266)	$(1,523)
Oakview Plaza - Default interest expenes(b)	-	(273)	-	(991)
Total before allocations to noncontrolling interests	(313)	(787)	(1,266)	(2,514)
Allocations to noncontrolling interests	6	15	25	48
Total after allocations to noncontrolling interests	$(307)	$(772)	$(1,241)	$(2,466)

(a)	Represents the accrual of default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio We accrue interest at the default rate pursuant to the terms of the respective loan agreement.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $4,498 and $4,789 for the three months ended September 30, 2018 and 2017, respectively and $13,498 and $15,630 for the nine months ended September 30, 2018 and 2017, respectively.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2018

FFO attributable to Company’s common shares	$206,210
Distributions paid	$211,524

On October 15, 2018, the distribution for the three-month period ending September 30, 2018 of $4.2 million was paid in cash.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of September 30, 2018, we held various marketable securities with a fair value of approximately $120.2 million, which are available for sale for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of September 30, 2018, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $12.0 million.

The following table shows the contractually scheduled principal maturities of our mortgage debt during the next five years and thereafter as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages Payable	$31,041	1,621	14,924	1,328	1,389	68,151	$118,454

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

The estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$118.5	$116.7	$159.6	$158.6

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the nine months ended September 30, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)