Form 10-K
period 2018-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2019-04-01
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There is no established market for the Registrant’s common shares. As of June 30, 2018, the last business day of the most recently completed second quarter, there were 24.6 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 13, 2018 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.82 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2019, there were 23.4 million shares of common stock held by non-affiliates of the registrant.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. The Lightstone REIT as the general partner, held a 98% interest in the Operating Partnership as of December 31, 2018 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

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

We own and manage a portfolio of commercial and residential properties located throughout the United States. We historically have operated within four operating segments, which are our Retail Segment, Multi-Family Residential Segment, Industrial Segment and Hospitality Segment. However, during 2017 we sold our only remaining consolidated hospitality property and therefore, no longer have a Hospitality Segment as of December 31, 2018. The Unallocated amounts include our investments in real estate companies which are unconsolidated, our other real estate related-investments, and our corporate operations. As of December 31, 2018, on a collective basis, we (i) wholly or majority owned and consolidated the operating results and financial condition of two retail properties containing a total of approximately 0.5 million square feet of gross leasable area (“GLA”), 10 industrial properties containing a total of approximately .5 million square feet of GLA (on February 12, 2019, we disposed of the 10 industrial properties) and one multi-family residential property containing a total of 199 units. All of our properties are located within the United States. As of December 31, 2018, the retail properties, the industrial properties and the multi-family residential property were 83%, 72% and 94% occupied based on a weighted-average basis, respectively.

Acquisition and Dispositions Activity

The following summarizes our acquisition and disposition activities during the years ended December 31, 2018 and 2017:

Acquisition

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) for approximately $2.4 million, excluding closing and other acquisition related costs. The Company intends to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million.

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In connection with the acquisition of the Bowery Land and the Air Rights, we received aggregate proceeds of $32.6 million under the Bowery Mortgage and paid approximately $26.3 million of cash. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $32.6 million and $3.0 million, respectively, as of December 31, 2018.

As of December 31, 2018, the Company has incurred and capitalized to construction in progress an aggregate of $63.3 million related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel.

Dispositions

Gulf Coast Industrial Portfolio

The Company had an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage”) which was in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).

We did not meet certain debt service coverage ratios on the Gulf Coast Industrial Portfolio Mortgage, and as a result, the lender elected to retain the excess cash flow from these properties beginning in July 2011. During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand.

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

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon sales price of $20.7 million (the “San Antonio Assets Disposition”). We simultaneously received an aggregate credit of approximately $20.7 million which we applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the foreclosure of the San Antonio Assets were approximately $13.6 million and $20.7 million, respectively.

Since our performance obligations were met at the closing of the foreclosure sales and we have no continuing involvement with the San Antonio Assets, an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during the second quarter of 2018.

The disposition of the San Antonio Assets did not qualify to be reported as discontinued operations since their disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets were reflected in our results from continuing operations.

On February 12, 2019, we and the current holder (the “Lender”) of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which we assigned our membership interests in the remaining 10 industrial properties of the Gulf Coast Industrial Portfolio located in New Orleans, Louisiana and Baton Rouge, Louisiana (collectively, the “Louisiana Assets”) to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed.

The aggregate carrying value of the assets and liabilities transferred in connection with our assignment of our ownership interests in the Louisiana Assets to the Lender was approximately $37.0 million and $49.6 million, respectively (as of December 31, 2018).

As a result, as of February 7, 2019, we have fully satisfied all of our obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not yet paid for interest (including default interest) and no amounts are due to the Lender. Additionally, we have no continuing involvement with the assets of Gulf Coast Industrial Portfolio.

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

Joint Venture 2017 & 2018 Activity

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel it acquired on November 6, 2017 from an unrelated third party.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2018 and 2017, the carrying value of its investment was $1.3 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

In connection with the Company’s initial public offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit.

In addition, 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) were issued during the years ended December 31, 2008 and 2009 and remain outstanding.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park, a multi-family apartment building located in Queens, New York.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate or develop commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers) and industrial properties. The Company’s real estate investments have been and are expected to continue to be held by us alone or jointly with other parties. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the Southeastern Michigan Multi-Family Properties. We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of a retail power center located in Omaha, Nebraska ( “Oakview Plaza”). Ownership of Oakview Plaza was subsequently transferred to the lender via foreclosure in September 2017.
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties). The four industrial properties in Texas were subsequently sold in a foreclosure sale in the second quarter of 2018 and the Company assigned its membership interests in the remaining 10 industrial properties located in Louisiana to the holder of the non-recourse mortgage indebtedness secured by the properties with an effective date of February 7, 2019.
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.
•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.
•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, LLC (“Mill Run”), which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in Prime Outlets Acquisition Company (“POAC”), which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we acquired an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% ownership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and thereafter referred to as the “DoubleTree – Danvers.” We subsequently sold the DoubleTree - Danvers in September 2017.
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.

•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey. In June 2017, the mortgage loan was paid in full.
•	Gantry Park: In August 2011, we acquired, through the 2nd Street Joint Venture, an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. During the third quarter of 2013, the Second Street Joint Venture completed the development of a multi-family residential project containing 199 units ( “Gantry Park”).
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to the Joint Venture in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively. The Joint Venture subsequently sold its interests in the Baton Rouge Portfolio in July 2017.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015. The Joint Venture subsequently sold its interests in the Arkansas Hotel Portfolio in July 2017.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Lower East Side Moxy Hotel: In December 2018, we acquired three parcels of land located at 147-151 Bowery, New York, New York and certain air rights located at located at 329 Broome Street, New York, New York. The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel.
•	Investments in Related parties: We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets.

The Preferred Investments (dollars in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2018	December 31, 2017	December 31, 2018	2018	2017
40 East End Avenue	8% to 12%	$30,000	$30,000	$-	$3,650	$3,383
30-02 39th Avenue	12%	10,000	10,000	-	1,217	1,253
485 7th Avenue	12%	-	60,000	-	1,095	7,300
East 11th Street	12%	43,000	46,119	-	6,561	4,443
Miami Moxy	12%	17,733	12,195	2,267	1,744	1,269
Total Preferred Investments		$100,733	$158,314	$2,267	$14,267	$17,648

•	365 Bond Street Preferred Investment

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

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Street Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2018, there were no remaining unfunded contributions and the outstanding 30-02 39th Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that were entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain capital transactions. In January 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment. In April 2018, the Company redeemed the remaining $22.5 million of the 485 7th Avenue Preferred Investment.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities that provided for us to make contributions of up to $57.5 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2018, the Company redeemed $14.5 million of the East 11th Street Preferred Investment.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”) whose construction is projected to be completed during the last quarter of 2021. Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

During 2015, the Company formed the Joint Venture with Lightstone II. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel it acquired on November 6, 2017 from an unrelated third party.

Related Party

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors. Our Sponsor is also the Sponsor of (i) Lightstone II, (iii) Lightstone Value Plus Real Estate Investment Trust III, Inc. and (iv) Lightstone Real Estate Income Trust Inc., additionally, on February 10, 2017, an affiliate of our Sponsor became the advisor of (v) Behringer Harvard Opportunity REIT I, Inc (which was subsequently liquidated in August 2018). and (vi) Lightstone Value Plus Real Estate Investment Trust V, Inc. (formerly Behringer Harvard Opportunity REIT II, Inc.), collectively, “Sponsor’s Other Public Programs”, all programs with similar investment objectives as ours.

Acquired properties and development activities may be managed by affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”).

Our Advisor and its affiliates, the Property Manager and Lightstone SLP, LLC are each related parties of the Company. Certain of these entities have received and will continue to receive compensation and fees for services for the investment and management of our assets. These entities received fees during our offering (which was completed on October 10, 2008), and have and will continue to receive fees during its acquisition, operational and liquidation stages. The compensation level during offering stage was based on a percentage of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based on the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and other such fees as outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and

•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have, to date, acquired and/or developed residential, commercial and lodging properties principally, all of which are located in the continental United States and made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our current commercial holdings consist of retail (primarily multi-tenant shopping centers) and industrial properties and our residential property, a multi-family residential complex. We have also acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, we have made certain preferred investments in related parties.

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

Although we are not limited as to the geographic area where we may conduct our operations, we have invested and may continue to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible.

Financing Strategy and Policies

We utilize leverage when acquiring and developing our properties. The number of different properties we acquire are affected by numerous factors, including, the amount of funds available to us. When interest rates on loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a loan for a portion of the purchase price or development costs at a later time. However, we have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2018, our total borrowings represented 44% of net assets.

We have financed our property acquisitions and development activities through a variety of means, including but not limited to individual non-recourse mortgages and through the exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms. We had $150.6 million in outstanding debt obligations as of December 31, 2018.

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

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based upon a share price of $10.00. Through December 31, 2018, we have paid aggregate distributions in the amount of $215.8 million, which includes cash distributions paid to stockholders and common stock issued under our distribution reinvestment program (the “DRIP”).

Total distributions declared during the years ended December 31, 2018 and 2017 were $16.9 million and $17.5 million, respectively.

On March 14, 2019, our we declared the quarterly distribution for the three-month period ended March 31, 2019 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2019.

DRIP

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. The DRIP, which had been suspended since 2015, was reactivated as amended and restated effective on October 25, 2018.

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current estimated net asset value per share of common stock (“NAV per Share”), as determined by our board of directors and reported by us from time to time. On December 13, 2018, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2018, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of December 31, 2018, we had 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2017 we redeemed approximately 3.9 million common shares at an average price per share of $9.41 per share. During 2018, we redeemed approximately 1.1 million common shares or 66% of redemption requests received during the period, at an average price per share of $9.98 per share.

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

Tax Status

We elected to be taxed as a real estate investment trust (a “REIT”), commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2018 and 2017, we had no material uncertain income tax positions and our net operating loss carry forward was $11.5 million, for which we have recorded a full valuation allowance. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and/or develop and also to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There also may be other REITs with asset acquisition objectives similar to ours that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

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

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we operate to offer existing property owners the potential opportunity to contribute their properties to us in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we may have a competitive advantage over certain of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired or developed in the future.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the United States Securities and Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied for the Year Ended December 31, 2018	Annualized Revenues based on rents at December 31, 2018	Annualized Revenues per square foot December 31, 2018
Wholly Owned and Consolidated Real Estate Properties:

Retail:
St. Augustine Outlet Center	St. Augustine, FL	1998	327,862	79.9%	$3.1 million	$11.72
DePaul Plaza	Bridgeton, MO	1985	187,142	89.5%	$2.0 million	$11.90

		Retail Total	515,004	83.4%

Industrial:
7 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	New Orleans, LA	1980-2000	339,700	60.0%	$2.2 million	$10.65
3 Flex/Industrial Buildings within the Gulf Coast Industrial Portfolio	Baton Rouge, LA	1985-1987	182,792	93.5%	$1.1 million	$7.08

		Industrial Total	522,492	71.7%

	Location	Year Built (Range of years built)	Leasable Units	Percentage Occupied for the Year Ended December 31, 2018	Annualized Revenues based on rents at December 31, 2018	Annualized Revenues per unit December 31, 2018
Multi-Family Residential:

Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	199	94.0%	$8.3 million	$44,425

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2019, we had approximately 23.4 million common shares outstanding, held by a total of 6,468 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On October 20, 2017, the Company filed a definitive proxy statement with the SEC pursuant to which it sought stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before October 10, 2018 (the “Charter Amendment”). On December 11, 2017, the stockholders approved the Charter Amendment.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 13, 2018, our board of directors determined and approved our estimated NAV of approximately $289.8 million and resulting estimated NAV per Share of $11.82, after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2018. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

We believe there have been no material changes between September 30, 2018 and the date of this filing to the net values of our assets and liabilities that existed as of September 30, 2018.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2018 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units,. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2018 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2018 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2018, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on 10 of the 21 properties (collectively, the “Stanger Appraised Properties”) in which we held ownership interests as of September 30, 2018. The Stanger Appraised Properties consist of (i) the two properties in our Retail Segment - the St. Augustine Outlet Center and DePaul Plaza; and (ii) eight hospitality properties in which we hold an ownership interest through an unconsolidated joint venture (the “Joint Venture”). The Joint Venture was formed between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, in which we and Lightstone II have 2.5% and 97.5% ownership interests. Stanger also prepared a NAV report (the “September 2018 NAV Report”) which estimates our NAV per Share as of September 30, 2018. The September 2018 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, an appraisal report prepared by another independent third-party valuation firm for Gantry Park ,which represents our Multi-Family Residential Segment, the outstanding principal balance of the non-recourse mortgage indebtedness on the Gulf Coast Industrial Portfolio (10 industrial properties), Stanger’s estimated value of our mortgage notes payable and other debt payable, Stanger’s value opinion with respect to our ownership interest in the Joint Venture and our other investments in related parties, Stanger’s estimate of the allocation of value to the SLP Units, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of September 30, 2018.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2018, as well as the comparable calculations as of September 30, 2017 and 2016, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2018		As of September 30, 2017		As of September 30, 2016
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$167,688	$6.84	$184,386	$7.26	$242,836	$9.41
Non-Real Estate Assets:
Cash and cash equivalents	61,185		126,769		103,514
Investments in related parties	114,806		153,922		148,951
Marketable equity securities	118,575		51,082		51,776
Restricted escrows	9,025		4,159		4,127
Mortgage loans receivable	-		-		4,930
Other assets	1,883		1,534		3,675
Total non-real estate assets	305,474	12.46	337,466	13.29	316,973	12.28
Total Assets	473,162	19.30	521,852	20.55	559,809	21.69
Liabilities:
Mortgage notes payable	(87,536)		(129,434)		(157,074)
Notes payable	(18,625)		(18,598)		(18,625)
Other liabilities	(27,473)		(27,866)		(25,602)
Total liabilities	(133,634)	(5.45)	(175,898)	(6.93)	(201,301)	(7.80)
Non-Controlling Interests	(617)	(0.02)	(616)	(0.02)	(616)	(0.03)
Net Asset Value before Allocations to SLP Units	338,911	$13.83	345,338	$13.60	357,892	$13.86
Allocations to SLP Units	(49,147)	(2.01)	(48,422)	(1.91)	(50,913)	(1.97)
Net Asset Value	$289,764	$11.82	$296,916	$11.69	$306,979	$11.89

Shares of Common Stock Outstanding(1)	24,509		25,393		25,818

Note:

(1)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2018. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2018 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2018 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating our estimated NAV per Share as of September 30, 2018. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated investments in real estate properties (the “Real Estate Properties”). As of September 30, 2018, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of two retail properties containing a total of approximately 0.5 million square feet of retail space (the “Retail Segment”), 10 industrial properties containing a total of approximately 0.5 million square feet of industrial space (the “Industrial Segment”) and one multi-family residential property containing a total of 199 units (the “Multi-family Residential Segment”). As of September 30, 2018, we have a 2.5% ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting, which is included in our “Investments in Related Parties” below.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 10 of the 21 properties in which we held ownership interests as of September 30, 2018. The Stanger Appraised Properties consist of (i) two properties in our Retail Segment – the St. Augustine Outlet Center and DePaul Plaza; and (ii) eight hospitality properties – consisting of our ownership interests in select services hotels, or hospitality properties, owned by the Joint Venture (see “Investments in Related Parties” below). We also engaged another independent third-party valuation firm to provide an appraisal report for Gantry Park, a multi-family apartment building which we majority own and consolidate (our Multi-Family Residential Segment). In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared an appraisal report for Gantry Park, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

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

As of September 30, 2018, our ownership interests in our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) were valued at $167.7 million, including the Gulf Coast Industrial Portfolio, currently comprised of 10 industrial properties located in New Orleans and Baton Rouge, Louisiana, which was valued at $41.2 million, as discussed below.

The following relates to specifically to our valuation of the Gulf Coast Industrial Portfolio for purposes of estimating our NAV and resulting NAV per Share as of September 30, 2018. As a result of not meeting certain debt service coverage ratios on our non-recourse mortgage indebtedness secured by the Gulf Coast Industrial Portfolio, the lender elected to retain the excess cash flow from these properties beginning in July 2011. During the fourth quarter of 2012, the non-recourse mortgage loan was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the non-recourse mortgage loan was in default and although originally due in February 2017 became due on demand.

In addition to the 10 industrial properties located in Louisiana, the Gulf Coast Industrial Portfolio previously included four industrial properties located in San Antonio, Texas (the “San Antonio Assets”). On June 5, 2018, the special servicer completed a partial foreclosure transaction pursuant to which it foreclosed on the “San Antonio Assets. The San Antonio Assets were sold via a foreclosure sale for an aggregate amount of approximately $20.7 million for which the Company received a corresponding credit against the then total outstanding indebtedness, of which $19.6 million and $1.1 million were applied by the Company against the outstanding principal and outstanding accrued interest payable, respectively.

As a result, the remaining outstanding principal of the non-recourse mortgage indebtedness was $30.6 million as of September 30, 2018. The Company accrues default interest expense on the non-recourse mortgage indebtedness pursuant to the terms of its loan agreement.

We believe the total of the outstanding principal balance of the non-recourse mortgage loan, related accrued default interest and other liabilities, all of which we do not fully expect to pay, exceeds the estimated fair value of the remaining underlying collateral plus other assets as of September 30, 2018 and therefore, for valuation purposes, the estimated NAV of the Gulf Coast Industrial Portfolio was deemed to be zero which was accomplished by establishing that the estimated fair value of this portfolio of properties was $41.2 million which equals the total of the outstanding principal balance of its associated mortgage debt of $30.6 million plus the related accrued default interest of $12.5 million less other assets, net of $1.9 million. This mortgage loan is nonrecourse to us and we are not required to fund any operating shortfalls and/or refinancing shortfalls.

Excluding (i) the Gulf Coast Industrial Portfolio and (iii) our ownership interest in the Joint Venture (see “Investments in Related Parties” below), the following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our two retail properties and one our one multi-family residential property, included in our Real Estate Properties as of September 30, 2018:

		Multi-Family
	Retail	Residential
	Segment	Segment
	(2 properties)	(1 property)
Weighted-average:
Exit capitalization rate	9.02%	4.25%
Discount rate	9.77%	5.25%
Annual market rent growth rate	2.03%	2.69%
Annual net operating income growth rate	6.91%	2.43%
Holding period (in years)	10.0	10.0

While we believe that the assumptions made by Stanger and the other independent third party appraisal firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of these two properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of our two retail properties and our one multi-family property (based on our approximately 59.2% ownership interest) included in our Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

		Multi-Family
	Retail	Residential
	Segment	Segment
	(2 properties)	(1 property)	Total
Increase of 25 basis points:
Exit capitalization rate	$(1,738)	$(4,274)	$(6,012)
Discount rate	$(918)	$(1,450)	$(2,368)
Decrease of 25 basis points:
Exit capitalization rate	$1,878	$4,884	$6,762
Discount rate	$941	$1,489	$2,430

As of September 30, 2018, the aggregate estimated value of our interests in the Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below), was approximately $167.7 million and the aggregate cost of our Real Estate Properties was approximately $157.7 million, including $10.0 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties, excluding our ownership interest in the Joint Venture (see “Investments in Related Parties” below) compared to the original acquisition price plus subsequent capital improvements through September 30, 2018, results in an estimated overall increase in the real estate value of 6.3%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in Related Parties: As of September 30, 2018, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

•	We hold a 2.5% non-managing ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting. As of September 30, 2018, the Joint Venture estimated fair value of our ownership interest in the Joint Venture was approximately $1.4 million which approximated our carrying value, based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets.

•	We have entered into agreements with various related party entities pursuant to which we have made aggregate contributions of $113.4 million to affiliates of our Sponsor which are developing certain residential and hospitality projects located in the New York City and Miami metropolitan areas. These contributions are made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at rates ranging from 8% to 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2018, the aggregate estimated value of our Preferred Investments of $113.4 million approximated their carrying values based on market rates for similar instruments.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.18% to 9.97%.

Notes Payable: The estimated value of our notes payable, which consist of our margin loan (no outstanding balance as of September 30, 2018) and revolving line of credit (approximately $18.6 million outstanding as of September 30, 2018), approximates their carrying values because of their short maturities.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, an approximately $49.1 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2018.

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

Dividend Reinvestment Program

Our distribution reinvestment program (“DRIP”) provides our shareholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our shareholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. Under our distribution reinvestment program, a shareholder may acquire, from time to time, additional shares of our common stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

The DRIP had been suspended since 2015 until our DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act of 1933 on October 25, 2018. As of December 31, 2018, 10.0 million shares remain available for issuance under our DRIP.

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Company’s board of directors and reported by the Company from time to time. On December 13, 2018, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2018, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of December 31, 2018, we had 10.0 million shares available for issuance under our DRIP.

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

Originally, the prices at which stockholders who held shares for the required one-year period could sell shares back to us was the lesser of (i) the share price as determined by our Board of Directors or (ii) the purchase price per share if purchased at a reduced price.

On May 10, 2018, the Board of Directors amended the share repurchase program to (i) change to the price for all purchases under our share repurchase program from $10.00 per share to 92% of the NAV per Share (previously the purchase price was $10.00 per share) and (ii) increase the number of shares repurchased during any calendar year from two (2.0%) of the weighted average number of shares outstanding during the prior calendar year to five (5.0%) of the weighted average number of shares outstanding during the previous twelve months.

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

From our inception through December 31, 2017 we redeemed approximately 3.9 million common shares at an average price per share of $9.41 per share. During 2018, we redeemed approximately 1.1 million common shares or 66% of redemption requests received during the period, at an average price per share of $9.98 per share.

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

Distributions Declared by our Board of Directors and Source of Distributions

Beginning February 1, 2006, our Board of Directors declared quarterly distributions in the amount of $0.0019178 per share per day payable to stockholders of record at the close of business each day during the applicable period. The annualized rate declared was equal to 7%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period (the “Annualized Rate”). Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Rate, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2018, we have paid aggregate distribution in the amount of $215.8 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total dividends declared during the years ended December 31, 2018 and 2017 were $16.9 million and $17.5 million, respectively.

On March 14, 2019, we declared the quarterly distribution for the three-month period ended March 31, 2019 in the amount of $0.0019178 per share per day payable to stockholders of record on the close of business on the last day of the quarter, which is payable on or about April 15, 2019.

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

Overview

The Lightstone REIT, (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial, residential and hospitality properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. As of December 31, 2018, our commercial holdings consisted of retail (two multi-tenant shopping centers), our residential property, which is a ‘‘Class A’’ multi-family complex and, as disclosed in further detail below in “Acquisitions and Dispositions Activity,” our 10 industrial properties which were disposed of on February 7, 2019. The Company’s real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

We elected to be taxed as a real estate investment trust (a “REIT”), commencing with the taxable year ended December 31, 2005. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2018, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we may still be subject to U.S. federal and state income and franchise taxes from these activities.

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

Acquisition and Dispositions Activity

The following summarizes our acquisition and disposition activities during the years ended December 31, 2018 and 2017:

Acquisition

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three parcels of land located at 147-151 Bowery, New York, New York (, the “Bowery Land”) for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million.

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In connection with the acquisition of the Bowery Land and the Air Rights, we received aggregate proceeds of $32.6 million under the Bowery Mortgage and paid approximately $26.3 million of cash. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $32.6 million and $3.0 million, respectively, as of December 31, 2018.

As of December 31, 2018, we have incurred and capitalized to construction in progress an aggregate of $63.3 million related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel.

Gulf Coast Industrial Portfolio

We did not meet certain debt service coverage ratios on the non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage”), secured by a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), and as a result, the lender elected to retain the excess cash flow from these properties beginning in July 2011. During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand.

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

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon sales price of $20.7 million (the “San Antonio Assets Disposition”). We simultaneously received an aggregate credit of approximately $20.7 million which it applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

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

The disposition of San Antonio Assets did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets are reflected in our results from continuing operations for all periods presented through their respective date of disposition.

On February 12, 2019, we and the current holder (the “Lender) of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which we assigned our membership interests in the remaining 10 industrial properties of the Gulf Coast Industrial Portfolio located in New Orleans, Louisiana and Baton Rouge, Louisiana (collectively, the “Louisiana Assets”) to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed.

The aggregate carrying value of the assets and liabilities transferred in connection with our assignment of our ownership interests in the Louisiana Assets to the Lender was approximately $37.0 million and $49.6 million, respectively (as of December 31, 2018).

As a result, we have fully satisfied all of our obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not yet paid for interest (including default interest) and no amounts are due to the Lender. Additionally, we have no continuing involvement with the assets of Gulf Coast Industrial Portfolio.

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

Oakview Plaza

The mortgage indebtedness (the “Oakview Plaza Mortgage”) secured by a retail power center (“Oakview Plaza” located in Omaha, Nebraska matured in January 2017 and was not repaid which constituted a maturity default. The Oakview Plaza Mortgage was subsequently transferred to a special servicer and on September 15, 2017, ownership of Oakview Plaza was transferred to the lender via foreclosure (the “Oakview Plaza Foreclosure”). The carrying value of the assets transferred and the liabilities extinguished in connection with the Oakview Plaza Foreclosure both approximated $27.0 million. The balance of the Oakview Plaza Mortgage as of the date of foreclosure was $25.6 million and the associated accrued default interest was $1.0 million. The disposition of Oakview Plaza did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Oakview Plaza are reflected in our results from continuing operations for all periods presented through its date of disposition.

Joint Venture 2017 & 2018 activity

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

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2018 and 2017, the carrying value of our investment was $1.3 million and $1.5 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate or develop commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers) and industrial properties. Our real estate investments have been and are expected to continue to be held by us alone or jointly with other parties. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	St. Augustine Outlet Center: In March 2006, we completed the acquisition of an outlet center located in St. Augustine, Florida (the “St. Augustine Outlet Center”). In 2007, we purchased an adjacent 8.5-acre parcel of undeveloped land, including certain development rights, and used a portion of it to expand the St. Augustine Center, which was completed during 2008.
•	Southeastern Michigan Multi-Family Properties: In June 2006 we completed the acquisition of the four apartment communities located in Southeast Michigan (the “Southeastern Michigan Multi-Family Properties”). We subsequently sold three and the remaining one multi-family apartment communities contained in the Southeastern Michigan Multi-Family Properties in May 2016 and July 2016, respectively.
•	Oakview Plaza: In December 2006, we completed the acquisition of Oakview Plaza. Ownership of Oakview Plaza was subsequently transferred to the lender via foreclosure in September 2017.
•	1407 Broadway: In January 2007, we acquired a 49.0% ownership investment in 1407 Broadway Mezz II, LLC (“1407 Broadway”), which had a sub-leasehold interest (the “Sub-Leasehold Interest”) in a ground lease to an office building located at 1407 Broadway Street in New York, New York. 1407 Broadway subsequently sold the Sub-Leasehold Interest in April 2015.
•	Gulf Coast Industrial Portfolio: In February 2007, we purchased a portfolio of industrial properties (collectively, the” Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties). The four industrial properties in Texas were subsequently sold in a foreclosure sale in the second quarter of 2018 and we assigned our membership interests in the remaining 10 industrial properties located in Louisiana to the current holder of the non-recourse mortgage indebtedness secured by the properties with an effective date of February 7, 2019.
•	Brazos Crossing: In June 2007, we purchased a land parcel in Lake Jackson, Texas, on which we subsequently completed the development of Brazos Crossing during the first quarter of 2008. We subsequently sold Brazos Crossing in July 2012.
•	Camden Multi-Family Properties: In November 2007, we purchased the Camden Multi-Family Properties initially consisting of five apartment communities located in Tampa, Florida (one property), Charlotte, North Carolina (two properties) and Greensboro, North Carolina (two properties). In 2010, we subsequently disposed of three of the apartment communities (one located in Tampa, Florida, one located in Charlotte, North Carolina and one located in Greensboro, North Carolina) through foreclosure transactions. In September 2014 we sold the remaining two apartment communities.

•	Houston Extended Stay Hotels: In October 2007, we purchased two Extended Stay Hotels located in Houston, Texas (the “Houston Extended Stay Hotels”), which we subsequently sold in December 2013.
•	Sarasota: In November 2007, we purchased Sarasota, which we subsequently sold in July 2014.
•	Park Avenue: In April 2008, we made a contribution in exchange for membership interests in a wholly owned subsidiary of Park Avenue Funding, LLC, an affiliated real estate lending company (“Park Avenue”). During 2010, we received our final redemption payments from Park Avenue and no longer have any investment in Park Avenue.
•	Mill Run: In March 2008, we acquired a 22.54% ownership interest in Mill Run, LLC (“Mill Run”), which owned two retail properties located in Orlando, Florida, and in August 2009, we acquired an additional 14.26% ownership interest in Mill Run. We disposed of all of our ownership interests in Mill Run in August 2010.
•	POAC: In March 2009, we acquired a 25.0% ownership interest in Prime Outlets Acquisition Company (“POAC”), which owned a portfolio of 18 retail outlet malls located throughout the Unites States, Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”). In August 2009, we acquired an additional 15.0% ownership interest in POAC. We disposed of all of our ownership interests in POAC, excluding GPH and LVH, in August 2010. We subsequently disposed of 50.0% of our ownership interests in both GPH and LVH in December 2011 and our remaining 50.0% ownership interests in both GPH and LVH in December 2012.
•	Everson Pointe: In December 2010, we acquired a retail shopping center located in Snellville, Georgia (“Everson Pointe”), which we subsequently sold in December 2013.
•	DoubleTree - Danvers: In March 2011, we acquired an 80.0% ownership interest in a hotel and water park (the “CP Boston Property”) located in Danvers, Massachusetts, and in February 2012, we acquired the remaining 20.0% ownership interest. During 2012, the CP Boston Property was rebranded to a DoubleTree Suites by Hilton and thereafter referred to as the “DoubleTree – Danvers.” We subsequently sold the DoubleTree - Danvers in September 2017.
•	Rego Park Joint Venture: In April 2011, we acquired, through a joint venture partnership (the “Rego Park Joint Venture”), a 90.0% ownership interest in a second mortgage loan secured by a residential apartment complex located in Queens, New York. In June 2013, all amounts due under the mortgage loan owned by the Rego Park Joint Venture were paid in full and subsequently distributed to its members.
•	Mortgage Loan Receivable: In June 2011, we acquired a mortgage loan secured by a Holiday Inn Express hotel located in East Brunswick, New Jersey. In June 2017, the mortgage loan was paid in full.
•	Gantry Park: In August 2011, we acquired, through a joint venture partnership (the “2nd Street Joint Venture”), an initial 75.0% ownership interest in a fee interest in land located at 50-01 2nd Street in Long Island City, Queens, New York. During the third quarter of 2012, we put approximately 15.8% of our membership interest in the 2nd Street Joint Venture back to our Sponsor and other related parties and as a result, now have an approximately 59.2% membership interest in the 2nd Street Joint Venture. During the third quarter of 2013, the Second Street Joint Venture completed the development of a multi-family residential project containing 199 units ( “Gantry Park”).
•	Crowe’s Crossing: In October 2011, we acquired Crowe’s Crossing, which we subsequently sold in January 2014.
•	Courtyard – Parsippany: In October 2011, we acquired a mortgage loan secured by a Courtyard by Marriott hotel located in Parsippany, New Jersey (the “Courtyard – Parsippany”). We subsequently took title to the Courtyard - Parsippany through a restructuring of the mortgage loan in July 2012. We contributed our interest in the Courtyard – Parsippany to a joint venture between us and Lightstone II (the “Joint Venture”) in February 2015.
•	DePaul Plaza: In November 2011, we acquired a retail center located in Bridgeton, Missouri (“DePaul Plaza”)
•	The Hotel Portfolio: In December 2012, we acquired a portfolio comprised of three hotels, consisting of two hotels located in West Des Moines, Iowa (the “Fairfield Inn - Des Moines” and the “SpringHill Suites - Des Moines”) and one hotel located in Willoughby, Ohio (the “Courtyard - Willoughby” and collectively, the “Hotel Portfolio”). We subsequently contributed our interests in the Hotel Portfolio to the Joint Venture in January 2015.
•	Holiday Inn Express – Auburn: In January 2013, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama. We subsequently contributed our interest in Holiday Inn Express - Auburn to the Joint Venture in June 2015.
•	Baton Rouge Hotel Portfolio: In May 2013, we acquired a portfolio comprised of two hotels located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge” and the “Residence Inn - Baton Rouge”, collectively the “Baton Rouge Hotel Portfolio”). We subsequently contributed our interests in the Courtyard - Baton Rouge and the Residence Inn – Baton Rouge to the Joint Venture in February 2015 and June 2015, respectively. The Joint Venture subsequently sold its interests in the Baton Rouge Portfolio in July 2017.
•	Arkansas Hotel Portfolio: In June 2013, we acquired a portfolio comprised of two hotels located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro) and Rogers, Arkansas (the “Aloft – Rogers”, collectively, the “Arkansas Hotel Portfolio”). We subsequently contributed our interests in the Arkansas Hotel Portfolio to the Joint Venture in June 2015. The Joint Venture subsequently sold its interests in the Arkansas Hotel Portfolio in July 2017.
•	Florida Hotel Portfolio: In August 2013, we acquired a portfolio comprised of two hotels located in Miami, Florida (the “Hampton Inn - Miami”) and Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, collectively the “Florida Hotel Portfolio”). We subsequently contributed our interests in the Florida Hotel Portfolio to the Joint Venture in January 2015.
•	Lower East Side Moxy Hotel: In December 2018, we acquired three parcels of land located at 147-151 Bowery, New York, New York and certain air rights located at located at 329 Broome Street, New York, New York. The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel.

•	Investments in Related parties: We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions.

The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets.

The Preferred Investments (dollars in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2018	December 31, 2017	December 31, 2018	2018	2017
40 East End Avenue	8% to 12%	$30,000	$30,000	$-	$3,650	$3,383
30-02 39th Avenue	12%	10,000	10,000	-	1,217	1,253
485 7th Avenue	12%	-	60,000	-	1,095	7,300
East 11th Street	12%	43,000	46,119	-	6,561	4,443
Miami Moxy	12%	17,733	12,195	2,267	1,744	1,269
Total Preferred Investments		$100,733	$158,314	$2,267	$14,267	$17,648

•	365 Bond Street Preferred Investment

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

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between and affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022.

•	30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Street Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2018, there were no remaining unfunded contributions and the outstanding 30-02 39th Street Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

•	485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that were entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable upon the occurrence of certain capital transactions. In January 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment. In April 2018, the Company redeemed the remaining $22.5 million of the 485 7th Avenue Preferred Investment.

•	East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities that provided for us to make contributions of up to $40.0 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2018, the Company redeemed $14.5 million of the East 11th Street Preferred Investment.

•	Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns parcels of landlocated at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

During 2015, the Company formed the Joint Venture with Lightstone II. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party and as a result, holds ownership interests in the seven remaining hotels as well as an additional hotel it acquired on November 6, 2017 from an unrelated third party.

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

Revenue Recognition and Valuation of Related Receivables

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

Investments in Real Estate

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

Accounting for Acquisitions of Investment Property

The cost of the acquisition in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities on the basis of their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties that meet the definition of a business, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we evaluate the existence of goodwill or a gain from a bargain purchase and allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

Real Estate-Related Debt Investments

We intend to hold our real estate-related debt investments until maturity and accordingly, they are carried at cost, net of any unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a reserve, if deemed appropriate, which approximates fair value.

Investment income will be recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations. The amortization of any premium or accretion of any discount is discontinued if such debt investment is reclassified to held for sale.

Impairment on Real Estate-Related Debt Investments

Real estate-related debt investments are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of our real estate-related debt investments and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

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

Income Taxes

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2018 and 2017, we had no material uncertain income tax positions and our net operating loss carry forward was $11.5 million. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we may still be subject to U.S. federal and state income and franchise taxes from these activities.

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

The dispositions of the San Antonio Assets (previously included in our Gulf Coast Industrial Portfolio), the DoubleTree – Danvers, and Oakview Plaza did not qualify to be reported as discontinued operations since none of the dispositions represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets, the DoubleTree – Danvers, and Oakview Plaza are reflected in our results from continuing operations for all periods presented through their respective dates of disposition. The operating results of the industrial buildings contained in the Gulf Coast Industrial Portfolio – San Antonio Assets were included in our Industrial Segment, the DoubleTree – Danvers in our Hospitality Segment and Oakview in our Retail Segment, through their respective dates of disposition.

For the Year Ended December 31, 2018 vs. December 31, 2017

Consolidated

Revenues

Our revenues are comprised of rental income, tenant recovery income and other service income. Total revenues decreased by approximately $19.9 million to $21.2 million for the year ended December 31, 2018 compared to $41.1 million for the same period in 2017. See “Segment Results of Operations for the Year ended December 31, 2018 compared to December 31, 2017” for additional information on revenues by segment.

Property operating expenses

Property operating expenses decreased by approximately $13.6 million to $6.8 million for the year ended December 31, 2018 compared to $20.4 million for the same period in 2017. This decrease is primarily attributable to lower expenses in our Hospitality Segment as a result of the disposition of the DoubleTree – Danvers and to a lesser extent the San Antonio Assets and Oakview Plaza.

Real estate taxes

Real estate taxes expense decreased by approximately $0.7 million to $1.8 million for the year ended December 31, 2018 compared to $2.5 million for the same period in 2017.  This decrease is primarily attributable to lower expenses resulting from the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

General and administrative expenses

General and administrative expenses decreased by approximately $3.5 million to $4.3 million for the year ended December 31, 2018 compared to $7.8 million for the same period in 2017 principally due to a decrease in professional fees and to a lesser extent lower asset management fees as a result of the dispositions of the DoubleTree – Danvers, the San Antonio Assets and Oakview Plaza.

Depreciation and amortization

Depreciation and amortization expense decreased by approximately $3.1 million to $6.9 million for the year ended December 31, 2018 compared to $10.0 million for the same period in 2017.  This decrease is primarily attributable to lower expense resulting from the dispositions of the DoubleTree – Danvers, Oakview Plaza and the San Antonio Assets.

Gain on disposition of real estate

During the year ended December 31, 2018 we recognized a second quarter gain on disposition of real estate of approximately $7.1 million related to the foreclosure sale of the San Antonio Assets. During the year ended December 31, 2017 we recognized a third quarter gain on disposition of real estate of approximately $10.5 million related to the sale of the DoubleTree – Danvers.

Interest and dividend income

Interest and dividend income decreased by approximately $2.0 million to $18.9 million for the year ended December 31, 2018 compared to $20.9 million for the same period in 2017. The decrease reflects lower investment income of $3.4 million primarily as a result of the redemption of certain Preferred Investments partially offset by higher interest and dividend income from our investments in marketable securities of $1.4 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $4.1 million to $9.5 million for the year ended December 31, 2018 compared to $13.6 million for the same period in 2017. This decrease primarily reflects lower interest expense resulting from reductions in mortgage indebtedness in connection with the dispositions of the San Antonio Assets and Oakview Plaza and the repayment in full of the mortgage loan collateralized by the St. Augustine Outlet Center.

Unrealized loss on marketable equity securities

During the year ended December 31, 2018, we recorded an unrealized loss on marketable equity securities of $0.8 million which represents the change in the fair value of our marketable equity securities during the year ended December 31, 2018. No unrealized loss on marketable equity securities was recorded for the 2017 period as these amounts were previously recorded as a component of other comprehensive income prior to our adoption, on January 1, 2018, of guidance issued by the Financial Accounting Standards Board that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.

Gain on satisfaction of mortgage receivable

During the second quarter of 2017 we recognized a gain on satisfaction of mortgage receivable of approximately $3.2 million related to the repayment in full of our mortgage receivable collateralized by a Holiday Inn Express located in East Brunswick, New Jersey which we acquired at a discount in 2011.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor and (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Segment Results of Operations for the Year Ended December 31, 2018 compared to December 31, 2017

Retail Segment - Our Retail Segment includes the operating results of the St. Augustine Outlet Center and DePaul Plaza during the 2018 and 2017 periods and Oakview Plaza during the 2017 period through September 2017. Ownership of Oakview Plaza was transferred to the lender via foreclosure in September 2017.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$7,434	$9,896	$(2,462)	-24.9%
NOI	3,216	4,732	(1,516)	-32.0%
Average Occupancy Rate for period	74.5%	84.5%		-10.0%

The following table represents lease expirations for our Retail Segment as of December 31, 2018:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2019	15	64,704	818,219	17.2%	18.2%
2020	13	65,248	1,025,185	17.3%	22.9%
2021	8	46,265	545,830	12.3%	12.2%
2022	4	14,318	270,853	3.8%	6.0%
2023	2	30,700	570,621	8.1%	12.7%
2024	1	1,163	54,977	0.3%	1.2%
2025	4	15,517	274,032	4.1%	6.1%
2026	2	28,687	56,382	7.6%	1.3%
2027	-	-	-	-	-
2028	1	7,959	123,365	2.1%	2.8%
Thereafter	1	102,420	745,000	27.2%	16.6%
	51	376,981	4,484,464	100.0%	100.0%

As of December 31, 2018, we had three tenants, Kohl’s Inc., Saks & Company and H& M Hennes & Mauritz L.P., each with one store, representing approximately 19.9%, 5.4% and 5.1%, respectively, of the total GLA in our Retail Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Retail Segment.

Revenues and NOI decreased by approximately $1.9 million and $1.2 million, respectively, for the year ended December 31, 2018 compared to the same period in 2017 as a result of the disposition of Oakview Plaza. Revenues and NOI decreased by approximately $0.6 million and $0.3 million, respectively, for the year ended December 31, 2018 compared to the same period in 2017 for our remaining retail properties primarily as a result of the lower average occupancy rate during the 2018 period.

Multi-Family Residential Segment - Our Multi-Family Residential Segment includes the operating results of Gantry Park during the 2018 and 2017 periods.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$8,834	$8,585	$249	2.9%
NOI	6,733	6,546	187	2.9%
Average Occupancy Rate for period	88.4%	96.8%		-8.4%

Revenues and NOI increased for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of higher average annual revenue per unit during 2018 for Gantry Park, our only multi-family residential property.

Industrial Segment – Our Industrial Segment includes the operating results of the Gulf Coast Industrial Portfolio during the 2018 and 2017 periods. Our San Antonio Assets, four of the 14 industrial properties included in the Gulf Coast Industrial Portfolio, were sold at foreclosure sale on June 5, 2018. We transferred ownership of our Louisiana Assets, the remaining 10 industrial properties included in the Gulf Coast Industrial Portfolio, to the lender effective February 7, 2019.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2018	2017	$	%

Revenues	$4,979	$6,433	$(1,454)	-22.6%
NOI	2,663	3,390	(727)	-21.4%
Average Occupancy Rate for period	65.1%	72.4%		-7.3%

The following table represents lease expirations for our Industrial Segment as of December 31, 2018:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent
2019	7	24,407	215,837	6.5%	6.4%
2020	10	110,723	1,238,929	29.5%	36.7%
2021	8	43,962	339,390	11.7%	10.0%
2022	7	62,046	519,958	16.6%	15.4%
2023	8	133,590	1,066,370	35.7%	31.5%
Thereafter	-	-	-	-	-
	40	374,728	3,380,484	100.0%	100.0%

As of December 31, 2018, we had two tenants, Carrier Enterprise, LLC and PSS World Medical, Inc., representing approximately 17.0% and 7.8%, respectively, of the total GLA in our Industrial Segment. Additionally, as of that date, we did not have any other tenants whose GLA was 5% or more of the total GLA in our Industrial Segment.

Revenues and NOI decreased by approximately $1.6 million and $0.9 million, respectively, for the year ended December 31, 2018 compared to the same period in 2017 as a result of the disposition of the San Antonio Assets on June 5, 2018. Revenues and NOI increased by approximately $0.1 million and $0.2 million, respectively, for the year ended December 31, 2018 compared to the same period in 2017 for our Louisiana Assets.

Hospitality Segment - Our Hospitality Segment includes the operating results of the DoubleTree – Danvers during the 2017 period through September 2017. The DoubleTree - Danvers was sold in September 2017.

	For the Years Ended December 31,		Variance Increase/(Decrease)
	2018	2017	$

Revenues	$-	$16,164	$(16,164)
NOI	-	3,036	(3,036)
Average Occupancy Rate for period	-	70.2%
Rev PAR	$-	$92.12	$(92.12)

On September 7, 2017, the Company disposed of the DoubleTree – Danvers, which was its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental revenue, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, routine capital expenditures and distributions, if any, necessary to maintain our status as a REIT.

We expect to meet our other short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and the funding of the remaining contributions for our investments in related parties (Preferred Investments) of up to $2.3 million as of December 31, 2018, generally through a combination of working capital, redemptions of our Preferred Investments (including the February 11, 2019, redemption in full of our entire 30-02 39th Street Preferred Investment of $ 10.0 million), the remaining availability on the Bowery Mortgage ($3.0 million as of December 31, 2018) and new borrowings. As of December 31, 2018, we had approximately $35.6 million of cash and cash equivalents and $106.9 million of marketable securities and other investments. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

As of December 31, 2018, we have $150.6 million of outstanding mortgage debt. Our outstanding mortgage debt includes non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage”), secured by the Gulf Coast Industrial Portfolio, of $30.6 million that was in default and due on demand (see “Contractual Obligations” for additional information). On February 12, 2019, we and the current holder (the “Lender) of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which we assigned our membership interests in the remaining 10 industrial properties of the Gulf Coast Industrial Portfolio located in New Orleans, Louisiana and Baton Rouge, Louisiana (collectively, the “Louisiana Assets”) to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed.

We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2018, our total borrowings represented 44% of net assets.

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

Any future properties that we may acquire or develop may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our commercial assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so.

In addition to meeting working capital needs and distributions, if any, made to our stockholders in order to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and our Property Manager, including payments related to asset acquisition fees and asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Year Ended
	December 31, 2018	December 31, 2017

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,618	$-
Asset management fees (general and administrative costs)	1,680	2,170
Property management fees (property operating expenses)	548	730
Development fees and leasing commissions*	309	687
Total	$4,155	$3,587

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2018, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2018, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash flows provided by operating activities	$20,621	$20,772
Cash flows (used in)/provided by investing activities	(59,407)	14,437
Cash flows used in financing activities	(40,577)	(24,347)
Net change in cash, cash equivalents and restricted cash	(79,363)	10,862
Cash , cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash, cash equivalents and restricted cash, end of period	$39,856	$119,219

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as distributions received from related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and distributions, if approved by our Board of Directors.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, including our investments in related parties, (vii) debt service and (viii) distributions, if any, to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) the issuance of equity and/or debt securities and (iv) the placement of mortgage and other loans.

Operating activities

Net cash flows provided by operating activities of $20.6 million for the year ended December 31, 2018 consists of the following:

•	cash inflows of approximately $18.5 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash inflows of approximately $2.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $59.4 million for the year ended December 31, 2018 consists primarily of the following:

•	purchases of investment property of approximately $64.6 million;

•	net proceeds from preferred investments in related parties of $57.6 million; and

•	net purchases of marketable securities and short term investments of $52.6 million

Financing activities

The net cash used by financing activities of approximately $40.6 million for the year ended December 31, 2018 is primarily related to the following:

•	distributions to our common shareholders of $17.2 million;

•	redemptions and cancellation of common stock of $11.4 million;

•	aggregate distributions to our noncontrolling interests of $3.4 million; and

•	net payments on debt of $8.4 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million.

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In connection with the acquisition of the Bowery Land and the Air Rights, we received aggregate proceeds of $32.6 million under the Bowery Mortgage and paid approximately $26.3 million of cash. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $32.6 million and $3.0 million, respectively, as of December 31, 2018.

As of December 31, 2018, we incurred and capitalized to construction in progress an aggregate of $63.3 million related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel.

Exterior Street Land

On February 27, 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”) for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. We currently expect to develop and construct a multi-family residential property on the Exterior Street Land.

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) scheduled to mature on April 9, 2020, with two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and bears interest at 4.50% through its maturity. The Exterior Street Mortgage is collateralized by the Exterior Street Land.

We believe our capital resources are sufficient to fund our expected development activities related to the Lower East Side Moxy Hotel and the Exterior Land for the next twelve months. However, we ultimately expect to finance a substantial portion of our development costs through construction loans. There can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2018.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$32,263	$47,491	$1,328	$1,389	$1,454	$66,697	$150,622
Interest Payments [1,2]	6,264	5,883	3,191	3,130	3,065	2,917	24,450

Total Contractual Obligations	$38,527	$53,374	$4,519	$4,519	$4,519	$69,614	$175,072

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2018 was used.

2)	The non-recourse Gulf Coast Industrial Portfolio Mortgage (outstanding principal balance of $30.6 million as of December 31, 2018) was in default and due on demand and therefore no future interest payments on this debt are included in these amounts (See below).

We have access to a margin loan and line of credit from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan and line of credit had no amounts outstanding as of December 31, 2018.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage.

We are currently in compliance with all of our financial debt covenants except as discussed below.

We did not meet certain debt service coverage ratios on the non-recourse mortgage indebtedness (the “Gulf Coast Industrial Portfolio Mortgage”), secured by a portfolio of industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties), and as a result, the lender elected to retain the excess cash flow from these properties beginning in July 2011. During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified us that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand.

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

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon sales price of $20.7 million (the “San Antonio Assets Disposition”). We simultaneously received an aggregate credit of approximately $20.7 million which we applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the foreclosure of the San Antonio Assets were approximately $13.6 million and $20.7 million, respectively.

Since our performance obligations were met at the closing of the foreclosure sales and we have no continuing involvement with the San Antonio Assets, an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during the second quarter of 2018.

The San Antonio Assets did not qualify to be reported as discontinued operations since their disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the San Antonio Assets were reflected in our results from continuing operations.

On February 12, 2019, we and the current holder (the “Lender”) of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which we assigned our membership interests in the Louisiana Assets to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed.

The aggregate carrying value of the assets and liabilities transferred in connection with our assignment of our ownership interests in the Louisiana Assets to the Lender was approximately $37.0 million and $49.6 million, respectively (as of December 31, 2018).

As a result, as of February 7, 2019, we have fully satisfied all of our obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not yet paid for interest (including default interest) and no amounts are due to the Lender. Additionally, we have no continuing involvement with the assets of Gulf Coast Industrial Portfolio.

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

Default interest expense related to the Gulf Coast Industrial Portfolio Mortgage of $1.6 million was accrued during year ended December 31, 2018 and default interest expense related to both the Gulf Coast Industrial Portfolio Mortgage and the Oakview Plaza Mortgage of $3.0 million was accrued during the year ended December 31, 2017. Cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $12.8 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

	For the Years Ended
	December 31, 2018	December 31, 2017
Net income	$17,072	$21,280
FFO adjustments:
Depreciation and amortization	6,872	10,014
Adjustments to equity in earnings from unconsolidated entities, net
Gain on disposal of investment property	(7,137)	(10,483)
Gain on satisfaction of mortgage receivable	-	(3,216)

FFO	16,807	17,595
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	22	-
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(141)	(132)
Mark to market adjustments (3)	752	(185)
Non-recurring losses from extinguishment/sale of debt, derivatives or securities holdings(4)	117	-
Loss on sale of marketable securities	476	70

MFFO	18,033	17,348
Straight-line rent (5)	116	(46)
MFFO - IPA recommended format (6)	$18,149	$17,302

Net income	$17,072	$21,280
Less: income attributable to noncontrolling interests	(1,178)	(1,097)
Net income applicable to Company's common shares	$15,894	$20,183
Net income per common share, basic and diluted	$0.65	$0.81

FFO	$16,807	$17,595
Less: FFO attributable to noncontrolling interests	(1,771)	(1,675)
FFO attributable to Company's common shares	$15,036	$15,920
FFO per common share, basic and diluted	$0.62	$0.64

MFFO - IPA recommended format	$18,149	$17,302
Less: MFFO attributable to noncontrolling interests	(1,782)	(1,662)
MFFO attributable to Company's common shares	$16,367	$15,640

Weighted average number of common shares outstanding, basic and diluted	24,371	24,961

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Our MFFO results include certain unusual items as set forth in the table below. We believe it is helpful to our investors in understanding our operating results to both highlight them and present adjusted MFFO excluding their impact (as shown below).

	For the Year Ended December 31,
	2018	2017
Gulf Coast Industrial Portfolio - Default interest expense(a)	$(1,580)	$(2,036)
Oakview Plaza - Default interest expenes(b)	-	(991)
Total before allocations to noncontrolling interests	(1,580)	(3,027)
Allocations to noncontrolling interests	31	58
Total after allocations to noncontrolling interests	$(1,549)	$(2,969)

(a)	Represents default interest expense on our non-recourse mortgage loan collateralized by our Gulf Coast Industrial Portfolio. Although the lender is currently not charging us or being paid interest at the stated default rate, we have accrued interest at the default rate pursuant to the terms of the loan agreement. Additionally, we are engaged in discussions with the lender to restructure the non-recourse mortgage loan and do not expect to pay the default interest.
(b)	Represents the accrual of default interest expense on our non-recourse mortgage loan secured by Oakview Plaza. The Oakview Plaza Mortgage Loan matured in January 2017 and was not repaid which constituted a maturity default. In connection with the Oakview Plaza Foreclosure which occurred on September 15, 2017, approximately $1.0 million of accrued default interest was extinguished.

Excluding the impact of these unusual items from our MFFO, after taking into consideration allocations to noncontrolling interests, our adjusted MFFO would have been $16.6 million and $18.9 million for the years ended December 31, 2018 and 2017, respectively.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2018

FFO	$208,062
Distributions Paid	$215,765

For the year ended December 31, 2018, we paid cash distributions of $17.2 million. FFO attributable to Company's common shares for the year ended December 31, 2018 was $15.0 million and cash flow from operations was $20.6 million. For the year ended December 31, 2017, we paid cash distributions of $17.5 million. FFO attributable to Company's common shares for the year ended December 31, 2017 was $15.9 million and cash flow from operations was $20.8 million.

Lightstone SLP, LLC and SLP Units

Lightstone SLP, LLC, an affiliate of our Sponsor, has purchased SLP units in the Operating Partnership. These SLP units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

Since inception through December 31, 2018, cumulative SLP Unit distributions declared were $23.4 million, of which $22.9 million have been paid. Such distributions, paid current at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2018, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return. (See Note 12 of the notes to consolidated financial statements for further information related to the SLP Units)

The initial and subsequent stockholder return thresholds are measured purely based on distributions. The initial and subsequent return thresholds are not based on any measure of the Company’s performance or changes in NAV. Subsequent distributions to the SLP units are not limited to any specific measure of available cash; however, SLP units will receive no distributions until after stockholders receive a 7% cumulative return calculated purely based on distributions. The source of the distributions to the SLP units has been from operating cash flow, issuance of shares under our DRIP and excess cash other than operating cash flow.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for marketable equity securities in 2018 due to the adoption of Accounting Standards Update 2016-01.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the United States Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Iselin, New Jersey

April 1, 2019

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017

Assets

Net investment property	$223,172	$178,501
Investments in related parties	102,008	159,792
Cash and cash equivalents	35,565	116,434
Marketable securities and other investments	106,949	57,944
Restricted escrows	4,291	2,785
Prepaid expenses and other assets	4,224	4,218
Total Assets	$476,209	$519,674

Liabilities and Stockholders' Equity
Mortgages payable, net	$149,043	$157,927
Notes payable	-	18,602
Accounts payable, accrued expenses and other liabilities	22,093	20,693
Due to related parties	432	496
Tenant allowances and deposits payable	1,128	1,483
Distributions payable	4,134	4,387
Deferred rental income	1,138	716
Total Liabilities	177,968	204,304

Commitments and contingencies (See Note 15)

Stockholders' equity:
Company's Stockholders Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 23,708 and 24,847 shares issued and outstanding, respectively	237	248
Additional paid-in-capital	184,469	194,497
Accumulated other comprehensive (loss)/income	(2,251)	15,467
Accumulated surplus	101,382	86,956
Total Company's stockholders' equity	283,837	297,168
Noncontrolling interests	14,404	18,202
Total Stockholders' Equity	298,241	315,370
Total Liabilities and Stockholders' Equity	$476,209	$519,674

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017

Revenues:
Rental income	$18,633	$29,808
Tenant recovery income	2,614	3,433
Other service income	-	7,837
Total revenues	21,247	41,078

Expenses:
Property operating expenses	6,750	20,444
Real estate taxes	1,757	2,494
General and administrative costs	4,318	7,812
Depreciation and amortization	6,872	10,014
Total operating expenses	19,697	40,764
Operating income	1,550	314

Interest and dividend income	18,924	20,893
Interest expense	(9,493)	(13,636)
Gain on satisfaction of mortgage receivable	-	3,216
Gain on disposition of real estate, net	7,137	10,483
Loss on sale and redemption of marketable securities	(476)	(70)
Unrealized loss on marketable equity securities	(835)	-
Mark to market adjustment on derivative financial instruments	83	185
Other income/(loss), net	182	(105)
Net income	17,072	21,280
Less: net income attributable to noncontrolling interests	(1,178)	(1,097)
Net income attributable to Company's common shares	$15,894	$20,183
Net income per Company's common shares, basic and diluted	$0.65	$0.81

Weighted average number of common shares outstanding, basic and diluted	24,371	24,961

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017
Net income	$17,072	$21,280

Other comprehensive loss:
Holding loss on available for sale debt securities	(2,764)	(670)
Reclassification adjustment for loss included in net income	476	70

Other comprehensive loss	(2,288)	(600)

Comprehensive income	14,784	20,680

Less: Comprehensive income attributable to noncontrolling interests	(1,132)	(984)
Comprehensive income attributable to the Company's common shares	$13,652	$19,696

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income/(Loss)	Accumulated Surplus	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2016	25,101	$251	$197,036	$15,954	$84,240	$21,103	$318,584
Net income	-	-	-	-	20,183	1,097	21,280
Other comprehensive loss	-	-	-	(487)	-	(113)	(600)
Distributions declared	-	-	-	-	(17,467)	-	(17,467)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,896)	(3,896)
Contributions received from noncontrolling interests	-	-	-	-	-	11	11
Redemption and cancellation of shares	(254)	(3)	(2,539)	-	-	-	(2,542)
BALANCE, December 31, 2017	24,847	248	194,497	15,467	86,956	18,202	315,370
Reclassification of accumulated other comprehensive income to accumulated surplus (See Note 6)	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	15,894	1,178	17,072
Transfer of membership interests (See Note 11)	-	-	1,500	-	-	(1,500)	-
Other comprehensive loss	-	-	-	(2,242)	-	(46)	(2,288)
Distributions declared	-	-	-	-	(16,944)	-	(16,944)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,441)	(3,441)
Contributions received from noncontrolling interests	-	-	-	-	-	11	11
Offering costs associated with dividend reinvestment program	-	-	(178)	-	-	-	(178)
Redemption and cancellation of shares	(1,139)	(11)	(11,350)	-	-	-	(11,361)
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,072	$21,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,872	10,014
Loss on sale and redemption of marketable securities	476	70
Gain on satisfaction of mortgage receivable	-	(3,216)
Gain on disposition of real estate	(7,137)	(10,483)
Mark to market adjustment on derivative financial instruments	(83)	(185)
Unrealized loss on marketable equity securities	835	-
Other non-cash adjustments	465	738
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(461)	253
Decrease in tenant allowances and deposits payable	(261)	(304)
Increase in accounts payable, accrued expenses and other liabilities	2,472	2,778
Decrease in due to related parties	(64)	(77)
Increase/(decrease) in deferred rental income	435	(96)
Net cash provided by operating activities	20,621	20,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(64,587)	(3,163)
Purchase of marketable securities	(80,157)	(7,111)
Proceeds from sale of marketable securities	32,565	991
Collections on mortgage receivable	-	8,109
Purchase of short-term investment	(5,012)	-
Investment in related party joint venture	(735)	(930)
Proceeds from related party joint venture	939	950
Contributions for preferred investments in related parties	(16,920)	(19,360)
Proceeds from preferred investments in related parties	74,500	2,300
Proceeds from sale of investment property	-	32,651
Net cash (used in)/provided by investing activities	(59,407)	14,437
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	32,567	-
Mortgage principal payments	(21,967)	(408)
Payment of loan fees and expenses	(409)	-
Payment of offering costs associated with dividend reinvestment program	(178)	-
Payment of notes payable	(18,602)	-
Redemption and cancellation of common shares	(11,361)	(2,542)
Contributions received from noncontrolling interests	11	11
Distributions paid to noncontrolling interests	(3,441)	(3,896)
Distributions paid to Company's stockholders	(17,197)	(17,512)
Net cash used in financing activities	(40,577)	(24,347)
Net change in cash, cash equivalents and restricted cash	(79,363)	10,862
Cash , cash equivalents and restricted cash, beginning of year	119,219	108,357
Cash, cash equivalents and restricted cash, end of period	$39,856	$119,219

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT, as the general partner, held a 98% interest as of December 31, 2018 (See Noncontrolling Interests below for discussion of other owners of the Operating Partnership).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of the Lightstone Group, LLC, under the terms and conditions of an advisory agreement. The Lightstone Group, LLC previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering, which closed on October 10, 2008. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, David Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP, LLC, which has subordinated profits interests (“SLP units”) in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT or the Operating Partnership.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time.

On October 20, 2017, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to which it sought stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before October 10, 2018 (the “Charter Amendment”). On December 11, 2017, the stockholders approved the Charter Amendment.

As of December 31, 2018, on a collective basis, the Company wholly or majority owned and consolidated the operating results and financial condition of two retail properties containing a total of approximately 0.5 million square feet of gross leasable area (“GLA”), 10 industrial properties containing a total of approximately 0.5 million square feet of GLA (on February 12, 2019, the Company disposed of the 10 industrial properties) and one multi-family residential property containing a total of 199 units. All of the Company’s properties are located within the United States. As of December 31, 2018, the retail properties, the industrial properties and the multi-family residential property were 83%, 72%, and 94% occupied based on a weighted-average basis, respectively.

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

In connection with the Company’s initial public offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership at a cost of $100,000 per unit.

In addition, 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) were issued during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2018.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor and 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park, a multi-family apartment building located in Queens, New York.

See Note 11 for further discussion of noncontrolling interests.

Operating Partnership Activity

Acquisitions and Investments:

Through its Operating Partnership, the Company has and will continue to seek to acquire and operate or develop commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. The Company’s commercial holdings currently consist of retail (two multi-tenanted shopping centers) and industrial properties (on February 12, 2019, the Company disposed of its industrial properties). The Company’s real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

Related Parties:

Properties acquired and development activities have been and may continue to be managed by affiliates of Lightstone Value Plus REIT Management LLC (collectively, the “Property Managers”).

The Company’s Advisor and its affiliates, the Property Managers and Lightstone SLP, LLC are related parties of the Company. Certain of these entities have received or will receive compensation and fees for services provided for the investment and management of the Company’s assets. These entities received fees during the Company’s offering stage (which was completed on October 10, 2008), and have and will continue to receive fees during its acquisition, operational and liquidation stages. The compensation level during the offering stage was based on a percentage of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based on percentages of the contractual purchase price of the acquired properties and the annual revenue earned from such properties, and other such fees as outlined in each of the respective agreements. See Note 12 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2018, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017

Cash paid for interest	$5,092	$7,369

Distributions declared but not paid	$4,134	$4,387

Non cash purchase of investment property	$537	$581

Assets transferred due to foreclosure	$13,521	$27,028

Liabilities credited in foreclosure	$20,658	$27,028

Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$15,476	$-

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (“AOCI”).

On January 1, 2018, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that required it to change the way it previously accounted for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting on January 1, 2018, all unrealized holding gains and losses are recognized on the consolidated statements of operations. Prior to January 1, 2018, all unrealized holding gains or losses were reported as a component of AOCI. In connection with its adoption of this guidance, the Company reclassified $15.5 million of aggregate net unrealized gains from AOCI to the opening accumulated surplus balance as of January 1, 2018, both which are components of stockholders’ equity in the consolidated balance sheets.

Realized gains or losses resulting from the sale or redemptions of these debt and equity securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board of Directors has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments of marketable securities of real estate companies up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term, including any below-market renewal periods taken into account. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. Room revenue for the hotel properties are recognized as stays occur. Amounts paid in advance are deferred until stays occur. Other service income consisted of revenues from food and beverage services, water park admissions and arcade income from our DoubleTree – Danvers property, which was disposed of in September 2017 (See Note 8), and which was recognized when consumed.

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

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in Real Estate

Accounting for Acquisitions of Investment Property

The cost of the real estate assets acquired in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

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

Real Estate-Related Debt Investments

The Company intends to hold its real estate-related debt investments until maturity and accordingly, they are carried at cost, net of any unamortized loan fees, origination fees, discounts, premiums and unfunded commitments. Real estate-related debt investments that are deemed impaired will be carried at amortized cost less a reserve, if deemed appropriate, which approximates fair value.

Investment income and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations. The amortization of any premium or accretion of any discount is discontinued if such debt investment is reclassified to held for sale.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment on Real Estate-Related Debt Investments

Real estate-related debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of its real estate-related debt investments and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a debt investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment is written off when it is no longer realizable or is legally discharged.

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

Deferred Costs

The Company capitalizes initial direct costs associated with financing activities. The costs are capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs begin in the period during which the loan is originated using the effective interest method over the term of the loan. The Company capitalizes initial direct costs associated with leasing activities. The costs are capitalized upon the execution of the lease and amortized over the initial term of the corresponding lease.

Income Taxes

The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2005. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

The Company has net operating loss carryforwards of $11.5 million for U.S. federal income tax purposes as of December 31, 2018. The availability of such loss carryforwards will begin to expire in 2026. As the Company does not consider it likely that it will realize any future benefit from its loss carry-forward, any deferred asset resulting from the final determination of its tax loss carryforwards will be fully offset by a valuation allowance of the same amount.

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”). As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2018 and 2017, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, tenants’ accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The estimated fair value of the outstanding notes payable (line of credit) approximated its carrying value ($18.6 million as of December 31, 2017) because of its floating interest rate.

The estimated fair value (in millions) of the Company’s debt is summarized as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$150.6	$150.5	$159.6	$158.6

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company records all derivative instruments at fair value on the consolidated balance sheets and changes in the fair value of the instruments are recorded in the consolidated statements of operations.

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board. This plan expired in April 2015. Awards were granted at fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2018 and 2017, the Company had no material compensation costs related to the incentive award plan.

Concentration of Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Dilutive income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented dilutive net income per share is equivalent to basic net income per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted guidance issued by FASB that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method, which resulted in an increase of $1.4 million in net cash provided by operating activities and a decrease of $1.3 million in net cash used in investing activities for the year ended December 31, 2017.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2018	2017
Cash and cash equivalents	$35,565	$116,434
Restricted cash	4,291	2,785
Total cash, cash equivalents and restricted cash	$39,856	$119,219

Effective January 1, 2018, the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, using a modified-retrospective approach. This resulted in a $15.5 million reclassification of aggregate net unrealized gains from AOCI to the opening accumulated surplus balance as of January 1, 2018, both of which are components of stockholders’ equity in the consolidated balance sheet (see Note 6).

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, starting on January 1, 2018 all transaction costs associated with asset acquisitions are capitalized and accounted for in accordance with this guidance.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. The Company adopted this standard for the year beginning on January 1, 2018 using the modified retrospective approach. The adoption of this pronouncement had no effect on our consolidated financial statements since, with the disposal of the DoubleTree – Danvers in September 2017, substantially all revenues now consist of rental income from leasing arrangements, which is specifically excluded from the standard.

New Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements which will expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in its interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter-to-date consolidated statement of stockholders equity in its second and third quarter interim financial statement filings and the inclusion of corresponding prior period statement of stockholders’ equity for all periods presented.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but will not have a material effect on our consolidated financial position or our results of operations.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company intends to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In connection with the acquisition of the Bowery Land and the Air Rights, the Company received aggregate proceeds of $32.6 million under the Bowery Mortgage and paid approximately $26.3 million of cash. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $32.6 million and $3.0 million, respectively, as of December 31, 2018.

As of December 31, 2018, the Company has incurred and capitalized to construction in progress (see Note 7) an aggregate of $63.3 million (including the acquisition fee of $1.6 million and $0.2 million of interest) related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions (see below for additional information). The Preferred Investments had an aggregate balance of $100.7 million and $158.3 million as of December 31, 2018 and 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2018, remaining contributions of up to $2.3 million were unfunded. Additionally, during the years ended December 31, 2018 and 2017, the Company recognized investment income of $14.3 million and $17.6 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2018	December 31, 2017	December 31, 2018	2018	2017
40 East End Avenue	8% to 12%	$30,000	$30,000	$-	$3,650	$3,383
30-02 39th Avenue	12%	10,000	10,000	-	1,217	1,253
485 7th Avenue	12%	-	60,000	-	1,095	7,300
East 11th Street	12%	43,000	46,119	-	6,561	4,443
Miami Moxy	12%	17,733	12,195	2,267	1,744	1,269
Total Preferred Investments		$100,733	$158,314	$2,267	$14,267	$17,648

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement with various related party entities that provided for it to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related-party REIT also sponsored by the Company’s Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, the Company entered into certain agreements that provided for it to make aggregate contributions of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by the Company upon the occurrence of certain capital transactions. As of December 31, 2018, there were no remaining unfunded contributions and the outstanding 30-02 39th Avenue Preferred Investment is entitled to monthly preferred distributions a rate of 12% per annum. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

485 7th Avenue Preferred Investment

In December 2015, the Company entered into an agreement with various related party entities that provided for it to make contributions of up to $60.0 million in an affiliate of its Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that were entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by the Company upon the occurrence of certain capital transactions. In January 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment. In April 2018, the Company redeemed the remaining $22.5 million of the 485 7th Avenue Preferred Investment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement, as amended, with various related party entities that provided for it to make contributions of up to $57.5 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. During 2018, the Company redeemed $14.5 million of the East 11th Street Preferred Investment.

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”) which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the Miami Moxy Preferred Investment. Additionally, the Miami Moxy Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company.

The Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in eight hotels, including an additional hotel it acquired on November 6, 2017 from an unrelated third party.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2018 and 2017, the carrying value of our investment was $1.3 million and $1.5 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2018	December 31, 2017

Investment property:
Land and improvements	$44,647	$49,681
Building and improvements	153,710	164,418
Furniture and fixtures	2,265	2,154
Construction in progress	63,531	204

Gross investment property	264,153	216,457
Less accumulated depreciation	(40,981)	(37,956)
Net investment property	$223,172	$178,501

As of December 31, 2018, construction in progress includes approximately $63.3 million of costs related to the Company’s development of the Lower East Side Moxy Hotel (see Note 3).

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31, 2018	December 31, 2017

Accounts payable and accrued expenses	$1,660	$2,989
Accrued interest payable	5,355	4,109
Accrued default interest payable (See Note 7)	12,786	11,207
Other liabilities	2,292	2,388
	$22,093	$20,693

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Marketable Securities and Other Investments, Fair Value Measurements and Notes Payable

Marketable Securities and Other Investments:

The following is a summary of the Company’s available for sale securities and other investments as of the dates indicated:

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,439	$230	$(18)	$1,651
Marco OP Units and Marco II OP Units	19,227	15,924	-	35,151
	20,666	16,154	(18)	36,802
Debt securities:
Corporate Bonds and Preferred Securities	65,817	124	(2,120)	63,821
Mortgage Backed Securities ("MBS")	1,615	-	(301)	1,314
	67,432	124	(2,421)	65,135
Other Investments:
Certificate of Deposit	5,012	-	-	5,012
	5,012	-	-	5,012
Total	$93,110	$16,278	$(2,439)	$106,949

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,405	$263	$-	$1,668
Marco OP Units and Marco II OP Units	19,227	16,708	-	35,935
	20,632	16,971	-	37,603
Debt securities:
Corporate Bonds and Preferred Securities	18,494	371	(81)	18,784
Mortgage Backed Securities	1,856	-	(299)	1,557
	20,350	371	(380)	20,341
Total	$40,982	$17,342	$(380)	$57,944

As of both December 31, 2018 and 2017, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”).

Prior to January 1, 2018, the Company accounted for marketable equity securities at fair value with all unrealized gains and losses recognized in AOCI on the consolidated balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized on the consolidated statements of operations.

On January 1, 2018, the Company adopted guidance issued by the FASB that required it to change the way it previously accounted for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting January 1, 2018 all unrealized gains and losses are recognized on the consolidated statements of operations. In connection with its adoption of the new guidance, the Company reclassified $15.5 million of aggregate net unrealized gains from AOCI to the opening accumulated surplus balance as of January 1, 2018, both which are components of stockholders’ equity in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2018 and 2017, the Company did not recognize any impairment charges. As of December 31, 2018 and 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. At their respective dates of acquisition, the maturities of the Company’s Certificate of Deposit was 1 year and MBS generally ranged from 27 year to 30 years.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,651	$-	$-	$1,651
Marco OP and OP II Units	-	35,151	-	35,151
Corporate Bonds and Preferred Securities	-	63,821	-	63,821
MBS	-	1,314	-	1,314
Certificate of Deposit	-	5,012	-	5,012
Total	$1,651	$105,298	$-	$106,949

	Fair Value Measurement Using
As of December 31, 2017	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,668	$-	$-	$1,668
Marco OP and OP II Units	-	35,935	-	35,935
Corporate Bonds and Preferred Securities	-	18,784	-	18,784
MBS	-	1,557	-	1,557
Total	$1,668	$56,276	$-	$57,944

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair values of the Company’s investments in Corporate Bonds and Preferred Securities, MBS and Certificate of Deposit are measured using readily available quoted prices for these investments; however, the markets for these assets are not active. Additionally, as noted and disclosed above, the Company’s Marco OP and OP II units are both ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (3.37% as of December 31, 2018) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2018 and 2017.

Line of Credit

The Company has a credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at LIBOR plus 1.35% (3.87% as of December 31, 2018). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.6 million as of December 31, 2017 and is included in Notes Payable on the consolidated balance sheets. During 2018 the Company paid down the Line of Credit in full and no amount was outstanding as of December 31, 2018.

7. Mortgages Payable

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of December 31, 2018	Maturity Date	Amount Due at Maturity	As of December 31, 2018	As of December 31, 2017

Gulf Coast Industrial Portfolio	9.83%	9.83%	Due on demand	$30,642	$30,642	$50,205
St. Augustine Outlet Center	(Repaid in full - see below)			-	-	20,400
Gantry Park	4.48%	4.48%	November 2024	65,317	73,341	74,500
DePaul Plaza	LIBOR + 2.75%	4.73%	June 2020	13,494	14,072	14,480
Bowery Land and Air Rights	LIBOR + 4.25%	6.63%	December 2020	32,567	32,567	-
Total mortgages payable		6.06%		$142,020	150,622	159,585

Less: Deferred financing costs					(1,579)	(1,658)

Total mortgages payable, net					$149,043	$157,927

LIBOR as of December 31, 2018 and 2017 was 2.52% and 1.57%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows our contractually scheduled principal maturities during the next five years and thereafter as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$32,263	$47,491	$1,328	$1,389	$1,454	$66,697	$150,622

Less: Deferred financing costs							(1,579)

Total principal maturities, net							$149,043

Pursuant to the Company’s loan agreements, escrows in the amount of approximately $3.4 million and $2.6 million were held in restricted escrow accounts as of December 31, 2018 and 2017, respectively. Escrows held in restricted escrow accounts are included in restricted escrows on the consolidated balance sheets. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

On December 3, 2018, the Company entered into the Bowery Mortgage collateralized by the Bowery Land and the Air Rights for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through December 31, 2018, the Company received aggregate proceeds of $32.6 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $32.6 million and $3.0 million, respectively, as of December 31, 2018.

On July 28, 2016, the Company, entered into a mortgage loan collateralized by the St. Augustine Outlet Center (the “St. Augustine Mortgage”) for approximately $20.4 million. The St. Augustine Mortgage had a term of two years, bore interest at LIBOR+4.50% and required monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. On May 29, 2018, the Company repaid the St. Augustine Mortgage in full.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2018, the Company was in compliance with all of its financial debt covenants except as discussed below. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

The Company has an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage”) which is in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) located in New Orleans, Louisiana (seven properties), Baton Rouge, Louisiana (three properties) and San Antonio, Texas (four properties).

As a result of not meeting certain debt service coverage ratios on the Gulf Coast Industrial Portfolio Mortgage, the lender elected to retain the excess cash flow from these properties beginning in July 2011. During the third quarter of 2012, the Gulf Coast Industrial Portfolio Mortgage was transferred to a special servicer, who discontinued scheduled debt service payments and notified the Company that the Gulf Coast Industrial Portfolio Mortgage was in default and although originally due in February 2017 became due on demand.

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the four properties located in San Antonio, Texas (the “San Antonio Assets”). The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million. (See Note 8)

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the aggregate sales price of $20.7 million. The Company simultaneously received an aggregate credit of approximately $20.7 million against the total outstanding indebtedness of the Gulf Coast Industrial Portfolio Mortgage, of which $19.6 million and $1.1 million were applied by the Company against the outstanding principal and outstanding accrued interest payable, respectively, under the Gulf Coast Industrial Portfolio Mortgage.

As a result, the remaining outstanding principal of the Gulf Coast Industrial Portfolio Mortgage was approximately $30.6 million as of December 31, 2018. The Company accrues default interest expense on the Gulf Coast Industrial Portfolio Mortgage pursuant to the terms of its loan agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On February 12, 2019, the Company and the current holder (the “Lender) of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which the Company assigned its membership interests in the remaining 10 industrial properties of the Gulf Coast Industrial Portfolio located in New Orleans, Louisiana and Baton Rouge, Louisiana (collectively, the “Louisiana Assets”) to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed. (See Note 8)

As a result, as of February 12, 2019, the Company has fully satisfied all of its obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not yet paid for interest (including default interest) and no amounts are due to the Lender.

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

Default interest expense related to the Gulf Coast Industrial Portfolio Mortgage of $1.6 million was accrued during year ended December 31, 2018 and default interest expense related to both the Gulf Coast Industrial Portfolio Mortgage and the Oakview Plaza Mortgage of $3.0 million was accrued during the year ended December 31, 2017. Cumulative accrued default interest expense (solely related the Gulf Coast Industrial Portfolio Mortgage) of $12.8 million and $11.2 million is included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets as of December 31, 2018 and 2017, respectively.

The Company has no additional significant maturities of mortgage debt over the next 12 months.

8. Dispositions

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

Gulf Coast Industrial Portfolio

As discussed in detail in Note 7, on June 5, 2018, the special servicer for the Gulf Coast Industrial Portfolio Mortgage completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the San Antonio Assets. The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million.

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

Since the Company’s performance obligations were met at the closing of the foreclosure sales and the Company has no continuing involvement with the San Antonio Assets an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during 2018.

The disposition of the San Antonio Assets did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the San Antonio Assets are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On February 12, 2019, the Company and the Lender of the Gulf Coast Industrial Portfolio Mortgage entered into the Assignment Agreement pursuant to which the Company assigned its membership interests in the Louisiana Assets to the Lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the Lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all related liabilities, including the Gulf Coast Industrial Portfolio Mortgage and its accrued and unpaid interest, and released the Company of any claims against the liabilities assumed.

The aggregate carrying value of the assets and liabilities transferred in connection with the Company’s assignment of its ownership interests in the Louisiana Assets to the Lender was approximately $37.0 million and $49.6 million, respectively (as of December 31, 2018).

As a result, the Company has fully satisfied all of its obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not yet paid for interest (including default interest) and no amounts are due to the Lender. Additionally, the Company has no continuing involvement with the assets of Gulf Coast Industrial Portfolio.

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

9. Distributions Payable

On November 14, 2018, the Board declared a distribution for the three-month period ending December 31, 2018. The distribution was calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The December 31, 2018 distribution was paid in cash on January 15, 2019.

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

10. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2018 and 2017, the Company had no outstanding preferred shares.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

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

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s distribution reinvestment program (“DRIP”). Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on October 25, 2018. As of December 31, 2018, 10.0 million shares remain available for issuance under our DRIP.

The amount of distributions distributed to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2017 we redeemed approximately 3.9 million common shares at an average price per share of $9.41 per share. During 2018, we redeemed approximately 1.1 million common shares or 66% of redemption requests received during the period, at an average price per share of $9.98 per share.

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

For the Years Ended December 31, 2018 and 2017

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

The Company’s stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of its independent directors, without any further action by the Board of Directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting. During both of the years ended December 31, 2018 and 2017, options to purchase 3,000 shares of stock expired unexercised and there were no forfeitures related to stock options previously granted. As of December 31, 2018, options to purchase 18,000 shares of stock were outstanding and fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.68 per share. Compensation expense associated with our stock option plan was not material for the years ended December 31, 2018 and 2017.

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

11. Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, and (ii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units, limited partner units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in (i) PRO held by the Company’s Sponsor and (ii) 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates. See below for additional information.

Share Description

See Note 12 for discussion of rights related to SLP Units. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2018 and 2017, the Company paid distributions to noncontrolling interests of $3.4 million and $3.9 million, respectively. As of December 31, 2018 and 2017, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2019) and $0.6 million (paid on January 15, 2018), respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Noncontrolling Interest of Subsidiary within the Operating Partnership

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 (in whole dollars) for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. In connection with the acquisitions of the memberships interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions are split between the three members in proportion to their respective profit interests. PRO’s disposed of its membership interests in POAC and Mill Run in August 2010 and its holding primarily consist of Marco OP Units and Marco II OP Units (see Note 6).

On September 19, 2018, the Company’s Sponsor transferred approximately 9.14% of its profit membership interest in PRO, valued at the estimated fair value of $1.5 million to the Operating Partnership, accounted for as an increase in equity of the Company and decrease in noncontrolling interest. As of December 31, 2018 and 2017, the Sponsor, had a 10.03% and a 19.17% profit membership interest in PRO, respectively, which is accounted for as a noncontrolling interest.

Consolidated Joint Venture

In August 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture, which owns Gantry Park, a multi-family apartment building located in Queens, New York.  The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.   As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, the Company consolidates the operating results and financial condition of the 2nd Street Joint Venture and has accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

12. Related Party Transactions

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also reimbursed for expenses that it incurs in connection with the purchase of a property. The acquisition fee and acquisition-related expenses for any particular property, including amounts payable to related parties, will not exceed, in the aggregate 5% of the gross contractual purchase price (including mortgage assumed) of the property.

Property Management - Residential/Retail	The Property Managers are paid a monthly management fee of up to 5% of the gross revenues from residential and retail properties. The Company pays the Property Managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management - Office/Industrial	The Property Managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Lightstone REIT pays the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates is paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, has purchased SLP Units in the Operating Partnership. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. From our inception through March 31, 2010, cumulative distributions declared to Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP Units as the distribution to the stockholders was less than 7% for this period. On August 30, 2010, the Company declared additional distributions to the stockholders to bring the annualized distribution to at least 7%. As such, the Company as of August 30, 2010 recommenced declaring distributions to Lightstone SLP, LLC at the 7% annualized rate, except for the three months ended June 30, 2010 which was at an 8% annualized rate which represents the same rate paid to the stockholders.

During each of the years ended December 31, 2018 and 2017, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2018, cumulative distributions declared were $23.4 million, of which $22.9 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2018, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

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

For the Years Ended December 31, 2018 and 2017

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	For the Year Ended
	December 31, 2018	December 31, 2017

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,618	$-
Asset management fees (general and administrative costs)	1,680	2,170
Property management fees (property operating expenses)	548	730
Development fees and leasing commissions*	309	687
Total	$4,155	$3,587

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

See Notes 4 and 11 for other related party transactions.

13. Future Minimum Rentals

As of December 31, 2018, the approximate fixed future minimum rental from the Company’s commercial real estate properties

(including approximately $10.0 million attributable to the Company’s Louisiana Assets which were transferred to the Lender on February 12, 2019) are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$7,574	$5,873	$4,558	$3,610	$3,111	$7,428	$32,154

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

14. Segment Information

The Company historically operated within four business segments which are: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). However, during 2017, the Company sold its only remaining consolidated hospitality property and therefore, no longer has a Hospitality Segment as of December 31, 2018. The Company’s Advisor and its affiliates and third-party management companies provide leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Company’s revenues for the years ended December 31, 2018 and 2017 were exclusively derived from activities in the United States. No revenues from foreign countries were received or reported. The Company had no long-lived assets in foreign locations as of December 31, 2018 and 2017. The accounting policies of the segments are the same as those described in Note 2, excluding depreciation and amortization. Unallocated assets, revenues and expenses relate to corporate related accounts.

The Company evaluates performance based upon net operating income/(loss) from the combined properties in each real estate segment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Selected results of operations regarding the Company’s operating segments are as follows:

	For the Year Ended December 31, 2018
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$7,434	$8,834	$4,979	$-	$-	$21,247

Property operating expenses	2,983	2,026	1,741	-	-	6,750
Real estate taxes	1,102	72	583	-	-	1,757
General and administrative costs	133	3	(8)	-	4,190	4,318
Net operating income /(loss)	3,216	6,733	2,663	-	(4,190)	8,422

Depreciation and amortization	3,644	1,643	1,585	-	-	6,872

Operating (loss)/income	$(428)	$5,090	$1,078	$-	$(4,190)	$1,550

Total purchase of investment property	$455	$186	$720	$-	$63,226	$64,587

As of December 31, 2018:
Total Assets	$68,061	$66,354	$37,394	$-	$304,400	$476,209

	For the Year Ended December 31, 2017
	Retail	Multi Family	Industrial	Hospitality	Unallocated	Total

Total revenues	$9,896	$8,585	$6,433	$16,164	$-	$41,078

Property operating expenses	3,663	1,924	2,173	12,679	5	20,444
Real estate taxes	1,324	73	876	221	-	2,494
General and administrative costs	177	42	(6)	228	7,371	7,812
Net operating income (loss)	4,732	6,546	3,390	3,036	(7,376)	10,328

Depreciation and amortization	4,656	1,626	1,796	1,936	-	10,014

Operating income (loss)	$76	$4,920	$1,594	$1,100	$(7,376)	$314

Total purchase of investment property	$1,413	159	1,027	564	$-	$3,163

As of December 31, 2017:
Total Assets	$70,758	$67,966	$49,461	$61,316	$270,173	$519,674

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

For the Years Ended December 31, 2018 and 2017

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Protection Agreements

On December 8, 2009, the Company, the Operating Partnership and PRO, (collectively, the LVP Parties”) entered into a definitive agreement (the “Contribution Agreement”) with Simon Inc. and certain of its affiliates (collectively, “Simon”) providing for the disposition of a substantial portion of the Company’s portfolio of retail properties at that time to Simon, including (i) the St. Augustine Center, which is wholly owned, (ii) a 40.0% aggregate interest in its investment in POAC, which included POAC’s properties (the “POAC Properties”), Grand Prairie Holdings LLC (“GPH”) and Livermore Holdings LLC (“LVH”) and (iii) a 36.8% aggregate interest in Mill Run, which included Mill Run’s properties (the “Mill Run Properties”). On June 28, 2010, the Contribution Agreement was amended to remove the previously contemplated dispositions of the St. Augustine Outlet Center, GPH and LVH. The transactions contemplated by the Contribution Agreement are referred to herein as the “POAC/Mill Run Transaction.” On August 30, 2010, the LVP Parties completed POAC/Mill Run Transaction and contemporaneously entered into a tax matters agreement with Simon. Additionally, the Company was advised by an independent law firm that it was “more likely than not” that the POAC/Mill Run Transaction did not give rise to current taxable income or loss.  Pursuant to the terms of the tax matters agreement, Simon generally could not have engaged in a transaction that would have resulted in the recognition of the “built-in gain” with respect to POAC and Mill Run at the time of the closing for specified periods of up to eight years following the closing date. Simon has a number of obligations with respect to the allocation of partnership liabilities to the LVP Parties. For example, Simon agreed to maintain certain of the outstanding mortgage loans that were secured by POAC Properties and Mill Run Properties until their respective maturities, and the LVP Parties provided and had the opportunity to continue to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the POAC/Mill Run Transaction. The LVP Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breached its obligations under the tax matters agreement, Simon was required to indemnify the LVP Parties for certain taxes that they were deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to POAC Properties and Mill Run Properties, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments would have been “grossed up” such that the amount of the payments would have equaled, on an after-tax basis, to the tax liability deemed incurred because of the breach.

On December 9, 2011 and December 4, 2012, GPH, LVH and certain of their subsidiaries (collectively, the “Holding Entities”) completed the disposition of their ownership interests in two outlet centers and a parcel of land (collectively, the “Outlet Centers Transactions”) to Simon. In connection with the closing of the Outlet Centers Transactions, the Holdings Entities, the Company, the Operating Partnership, PRO and certain affiliates of the Sponsor (collectively, the “Outlet Centers Parties”) entered into a tax matters agreement with Simon pursuant to which Simon generally may not engage in a transaction that could result in the recognition of the “built-in gain” with respect to the two outlets centers at the time of the closing for specified periods of up to eight years following the closing date. Simon had a number of obligations with respect to the allocation of partnership liabilities to the Outlet Centers Parties. For example, Simon agreed to maintain a debt level of no less than the cash portion of the proceeds from the Outlet Centers Transaction until at least the fourth anniversary of the closing, and the Outlet Centers Parties provided and had the opportunity to continue to provide guaranties of collection with respect to a revolving credit facility (or indebtedness incurred to refinance the revolving credit facility) for at least four years following the closing of the Outlet Centers Transactions. The Outlet Centers Parties were also given the opportunity to enter into agreements to make specified capital contributions to Simon OP in the event that it defaults on certain of its indebtedness. If Simon breaches its obligations under the tax matters agreement, Simon will be required to indemnify the Outlet Centers Parties for certain taxes that they are deemed to incur, including taxes relating to the recognition of “built-in gains” with respect to the two outlet centers, and gains recognized as a result of a reduction in the allocation of partnership liabilities. These indemnification payments will be “grossed up” such that the amount of the payments will equal, on an after-tax basis, the tax liability deemed incurred because of the breach.

16. Subsequent Events

Acquisition of Land for Development

Exterior Street Land

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. The acquisition was funded with cash on hand and proceeds from the Company’s Margin Loan. The Company currently expects to develop and construct a multi-family residential property on the Exterior Street Land.

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) scheduled to mature on scheduled to mature on April 9, 2020, with two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and bears interest at 4.50% through its maturity. The Exterior Street Mortgage is collateralized by the Exterior Street Land.

In connection with the acquisition of the Exterior Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million.

Distribution Declaration

On March 14, 2019, the Company declared a distribution for the three-month period ending March 31, 2019. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid on or about April 15, 2019 to shareholders of record as of March 31, 2019.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2019 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	58	Chief Executive Officer, President and Chairman of the Board of Directors	2019	2004
George R. Whittemore	69	Director	2019	2006

Alan Retkinsky	47	Director	2019	2019

Yehuda “Judah” L. Angster	36	Director	2019	2015

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

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone II and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director and Chairman of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr, Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

Alan Retkinsky is one of our independent directors. Since 2004, Mr. Retkinsky has been the president of Lexington Realty International, a national multi-faceted real estate brokerage firm specializing in investment sales, retail leasing, lease preparation/negotiating and management. Mr. Retkinsky has been selected to serve as an independent director due to his extensive experience in real estate transactions.

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

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	66	President

Joseph Teichman	45	General Counsel

Seth Molod	55	Chief Financial Officer and Treasurer

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

Seth Molod is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone II, Lightstone III, Lightstone IV and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone II, Lightstone III, Lightstone IV and Lightstone V. Prior to joining the Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

Information Regarding Audit Committee

Our Board of Directors (the Board”) established an audit committee in April 2005. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore and Yehuda “Judah” L. Angster, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore, Mr. Retkinsky and Mr. Angster, see “Directors”.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.09%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Alan Retkinsky	-	-
Mitchell Hotchberg	-	-
Joseph Teichman	-	-
Seth Molod	-	-
Our directors and executive officers as a group (7 persons)	20,000	0.09%

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

Our stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of our independent directors, without any further action by our Board of Directors or the stockholders, to purchase 3,000 shares of our Common Stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option was 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board of Directors on that date. At each of our annual stockholder meetings, beginning in July 2007, options were granted to each of our independent directors. During the year ended December 31, 2018, options to purchase 3,000 shares of stock expired unexercised. As of December 31, 2018, options to purchase 18,000 shares of stock were outstanding at a weighted average exercise price of $10.68 per share and 18,000 were fully vested at exercise prices between $9.80 per share and $11.80 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2018:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	18,000	$10.68	0
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	18,000	$10.68	0

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

We have agreed to pay our Property Managers a monthly management fee of up to 5% of the gross revenues from our residential and retail properties. In addition, for the management and leasing of our office and industrial properties, we pay to our Property Managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our Property Managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. We have recorded the following amounts related to the Property Managers for the years indicated:

(in thousands)	2018	2017
Property management fees	$548	$730
Development fees and leasing commissions	309	687
Total	$857	$1,417

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

(in thousands)	2018	2017
Acquisition fees	$1,618	$-
Asset management fees	1,680	2,170
Total	$3,298	$2,170

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the initial public offering of our common stock. Through December 31, 2018, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $100.7 million and $158.3 million as of December 31, 2018 and 2017, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. As of December 31, 2018, remaining contributions of up to $2.3 million were unfunded. Additionally, during the years ended December 31, 2018 and 2017, the Company recognized investment income of $14.3 million and $17.6 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2018	December 31, 2017	December 31, 2018	2018	2017
40 East End Avenue	8% to 12%	$30,000	$30,000	$-	$3,650	$3,383
30-02 39th Avenue	12%	10,000	10,000	-	1,217	1,253
485 7th Avenue	12%	-	60,000	-	1,095	7,300
East 11th Street	12%	43,000	46,119	-	6,561	4,443
Miami Moxy	12%	17,733	12,195	2,267	1,744	1,269
Total Preferred Investments		$100,733	$158,314	$2,267	$14,267	$17,648

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East Side Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39thAvenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2018, there were no remaining unfunded contributions and the outstanding 30-02 39th Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that were entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain capital transactions. In January 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment. In April 2018, the Company redeemed the remaining $22.5 million of the 485 7th Avenue Preferred Investment.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities that provided for us to make contributions of up to $57.5 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2018, the Company redeemed $14.5 million of the East 11th Street Preferred Investment.

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested.

The Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. During the third quarter of 2017, the Joint Venture sold its ownership interests in four of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in eight hotels, including an additional hotel it acquired on November 6, 2017 from an unrelated third party.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2018 and 2017, the carrying value of our investment was $1.3 million and $1.5 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2018	2017

Audit Fees (a)	$299	$310
Audit-Related Fees (b)	5	-
Tax Fees (c)	189	205

Total Fees	$493	$515

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2018.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standard No. 16, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by the Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2018.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

Alan Retkinsky

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. The Company intends to achieve this goal primarily through acquisitions and development of real estate properties and other real estate-related investments.

The Company, to date, has acquired and developed residential and commercial properties principally, all of which are located in the United States and made real estate-related investments. The Company’s acquisitions have included both portfolios and individual properties. The Company current commercial holdings consist of retail (primarily multi-tenanted shopping centers) and industrial properties. The Company also has acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, the Company has made certain preferred equity investments in related parties.

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

Financing Policies

The Company utilizes leverage to acquire and develop properties. The number of different properties the Company acquires and develops is affected by numerous factors, including, the amount of funds available to us. When interest rates on loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase or develop certain properties for cash with the intention of obtaining a loan for a portion of the purchase price or development costs at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for any property.

The Company currently intends to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain loans on the Company’s properties, the Company’s ability to acquire or develop additional properties may be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company may, sell properties at any time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into acquiring or developing additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions and compliance with the applicable requirements under federal income tax laws.

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
Yehuda “Judah” L. Angster

Alan Retkinsky

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
10.2(2)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.

Item 16.	Form 10-K Summary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: April 1, 2019	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	April 1, 2019
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	April 1, 2019
Seth Molod	(Principal Financial Officer and Principal
Accounting Officer)

/s/ George R. Whittemore	Director	April 1, 2019
George R. Whittemore

/s/ Yehuda L. Angster	Director	April 1, 2019
Yehuda L. Angster

/s/ Alan Retkinski	Director	April 1, 2019
Alan Retkinski

