Form 10-Q
period 2019-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2019-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑     No    ☐

 Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐  No ☑

As of May 1, 2019, there were approximately 23.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2019	As of December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$36,687	$36,786
Building and improvements	117,112	117,852
Furniture and fixtures	2,284	2,265
Construction in progress	137,817	63,519
Gross investment property	293,900	220,422
Less accumulated depreciation	(30,455)	(30,028)
Net investment property	263,445	190,394
Investments in related parties	82,039	102,008
Cash and cash equivalents	69,752	35,565
Marketable securities and other investments	63,267	106,949
Restricted cash	2,965	1,017
Notes receivable, net	11,944	-
Prepaid expenses and other assets	3,027	3,050
Assets held for disposition	-	37,226

Total Assets	$496,439	$476,209

Liabilities and Stockholders' Equity
Mortgages payable, net	$151,109	$118,401
Notes payable, net	17,996	-
Accounts payable, accrued expenses and other liabilities	3,202	3,024
Due to related parties	341	432
Tenant allowances and deposits payable	706	611
Distributions payable	4,043	4,134
Deferred rental income	715	662
Liabilities held for disposition	-	50,704

Total Liabilities	178,112	177,968

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60,000 shares authorized, 23,407 and 23,708 shares issued and outstanding, respectively	235	237
Additional paid-in-capital	181,196	184,469
Accumulated other comprehensive loss	(615)	(2,251)
Accumulated surplus	116,659	101,382

Total Company's stockholders' equity	297,475	283,837
	-	-
Noncontrolling interests	20,852	14,404

Total Stockholders' Equity	318,327	298,241

Total Liabilities and Stockholders' Equity	$496,439	$476,209

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues:
Rental income	$3,601	$3,651
Tenant recovery income	433	392

Total revenues	4,034	4,043

Expenses:
Property operating expenses	1,161	1,229
Real estate taxes	284	280
General and administrative costs	829	1,166
Depreciation and amortization	1,279	1,311

Total operating expenses	3,553	3,986

Operating income	481	57

Other (loss)/income, net	(44)	109
Interest and dividend income	3,902	5,177
Interest expense	(399)	(1,597)
Unrealized gain/(loss) on marketable equity securities	3,117	(3,807)
Loss on sale and redemption of marketable securities	(311)	(3)

Net income/(loss) from continuing operations	6,746	(64)

Net income/(loss) from discontinued operations	13,481	(731)

Net income/(loss)	20,227	(795)

Less: net (income)/loss attributable to noncontrolling interests	(854)	110

Net income/(loss) attributable to Company's common shares	$19,373	$(685)

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.26	$-
Discontinued operations	0.57	(0.03)

Net income/(loss) per Company’s common share, basic and diluted	$0.83	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	23,478	24,781

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net income/(loss)	$20,227	$(795)

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale debt securities	1,360	(1,032)
Reclassification adjustment for loss included in net income	311	3

Other comprehensive income/(loss)	1,671	(1,029)

Comprehensive income/(loss)	21,898	(1,824)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(889)	131

Comprehensive income/(loss) attributable to Company's common shares	$21,009	$(1,693)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of other accumulated comprehensive income to accumulated surplus	-	-	-	(15,476)	15,476	-	-
Net loss	-	-	-	-	(685)	(110)	(795)
Other comprehensive loss	-	-	-	(1,009)	-	(20)	(1,029)
Distributions declared (a)	-	-	-	-	(4,270)	-	(4,270)
Distributions paid to noncontrolling interests	-	-	-	-	-	(833)	(833)
Contributions received from noncontrolling interests	-	-	-	-	-	1	1
Redemption and cancellation of shares	(125)	(1)	(1,252)	-	-	-	(1,253)
BALANCE, March 31, 2018	24,722	$247	$193,245	$(1,018)	$97,477	$17,240	$307,191

(a) Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	19,373	854	20,227
Other comprehensive income	-	-	-	1,636	-	35	1,671
Distributions declared (a)	-	-	-	-	(4,096)	-	(4,096)
Distributions paid to noncontrolling interests	-	-	-	-	-	(831)	(831)
Contributions received from noncontrolling interests	-	-	-	-	-	6,390	6,390
Redemption and cancellation of shares	(306)	(3)	(3,325)				(3,328)
Shares issued from distribution reinvestment program	5	1	52	-	-	-	53
BALANCE, March 31, 2019	23,407	$235	$181,196	$(615)	$116,659	$20,852	$318,327

(a) Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$20,227	$(795)
Less net income/(loss) – discontinued operations	13,481	(731)
Net income/(loss) – continuing operations	6,746	(64)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,279	1,311
Mark to market adjustment on derivative financial instruments	49	(108)
Unrealized (gain)/loss on marketable equity securities, available for sale	(3,117)	3,807
Loss on sale and redemption of marketable securities, available for sale	311	3
Amortization of deferred financing costs	235	150
Noncash interest income	(234)	-
Other non-cash adjustments	288	(6)
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(115)	(332)
Increase/(decrease) in tenant allowances and deposits payable	95	(4)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	435	(1,167)
Decrease in due to related parties	(2)	(26)
Increase in deferred rental income	53	84

Net cash provided by operating activities – continuing operations	6,023	3,648
Net cash (used in)/provided by operating activities – discontinued operations	(55)	828
Net cash provided by operating activities	5,968	4,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(74,319)	(357)
Purchase of marketable securities	(990)	(62,422)
Proceeds from sale of marketable securities	49,180	48
Investment in joint venture	(33)	(18)
Proceeds from joint venture	2	-
Funding of notes receivable	(12,000)	-
Proceeds from investments in related parties	20,000	37,500
Investments in related parties	-	(9,929)

Net cash used in investing activities – continuing operations	(18,160)	(35,178)
Net cash used in investing activities – discontinued operations	(239)	(258)
Net cash used in investing activities	(18,399)	(35,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	35,535	-
Mortgage principal payments	(411)	(398)
Payment of loan fees and expenses	(2,655)	-
Proceeds from line of credit	18,000	-
Redemption and cancellation of common shares	(3,328)	(1,253)
Contributions received from noncontrolling interests	6,390	1
Distributions paid to noncontrolling interests	(831)	(833)
Distributions paid to Company's common stockholders	(4,134)	(4,387)

Net cash provided by/(used in) financing activities	48,566	(6,870)

Net change in cash, cash equivalents and restricted cash	36,135	(37,830)
Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of period	$72,717	$81,389

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$69,752	$77,763
Restricted cash	2,965	3,626
Total cash, cash equivalents and restricted cash	$72,717	$81,389

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT”) was formed on June 8, 2004 (date of inception) and subsequently qualified as a real estate investment trust (“REIT”) during the year ending December 31, 2006. Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States. The Company currently seeks to originate, acquire and manage a diverse portfolio of real estate-related investments.

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of March 31, 2019.

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

As of March 31, 2019, on a collective basis, the Company wholly owned or majority owned and consolidated the operating results and financial condition of two retail properties (St. Augustine Outlet Center and DePaul Plaza) containing a total of approximately 0.5 million square feet of retail space, and one multi-family residential property (Gantry Park Landing) containing a total of 199 units. All of the Company’s properties are located within the United States. As of March 31, 2019, the St. Augustine Outlet Center, DePaul Plaza and Gantry Park Landing were 76%, 85% and 97% occupied, respectively.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offering to acquire up to 0.5 million shares of its common stock from the holders of the shares at a purchase price equal to $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”).  Unless extended or withdrawn, the Tender Offer will expire on May 31, 2019.  The Company has suspended its share repurchase program during the pendency of the Tender Offer as required by the rules of the United States Securities and Exchange Commission (the (“SEC”). No repurchases will be made under the share repurchase program during the pendency of this Offer and for ten business days thereafter.

Discontinued Operations

During the first quarter of 2019, a portfolio comprised of the Company’s industrial properties (the “Gulf Coast Industrial Portfolio”) which were previously included in the Company’s Industrial Segment, met the criteria to be classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of ten of the properties within the Gulf Coast Industrial Portfolio which are located in Louisiana (the “Louisiana Properties”) have been reclassified as held for disposition in the consolidated balance sheet as of December 31, 2018. The disposition of the Louisiana Properties, which represented all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore, upon their disposition, the operating results of the entire Gulf Coast Industrial Portfolio were classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented (See Note 7).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Segment Reporting

Since its inception, the Company has owned and managed various commercial and residential properties located thoughout the United States. It historically operated within four business segments which were: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). Additionally, it presented as unallocated amounts (“Unallocated”) its (i) investments in real estate companies which were unconsolidated, (ii) other real estate-related investments and (iii) corporate operations. However, during 2015 the Company disposed of substantially all of its hospitality properties and subsequently in 2017 sold its only remaining hospitality property and therefore, no longer had a Hospitality Segment. Additionally, during the first quarter of 2019, the Company disposed of all of its remaining industrial properties and no longer has an Industrial Segment.

As of March 31, 2019, on a collective basis, the Company wholly owned or majority owned and consolidated the operating results and financial condition of the St. Augustine Outlet Center, DePaul Plaza and Gantry Park Landing. As a result of the changes in the composition of the Company’s real estate investments, the segment financial information is no longer relevant to the Company’s chief operating decision maker and it does not drive resource allocation decisions. Therefore, the Company now evaluates all of its real estate investments as one operating segment and accordingly will no longer report segment information in its consolidated financial statements.

Noncontrolling Interests

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

In connection with the Company’s initial public offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of SLP Units in the Operating Partnership at a cost of $100,000 per unit.

In addition, 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) were issued during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2019.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of March 31, 2019, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates, (iii) the 162nd Street Joint Venture I held by an affiliate of the Company’s Sponsor and (iv) the 162nd Street Joint Venture II held by an affiliate of the Company’s Sponsor. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 4). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, NY. Both the 162nd Street Joint Venture I and the 162nd Street Joint Venture II each hold a promissory note collateralized by land parcels being developed by unaffiliated third parties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and if deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control, substantive participating rights or both under the respective ownership agreement. For entities in which we have less than a controlling interest but have significant influence, we account for the investment using the equity method of accounting.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and real-estate related investments, marketable securities, notes receivable, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2018 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Consolidated VIEs

The Company consolidates the 162nd Street Joint Venture I and 162nd Street Joint Venture II, which are variable interest entities, or VIEs, for which we are the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statements. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

In February 2016, the FASB issued an accounting standards update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate- specific provisions and changes the treatment of initial direct costs. The standard became effective for the Company on January 1, 2019.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company did not recognize any right-of-use assets or lease liabilities upon adoption of the standard. The Company does not have any material leases such as ground leases or building leases or any material leases for leases with a term greater than one year. From time to time the Company will enter into immaterial leases for office equipment such as copiers.  The resulting right-of-use assets or lease liabilities would be immaterial in the aggregate and are recognized in the period they are incurred as lease expense.

The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

The adoption of this standard did not have a material effect on our consolidated financial position or our results of operations.

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2019	2018

Cash paid for interest	$1,601	$1,433
Distributions declared but not paid	$4,043	$4,270
Investment property acquired but not paid	$160	$-
Assets transferred due to foreclosure	$37,299	$-
Liabilities extinguised in foreclosure	$50,914	$-
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$-	$15,476
Holding loss on marketable securities	$1,671	$1,029
Value of shares issued from distribution reinvestment program	$53	$-

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Development Projects

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

As of March 31, 2019 and December 31, 2018, the Company has incurred and capitalized to construction in progress an aggregate of $64.5 million and $63.3 million, respectively, related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel. During the three months ended March 31, 2019, the Company capitalized interest of approximately $1.1 million in connection with the development of the Lower East Side Moxy Hotel.

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

As of March 31, 2019, the Company has incurred and capitalized to construction in progress an aggregate of $61.7 million (including the acquisition fee of $1.6 million and $0.3 million of capitalized interest) related to the acquisition of the Exterior Street Land and other development costs attributable to the Exterior Street Land. During the three months ended March 31, 2019, the Company capitalized interest of approximately $0.3 million in connection with the development of the Exterior Street Land.

Santa Clara Data Center

On January 10, 2019, the Company, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which the Company is developing a data center (the “Santa Clara Data Center”). In connection with the acquisition of the Martin Avenue Land, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $0.2 million.

As of March 31, 2019, the Company has incurred and capitalized to construction in progress an aggregate of $11.3 million (including the acquisition fee of $0.2 million and $0.1 million of capitalized interest) related to the acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center. During the three months ended March 31, 2019, the Company capitalized interest of approximately $0.1 million in connection with the development of the Santa Clara Data Center.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,439	$368	$(14)	$1,793
Marco OP Units and Marco II OP Units	19,227	18,899	-	38,126
	20,666	19,267	(14)	39,919
Debt securities:
Corporate Bonds	17,379	10	(336)	17,053
Mortgage Backed Securities ("MBS")	1,551	-	(300)	1,251
	18,930	10	(636)	18,304
Other Investments:
Certificate of Deposit	5,044	-	-	5,044
	5,044	-	-	5,044
Total	$44,640	$19,277	$(650)	$63,267

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$1,439	$230	$(18)	$1,651
Marco OP Units and Marco II OP Units	19,227	15,924	-	35,151
	20,666	16,154	(18)	36,802
Debt securities:
Corporate Bonds	65,817	124	(2,120)	63,821
Mortgage Backed Securities ("MBS")	1,615	-	(301)	1,314
	67,432	124	(2,421)	65,135
Other Investments:
Certificate of Deposit	5,012	-	-	5,012
	5,012	-	-	5,012
Total	$93,110	$16,278	$(2,439)	$106,949

As of both March 31, 2019 and December 31, 2018, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges. As of March 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,793	$-	$-	$1,793
Marco OP and OP II Units	-	38,126	-	38,126
Corporate Bonds	-	17,053	-	17,053
MBS	-	1,251	-	1,251
Certificate of Deposit	-	5,044	-	5,044
Total	$1,793	$61,474	$-	$63,267

	Fair Value Measurement Using
As of December 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,651	$-	$-	$1,651
Marco OP and OP II Units	-	35,151	-	35,151
Corporate Bonds	-	63,821	-	63,821
MBS	-	1,314	-	1,314
Certificate of Deposit	-	5,012	-	5,012
Total	$1,651	$105,298	$-	$106,949

The fair values of the Company’s investments in Corporate Bonds and MBS are measured using readily available quoted prices for similar assets. Additionally, as noted and disclosed above, the Company’s Marco OP and Marco OP II Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and Marco OP II Units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2019
Due in 1 year	$8,602
Due in 1 year through 5 years	4,295
Due in 5 years through 10 years	4,156
Due after 10 years	1,251
Total	$18,304

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.35% as of March 31, 2019) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2019 and December 31, 2018.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.85% as of March 31, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.0 million as of March 31, 2019 and is included in Notes Payable on the consolidated balance sheets. No amounts were outstanding under the Line of Credit as of December 31, 2018. The Company subsequently repaid the amount outstanding under the Line of Credit in full during April 2019.

The Company currently intends to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance, if any, in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

5.	Notes Receivable

162nd Street Joint Venture I

On February 5, 2019, a wholly-owned subsidiary of the Operating Partnership (the “162nd Street Sub I”) and an affiliate of the Sponsor (“CRE Capital I”) formed the 162nd Street Joint Venture I, a joint venture in which the Company and CRE Capital I have 45.45% and 55.55% ownership interests, respectively. On the same date, the 162nd Street Joint Venture I made a $4.2 million, nonrecourse loan (the “162nd Street Joint Venture I Promissory Note”) to an unaffiliated third party (the “162nd Street Joint Venture I Borrower”). The Company has determined that the 162nd Street Joint Venture I is a variable interest entity and the 162nd Street Sub I is the primary beneficiary.  Another wholly-owned subsidiary of the Operating Partnership is the manager and sole decision maker of the 162nd Street Joint Venture I. Since the 162nd Street Sub I is the primary beneficiary, beginning on February 5, 2019, the Company has consolidated the operating results and financial condition of the 162nd Street Joint Venture I and accounted for the ownership interest of CRE Capital I as a noncontrolling interest. The 162nd Street Joint Venture I Promissory Note is recorded in notes receivable on the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The 162nd Street Joint Venture I Promissory Note, is due March 1, 2020 and is collateralized by the ownership interests of the 162nd Street Joint Venture I Borrower. The 162nd Street Joint Venture I Borrower owns a parcel of land located at 89-25 East 162nd Street, Jamaica, New York (Lot 30) that the 162nd Street Joint Venture I Borrower intends to develop. Additionally, the 162nd Street Joint Venture I Promissory Note and the 162nd Street Joint Venture II Promissory Note (as defined and described below) are cross-collateralized. The 162nd Street Joint Venture I Promissory Note bears interest at a rate of Libor + 7.5% per annum with a floor of 10% (10.0 % as of March 31, 2019). The 162nd Street Joint Venture I received an origination fee of 1.5% of the loan balance or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture I Promissory Note and will be amortized, to interest income using a straight-line method that approximates the effective interest method, over the initial term of the 162nd Street Joint Venture I Promissory Note. The 162nd Street Joint Venture I Promissory Note can be extended for an additional year at the discretion of the 162nd Street Joint Venture I Borrower provided certain conditions are met, including the funding of an additional reserve for interest and the payment of an extension fee equal to 1% of the outstanding loan balance.

Upon funding of the 162nd Street Joint Venture I Promissory Note, the 162nd Street Joint Venture I retained approximately $0.4 million of the proceeds to establish a reserve for interest and other items which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture I Promissory Note and will be applied against the monthly interest due during the initial term of the 162nd Street Joint Venture I Promissory Note.

162nd Street Joint Venture II

On February 5, 2019, a wholly-owned subsidiary of the Operating Partnership (the “162nd Street Sub II”) and an affiliate of the Sponsor (“CRE Capital II”) formed the 162nd Street Joint Venture II, a joint venture in which the Company and CRE Capital II have 45.45% and 55.55% ownership interests, respectively. On the same date, the 162nd Street Joint Venture II made a $9.2 million, nonrecourse loan (the “162nd Street Joint Venture II Promissory Note”) to an unaffiliated third party (the “162nd Street Joint Venture II Borrower”). The Company has determined that the 162nd Street Joint Venture II is a variable interest entity and the 162nd Street Sub II is the primary beneficiary.  Another wholly-owned subsidiary of the Operating Partnership is the manager and sole decision maker of the 162nd Street Joint Venture II. Since the 162nd Street Sub II is the primary beneficiary, beginning on February 5, 2019, the Company has consolidated the operating results and financial condition of the 162nd Street Joint Venture II and accounted for the ownership interest of CRE Capital II as a noncontrolling interest. The 162nd Street Joint Venture II Promissory Note is recorded in notes receivable on the consolidated balance sheet.

The 162nd Street Joint Venture II Promissory Note is due March 1, 2020 and is collateralized by the ownership interests of the 162nd Street Joint Venture II Borrower. The 162nd Street Joint Venture II Borrower owns a parcel of land located at 89-12 East 162nd Street, Jamaica, New York (Lot 50) that the 162nd Street Joint Venture II Borrower intends to develop. Additionally, the 162nd Street Joint Venture II Promissory Note and the 162nd Street Joint Venture I Promissory Note are cross-collateralized. The 162nd Street Joint Venture II Promissory Note bears interest at a rate of Libor + 7.5% per annum with a floor of 10% (10.0% as of March 31, 2019). The 162nd Street Joint Venture II received an origination fee of 1.5% of the loan balance or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture II Promissory Note and will be amortized, to interest income using a straight-line method that approximates the effective interest method, over the initial term of the 162nd Street Joint Venture II Promissory Note. The 162nd Street Joint Venture II Promissory Note can be extended for an additional year at the discretion of the 162nd Street Joint Venture II Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 1% of the outstanding loan balance.

Upon funding of the 162nd Street Joint Venture II Promissory Note, the 162nd Street Joint Venture II retained approximately $0.9 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture II Promissory Note and will be applied against the monthly interest due during the initial term of the 162nd Street Joint Venture II Promissory Note.

During the three months ended March 31, 2019, the Company recorded $0.2 million of interest income related to the Notes Receivable and as of March 31, 2019, the remaining reserves for interest and other items aggregated $1.2 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of March 31, 2019	Maturity Date	Amount Due at Maturity	As of March 31, 2019	As of December 31, 2018

Gantry Park	4.48%	4.48%	November 2024	$65,317	$73,031	$73,341

DePaul Plaza	LIBOR + 2.75%	5.26%	June 2020	13,494	13,971	14,072

Bowery Land and Air Rights	LIBOR + 4.25%	6.76%	December 2020	33,102	33,102	32,567

Exterior Street Land	4.50%	4.50%	April 2020	35,000	35,000	-

Total mortgages payable		5.04%		$146,913	155,104	119,980

Less: Deferred financing costs					(3,995)	(1,579)

Total mortgages payable, net					$151,109	$118,401

Libor as of March 31, 2019 and December 31, 2018 was 2.50% and 2.52%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On March 29, 2019, the Company entered into the Exterior Street Loan collateralized by the Exterior Street Land for $35.0 million. The Exterior Street Loan is scheduled to mature on April 9, 2020, with two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and bears interest at 4.50% through its maturity.

On December 3, 2018, the Company entered into the Bowery Mortgage collateralized by the Bowery Land and the Air Rights for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through March 31, 2019, the Company received aggregate proceeds of $33.1 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $33.1 million and $2.5 million, respectively, as of March 31, 2019.

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the option or refinance such existing indebtedness on or before its applicable stated maturity date. The Company has no additional significant maturities of mortgage debt over the next 12 months.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$1,210	$83,026	$1,328	$1,389	$1,454	$66,697	$155,104

Less: Deferred financing costs							(3,995)

Total principal maturities, net							$151,109

7.	Leases

The Company’s two retail properties and multi-family residential property are leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between 2019 and 2030.

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and continue to account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases. Some of our tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

We structure our leases to allow us to recover a portion of our property operating expenses from our tenants. A portion of our leases require the tenant to reimburse us for a portion of our operating expenses, including common area maintenance (“CAM”), real estate taxes and insurance. Such property operating expenses typically include utility, insurance and other administrative expenses. For some of our leases we receive a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses for the property. We accrue reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

As of March 31, 2019, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s two retail properties, due to us under non-cancelable are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$3,243	$3,566	$3,006	$2,448	$2,351	$7,504	$22,118

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

The Company has excluded our multi-family residential property leases from this table as substantially all of its multi-family residential property leases have initial terms of 12 months of less.

8.	Discontinued Operations

Disposition Transactions related to Gulf Coast Industrial Portfolio

The Company had an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage Loan”) which was originated in February 2007 and subsequently transferred during the third quarter of 2012 to a special servicer that discontinued scheduled debt service payments and notified the Company that the loan was in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage Loan was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) including ten properties located in Louisiana (seven properties located in New Orleans and three properties located in Baton Rouge, and collectively, the “Louisiana Properties”) and four properties located in San Antonio, Texas (the “San Antonio Properties”).

Foreclosure of San Antonio Assets

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the San Antonio Assets. The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million.

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon aggregate sales price of $20.7 million. The Company simultaneously received an aggregate credit of approximately $20.7 million which it applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

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

Since the Company’s performance obligations were met at the closing of the foreclosure sales and the Company had no continuing involvement with the San Antonio Assets an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during the second quarter of 2018.

During 2018, the disposition of the San Antonio Assets did not initially qualify to be reported as discontinued operations since their disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Assignment of Ownership in Louisiana Assets to Lender

On February 12, 2019, the Company and the lender of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which the Company assigned its membership interests in the Louisiana Assets to the lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all the other assets and related liabilities, including the Gulf Coast Industrial Mortgage and its accrued and unpaid interest, and released the Company of any claims against the liabilities assumed.

As a result of the Assignment Agreement, the Company has fully satisfied all of its obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not paid for interest (including default interest) and no amounts are due to the lender. Additionally, the Company has no continuing involvement with the Louisiana Assets.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the Company’s assignment of its ownership interests in the Louisiana Assets to the lender was approximately $37.0 million and $49.6 million, respectively.

Since the Company’s performance obligations were met upon the assignment of its ownership interests in the Louisiana Assets to the lender and the Company has no continuing involvement with the Louisiana Assets, an aggregate gain on debt extinguishment of approximately $13.6 million was recognized during the first quarter of 2019.

The disposition of the Louisiana Assets, which comprised all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results.

As a result of the disposition transactions related to both the San Antonio Assets and the Louisiana Assets, the Company no longer has any industrial properties. Because the Gulf Coast Industrial Portfolio Mortgage was cross-collateralized by the Gulf Coast Industrial Portfolio, comprised of both the San Antonio Assets and Louisiana Assets, the operating results of the entire Gulf Coast Industrial Portfolio have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

The following summary presents the operating results of the Gulf Coast Industrial Portfolio included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Three Months Ended March 31,
	2019	2018

Revenues	$409	$1,645
Operating expenses	317	1,169
Operating income	92	476

Interest expense and other, net	(226)	(1,207)
Gain on debt extinguisment	13,615	-
Net income/(loss) from discontinued operations	$13,481	$(731)

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following summary presents the major components of assets and liabilities held for disposition, of as the date indicated.

As of
December 31, 2018

Net investment property	$32,778
Restricted escrows	3,274
Other assets	1,174
Total assets held for disposition	$37,226

Mortgages payable	$30,642
Accounts payable and accrued expenses	19,069
Other liabilities	993
Total liabilities held for disposition	$50,704

9.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,823	$-
Asset management fees (general and administrative costs)	336	465
Property management fees (property operating expenses)	79	87
Development fees and leasing commissions*	74	77
Total	$2,312	$629

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

During both the three months ended March 31, 2019 and 2018, distributions of $0.5 million were declared and paid on the SLP units.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $80.7 million and $100.7 million as of March 31, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

During the three months ended March 31, 2019, the Company redeemed $10.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and as of March 31, 2019, remaining contributions of up to $2.3 million were unfunded. The Company did not make any additional contributions to the Preferred Investments during the three months ended March 31, 2019.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2019	December 31, 2018	March 31, 2019	2019	2018
40 East End Avenue	12%	$30,000	$30,000	$-	$900	$900
30-02 39th Avenue	12%	-	10,000	-	140	300
485 7th Avenue	12%	-	-	-	-	1,025
East 11th Street	12%	33,000	43,000	-	1,100	1,481
Miami Moxy	12%	17,733	17,733	2,267	532	374
Total Preferred Investments		$80,733	$100,733	$2,267	$2,672	$4,080

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture holds ownership interests in eight hotels as of March 31, 2019.

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of both March 31, 2019 and December 31, 2018, the carrying value of its investment was $1.3 million, which is included in investment in related parties on the consolidated balance sheets.

11.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$155.1	$154.9	$120.0	$119.8

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

13.	Subsequent Events

Distribution Payment

On April 15, 2019, the distribution for the three-month period ending March 31, 2019 of $4.1 million was paid in full using a combination of cash and approximately 5,000 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.23 per share.

Distribution Declaration

On May 7, 2019 the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2019. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2019 to shareholders of record as of June 30, 2019. The shareholders have an option to elect the receipt of shares under the Company’s DRIP.

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

As discussed in Notes 1 and 7 of the Notes to Consolidated Financial Statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

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

Lightstone REIT has and may continue to acquire and operate in the future, commercial, residential and hospitality properties and make real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through the Operating Partnership, and have included both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenant shopping centers), and residential properties comprised of multi-family complexes. All such properties have been and will continue to be acquired and operating by us alone or jointly with others.

As discussed in Notes 1 and 7 of the Notes to Consolidated Financial Statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of March 31, 2019, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Current Environment

Our operating results as well as our investment opportunities are generally impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as an availability of credit, financial markets volatility and recession.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units	Percentage Occupied as of March 31, 2019	Annualized Revenues based on rents at March 31, 2019	Annualized Revenues per square foot/unit at March 31, 2019

St. Augustine Outlet Center	St. Augustine, FL	1998	March 2006	327,862 GLA	75.6%	$2.8 million	$11.37 sqft
DePaul Plaza	Bridgeton, MO	1985	November 2011	187,142 GLA	84.5%	$2.0 million	$12.48 sqft
Gantry Park (Multi-Family Apartment Building)	Queens, NY	2013	August 2013	199 units	97.0%	$8.6 million	$44,685 unit

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Dispositions

Disposition Transactions related to Gulf Coast Industrial Portfolio

We had an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage Loan”) which was originated in February 2007 and subsequently transferred during the third quarter of 2012 to a special servicer that discontinued scheduled debt service payments and notified us that the loan was in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage Loan was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) including ten properties located in Louisiana (seven properties located in New Orleans and three properties located in Baton Rouge, and collectively, the “Louisiana Properties”) and four properties located in San Antonio, Texas (the “San Antonio Properties”).

Foreclosure of San Antonio Assets

On June 5, 2018, the special servicer completed a partial foreclosure of the Gulf Coast Industrial Portfolio pursuant to which it foreclosed on the San Antonio Assets. The San Antonio Assets were sold in a foreclosure sale by the special servicer for an aggregate amount of approximately $20.7 million.

Upon consummation of the foreclosure sale, the buyers assumed the significant risks and rewards of ownership and took legal title and physical possession of the San Antonio Assets for the agreed upon aggregate sales price of $20.7 million. We simultaneously received an aggregate credit of approximately $20.7 million which we applied against the total outstanding indebtedness (approximately $19.6 million and $1.1 million of principal and accrued interest payable, respectively) of the Gulf Coast Industrial Portfolio Mortgage.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the foreclosure of the San Antonio Assets were approximately $13.6 million and $20.7 million, respectively.

Since our performance obligations were met at the closing of the foreclosure sales and we had no continuing involvement with the San Antonio Assets an aggregate gain on disposition of real estate of approximately $7.1 million was recognized during the second quarter of 2018.

During 2018, the disposition of the San Antonio Assets did not initially qualify to be reported as discontinued operations since their disposition did not represent a strategic shift that had a major effect on our operations and financial results.

Assignment of Ownership in Louisiana Assets to Lender

On February 12, 2019, we and the lender of the Gulf Coast Industrial Portfolio Mortgage entered into an assignment agreement (the “Assignment Agreement”) pursuant to which we assigned our membership interests in the Louisiana Assets to the lender with an effective date of February 7, 2019. Under the terms of the Assignment Agreement, the lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Louisiana Assets and assumed all the other assets and related liabilities, including the Gulf Coast Industrial Mortgage and its accrued and unpaid interest, and released us of any claims against the liabilities assumed.

As a result of the Assignment Agreement, we have fully satisfied all of our obligations with respect to the Gulf Coast Industrial Portfolio Mortgage and all amounts accrued but not paid for interest (including default interest) and no amounts are due to the lender. Additionally, we have no continuing involvement with the Louisiana Assets.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with our assignment of our ownership interests in the Louisiana Assets to the lender was approximately $37.0 million and $49.6 million, respectively.

Since our performance obligations were met upon the assignment of our ownership interests in the Louisiana Assets to the lender and we have no continuing involvement with the Louisiana Assets, an aggregate gain on debt extinguishment of approximately $13.6 million was recognized during the first quarter of 2019.

The disposition of the Louisiana Assets, which comprised all of our remaining industrial properties, represented a strategic shift that had a major effect on our operations and financial results.

As a result of the disposition transactions related to both the San Antonio Assets and the Louisiana Assets, we no longer have any industrial properties. Because the Gulf Coast Industrial Portfolio Mortgage was cross-collateralized by the Gulf Coast Industrial Portfolio, comprised of both the San Antonio Assets and Louisiana Assets, the operating results of the entire Gulf Coast Industrial Portfolio have been classified as discontinued operations in our consolidated statements of operations for all periods presented.

For the Three Months Ended March 31, 2019 vs. March 31, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues were relatively unchanged at approximately $4.0 million during both the three months ended March 31, 2019 and 2018.

Property operating expenses

Property operating expenses were relatively unchanged at approximately $1.2 million during both the three months ended March 31, 2019 and 2018.

Real estate taxes

Real estate taxes were relatively unchanged at approximately $0.3 million during both the three months ended March 31, 2019 and 2018.

General and administrative expenses

General and administrative expenses decreased by approximately $0.4 million to $0.8 million for the three months ended March 31, 2019 compared to $1.2 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at approximately $1.3 million during both the three months ended March 31, 2019 and 2018.

Interest and dividend income

Interest and dividend income decreased by approximately $1.3 million to $3.9 million for the three months ended March 31, 2019 compared to $5.2 million for the same period in 2018. The decrease primarily reflects lower investment income of $1.4 million from our Preferred Investments partially offset by higher interest and dividend income from our investments in marketable securities of $0.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.2 million to $0.4 million for the three months ended March 31, 2019 compared to $1.6 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and a reduction in outstanding mortgage indebtedness during the 2019 period resulting from the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the three months ended March 31, 2019, we recorded an unrealized gain on marketable equity securities of $3.1 million and during the three months ended March 31, 2018, we recorded an unrealized loss on marketable equity securities of $3.8 million which represents the change in the fair value of our marketable equity securities during the three months ended March 31, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates, (iii) the ownership interest in the 162nd Street Joint Venture I held by an affiliate of our Sponsor and (iv) the ownership interest in the 162nd Street Joint Venture II held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities and the funding of our remaining contributions for investments in related parties (Preferred Investments) of up to $2.3 million as of March 31, 2019, generally through working capital, redemptions of our Preferred Investments, the remaining availability on the Bowery Mortgage ($2.5 million as of March 31, 2019) and new borrowings. As of March 31, 2019, we had approximately $69.8 million of cash and cash equivalents on hand and $63.3 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the option or refinance such existing indebtedness on or before its applicable stated maturity date. The Company has no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2019, our total borrowings of $173.1 million represented 50% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,823	$-
Asset management fees (general and administrative costs)	336	465
Property management fees (property operating expenses)	79	87
Development fees and leasing commissions*	74	77
Total	$2,312	$629

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2019	2018

Net cash flows provided by operating activities	$5,968	$4,476
Net cash flows used in investing activities	(18,399)	(35,436)
Net cash flows provided by/(used in) financing activities	48,566	(6,870)
Net change in cash, cash equivalents and restricted cash	36,135	(37,830)

Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of the period	$72,717	$81,389

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds and proceeds from redemptions of preferred investments in related parties. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions if authorized by our board of directors.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, including our investments in related parties (vii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our preferred investments in related parties, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

Net cash flows provided by operating activities of $6.0 million for the three months ended March 31, 2019 consists of the following:

•	cash inflows of approximately $5.8 million from our net income after adjustment for non-cash items; and

•	cash inflows of approximately $0.2 million associated with the net changes in operating assets and liabilities; and

•	net cash used in discontinued operation of $0.1 million.

Investing activities

The net cash used in investing activities of $18.4 million for the three months ended March 31, 2019 consists primarily of the following:

•	net purchases of investment property of approximately $74.3 million;

•	net funding of notes receivable of $12.0 million;

•	net proceeds from preferred investments in related parties of $20.0 million;

•	net proceeds from the sale and purchase of marketable securities of $48.2 million; and

•	net cash used in discontinued operation of $0.2 million.

Financing activities

The net cash provided by financing activities of approximately $48.6 million for the three months ended March 31, 2019 is primarily related to the following:

•	proceeds from mortgage financing, net of fees and expenses of $32.8 million;

•	debt principal payments $0.4 million;

•	proceeds from borrowings on our line of credit of $18.0 million;

•	contributions received from noncontrolling interests of $6.4 million;

•	redemptions and cancellation of common stock of $3.3 million;

•	aggregate distributions to our noncontrolling interests of $0.8 million; and

•	distributions to our common shareholders of $4.1 million.

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

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through March 31, 2019, the Company received aggregate proceeds of $33.1 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $33.1 million and $2.5 million, respectively, as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, we have incurred and capitalized to construction in progress an aggregate of $64.2 million and $63.3 million, respectively related to the acquisition of the Bowery Land and Air Rights and other development costs attributable to the Lower East Side Moxy Hotel.

Exterior Street Land

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. We currently expect to develop and construct a multi-family residential property on the Exterior Street Land.

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

As of March 31, 2019, we have incurred and capitalized to construction in progress an aggregate of $61.4 million related to the acquisition of the Exterior Street Land and other development costs attributable to the Exterior Street Land.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which we are developing a data center (the “Santa Clara Data Center”).

As of March 31, 2019, we have incurred and capitalized to construction in progress an aggregate of $11.3 million related to the acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center.

We believe our capital resources are sufficient to fund our expected development activities related to the Lower East Side Moxy Hotel, the Exterior Land and the Santa Clara Data Center for the next twelve months. However, we ultimately expect to finance a substantial portion of our development costs through construction loans. There can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $80.7 million and $100.7 million as of March 31, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the three months ended March 31, 2019, we redeemed $10.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and as of March 31, 2019, remaining contributions of up to $2.3 million were unfunded.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2019	December 31, 2018	March 31, 2019	2019	2018
40 East End Avenue	12%	$30,000	30,000	$-	$900	$900
30-02 39th Avenue	12%	-	10,000	-	140	300
485 7th Avenue	12%	-	-	-	-	1,025
East 11th Street	12%	33,000	43,000	-	1,100	1,481
Miami Moxy	12%	17,733	17,733	2,267	532	374
Total Preferred Investments		$80,733	$100,733	$2,267	$2,672	$4,080

Distribution Reinvestment Program (“DRIP”), Share Repurchase Program and Tender Offer

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2018 we repurchased approximately 5.0 million shares of common stock. For the three months ended March 31, 2019, we repurchased 306,182 shares of common stock for $10.87 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

Pursuant to the DRIP following its reactivation, the Company’s stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on shares of the Company’s common stock in additional shares of the Company’s common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 13, 2018, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2018, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of March 31, 2019, we had approximately10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offering to acquire up to 0.5 million shares of its common stock from the holders of the shares at a purchase price equal to $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”).  Unless extended or withdrawn, the Tender Offer will expire on May 31, 2019.  The Company has suspended its share repurchase program during the pendency of the Tender Offer as required by the rules of the United States Securities and Exchange Commission. No repurchases will be made under the share repurchase program during the pendency of this Tender Offer and for ten business days thereafter.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$1,210	$83,026	$1,328	$1,389	$1,454	$66,697	$155,104
Interest Payments [1]	5,864	6,446	3,191	3,130	3,065	2,917	24,613

Total Contractual Obligations	$7,074	$89,472	$4,519	$4,519	$4,519	$69,614	$179,717

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of March 31, 2019 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.35% as of March 31, 2019) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2019 and December 31, 2018.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $25.0 million. The Line of Credit expires on June 19, 2019 and bears interest at Libor plus 1.35% (3.85% as of March 31, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO guaranteed the Line of Credit. The amount outstanding under the Line of Credit was $18.0 million as of March 31, 2019 and is included in Notes Payable on the consolidated balance sheets. No amounts were outstanding under the Line of Credit as of December 31, 2018. We subsequently repaid the amount outstanding under the Line of Credit in full during April 2019.

We currently intend to seek to extend or replace the Line of Credit on or before its expiration. If we are unable to extend or replace the Line of Credit, we will repay the then outstanding balance, if any, in full at the expiration date using working capital, cash proceeds from the sale of assets and/or redemptions of our preferred investments in related parties.

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

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

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net income/(loss)	$20,227	$(795)
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,279	1,311
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-
Discontinued operations
Depreciation and amortization of real estate assets	121	462
Gain on disposal of investment property	(70)	-

FFO	21,557	978
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	(22)	-
Amortization of above or below market leases and liabilities(2)	(35)	(35)
Discontinued operations:
Gain on debt extinguishment	(13,615)	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)	(3,068)	3,699
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	311	3

MFFO	5,128	4,645
Straight-line rent(5)	$(4)	$15
MFFO - IPA recommended format(6)	$5,124	$4,660

Net income/(loss)	$20,227	$(795)
Less: (income)/loss attributable to noncontrolling interests	(854)	110
Net income/(loss) applicable to Company's common shares	$19,373	$(685)
Net income/(loss) per common share, basic and diluted	$0.83	$(0.03)

FFO	$21,557	$978
Less: FFO attributable to noncontrolling interests	(1,047)	(88)
FFO attributable to Company's common shares	$20,510	$890
FFO per common share, basic and diluted	$0.87	$0.04

MFFO - IPA recommended format	$5,124	$4,660
Less: MFFO attributable to noncontrolling interests	(577)	(450)
MFFO attributable to Company's common shares	$4,547	$4,210

Weighted average number of common shares outstanding, basic and diluted	23,478	24,781

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2019

FFO attributable to Company’s common shares	$228,572
Distributions paid	$219,951

On April 15, 2019, the distribution for the three-month period ending March 31, 2019 of $4.1 million was paid in full using a combination of cash and approximately 5,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 15, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

