Form 10-Q
period 2019-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2019-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐  No ☑

As of August 10, 2019, there were approximately 23.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2019	As of December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$36,687	$36,786
Building and improvements	117,178	117,852
Furniture and fixtures	2,317	2,265
Construction in progress	142,263	63,519
Gross investment property	298,445	220,422
Less accumulated depreciation	(31,590)	(30,028)
Net investment property	266,855	190,394
Investments in related parties	77,223	102,008
Cash and cash equivalents	43,558	35,565
Marketable securities and other investments	58,869	106,949
Restricted cash	2,401	1,017
Notes receivable, net	23,746	-
Prepaid expenses and other assets	3,011	3,050
Assets held for disposition	-	37,226
Total Assets	$475,663	$476,209

Liabilities and Stockholders' Equity
Mortgages payable, net	$151,902	$118,401
Accounts payable, accrued expenses and other liabilities	3,362	3,024
Due to related parties	271	432
Tenant allowances and deposits payable	703	611
Distributions payable	4,027	4,134
Deferred rental income	714	662
Liabilities held for disposition	-	50,704
Total Liabilities	160,979	177,968

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 23.1 million and 23.7 million shares issued and outstanding, respectively	231	237
Additional paid-in-capital	177,559	184,469
Accumulated other comprehensive loss	(169)	(2,251)
Accumulated surplus	111,215	101,382
Total Company's stockholders' equity	288,836	283,837

Noncontrolling interests	25,848	14,404

Total Stockholders' Equity	314,684	298,241

Total Liabilities and Stockholders' Equity	$475,663	$476,209

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$3,662	$3,617	$7,263	$7,268
Tenant recovery income	234	357	667	749
Total revenues	3,896	3,974	7,930	8,017
Expenses:
Property operating expenses	1,102	1,202	2,263	2,431
Real estate taxes	451	279	735	559
General and administrative costs	760	1,050	1,589	2,216
Depreciation and amortization	1,302	1,376	2,581	2,687
Total operating expenses	3,615	3,907	7,168	7,893
Operating income	281	67	762	124

Other income/(loss), net	157	(33)	113	76
Interest and dividend income	3,833	4,555	7,735	9,732
Interest expense	(288)	(1,489)	(687)	(3,086)
Unrealized (loss)/gain on marketable equity securities	(4,782)	3,467	(1,665)	(340)
Loss on sale and redemption of marketable securities	(314)	(75)	(625)	(78)
Net (loss)/income from continuing operations	(1,113)	6,492	5,633	6,428

Net income from discontinued operations	-	6,421	13,481	5,690
Net (loss)/income	(1,113)	12,913	19,114	12,118

Less: net income attributable to noncontrolling interests	(305)	(753)	(1,159)	(643)
Net (loss)/income attributable to Company's common shares	$(1,418)	$12,160	$17,955	$11,475

Basic and diluted net (loss)/income per Company's common share:
Continuing operations	$(0.07)	$0.23	$0.18	$0.23
Discontinued operations	-	0.26	0.58	0.23
Net (loss)/income per Company’s common share, basic and diluted	$(0.07)	$0.49	$0.76	$0.46

Weighted average number of common shares outstanding, basic and diluted	23,174	24,650	23,324	24,715

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss)/income	$(1,113)	$12,913	$19,114	$12,118

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale debt securities	141	(465)	1,501	(1,497)
Reclassification adjustment for loss included in net income	314	75	625	78

Other comprehensive income/(loss)	455	(390)	2,126	(1,419)

Comprehensive income/(loss)	(658)	12,523	21,240	10,699

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(314)	(746)	(1,203)	(615)

Comprehensive (loss)/income attributable to Company's common shares	$(972)	$11,777	$20,037	$10,084

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, March 31, 2018	24,722	$247	$193,245	$(1,018)	$97,477	$17,240	$307,191
Net income	-	-	-	-	12,160	753	12,913
Other comprehensive loss	-	-	-	(382)	-	(8)	(390)
Distributions declared (a)	-	-	-	-	(4,299)	-	(4,299)
Distributions paid to noncontrolling interests	-	-	-	-	-	(820)	(820)
Contributions received from noncontrolling interests	-	-	-	-	-	3	3
Redemption and cancellation of shares	(111)	(1)	(1,103)	-	-	-	(1,104)
BALANCE, June 30, 2018	24,611	$246	$192,142	$(1,400)	$105,338	$17,168	$313,494

(a) Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of other accumulated comprehensive income to accumulated surplus	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	11,475	643	12,118
Other comprehensive loss	-	-	-	(1,391)	-	(28)	(1,419)
Distributions declared (a)	-	-	-	-	(8,569)	-	(8,569)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,653)	(1,653)
Contributions received from noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(236)	(2)	(2,355)	-	-	-	(2,357)
BALANCE, June 30, 2018	24,611	$246	$192,142	$(1,400)	$105,338	$17,168	$313,494

(a) Distributions per share were $0.350.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, March 31, 2019	23,407	$235	$181,196	$(615)	$116,659	$20,852	$318,327
Net loss	-	-	-	-	(1,418)	305	(1,113)
Other comprehensive income	-	-	-	446	-	9	455
Distributions declared (a)	-	-	-	-	(4,026)	-	(4,026)
Distributions paid to noncontrolling interests	-	-	-	-	-	(880)	(880)
Contributions received from noncontrolling interests	-	-	-	-	-	5,562	5,562
Redemption, cancellation and tender of shares	(361)	(4)	(3,711)				(3,715)
Shares issued from distribution reinvestment program	6	-	74	-	-	-	74
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684

(a) Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	17,955	1,159	19,114
Other comprehensive income	-	-	-	2,082	-	44	2,126
Distributions declared (a)	-	-	-	-	(8,122)	-	(8,122)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,711)	(1,711)
Contributions received from noncontrolling interests	-	-	-	-	-	11,952	11,952
Redemption, cancellation and tender of shares	(667)	(7)	(7,036)				(7,043)
Shares issued from distribution reinvestment program	11	1	126	-	-	-	127
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684

(a) Distributions per share were $0.350.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,114	$12,118
Less net income – discontinued operations	13,481	5,690
Net income – continuing operations	5,633	6,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,581	2,687
Mark to market adjustment on derivative financial instruments	135	(151)
Unrealized loss on marketable equity securities, available for sale	1,665	340
Loss on sale and redemption of marketable securities, available for sale	625	78
Amortization of deferred financing costs	652	338
Noncash interest income	(747)	(70)
Other non-cash adjustments	351	-
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets Increase in prepaid expenses and other assets	(321)	(607)
Increase in tenant allowance and security deposits payable Increase in tenant allowances and deposits payable	92	18
Increase in accounts payable and accrued expenses Increase/(decrease) in accounts payable, accrued expenses and other liabilities	380	(1,328)
(Decrease)/increase in due to Sponsor Decrease in due to related parties	(161)	(75)
Increase in deferred rental income (Decrease)/increase in deferred rental income	(42)	52
Net cash provided by operating activities – continuing operations	10,843	7,710
Net cash (used in)/provided by operating activities – discontinued operations	(55)	1,568
Net cash provided by operating activities	10,788	9,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(78,879)	(431)
Purchase of marketable securities	(6,450)	(71,375)
Proceeds from sale of marketable securities	54,429	8,951
Investment in joint venture	(57)	(649)
Proceeds from joint venture	109	713
Funding of notes receivable	(22,999)	-
Proceeds from investments in related parties	27,000	60,000
Investments in related parties	(2,267)	(12,795)

Net cash used in investing activities – continuing operations	(29,114)	(15,586)
Net cash used in investing activities – discontinued operations	(239)	(374)
Net cash used in investing activities	(29,353)	(15,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	36,109	-
Mortgage principal payments	(808)	(21,182)
Payment of loan fees and expenses	(2,453)	-
Redemption and cancellation of common shares	(7,043)	(2,357)
Contributions received from noncontrolling interests	11,952	4
Distributions paid to noncontrolling interests	(1,711)	(1,653)
Distributions paid to Company's common stockholders	(8,104)	(8,658)

Net cash provided by/(used in) financing activities	27,942	(33,846)

Net change in cash, cash equivalents and restricted cash	9,377	(40,528)
Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of period	$45,959	$78,691

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$43,558	$75,960
Restricted cash	2,401	2,731
Total cash, cash equivalents and restricted cash	$45,959	$78,691

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of June 30, 2019.

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

As of June 30, 2019, on a collective basis, the Company wholly owned or majority owned and consolidated the operating results and financial condition of two retail properties (St. Augustine Outlet Center and DePaul Plaza) containing a total of approximately 0.5 million square feet of retail space, and one multi-family residential property (Gantry Park Landing) containing a total of 199 units. All of the Company’s properties are located within the United States. As of June 30, 2019, the St. Augustine Outlet Center, DePaul Plaza and Gantry Park Landing were 75%, 89% and 99% occupied, respectively.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offered to acquire up to 0.5 million shares of its common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on June 14, 2019, the Company repurchased approximately 60,420 of its shares of common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

Discontinued Operations

During the first quarter of 2019, a portfolio comprised of the Company’s industrial properties (the “Gulf Coast Industrial Portfolio”) which were previously included in the Company’s Industrial Segment, met the criteria to be classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of ten of the properties within the Gulf Coast Industrial Portfolio which are located in Louisiana (the “Louisiana Properties”) have been reclassified as held for disposition in the consolidated balance sheet as of December 31, 2018. The disposition of the Louisiana Properties, which represented all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore, upon their disposition, the operating results of the entire Gulf Coast Industrial Portfolio were classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented (See Note 8).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Segment Reporting

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. It historically operated within four business segments which were: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). Additionally, it presented as unallocated amounts (“Unallocated”) its (i) investments in real estate companies which were unconsolidated, (ii) other real estate-related investments and (iii) corporate operations. However, during 2015 the Company disposed of substantially all of its hospitality properties and subsequently in 2017 sold its only remaining hospitality property and therefore, no longer had a Hospitality Segment. Additionally, during the first quarter of 2019, the Company disposed of all of its remaining industrial properties and no longer has an Industrial Segment. As a result of these disposition activities, the Company only remaining properties were two retail properties (St. Augustine Outlet Center and DePaul Plaza) and one multi-family property (Gantry Park Landing).

Because of the changes in the composition of the Company’s real estate investments, the segment financial information is no longer relevant to the Company’s chief operating decision maker and it no longer is a driver of resource allocation decisions. Rather, the Company now evaluates all of its real estate investments as one operating segment and no longer reports any segment information in its consolidated financial statements.

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

In addition, 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) were issued during the years ended December 31, 2008 and 2009 and remain outstanding as of June 30, 2019.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of June 30, 2019, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates, (iii) the 162nd Street Joint Venture I held by an affiliate of the Company’s Sponsor, (iv) the 162nd Street Joint Venture II held by an affiliate of the Company’s Sponsor and (v) the Greenpoint Joint Venture held by an affiliate of the Company’s Sponsor. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 4). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York. The 162nd Street Joint Venture I, the 162nd Street Joint Venture II and the Greenpoint Joint Venture each hold a promissory note collateralized by land parcels being developed by unaffiliated third parties (see Note 5).

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

Consolidated VIEs

The Company consolidates the 162nd Street Joint Venture I, the 162nd Street Joint Venture II and the Greenpoint Joint Venture, which are variable interest entities, or VIEs, for which we are the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statements. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance resulted in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2019	2018

Cash paid for interest	$3,619	$3,995
Distributions declared but not paid	$4,027	$4,299
Investment property acquired but not paid	$307	$-
Assets transferred due to foreclosure	$37,299	$-
Liabilities extinguished in foreclosure	$50,914	$-
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$-	$15,476
Holding gain/loss on marketable securities	$2,126	$1,419
Value of shares issued from distribution reinvestment program	$127	$-

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Development Projects

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company incurred and capitalized to construction in progress an aggregate of $67.2 million (including the acquisition fee of $1.6 million and capitalized interest of $1.8 million) and $63.3 million (including the acquisition fee of $1.6 million), respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel. During the three and six months ended June 30, 2019, the Company capitalized interest of approximately $0.9 million and $1.8 million, respectively in connection with the development of the Lower East Side Moxy Hotel.

Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest at 4.50% and is scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land. In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million.

As of June 30, 2019, the Company incurred and capitalized to construction in progress an aggregate of $62.8 million (including the acquisition fee of $1.6 million and $1.0 million of capitalized interest) consisting of acquisition and other development costs attributable to the Exterior Street Project. During the three and six months ended June 30, 2019, the Company capitalized interest of approximately $0.7 million and $1.0 million, respectively in connection with the development of the Exterior Street Project.

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

As of June 30, 2019, the Company has incurred and capitalized to construction in progress an aggregate of $12.2 million (including the acquisition fee of $0.2 million and $0.2 million of capitalized interest) consisting of acquisition and other development costs attributable to the Santa Clara Data Center. During the three and six months ended June 30, 2019, the Company capitalized interest of approximately $0.1 million and $0.2 million, respectively in connection with the development of the Santa Clara Data Center.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities	$4,012	$299	$(16)	$4,295
Marco OP Units and Marco II OP Units	19,227	14,201	-	33,428
	23,239	14,500	(16)	37,723
Debt securities:
Corporate Bonds	16,242	73	(244)	16,071

Other Investments:
Certificate of Deposit	5,076	-	-	5,076
	5,076	-	-	5,076
Total	$44,557	$14,573	$(260)	$58,870

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities	$1,439	$230	$(18)	$1,651
Marco OP Units and Marco II OP Units	19,227	15,924	-	35,151
	20,666	16,154	(18)	36,802
Debt securities:
Corporate Bonds	65,817	124	(2,120)	63,821
Mortgage Backed Securities ("MBS")	1,615	-	(301)	1,314
	67,432	124	(2,421)	65,135
Other Investments:
Certificate of Deposit	5,012	-	-	5,012
	5,012	-	-	5,012
Total	$93,110	$16,278	$(2,439)	$106,949

As of both June 30, 2019 and December 31, 2018, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

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

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any impairment charges. As of June 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$4,295	$-	$-	$4,295
Marco OP and OP II Units	-	33,428	-	33,428
Corporate Bonds	-	16,071	-	16,071
Certificate of Deposit	-	5,076	-	5,076
Total	$4,295	$54,575	$-	$58,870

	Fair Value Measurement Using
As of December 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,651	$-	$-	$1,651
Marco OP and OP II Units	-	35,151	-	35,151
Corporate Bonds	-	63,821	-	63,821
MBS	-	1,314	-	1,314
Certificate of Deposit	-	5,012	-	5,012
Total	$1,651	$105,298	$-	$106,949

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2019
Due in 1 year	$4,723
Due in 1 year through 5 years	4,395
Due in 5 years through 10 years	4,250
Due after 10 years	5,431
Total	$18,799

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.25% as of June 30, 2019) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2019 and December 31, 2018.

Line of Credit

The Company had a non-revolving credit facility (the “Line of Credit”) with a financial institution which previously permitted borrowings up to $25.0 million and was scheduled to expire on June 19, 2019. Effective June 19, 2019, the Line of Credit was extended until June 19, 2021 and the amount available for borrowings was reduced to $20.0 million. The Line of Credit bears interest at Libor plus 1.35% (3.75% as of June 30, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of June 30, 2019 and December 31, 2018.

5.	Notes Receivable

162nd Street Joint Venture I

On February 5, 2019, a wholly-owned subsidiary of the Operating Partnership (the “162nd Street Sub I”) and an affiliate of the Sponsor (“CRE Capital I”) formed the 162nd Street Joint Venture I, a joint venture in which the Company and CRE Capital I have 45.45% and 55.55% ownership interests, respectively. On the same date, the 162nd Street Joint Venture I made a $4.2 million, nonrecourse loan (the “162nd Street Joint Venture I Promissory Note”) to an unaffiliated third party (the “162nd Street Joint Venture I Borrower”). The Company has determined that the 162nd Street Joint Venture I is a VIE and the 162nd Street Sub I is the primary beneficiary.  Another wholly-owned subsidiary of the Operating Partnership is the manager and sole decision maker of the 162nd Street Joint Venture I. Since the 162nd Street Sub I is the primary beneficiary, beginning on February 5, 2019, the Company has consolidated the operating results and financial condition of the 162nd Street Joint Venture I and accounted for the ownership interest of CRE Capital I as a noncontrolling interest. The 162nd Street Joint Venture I Promissory Note is recorded in notes receivable on the consolidated balance sheet.

The 162nd Street Joint Venture I Promissory Note is due March 1, 2020 and is collateralized by the ownership interests of the 162nd Street Joint Venture I Borrower. The 162nd Street Joint Venture I Borrower owns a parcel of land located at 89-25 East 162nd Street, Jamaica, New York (Lot 30) that the 162nd Street Joint Venture I Borrower intends to develop. Additionally, the 162nd Street Joint Venture I Promissory Note and the 162nd Street Joint Venture II Promissory Note (as defined and described below) are cross-collateralized. The 162nd Street Joint Venture I Promissory Note bears interest at a rate of Libor + 7.5% per annum with a floor of 10% (10.0 % as of June 30, 2019). The 162nd Street Joint Venture I received an origination fee of 1.5% of the loan balance or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture I Promissory Note and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 162nd Street Joint Venture I Promissory Note. The maturity of the 162nd Street Joint Venture I Promissory Note can be further extended for an additional one year at the discretion of the 162nd Street Joint Venture I Borrower provided certain conditions are met, including the funding of an additional reserve for interest and the payment of an extension fee equal to 1% of the outstanding loan balance.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Upon funding of the 162nd Street Joint Venture I Promissory Note, the 162nd Street Joint Venture I retained approximately $0.4 million of the proceeds to establish a reserve for interest and other items which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture I Promissory Note and is being applied against the monthly interest due during the initial term of the 162nd Street Joint Venture I Promissory Note.

162nd Street Joint Venture II

On February 5, 2019, a wholly-owned subsidiary of the Operating Partnership (the “162nd Street Sub II”) and an affiliate of the Sponsor (“CRE Capital II”) formed the 162nd Street Joint Venture II, a joint venture in which the Company and CRE Capital II have 45.45% and 55.55% ownership interests, respectively. On the same date, the 162nd Street Joint Venture II made a $9.2 million, nonrecourse loan (the “162nd Street Joint Venture II Promissory Note”) to an unaffiliated third party (the “162nd Street Joint Venture II Borrower”). The Company has determined that the 162nd Street Joint Venture II is a VIE and the 162nd Street Sub II is the primary beneficiary.  Another wholly-owned subsidiary of the Operating Partnership is the manager and sole decision maker of the 162nd Street Joint Venture II. Since the 162nd Street Sub II is the primary beneficiary, beginning on February 5, 2019, the Company has consolidated the operating results and financial condition of the 162nd Street Joint Venture II and accounted for the ownership interest of CRE Capital II as a noncontrolling interest. The 162nd Street Joint Venture II Promissory Note is recorded in notes receivable on the consolidated balance sheet.

The 162nd Street Joint Venture II Promissory Note is due March 1, 2020 and is collateralized by the ownership interests of the 162nd Street Joint Venture II Borrower. The 162nd Street Joint Venture II Borrower owns a parcel of land located at 89-12 East 162nd Street, Jamaica, New York (Lot 50) that the 162nd Street Joint Venture II Borrower intends to develop. Additionally, the 162nd Street Joint Venture II Promissory Note and the 162nd Street Joint Venture I Promissory Note are cross-collateralized. The 162nd Street Joint Venture II Promissory Note bears interest at a rate of Libor + 7.5% per annum with a floor of 10% (10.0% as of June 30, 2019). The 162nd Street Joint Venture II received an origination fee of 1.5% of the loan balance or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture II Promissory Note and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the 162nd Street Joint Venture II Promissory Note. The maturity of the 162nd Street Joint Venture II Promissory Note can be further extended for an additional one year at the discretion of the 162nd Street Joint Venture II Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 1% of the outstanding loan balance.

Upon funding of the 162nd Street Joint Venture II Promissory Note, the 162nd Street Joint Venture II retained approximately $1.0 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the 162nd Street Joint Venture II Promissory Note and is being applied against the monthly interest due during the initial term of the 162nd Street Joint Venture II Promissory Note.

Greenpoint Joint Venture

On April 5, 2019, a wholly-owned subsidiary of the Operating Partnership (the “Greenpoint Sub”) and an affiliate of the Sponsor (“CRE Greenpoint”) formed the Greenpoint Joint Venture, a joint venture in which the Company and CRE Greenpoint each have 50.0% ownership interests. On the same date, the Greenpoint Joint Venture made aggregate mortgage loans of $13.0 million (a $0.9 million mortgage loan and a $12.1 million mortgage loan, collectively, the “Greenpoint Joint Venture Mortgages”) to an unaffiliated third party (the “Greenpoint Joint Venture Borrower”). The Company has determined that the Greenpoint Joint Venture is a VIE and the Greenpoint Sub is the primary beneficiary.  Another wholly-owned subsidiary of the Operating Partnership is the manager and sole decision maker of the Greenpoint Joint Venture. Since the Greenpoint Sub is the primary beneficiary, beginning on April 5, 2019, the Company has consolidated the operating results and financial condition of the Greenpoint Joint Venture and accounted for the ownership interest of CRE Greenpoint as a noncontrolling interest. The Greenpoint Venture Mortgages are recorded in notes receivable on the consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Greenpoint Joint Venture Mortgages are due April 5, 2020 and are collateralized by parcels of land located at 47-16 through 47-24 Greenpoint Avenue, Sunnyside, New York, and the buildings and other improvements that the Greenpoint Joint Venture Borrower is currently developing. The Greenpoint Joint Venture Mortgages bear interest at a rate of Libor + 5.75% per annum with a floor of 8.25% (8.25% as of June 30, 2019). The Greenpoint Joint Venture received an origination fee of 1.0% of the loan balance or approximately $0.1 million, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the Greenpoint Joint Venture Mortgages and is being amortized to interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Greenpoint Joint Venture Mortgages. The maturity of the Greenpoint Joint Venture Mortgages can be further extended for two additional six-month periods at the discretion of the Greenpoint Joint Venture Borrower provided certain conditions are met, including the establishment of an additional reserve for interest and the payment of an extension fee equal to 1% of the outstanding loan balance.

Upon funding of the Greenpoint Joint Venture Mortgages, the Greenpoint Joint Venture retained approximately $1.7 million of the proceeds to establish a reserve for interest and other items, which is presented in the consolidated balance sheets as a direct deduction from the carrying value of the Greenpoint Joint Venture Mortgages and is being applied against the monthly interest due during the initial term of the Greenpoint Joint Venture Mortgages.

During the three and six months ended June 30, 2019, the Company recorded $0.6 million and $0.7 million, respectively, of interest income related to the Notes Receivable and as of June 30, 2019, the balance of the Notes Receivable was $26.4 million and the remaining reserves for interest and other items aggregated $2.7 million.

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of June 30, 2019	Maturity Date	Amount Due at Maturity	As of June 30, 2019	As of December 31, 2018

Gantry Park	4.48%	4.48%	November 2024	$65,317	$72,737	$73,341

DePaul Plaza	LIBOR + 2.75%	5.24%	June 2020	13,494	13,868	14,072

Bowery Land and Air Rights	LIBOR + 4.25%	6.74%	December 2020	33,676	33,676	32,567

Exterior Street Land	4.50%	4.50%	April 2020	35,000	35,000	-

Total mortgages payable		5.04%		$147,487	155,281	119,980

Less: Deferred financing costs					(3,379)	(1,579)

Total mortgages payable, net					$151,902	$118,401

Libor as of June 30, 2019 and December 31, 2018 was 2.40% and 2.52%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which bears interest at 4.50% and is scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through June 30, 2019, the Company received aggregate proceeds of $33.7 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $33.7 million and $1.9 million, respectively, as of June 30, 2019.

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the extension options or refinance the Exterior Street Loan on or before its applicable stated maturity date. The mortgage loan (the “DePaul Plaza Mortgage”) collateralized by the DePaul Plaza retail property (outstanding principal balance of $13.9 million as of June 30, 2019) matures on June 1, 2020. We currently expect to refinance all or a portion of the DePaul Plaza Mortgage on or before its scheduled maturity date. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$813	$83,600	$1,328	$1,389	$1,454	$66,697	$155,281

Less: Deferred financing costs							(3,379)

Total principal maturities, net							$151,902

7.	Leases

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

As of June 30, 2019, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s two retail properties, due to us under non-cancelable are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$2,110	$3,643	$3,232	$2,950	$2,853	$10,832	$25,620

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively, and, lease income of approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$1,370	$409	$3,015
Operating expenses	-	1,093	317	2,262
Operating income	-	277	92	753

Interest expense and other, net	-	(993)	(226)	(2,200)
Gain on disposition of real estate	-	7,137	-	7,137
Gain on debt extinguishment	-	-	13,615	-
Net income from discontinued operations	$-	$6,421	$13,481	$5,690

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$1,823	$-
Asset management fees (general and administrative costs)	301	427	638	891
Property management fees (property operating expenses)	76	136	155	289
Development fees and leasing commissions*	93	42	167	120
Total	$470	$605	$2,783	$1,300

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

During both the three and six months ended June 30, 2019 and 2018, distributions of $0.5 million were declared and paid on the SLP units.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $76.0 million and $100.7 million as of June 30, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the six months ended June 30, 2019, the Company (i) redeemed an aggregate of $17.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and (ii) made aggregate contributions of $2.3 million for the Miami Moxy Preferred Investment and as of June 30, 2019, there were no unfunded contributions.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2019	December 31, 2018	June 30,2019	2019	2018	2019	2018
40 East End Avenue	12%	$30,000	$30,000	$-	$910	$910	$1,810	$1,810
30-02 39th Avenue	12%	-	10,000	-	-	303	140	603
485 7th Avenue	12%	-	-	-	-	70	-	1,095
East 11th Street	12%	26,000	43,000	-	807	1,726	1,907	3,207
Miami Moxy	12%	20,000	17,733	-	558	398	1,090	772
Total Preferred Investments		$76,000	$100,733	$-	$2,275	$3,407	$4,947	$7,487

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture holds ownership interests in eight hotels as of June 30, 2019.

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of June 30, 2019 and December 31, 2018, the carrying value of its investment was $1.2 million and $1.3 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

11.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, notes receivable and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The carrying amount of the note receivable approximates fair value because the interest rate is variable and reflective of the market rate.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$155.3	$157.8	$120.0	$119.8

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

13.	Subsequent Events

Distribution Payment

On July 15, 2019, the distribution for the quarterly period ending June 30, 2019 of $4.0 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.23 per share.

Distribution Declaration

On August 6, 2019, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending September 30, 2019. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current rental revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

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

As discussed in Notes 1 and 8 of the Notes to Consolidated Financial Statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

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

As discussed in Notes 1 and 8 of the Notes to Consolidated Financial Statements, the results of operations presented below exclude certain properties due to their classification as discontinued operations.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of June 30, 2019, we continue to comply with the requirements for maintaining our REIT status.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units		Percentage Occupied as of June 30, 2019	Annualized Revenues based on rents at June 30, 2019	Annualized Revenues per square foot/unit at June 30, 2019

St. Augustine Outlet Center	St. Augustine, Florida	1998	March 2006	328,120	GLA	74.7%	$2.6 million	$10.78	sqft
DePaul Plaza	Bridgeton, Missouri	1985	November 2011	187,142	GLA	89.1%	$1.9 million	$11.59	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	August 2013	199	units	99.0%	$8.9 million	$45,019	unit

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

For the Three Months Ended June 30, 2019 vs. June 30, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased slightly by approximately $0.1 million to $3.9 million for the three months ended June 30, 2019 compared to $4.0 million for the same period in 2018.

Property operating expenses

Property operating expenses decreased slightly by approximately $0.1 million to $1.1 million for the three months ended June 30, 2019 compared to $1.2 million for the same period in 2018.

Real estate taxes

Real estate taxes increased by approximately $0.2 million to $0.5 million for the three months ended June 30, 2019 compared to $0.3 million for the same period in 2018. The increase was principally attributable to real estate taxes associated with our two land parcels located at 355 and 399 Exterior Street, New York (collectively, the “Exterior Street Land”) which were acquired in February 2019.

General and administrative expenses

General and administrative expenses decreased by approximately $0.2 million to $0.8 million for the three months ended June 30, 2019 compared to $1.0 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio.

Depreciation and amortization

Depreciation and amortization decreased slightly by approximately $0.1 million to $1.3 million for the three months ended June 30, 2019 compared to $1.4 million for the same period in 2018.

Interest and dividend income

Interest and dividend income decreased by approximately $0.6 million to $3.8 million for the three months ended June 30, 2019 compared to $4.6 million for the same period in 2018. The decrease primarily reflects lower investment income of $1.1 million from our Preferred Investments and a decrease in dividend income from our investments in marketable securities of $0.4 million partially offset by interest on our notes receivable of $0.6 million and an increase in interest earned on available cash of $0.2 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.2 million to $0.3 million for the three months ended June 30, 2019 compared to $1.5 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and a reduction in outstanding mortgage indebtedness during the 2019 period resulting from the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the three months ended June 30, 2019, we recorded an unrealized loss on marketable equity securities of $4.8 million and during the three months ended June 30, 2018, we recorded an unrealized gain on marketable equity securities of $3.5 million which represents the change in the fair value of our marketable equity securities during the three months ended June 30, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates, (iii) the ownership interest in the 162nd Street Joint Venture I held by an affiliate of our Sponsor, (iv) the ownership interest in the 162nd Street Joint Venture II held by an affiliate of our Sponsor and (v) the ownership interest in the Greenpoint Joint Venture held by an affiliate of the Company’s Sponsor.

For the Six Months Ended June 30, 2019 vs. June 30, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased slightly by approximately $0.1 million to $7.9 million for the six months ended June 30, 2019 compared to $8.0 million for the same period in 2018.

Property operating expenses

Property operating expenses decreased slightly by approximately $0.1 million to $2.3 million for the six months ended June 30, 2019 compared to $2.4 million for the same period in 2018.

Real estate taxes

Real estate taxes increased slightly by approximately $0.1 million to $0.7 million for the six months ended June 30, 2019 compared to $0.6 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased by approximately $0.6 million to $1.6 million for the six months ended June 30, 2019 compared to $2.2 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio.

Depreciation and amortization

Depreciation and amortization decreased slightly by approximately $0.1 million to $2.6 million for the six months ended June 30, 2019 compared to $2.7 million for the same period in 2018.

Interest and dividend income

Interest and dividend income decreased by approximately $2.0 million to $7.7 million for the six months ended June 30, 2019 compared to $9.7 million for the same period in 2018. The decrease primarily reflects lower investment income of $2.5 million from our Preferred Investments and a decrease in dividend income from our investments in marketable securities of $0.6 million partially offset by interest on our notes receivable of $0.8 million and an increase in interest earned on available cash of $0.3 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $2.4 million to $0.7 million for the six months ended June 30, 2019 compared to $3.1 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and a reduction in outstanding mortgage indebtedness during the 2019 period resulting from the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the six months ended June 30, 2019, we recorded an unrealized loss on marketable equity securities of $1.7 million and during the six months ended June 30, 2018, we recorded an unrealized loss on marketable equity securities of $0.3 million which represents the change in the fair value of our marketable equity securities during the six months ended June 30, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates, (iii) the ownership interest in the 162nd Street Joint Venture I held by an affiliate of our Sponsor, (iv) the ownership interest in the 162nd Street Joint Venture II held by an affiliate of our Sponsor and (v) the ownership interest in the Greenpoint Joint Venture held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, generally through working capital, redemptions of our Preferred Investments, the remaining availability on the Bowery Mortgage ($1.9 million as of June 30, 2019) and new borrowings. As of June 30, 2019, we had approximately $43.6 million of cash and cash equivalents on hand and $58.9 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the extension options or refinance the Exterior Street Loan on or before its applicable stated maturity date. The mortgage loan (the “DePaul Plaza Mortgage”) collateralized by the DePaul Plaza retail property (outstanding principal balance of $13.9 million as of June 30, 2019) matures on June 1, 2020. We currently expect to refinance all or a portion of the DePaul Plaza Mortgage on or before its scheduled maturity date. However, if we are unable to refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2019, our total borrowings of $155.3 million represented 45% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$1,823	$-
Asset management fees (general and administrative costs)	301	427	638	891
Property management fees (property operating expenses)	76	136	155	289
Development fees and leasing commissions*	93	42	167	120
Total	$470	$605	$2,783	$1,300

*	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2019	2018

Net cash flows provided by operating activities	$10,788	$9,278
Net cash flows used in investing activities	(29,353)	(15,960)
Net cash flows provided by/(used in) financing activities	27,942	(33,846)
Net change in cash, cash equivalents and restricted cash	9,377	(40,528)

Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of the period	$45,959	$78,691

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

Operating activities

Net cash flows provided by operating activities of $10.8 million for the six months ended June 30, 2019 consists of the following:

•	cash inflows of approximately $10.9 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.1 million associated with the net changes in operating assets and liabilities and net cash used in discontinued operations.

Investing activities

The net cash used in investing activities of $29.4 million for the six months ended June 30, 2019 consists primarily of the following:

•	net purchases of investment property of approximately $78.9 million;

•	net funding of notes receivable of $23.0 million;

•	net proceeds from preferred investments in related parties of $24.7 million;

•	net proceeds from the sale and purchase of marketable securities of $48.0 million; and

•	net cash used in discontinued operation of $0.2 million.

Financing activities

The net cash provided by financing activities of approximately $27.9 million for the six months ended June 30, 2019 is primarily related to the following:

•	proceeds from mortgage financing, net of fees and expenses of $33.7 million;

•	debt principal payments $0.8 million;

•	contributions received from noncontrolling interests of $12.0 million;

•	redemptions and cancellation of common stock of $7.0 million;

•	aggregate distributions to our noncontrolling interests of $1.7 million; and

•	distributions to our common shareholders of $8.1 million.

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

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through June 30, 2019, the Company received aggregate proceeds of $33.7 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $33.7 million and $1.9 million, respectively, as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, we incurred and capitalized to construction in progress an aggregate of $67.2 million and $63.3 million, respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest and 4.50% and is scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

As of June 30, 2019, we incurred and capitalized to construction in progress an aggregate of $62.8 million consisting of acquisition and other development costs attributable to the Exterior Street Project.

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

As of June 30, 2019, we have incurred and capitalized to construction in progress an aggregate of $12.2 million consisting of acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center.

We believe our capital resources are sufficient to fund our expected development activities related to the Lower East Side Moxy Hotel, the Exterior Land and the Santa Clara Data Center for the next 12 months. However, we ultimately expect to finance a substantial portion of our development costs through construction loans. There can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $76.0 million and $100.7 million as of June 30, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the six months ended June 30, 2019, we (i) redeemed an aggregate of $17.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and (ii) made aggregate contributions of $2.3 million for the Miami Moxy Preferred Investment and as of June 30, 2019, there were no unfunded contributions.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Unfunded Contributions	Investment Income
		As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2019	December 31, 2018	June 30,2019	2019	2018	2019	2018
40 East End Avenue	12%	$30,000	$30,000	$-	$910	$910	$1,810	$1,810
30-02 39th Avenue	12%	-	10,000	-	-	303	140	603
485 7th Avenue	12%	-	-	-	-	70	-	1,095
East 11th Street	12%	26,000	43,000	-	807	1,726	1,907	3,207
Miami Moxy	12%	20,000	17,733	-	558	398	1,090	772
Total Preferred Investments		$76,000	$100,733	$-	$2,275	$3,407	$4,947	$7,487

Distribution Reinvestment Program (“DRIP”), Share Repurchase Program and Tender Offer

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2018 we repurchased approximately 5.0 million shares of common stock. For the six months ended June 30, 2019, we repurchased 606,747 shares of common stock for $10.87 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

Pursuant to the DRIP following its reactivation, the Company’s stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on shares of the Company’s common stock in additional shares of the Company’s common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 13, 2018, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2018, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of June 30, 2019, we had approximately 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offered to acquire up to 0.5 million shares of its common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on June 14, 2019, the Company repurchased approximately 60,420 of its shares of common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$813	$83,600	$1,328	$1,389	$1,454	$66,697	$155,281
Interest Payments [1]	3,819	6,443	3,191	3,130	3,065	2,917	22,565

Total Contractual Obligations	$4,632	$90,043	$4,519	$4,519	$4,519	$69,614	$177,846

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of June 30, 2019 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (3.25% as of June 30, 2019) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2019 and December 31, 2018.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $20.0 million. The Line of Credit expires on June 19, 2021 and bears interest at Libor plus 1.35% (3.75% as of June 30, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of June 30, 2019 and December 31, 2018.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss)/income	$(1,113)	$12,913	$19,114	$12,118
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,302	1,376	2,581	2,687
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-	-	-
Discontinued operations
Depreciation and amortization of real estate assets	-	429	121	891
Gain on disposal of investment property	-	(7,137)	(70)	(7,137)
FFO	189	7,581	21,746	8,559
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	(22)	-
Amortization of above or below market leases and liabilities(2)	(35)	(35)	(70)	(70)
Discontinued operations:
Loss/(gain) on debt extinguishment	-	117	(13,615)	117
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	4,867	(3,510)	1,799	189
Non-recurring gains from extinguishment/sale of debt, derivatives or securities holdings(4)	314	75	625	78
MFFO	5,335	4,228	10,463	8,873
Straight-line rent(5)	$8	$97	$4	$112
MFFO - IPA recommended format(6)	$5,343	$4,325	$10,467	$8,985

Net (loss)/income	$(1,113)	$12,913	$19,114	$12,118
Less: income attributable to noncontrolling interests	(300)	(753)	(1,154)	(643)
Net (loss)/income applicable to Company's common shares	$(1,413)	$12,160	$17,960	$11,475
Net (loss)/income per common share, basic and diluted	$(0.06)	$0.49	$0.77	$0.46

FFO	$189	$7,581	$21,746	$8,559
Less: FFO attributable to noncontrolling interests	(492)	(806)	(1,539)	(894)
FFO attributable to Company's common shares	$(303)	$6,775	$20,207	$7,665
FFO per common share, basic and diluted	$(0.01)	$0.27	$0.87	$0.31

MFFO - IPA recommended format	$5,343	$4,325	$10,467	$8,985
Less: MFFO attributable to noncontrolling interests	(798)	(471)	(1,375)	(921)
MFFO attributable to Company's common shares	$4,545	$3,854	$9,092	$8,064

Weighted average number of common shares outstanding, basic and diluted	23,174	24,650	23,325	24,715

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2019

FFO attributable to Company’s common shares	$228,266
Distributions paid	$223,994

On July 15, 2019, the distribution for the three-month period ending June 30, 2019 of $4.0 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

