Form 10-Q
period 2019-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2019-11-12
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes   ☐     No   ☒

As of November 8, 2019, there were approximately 22.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2019	As of December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$30,664	$36,786
Building and improvements	101,674	117,852
Furniture and fixtures	2,346	2,265
Construction in progress	148,160	63,519
Gross investment property	282,844	220,422
Less accumulated depreciation	(28,700)	(30,028)
Net investment property	254,144	190,394
Investments in related parties	77,223	102,008
Cash and cash equivalents	22,834	35,565
Marketable securities and other investments	55,562	106,949
Restricted cash	1,608	1,017
Notes receivable, net	67,132	-
Prepaid expenses and other assets	2,122	3,050
Assets held for disposition	-	37,226
Total Assets	$480,625	$476,209

Liabilities and Stockholders' Equity
Mortgages payable, net	$139,013	$118,401
Accounts payable, accrued expenses and other liabilities	2,912	3,024
Due to related parties	337	432
Tenant allowances and deposits payable	587	611
Distributions payable	3,992	4,134
Deferred rental income	523	662
Liabilities held for disposition	-	50,704
Total Liabilities	147,364	177,968

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.8 million and 23.7 million shares issued and outstanding, respectively	228	237
Additional paid-in-capital	174,754	184,469
Accumulated other comprehensive income/(loss)	128	(2,251)
Accumulated surplus	111,102	101,382
Total Company's stockholders' equity	286,212	283,837
Noncontrolling interests	47,049	14,404
Total Stockholders' Equity	333,261	298,241
Total Liabilities and Stockholders' Equity	$480,625	$476,209

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$3,681	$3,702	$10,944	$10,970
Tenant recovery income	283	328	950	1,077
Total revenues	3,964	4,030	11,894	12,047

Expenses:
Property operating expenses	1,260	1,223	3,523	3,654
Real estate taxes	289	230	1,024	789
General and administrative costs	692	1,084	2,281	3,300
Depreciation and amortization	1,241	1,300	3,822	3,987
Total operating expenses	3,482	3,837	10,650	11,730
Operating income	482	193	1,244	317

Gain on disposition of real estate	1,013	-	1,013	-
Interest and dividend income	4,115	4,589	11,850	14,321
Interest expense	(441)	(1,236)	(1,128)	(4,322)
Other income, net	193	115	306	191
Unrealized (loss)/gain on marketable equity securities	(582)	1,436	(2,247)	1,096
Loss on sale and redemption of marketable securities	(94)	(3)	(719)	(81)

Net income from continuing operations	4,686	5,094	10,319	11,522

Net (loss)/income from discontinued operations	-	(605)	13,481	5,085

Net income	4,686	4,489	23,800	16,607

Less: net income attributable to noncontrolling interests	(809)	(465)	(1,968)	(1,108)

Net income attributable to Company's common shares	$3,877	$4,024	$21,832	$15,499

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.17	$0.19	$0.36	$0.42
Discontinued operations	-	(0.02)	0.58	0.21

Net income per Company’s common share, basic and diluted	$0.17	$0.17	$0.94	$0.63

Weighted average number of common shares outstanding, basic and diluted	22,859	24,299	23,168	24,575

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,686	$4,489	$23,800	$16,607

Other comprehensive income
Holding gain/(loss) on available for sale debt securities	210	127	1,711	(1,370)
Reclassification adjustment for loss included in net income	94	3	719	81

Other comprehensive income/(loss)	304	130	2,430	(1,289)

Comprehensive income	4,990	4,619	26,230	15,318

Less: Comprehensive income attributable to noncontrolling interests	(816)	(468)	(2,019)	(1,083)

Comprehensive income attributable to Company's common shares	$4,174	$4,151	$24,211	$14,235

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, June 30, 2018	24,611	$246	$192,142	$(1,400)	$105,338	$17,168	$313,494
Net income	-	-	-	-	4,024	465	4,489
Transfer of membership interests	-	-	1,500	-	-	(1,500)	-
Other comprehensive income	-	-	-	127	-	3	130
Distributions declared (a)	-	-	-	-	(4,240)	-	(4,240)
Distributions paid to noncontrolling interests	-	-	-	-	-	(909)	(909)
Contributions received from noncontrolling interests	-	-	-	-	-	2	2
Redemption and cancellation of shares	(599)	(6)	(5,734)	-	-	-	(5,740)
BALANCE, September 30, 2018	24,012	$240	$187,908	$(1,273)	$105,122	$15,229	$307,226

(a) Distributions per share were $0.175.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of other accumulated comprehensive income to accumulated surplus	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	15,499	1,108	16,607
Transfer of membership interests	-	-	1,500	-	-	(1,500)	-
Other comprehensive loss	-	-	-	(1,264)	-	(25)	(1,289)
Distributions declared (a)	-	-	-	-	(12,809)	-	(12,809)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,562)	(2,562)
Contributions received from noncontrolling interests	-	-	-	-	-	6	6
Redemption and cancellation of shares	(835)	(8)	(8,089)	-	-	-	(8,097)
BALANCE, September 30, 2018	24,012	$240	$187,908	$(1,273)	$105,122	$15,229	$307,226

(a) Distributions per share were $0.525.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684
Net income	-	-	-	-	3,877	809	4,686
Other comprehensive income	-	-	-	297	-	7	304
Distributions declared (a)	-	-	-	-	(3,990)	-	(3,990)
Distributions paid to noncontrolling interests	-	-	-	-	-	(785)	(785)
Contributions received from noncontrolling interests	-	-	-	-	-	21,170	21,170
Redemption, cancellation and tender of shares	(266)	(3)	(2,879)	-	-	-	(2,882)
Shares issued from distribution reinvestment program	7	-	74	-	-	-	74
BALANCE, September 30, 2019	22,793	$228	$174,754	$128	$111,102	$47,049	$333,261

(a) Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	21,832	1,968	23,800
Other comprehensive income	-	-	-	2,379	-	51	2,430
Distributions declared (a)	-	-	-	-	(12,112)	-	(12,112)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,496)	(2,496)
Contributions received from noncontrolling interests	-	-	-	-	-	33,122	33,122
Redemption, cancellation and tender of shares	(933)	(9)	(9,915)	-	-	-	(9,924)
Shares issued from distribution reinvestment program	18	-	200	-	-	-	200
BALANCE, September 30, 2019	22,793	$228	$174,754	$128	$111,102	$47,049	$333,261

(a) Distributions per share were $0.525.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,800	$16,607
Less net income – discontinued operations	13,481	5,085
Net income – continuing operations	10,319	11,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,822	3,987
Mark to market adjustment on derivative financial instruments	162	(163)
Unrealized loss/(gain) on marketable equity securities, available for sale	2,247	(1,096)
Loss on sale and redemption of marketable securities, available for sale	719	81
Gain on disposition of real estate	(1,013)	-
Amortization of deferred financing costs	1,330	401
Other non-cash adjustments	398	(105)
Noncash interest income	(1,770)	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(223)	(195)
Increase in tenant allowances and deposits payable	(24)	(30)
Decrease in accounts payable, accrued expenses and other liabilities	(127)	(1,008)
Decrease in due to related parties	(95)	(203)
(Decrease)/increase in deferred rental income	(139)	7
Net cash provided by operating activities – continuing operations	15,606	13,198
Net cash (used in)/provided by operating activities – discontinued operations	(55)	2,272
Net cash provided by operating activities	15,551	15,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(85,130)	(556)
Purchase of marketable securities	(10,526)	(72,477)
Proceeds from sale of marketable securities	61,376	9,982
Proceeds from sale of investment property	19,502	-
Investment in joint venture	(89)	(644)
Proceeds from joint venture	140	765
Funding of notes receivable	(65,363)	-
Proceeds from investments in related parties	27,000	60,000
Investments in related parties	(2,266)	(15,120)
Net cash used in investing activities – continuing operations	(55,356)	(18,050)
Net cash used in investing activities – discontinued operations	(239)	(476)
Net cash used in investing activities	(55,595)	(18,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	36,685	-
Mortgage principal payments	(14,974)	(21,568)
Payment of loan fees and expenses	(2,453)	-
Redemption and cancellation of common shares	(9,924)	(8,097)
Contributions received from noncontrolling interests	33,122	6
Distributions paid to noncontrolling interests	(2,496)	(2,562)
Distributions paid to Company's common stockholders	(12,056)	(12,956)

Net cash provided by/(used in) financing activities	27,904	(45,177)

Net change in cash, cash equivalents and restricted cash	(12,140)	(48,233)
Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of period	$24,442	$70,986

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$22,834	$61,829
Restricted cash	1,608	9,157
Total cash, cash equivalents and restricted cash	$24,442	$70,986

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

Lightstone REIT is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P., a Delaware limited partnership formed on July 12, 2004 (the “Operating Partnership”), in which Lightstone REIT as the general partner, held a 98% interest as of September 30, 2019.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of September 30, 2019, on a collective basis, the Company wholly owned or majority owned and consolidated the operating results and financial condition of one retail property (St. Augustine Outlet Center) containing a total of approximately 0.3 million square feet of retail space, and one multi-family residential property (Gantry Park Landing) containing a total of 199 units. All of the Company’s properties are located within the United States. As of September 30, 2019, the St. Augustine Outlet Center and Gantry Park Landing were 73% and 99% occupied, respectively.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offered to acquire up to 0.5 million shares of its common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on June 14, 2019, the Company repurchased approximately 63,532 of its shares of common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Segment Reporting

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. It historically operated within four business segments which were: (i) retail real estate (the “Retail Segment”), (ii) multi-family residential real estate (the “Multi-Family Residential Segment”), (iii) industrial real estate (the “Industrial Segment”) and (iv) hospitality (the “Hospitality Segment”). Additionally, it presented as unallocated amounts (“Unallocated”) its (i) investments in real estate companies which were unconsolidated, (ii) other real estate-related investments and (iii) corporate operations. However, during 2015 the Company disposed of substantially all of its hospitality properties and subsequently in 2017 sold its only remaining hospitality property and therefore, no longer had a Hospitality Segment. Additionally, during the first quarter of 2019, the Company disposed of all of its remaining industrial properties and no longer has an Industrial Segment and during the third quarter of 2019 the Company disposed of DePaul Plaza, a retail property. As a result of these disposition activities, the Company’s only remaining properties are one retail property (St. Augustine Outlet Center) and one multi-family property (Gantry Park Landing).

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

In addition, 497,209 units of common limited partnership interest in the Operating Partnership (“Common Units”) were issued during the years ended December 31, 2008 and 2009 and remain outstanding as of September 30, 2019.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of September 30, 2019, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 4). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable GAAP, and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, the Company accounts for the investment using the equity method of accounting.

There are judgments and estimates involved in determining if an entity in which the Company has made an investment is a VIE and, if so, whether the Company is the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

Consolidated VIEs

The Company consolidates the certain joint ventures which have originated nonrecourse loans to unaffiliated third-party borrowers (see Note 5) which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

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

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$5,621	$5,163
Distributions declared but not paid	$3,992	$4,240
Investment property acquired but not paid	$300	$6
Assets transferred due to foreclosure	$37,299	$13,521
Liabilities extinguished/credited in foreclosure	$50,914	$20,658
Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$-	$15,476
Holding gain/loss on marketable securities	$2,430	$1,289
Value of shares issued from distribution reinvestment program	$200	$-
Transfer of membership interests from noncontrolling interests to additional paid-in-capital	$-	$1,500

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

As of September 30, 2019 and December 31, 2018, the Company incurred and capitalized to construction in progress an aggregate of $71.0 million (including the acquisition fee of $1.6 million and capitalized interest of $3.2 million) and $63.3 million (including the acquisition fee of $1.6 million), respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel. During the three and nine months ended September 30, 2019, the Company capitalized interest of approximately $1.4 million and $3.2 million, respectively in connection with the development of the Lower East Side Moxy Hotel.

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

As of September 30, 2019, the Company incurred and capitalized to construction in progress an aggregate of $64.3 million (including the acquisition fee of $1.6 million and $2.6 million of capitalized interest) consisting of acquisition and other development costs attributable to the Exterior Street Project. During the three and nine months ended September 30, 2019, the Company capitalized interest of approximately $1.6 million and $2.6 million, respectively in connection with the development of the Exterior Street Project.

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

As of September 30, 2019, the Company has incurred and capitalized to construction in progress an aggregate of $12.8 million (including the acquisition fee of $0.2 million and $0.3 million of capitalized interest) consisting of acquisition and other development costs attributable to the Santa Clara Data Center. During the three and nine months ended September 30, 2019, the Company capitalized interest of approximately $0.1 million and $0.3 million, respectively in connection with the development of the Santa Clara Data Center.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.      Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities	$4,012	$576	$(15)	$4,573
Marco OP Units and Marco II OP Units	19,227	13,342	-	32,569
	23,239	13,918	(15)	37,142
Debt securities:
Corporate Bonds	18,287	179	(46)	18,420

Total	$41,526	$14,097	$(61)	$55,562

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities	$1,439	$230	$(18)	$1,651
Marco OP Units and Marco II OP Units	19,227	15,924	-	35,151
	20,666	16,154	(18)	36,802
Debt securities:
Corporate Bonds	65,817	124	(2,120)	63,821
Mortgage Backed Securities ("MBS")	1,615	-	(301)	1,314
	67,432	124	(2,421)	65,135
Other Investments:
Certificate of Deposit	5,012	-	-	5,012
	5,012	-	-	5,012
Total	$93,110	$16,278	$(2,439)	$106,949

As of both September 30, 2019 and December 31, 2018, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”).

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

The Company considers the declines in market value of certain of its investments to be temporary in nature as the unrealized losses were caused primarily by changes in market interest rates or widening credit spreads. When evaluating these investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment charges. As of September 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$4,573	$-	$-	$4,573
Marco OP and OP II Units	-	32,569	-	32,569
Corporate Bonds	-	18,420	-	18,420
Certificate of Deposit	-	-	-	-
Total	$4,573	$50,989	$-	$55,562

	Fair Value Measurement Using
As of December 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,651	$-	$-	$1,651
Marco OP and OP II Units	-	35,151	-	35,151
Corporate Bonds	-	63,821	-	63,821
MBS	-	1,314	-	1,314
Certificate of Deposit	-	5,012	-	5,012
Total	$1,651	$105,298	$-	$106,949

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2019
Due in 1 year	$2,016
Due in 1 year through 5 years	2,530
Due in 5 years through 10 years	4,303
Due after 10 years	9,571
Total	$18,420

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.87% as of September 30, 2019) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2019 and December 31, 2018.

Line of Credit

The Company had a non-revolving credit facility (the “Line of Credit”) with a financial institution which previously permitted borrowings up to $25.0 million and was scheduled to expire on June 19, 2019. Effective June 19, 2019, the Line of Credit was extended until June 19, 2021 and the amount available for borrowings was reduced to $20.0 million. The Line of Credit bears interest at Libor plus 1.35% (3.37% as of September 30, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of September 30, 2019 and December 31, 2018.

5.	Notes Receivable

Beginning in 2019, the Company has formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly-owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

The NR Subsidiaries and NR Affiliates have varying ownership interests in the NR Joint Ventures and certain other wholly-owned subsidiaries of the Operating Partnership serve as the manager and are the sole decision-maker for each of the NR Joint Ventures.

The Company has determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries.  Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, the Company has consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests.

The Joint Venture Promissory Notes provide for monthly interest at a prescribed variable rate, subject to a floor. In connection with funding of the Joint Venture Promissory Notes, the NR Joint Ventures have received origination fees (1.00% -1.50%) based on the principal amount of the loan and retained a portion of the loan proceeds to establish a reserve for interest and other items (the “Loan Reserves”). The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Joint Venture Promissory Notes generally have an initial term of one year and may provide for an additional one-year extension option subject to satisfaction of certain prescribed conditions, including the funding of an additional reserve for interest and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

The origination fees received are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are amortized into interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Joint Venture Promissory Notes. The Loan Reserves are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are applied against the monthly interest due over the initial term.

The Notes Receivable are summarized as follows:

	Company's	Original			Initial	Contractual	As of September 30, 2019
Joint Venture/Lender	Ownership Percentage	Loan Amount	Origination Fee	Origination Date	Maturity Date	Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1, 2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(191)	$(22)	$4,021

LSC 162nd Capital II LLC	45.45%	$9,166	1.50%	February 5, 2019	March 1, 2020	Libor plus 7.50% (Floor of 10%)	9,166	(413)	(48)	8,705

LSC 47-16 Greenpoint LLC	50%	$13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	13,000	(161)	(66)	12,773

LSC 1543 7th LLC	50%	$20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(895)	(181)	18,924

LSC 1650 Lincoln LLC	50%	$24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(1,074)	(217)	22,709

Total							$70,400	$(2,734)	$(534)	$67,132

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
Joint Venture/Lender	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
LSC 162nd Capital I LLC	$118	$-	$321	$-

LSC 162nd Capital II LLC	269	-	695	-

LSC 47-16 Greenpoint LLC	313	-	597	-

LSC 1543 7th LLC	168	-	168	-

LSC 1650 Lincoln LLC	201	-	202	-

Total	$1,069	$-	$1,983	$-

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate as of September 30, 2019	Maturity Date	Amount Due at Maturity	As of September 30, 2019	As of December 31, 2018
Gantry Park	4.48%	4.48%	November 2024	$65,317	$72,438	$73,341

DePaul Plaza		(Repaid in full on September 20, 2019)		-	-	14,072

Bowery Land and Air Rights	LIBOR + 4.25%	6.71%	December 2020	34,252	34,252	32,567

Exterior Street Land	4.50%	4.50%	April 2020	35,000	35,000	-

Total mortgages payable		5.02%		$134,569	141,690	119,980

Less: Deferred financing costs					(2,677)	(1,579)

Total mortgages payable, net					$139,013	$118,401

Libor as of September 30, 2019 and December 31, 2018 was 2.02% and 2.52%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On September 20, 2019, approximately $13.8 million of the proceeds from the disposition of DePaul Plaza were used to repay in full the existing non-recourse mortgage loan collateralized by the DePaul Plaza (See note 8).

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which bears interest at 4.50% and is scheduled to initially mature on April 9, 2020 but may be further extended through the exercise of two, six-month extension options, subject to certain conditions. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through September 30, 2019, the Company received aggregate proceeds of $34.3 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $34.3 million and $1.3 million, respectively, as of September 30, 2019.

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the extension options or refinance the Exterior Street Loan on or before its applicable stated maturity date. However, if we are unable to extend or refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$311	$70,512	$1,328	$1,389	$1,454	$66,696	$141,690

Less: Deferred financing costs							(2,677)

Total principal maturities, net							$139,013

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Leases

The Company’s retail property and multi-family residential property are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between 2019 and 2026.

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

As of September 30, 2019, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$537	$1,833	$1,433	$1,184	$1,114	$686	$6,787

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and, lease income of approximately $0.5 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

The Company has excluded our multi-family residential property leases from this table as substantially all of its multi-family residential property leases have initial terms of 12 months of less.

8.	Dispositions and Discontinued Operations

Dispositions - Continuing Operations

The following disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results and therefore did not qualify to be reported as discontinued operations and its operating results are reflected in the Company’s results from continuing operations in the consolidated statements of operations for all periods presented through the date of disposition:

DePaul Plaza

On September 20, 2019, the Company disposed of a retail center located in Bridgeton, Missouri (“DePaul Plaza”), to an unrelated third party for aggregate consideration of approximately $19.8 million, excluding closing and other related costs. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $1.0 million during the third quarter of 2019.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Dispositions - Discontinued Operations

The following dispositions qualified to be reported as discontinued operations and their operating results are classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$-	$966	$409	$3,981
Operating expenses	-	804	317	3,066
Operating income	-	162	92	915

Interest expense and other, net	-	(767)	(226)	(2,967)
	-	-		-
Gain on disposition of real estate	-	-	-	7,137

Gain on debt extinguishment	-	-	13,615	-
Net (loss)/income from discontinued operations	$-	$(605)	$13,481	$5,085

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$1,823	$-
Asset management fees (general and administrative costs)	303	392	941	1,283
Property management fees (property operating expenses)	67	120	222	409
Development fees and leasing commissions*	-	62	167	182
Total	$370	$574	$3,153	$1,874
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

During both the three and nine months ended September 30, 2019 and 2018, distributions of $0.5 million and $1.5 million were declared and paid on the SLP units.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $76.0 million and $100.7 million as of September 30, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2019, the Company (i) redeemed an aggregate of $17.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and (ii) made aggregate contributions of $2.3 million for the Miami Moxy Preferred Investment and as of September 30, 2019, there were no unfunded contributions.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
		As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	September 30, 2019	December 31, 2018	2019	2018	2019	2018
40 East End Avenue	12%	$30,000	$30,000	$920	$920	$2,730	$2,730
30-02 39th Avenue	12%	-	10,000	-	307	140	910
485 7th Avenue	12%	-	-	-	-	-	1,095
East 11th Street	12%	26,000	43,000	797	1,763	2,705	4,970
Miami Moxy	12%	20,000	17,733	615	457	1,705	1,229
Total Preferred Investments		$76,000	$100,733	$2,332	$3,447	$7,280	$10,934

Note:

(1)	– Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture holds ownership interests in eight hotels as of September 30, 2019.

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of September 30, 2019 and December 31, 2018, the carrying value of its investment was $1.2 million and $1.3 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$141.7	$143.1	$120.0	$119.8

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

Distribution Payment

On October 15, 2019, the distribution for the quarterly period ending September 30, 2019 of $4.0 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program (“DRIP”), at a discounted price of $11.23 per share.

Distribution Declaration

On November 11, 2019, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending December 31, 2019. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

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

Beginning with the year ended December 31, 2006, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of September 30, 2019, we continue to comply with the requirements for maintaining our REIT status.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units	Percentage Occupied as of September 30, 2019	Annualized Revenues based on rents at September 30, 2019	Annualized Revenues per square foot/unit at September 30, 2019
St. Augustine Outlet Center (Retail Outlet Mall)	St. Augustine, Florida	1998	March 2006	328,120 GLA	73.4%	$2.4 million	$9.78 sqft
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	August 2013	199 units	98.5%	$8.9 million	$45,411 unit

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Results of Operations

Dispositions

Dispositions - Continuing Operations

The following disposition did not represent a strategic shift that had a major effect on our operations and financial results and therefore did not qualify to be reported as discontinued operations and its operating results are reflected in tour results from continuing operations in the consolidated statements of operations for all periods presented through the date of disposition:

DePaul Plaza

On September 20, 2019, we disposed of a retail center located in Bridgeton, Missouri (“DePaul Plaza”), to an unrelated third party for aggregate consideration of approximately $19.8 million, excluding closing and other related costs. In connection with the disposition, we recorded a gain on the disposition of real estate of approximately $1.0 million during the third quarter of 2019.

Dispositions - Discontinued Operations

The following dispositions qualified to be reported as discontinued operations and their operating results are classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

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

For the Three Months Ended September 30, 2019 vs. September 30, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues for both the three months ended September 30, 2019 and 2018 were $4.0 million.

Property operating expenses

Property operating expenses increased slightly by approximately $0.1 million to $1.3 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018.

Real estate taxes

Real estate taxes increased slightly by approximately $0.1 million to $0.3 million for the three months ended September 30, 2019 compared to $0.2 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased by approximately $0.4 million to $0.7 million for the three months ended September 30, 2019 compared to $1.1 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio.

Depreciation and amortization

Depreciation and amortization decreased slightly by approximately $0.1 million to $1.2 million for the three months ended September 30, 2019 compared to $1.3 million for the same period in 2018.

Gain on disposition of real estate

During the three months ended September 30, 2019, we recognized gain on disposition of real estate of approximately $1.0 million related to the disposition of DePaul Plaza.

Interest and dividend income

Interest and dividend income decreased by approximately $0.5 million to $4.1 million for the three months ended September 30, 2019 compared to $4.6 million for the same period in 2018. The decrease primarily reflects lower investment income of $1.1 million from our Preferred Investments and a decrease in dividend income from our investments in marketable securities of $0.4 million partially offset by interest income earned on our notes receivable of $0.9 million and an increase in interest earned on available cash of $0.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $0.8 million to $0.4 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and a reduction in outstanding mortgage indebtedness during the 2019 period resulting from the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the three months ended September 30, 2019, we recorded an unrealized loss on marketable equity securities of $0.6 million and during the three months ended September 30, 2018, we recorded an unrealized gain on marketable equity securities of $1.4 million which represents the change in the fair value of our marketable equity securities during the three months ended September 30, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates, (iv) the ownership interest in various joint ventures held by affiliates of our Sponsor that hold promissory notes collateralized by land parcels being developed by unaffiliated third parties.

For the Nine Months Ended September 30, 2019 vs. September 30, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased slightly by approximately $0.1 million to $11.9 million for the nine months ended September 30, 2019 compared to $12.0 million for the same period in 2018.

Property operating expenses

Property operating expenses decreased by approximately $0.2 million to $3.5 million for the nine months ended September 30, 2019 compared to $3.7 million for the same period in 2018.

Real estate taxes

Real estate taxes increased by approximately $0.2 million to $1.0 million for the nine months ended September 30, 2019 compared to $0.8 million for the same period in 2018. The increase was principally attributable to real estate taxes associated with our two land parcels located at 355 and 399 Exterior Street, New York (collectively, the “Exterior Street Land”) which were acquired in February 2019.

General and administrative expenses

General and administrative expenses decreased by approximately $1.0 million to $2.3 million for the nine months ended September 30, 2019 compared to $3.3 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.2 million to $3.8 million for the nine months ended September 30, 2019 compared to $4.0 million for the same period in 2018.

Gain on disposition of real estate

During the nine months ended September 30, 2019, we recognized a third quarter gain on disposition of real estate of approximately $1.0 million related to the disposition of DePaul Plaza.

Interest and dividend income

Interest and dividend income decreased by approximately $2.4 million to $11.9 million for the nine months ended September 30, 2019 compared to $14.3 million for the same period in 2018. The decrease primarily reflects lower investment income of $3.7 million from our Preferred Investments and a decrease in dividend income from our investments in marketable securities of $1.0 million partially offset by interest on our notes receivable of $1.7 million and an increase in interest earned on available cash of $0.4 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $3.2 million to $1.1 million for the nine months ended September 30, 2019 compared to $4.3 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and a reduction in outstanding mortgage indebtedness during the 2019 period resulting from the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the nine months ended September 30, 2019, we recorded an unrealized loss on marketable equity securities of $2.2 million and during the nine months ended September 30, 2018, we recorded an unrealized gain on marketable equity securities of $1.1 million which represents the change in the fair value of our marketable equity securities during the nine months ended September 30, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (iv) the ownership interest in various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, the remaining availability on the Bowery Mortgage ($1.3 million as of September 30, 2019) and new borrowings. As of September 30, 2019, we had approximately $22.8 million of cash and cash equivalents on hand and $55.6 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2019) initially matures on April 9, 2020 but has two, six-month extension options, subject to certain conditions. The Company intends to seek to exercise the extension options or refinance the Exterior Street Loan on or before its applicable stated maturity date. However, if we are unable to extend or refinance the outstanding indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2019, our total borrowings of $141.7 million represented 39% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$1,823	$-
Asset management fees (general and administrative costs)	303	392	941	1,283
Property management fees (property operating expenses)	67	120	222	409
Development fees and leasing commissions*	-	62	167	182
Total	$370	$574	$3,153	$1,874

*   Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2019	2018
Net cash flows provided by operating activities	$15,551	$15,470
Net cash flows used in investing activities	(55,595)	(18,526)
Net cash flows provided by/(used in) financing activities	27,904	(45,177)
Net change in cash, cash equivalents and restricted cash	(12,140)	(48,233)

Cash, cash equivalents and restricted cash, beginning of year	36,582	119,219
Cash, cash equivalents and restricted cash, end of the period	$24,442	$70,986

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

Operating activities

Net cash flows provided by operating activities of $15.6 million for the nine months ended September 30, 2019 consists of the following:

•	cash inflows of approximately $16.2 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.6 million associated with the net changes in operating assets and liabilities and net cash used in discontinued operations.

Investing activities

The net cash used in investing activities of $55.6 million for the nine months ended September 30, 2019 consists primarily of the following:

•	net purchases of investment property of approximately $85.1 million;

•	net funding of notes receivable of $65.4 million;

•	net proceeds from the sale of DePaul Plaza of $19.5 million;

•	net proceeds from preferred investments in related parties of $24.7 million;

•	net proceeds from the sale and purchase of marketable securities of $50.9 million; and

•	net cash used in discontinued operation of $0.2 million.

Financing activities

The net cash provided by financing activities of approximately $27.9 million for the nine months ended September 30, 2019 is primarily related to the following:

•	proceeds from mortgage financing, net of fees and expenses of $34.2 million;

•	debt principal payments $15.0 million;

•	contributions of $33.1 million received from the noncontrolling interests in our joint ventures which have originated nonrecourse loans to unaffiliated third-party borrowers;

•	redemptions and cancellation of common stock of $9.9 million;

•	aggregate distributions to our noncontrolling interests of $2.5 million; and

•	distributions to our common shareholders of $12.1 million.

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

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through September 30, 2019, we received aggregate proceeds of $34.3 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $34.3 million and $1.3 million, respectively, as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, we incurred and capitalized to construction in progress an aggregate of $71.0 million and $63.3 million, respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel.

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

As of September 30, 2019, we incurred and capitalized to construction in progress an aggregate of $64.3 million consisting of acquisition and other development costs attributable to the Exterior Street Project.

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

As of September 30, 2019, we have incurred and capitalized to construction in progress an aggregate of $12.8 million consisting of acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center.

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

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $76.0 million and $100.7 million as of September 30, 2019 and December 31, 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2019, we (i) redeemed an aggregate of $17.0 million of the East 11th Street Preferred Investment and the entire 30-02 39th Street Preferred Investment of $10.0 million and (ii) made aggregate contributions of $2.3 million for the Miami Moxy Preferred Investment and as of September 30, 2019, there were no unfunded contributions.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
		As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	2019	2018	2019	2018	2019	2018
40 East End Avenue	12%	$30,000	$30,000	$920	$920	$2,730	$2,730
30-02 39th Avenue	12%	-	10,000	-	307	140	910
485 7th Avenue	12%	-	-	-	-	-	1,095
East 11th Street	12%	26,000	43,000	797	1,763	2,705	4,970
Miami Moxy	12%	20,000	17,733	615	457	1,705	1,229
Total Preferred Investments		$76,000	$100,733	$2,332	$3,447	$7,280	$10,934

Note:

(1)	– Included in interest and dividend income on the statements of operations.

Notes Receivable

Beginning in 2019, we formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly-owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

We determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries.  Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, we consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests.

The Joint Venture Promissory Notes generally have an initial term of one year and may provide for an additional one-year extension option subject to satisfaction of certain prescribed conditions, including the funding of an additional reserve for interest and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets. The origination fees received are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are amortized into interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Joint Venture Promissory Notes. The Loan Reserves are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are applied against the monthly interest due over the initial term.

The Notes Receivable are summarized as follows:

							As of September 30, 2019
	Company's Ownership	Original Loan	Origination	Origination	Initial Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1, 2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(191)	$(22)	$4,021

LSC 162nd Capital II LLC	45.45%	$9,166	1.50%	February 5, 2019	March 1, 2020	Libor plus 7.50% (Floor of 10%)	9,166	(413)	(48)	8,705

LSC 47-16 Greenpoint LLC	50%	$13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	13,000	(161)	(66)	12,773

LSC 1543 7th LLC	50%	$20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(895)	(181)	18,924

LSC 1650 Lincoln LLC	50%	$24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(1,074)	(217)	22,709

Total							$70,400	$(2,734)	$(534)	$67,132

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Joint Venture/Lender	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
LSC 162nd Capital I LLC	$118	$-	$321	$-

LSC 162nd Capital II LLC	269	-	695	-

LSC 47-16 Greenpoint LLC	313	-	597	-

LSC 1543 7th LLC	168	-	168	-

LSC 1650 Lincoln LLC	201	-	202	-

Total	$1,069	$-	$1,983	$-

Distribution Reinvestment Program (“DRIP”), Share Repurchase Program and Tender Offer

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2018 we repurchased approximately 5.0 million shares of common stock. For the nine months ended September 30, 2019, we repurchased 869,886 shares of common stock for $10.87 per share, pursuant to our share repurchase program. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and from our operating funds.

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

Pursuant to the DRIP following its reactivation, the Company’s stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on shares of the Company’s common stock in additional shares of the Company’s common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 13, 2018, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2018, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of September 30, 2019, we had approximately 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which it is offered to acquire up to 0.5 million shares of its common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on June 14, 2019, the Company repurchased approximately 63,532 of its shares of common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2019.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$311	$70,512	$1,328	$1,389	$1,454	$66,696	$141,690
Interest Payments [1]	1,760	5,993	3,191	3,130	3,065	2,917	20,056

Total Contractual Obligations	$2,071	$76,505	$4,519	$4,519	$4,519	$69,613	$161,746

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of September 30, 2019 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.87% as of September 30, 2019) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2019 and December 31, 2018.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $20.0 million. The Line of Credit expires on June 19, 2021 and bears interest at Libor plus 1.35% (3.37% as of September 30, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of September 30, 2019 and December 31, 2018.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$4,686	$4,489	$23,800	$16,607
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	1,241	1,300	3,822	3,987
Gain on disposal of investment property	(1,013)	-	(1,013)	-
Discontinued operations
Depreciation and amortization of real estate assets	-	338	121	1,229
Gain on disposal of investment property	-	-	(70)	(7,137)

FFO	4,914	6,127	26,660	14,686
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	(22)	-
Amortization of above or below market leases and liabilities(2)	(35)	(35)	(105)	(105)
Discontinued operations:
(Gain)loss on debt extinguishment	-	-	(13,615)	117
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	609	(1,448)	2,408	(1,259)
Non-recurring gains from extinguishment/sale of debt, derivatives or securities holdings(4)	94	3	719	81

MFFO	5,582	4,647	16,045	13,520
Straight-line rent(5)	$29	$13	$33	$125
MFFO - IPA recommended format(6)	$5,611	$4,660	$16,078	$13,645

Net income	$4,686	$4,489	$23,800	$16,607
Less: income attributable to noncontrolling interests	(809)	(465)	(1,968)	(1,108)
Net income applicable to Company's common shares	$3,877	$4,024	$21,832	$15,499
Net income per common share, basic and diluted	$0.17	$0.17	$0.94	$0.63

FFO	$4,914	$6,127	$26,660	$14,686
Less: FFO attributable to noncontrolling interests	(764)	(608)	(2,307)	(1,502)
FFO attributable to Company's common shares	$4,150	$5,519	$24,353	$13,184
FFO per common share, basic and diluted	$0.18	$0.23	$1.05	$0.54

MFFO - IPA recommended format	$5,611	$4,660	$16,078	$13,645
Less: MFFO attributable to noncontrolling interests	(1,026)	(470)	(2,402)	(1,391)
MFFO attributable to Company's common shares	$4,585	$4,190	$13,676	$12,254

Weighted average number of common shares outstanding, basic and diluted	22,859	24,299	23,168	24,575

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2019
FFO attributable to 0Company’s common shares	$232,415
Distributions paid	$228,021

On Oct 15, 2019, the distribution for the three-month period ending September 30, 2019 of $4.0 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 12, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)