Form 10-K
period 2019-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2020-03-30
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2019

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

There is no established market for the Registrant’s common shares. As of June 30, 2019, the last business day of the most recently completed second quarter, there were 23.1 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 10, 2019 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.82 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2020, there were 22.3 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT is a Maryland corporation, formed on June 8, 2004, which has elected to be taxed, and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties and making other real estate-related investments located throughout the United States.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2019, we held a 98% general partnership interest in our Operating Partnership’s common units.

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our real estate investments are held by us alone or jointly with other parties. We also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests.

Since our inception, we have owned and managed various commercial and residential properties located throughout the United States. We historically operated within four business segments consisting of: (i) retail properties, (ii) multi-family residential properties, (iii) industrial properties and (iv) hospitality properties. Prior to 2018 we disposed of substantially all of the ownership interests in our hospitality properties. Additionally, during the first quarter of 2019, we disposed of all of our remaining industrial properties and during the third quarter of 2019 we disposed of DePaul Plaza, a retail property. Because of the changes in the composition of our real estate and real estate investments, we now evaluate all of our real estate investments as one operating segment.

As of December 31, 2019, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties (our seven unconsolidated operating properties) through a joint venture (the “Joint Venture”) which we account for our under the cost method of accounting. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

We do not have any employees. The Advisor receives compensation and fees for services related to the investment and management of our assets.

Our Advisor has affiliates which may manage and develop certain of our properties. However, we also contract with other unaffiliated third-party property managers.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading.

 Noncontrolling Interests

Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 Common Units. The Advisor has the right to convert the Common Units into cash or, at the option of the Company, an equal number of Common Shares.

In connection with the Offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of SLP Units in the Operating Partnership at a cost of $100,000 per unit. As the majority owner of the SLP Units, Mr. Lichtenstein is the beneficial owner of a 99% interest in such SLP Units and thus receives an indirect benefit from any distributions made in respect thereof. These SLP Units may be entitled to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return.

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2019.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of December 31, 2019, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

 Related Party

Our Advisor and its affiliates, and Lightstone SLP, LLC are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of our assets. The compensation levels are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Investment Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have, to date, acquired and/or developed residential, commercial and hospitality properties principally, all of which are located in the United States and also made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our current operating properties consist of one retail property (the St. Augustine Outlet Center) and one multi-family residential property (Gantry Park Landing). We have also acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, we have made preferred investments in related parties and originated nonrecourse loans to unaffiliated third-party borrowers.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2019, our total borrowings represented 49% of net assets.

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

Tax Status

We elected to be taxed as a a REIT, commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Competition

The commercial, multifamily residential and hospitality real estate markets are highly competitive. We compete in markets with other owners and operators of such properties. The development of new properties intensifies the competition among owners and operators of these types of real estate in many market areas in which we either operate or intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

We believe that our Sponsor’s experience, coupled with our financing, professionalism, diversity of investments and reputation in the industry enable us to compete with the other real estate investment companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Operating Properties

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units		Percentage Occupied as of December 31, 2019	Annualized Revenues based on rents at December 31, 2019	Annualized Revenues per square foot/unit at December 31, 2019

St. Augustine Outlet Center (Retail Outlet Mall)	St. Augustine, Florida	1998	March 2006	328,120	GLA	74.5%	$2.4 million	$9.79	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	August 2013	199	units	95.0%	$8.7 million	$45,809	unit

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

As of December 31, 2019, we incurred and capitalized to construction in progress an aggregate of $73.8 million consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel.

Exterior Street Project

On February 27, 2019, we, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York, on which we intend to develop and construct a multi-family residential property (the “Exterior Street Project”).

As of December 31, 2019, we incurred and capitalized to construction in progress an aggregate of $66.1 million consisting of acquisition and other development costs attributable to the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA, on which we intend to develop and construct a data center (the “Santa Clara Data Center”).

As of December 31, 2019, we have incurred and capitalized to construction in progress an aggregate of $13.0 million consisting of acquisition and other development costs attributable to the Santa Clara Data Center.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2020, we had approximately 22.3 million common shares outstanding, held by a total of 5,987 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

The Company’s common stock is not currently listed on a national securities exchange. The Company may seek to list its common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 10, 2019, our board of directors determined and approved our estimated NAV of approximately $275.4 million and resulting estimated NAV per Share of $11.82, after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2019. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2019 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2019 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2019 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2019, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on eight of the nine operating properties and all three of the development properties (collectively, the “Stanger Appraised Properties”) in which we held ownership interests as of September 30, 2019. The Stanger Appraised Properties consist of the St. Augustine Outlet Center, a wholly owned and consolidated operating retail property; (ii) three wholly owned and consolidated development properties (the “Lower East Side Moxy Hotel”, the “Exterior Street Project” and the “Santa Clara Data Center”); and (iii) seven hospitality properties in which we hold a 2.5% ownership interest through an unconsolidated joint venture (the “Joint Venture”) and account for under the cost method of accounting. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture.

Stanger also prepared a NAV report (the “September 2019 NAV Report”) which estimates our NAV per Share as of September 30, 2019. The September 2019 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties, (ii) an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, our majority-owned and consolidated operating multi-family residential property, (iii) Stanger’s estimated value of our outstanding indebtedness, (iv) Stanger’s value opinion with respect to our 2.5% ownership interest in the Joint Venture, assuming a liquidation pursuant to the terms of the Joint Venture’s operating agreement, and our other investments in related parties, (vi) Stanger’s estimate of the allocation of value to the SLP Units, and (vii) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of September 30, 2019.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2019, as well as the comparable calculations as of September 30, 2018. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2019		As of September 30, 2018
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$256,288	$11.00	$167,688	$6.84
Non-Real Estate Assets:
Cash and cash equivalents	22,249		61,185
Investments in related parties	77,038		114,806
Marketable securities, available for sale	54,161		118,575
Restricted escrows	1,472		9,025
Notes receivable, net	33,251		-
Other assets	1,038		1,883
Total non-real estate assets	189,209	8.12	305,474	12.46
Total Assets	445,497	19.12	473,162	19.30
Liabilities:
Mortgage notes payable	(113,120)		(87,536)
Notes payable	-		(18,625)
Other liabilities	(8,166)		(27,473)
Total liabilities	(121,286)	(5.21)	(133,634)	(5.45)
Other noncontrolling interests	(617)	(0.02)	(617)	(0.02)
Net Asset Value before Allocations to SLP Units	323,594	13.89	338,911	13.83
Allocations to SLP Units	(48,209)	(2.07)	(49,147)	(2.01)
Net Asset Value	$275,385	$11.82	$289,764	$11.82

Shares of Common Stock Outstanding(1)	23,290		24,509

Note:

(1)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2019. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2019 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2019 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating our estimated NAV per Share as of September 30, 2019. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate properties:

As of September 30, 2019, we have ownership interests in (i) two consolidated operating properties and three development properties (collectively, the “Real Estate Properties”) and (ii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three development projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center.

Additionally, as of September 30, 2019, we have a 2.5% ownership interest in the Joint Venture, which owns seven hospitality properties. We do not consolidate our ownership interest in the Joint Venture but rather account for it under the cost method of accounting. The value of our ownership interest in the Joint Venture is not included in our Real Estate Properties, but rather it is included in our “Investments in Related Parties” below.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of 11 of the 12 properties in which we held ownership interests as of September 30, 2019. The Stanger Appraised Properties consist of (i) the St. Augustine Outlet Center; (ii) our three development properties; and (ii) the seven hospitality properties (all select services hotels) owned by the Joint Venture. We also engaged another independent third-party valuation firm to provide an appraisal report for Gantry Park Landing, a multi-family apartment building which we majority own and consolidate. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

Stanger and the other independent third-party valuation firm employed the income approach and/or the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared an appraisal report for Gantry Park Landing, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with U.S. GAAP. Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are currently accounted for under the cost method of accounting in our consolidated financial statements.

Operating Properties

As of September 30, 2019, our ownership interests in our two consolidated operating properties were valued at an aggregate of $100.4 million. The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of (i) the St. Augustine Outlet Center, our operating retail property, and (ii) Gantry Park Landing, our operating multi-family residential property, which are included in our Real Estate Properties as of September 30, 2019:

		Gantry
	St. Augustine	Park Landing
	Outlet Center	(multi-family
	(retail)	residential)
Weighted-average:
Exit capitalization rate	10.00%	4.25%
Discount rate	11.00%	5.25%
Annual market rent growth rate	3.18%	2.80%
Annual net operating income growth rate	13.73%	2.47%
Holding period (in years)	12.0	11.0

While we believe that the assumptions made by Stanger and the other independent third party appraisal firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of these two operating properties included in our Real Estate Properties. The table below represents the estimated increase or decrease to our estimated NAV per Share resulting from a 25 basis point increase and decrease in the capitalization rates and discount rates for the two consolidated operating properties we own. The table is presented to provide a hypothetical illustration of the possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.16)	$0.18
Discount rate	$(0.06)	$0.06

Development Properties

As of September 30, 2019, we wholly own and consolidate three development properties as follows:

Lower East Side Moxy Hotel

In December 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) on which we intend to develop and construct the Lower East Side Moxy Hotel, a 296-room Marriott-branded hotel. Additionally, in December 2018, we acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) that we intend to use in connection with the development and construction of the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel was under development as of September 30, 2019. Accordingly, Stanger deemed it appropriate to determine its fair value of approximately $73.3 million as of September 30, 2019 based on the aggregate estimated fair value of the land parcels of $58.7 million (using a sales comparison approach) plus other development costs incurred of $14.6 million.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”) on which we intend to develop and construct the Exterior Street Project, a multi-family residential property. The Exterior Street Project was under development as of September 30, 2019. Accordingly, Stanger deemed it appropriate to determine its fair value of approximately $69.5 million as of September 30, 2019 based on the aggregate estimated fair value of the land parcels of $64.2 million (using a sales comparison approach) plus other development costs incurred of $5.3 million.

Santa Clara Data Center

In January 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) on which we intend to develop and construct the Santa Clara Data Center. The Santa Clara Data Center was under development as of September 30, 2019. Accordingly, Stanger deemed it appropriate to determine its fair value of approximately $13.1 million as of September 30, 2019 based on the estimated fair value of the land parcel of $10.9 million (using a sales comparison approach) plus other development costs incurred of $2.2 million.

The aggregate fair value of our Real Estate Properties of $256.3 million compared to their aggregate cost of $254.1 million, both as of September 30, 2019, equates to an increase in value of 1.2%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in related parties: As of September 30, 2019, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

•	We hold a 2.5% non-managing ownership interest in the Joint Venture, which we do not consolidate but rather account for under the cost method of accounting. As of September 30, 2019, the Joint Venture estimated fair value of our ownership interest in the Joint Venture was approximately $1.0 million based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets.
•	We have entered into agreements with various related party entities pursuant to which we have made aggregate outstanding contributions of $76.0 million to affiliates of our Sponsor which have either developed or are developing various residential and hospitality projects located in the New York City and Miami metropolitan areas. These contributions were made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2019, the aggregate estimated value of our Preferred Investments of $76.0 million approximated their carrying values based on market rates for similar instruments.

Marketable securities, available for sale: The estimated values of our marketable securities, available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Restricted escrows: The estimated values of our restricted escrows approximate their carrying values due to their short maturities.

Notes receivable, net: The estimated values of our notes receivable generally approximate their carrying values as of September 30, 2019 based on current market rates for similar instruments.

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

Mortgage notes payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.05% to 6.36%.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, an approximately $48.2 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2019.

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Company’s board of directors and reported by the Company from time to time. On December 10, 2019, our Board of Directors determined our NAV per Share of $11.82 as of September 30, 2019, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of December 31, 2019, we had 10.0 million shares available for issuance under our DRIP.

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

We repurchased 1.1 million shares of common stock each of the years ended December 31, 2019 and 2018, at an average price per share of $10.65 and $9.98 per share, respectively.

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

Distribution Objectives

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for distributions paid and excluding any net capital gains. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced quarterly distributions beginning February 1, 2006. We may fund future distributions from borrowings if we have not generated sufficient cash flow from our operations to fund such distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distribution that we have previously established or may establish.

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

Distributions on Common Shares

Our Board of Directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, our Board of Directors has declared regular quarterly distributions at the annualized rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2019, we have paid aggregate distribution in the amount of $232.0 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during the years ended December 31, 2019 and 2018 were $16.1 million and $16.9 million, respectively.

On March 25, 2020, our Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2020. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Distributions on SLP Units

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

During each of the years ended December 31, 2019 and 2018, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2019, cumulative distributions declared were $25.5 million, of which $25.0 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2019, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 25, 2020, our Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Overview

Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”), (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial, residential and hospitality properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties.

As of December 31, 2019, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for our under the cost method of accounting. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred investments in related parties and nonrecourse promissory notes made to unaffiliated third-parties. our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

We do not have employees. We entered into an advisory agreement pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through taxable REIT subsidiaries (“TRSs”). As such, we may still be subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have, to date, acquired and/or developed residential, commercial and hospitality properties principally, all of which are located in the United States and also made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our current operating properties consist of one retail property (the St. Augustine Outlet Center) and one multi-family residential property (Gantry Park Landing). We have also acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, we have made preferred investments in related parties and originated nonrecourse loans to unaffiliated third-party borrowers.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, and recession.

With respect to contagious diseases, the extent to which our business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our properties and real estate-related investments are negatively impacted for an extended period because (i) tenants are unable to pay their rent, (ii) borrowers are unable to pay scheduled debt service on our notes receivable and/or (iii) various related party entities are unable to pay monthly preferred distributions on our Preferred Investments, our business and financial results could be materially and adversely impacted. While we believe there are certain cost reduction strategies we can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue and income.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Critical Accounting Estimates and Policies

General

Our consolidated financial statements, included in this annual report, include our accounts, the Operating Partnership and its subsidiaries (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

In addition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved. Cost recoveries from tenants will be included in tenant recovery income in the period the related costs are incurred.

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

Accounting for Asset Acquisitions

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

Accounting for Business Combinations

Upon acquisition of real estate operating properties that meet the definition of a business, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we evaluate the existence of goodwill or a gain from a bargain purchase and allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available.

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

Credit Losses and Impairment on Investments

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

Investments in Unconsolidated Entities

We evaluate our investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest income.

We review investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.

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

Through March 31, 2009, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of SLP Units in the Operating Partnership at a cost of $100,000 per unit and none thereafter.

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

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

The following summarizes our investment activities during the years ended December 31, 2019 and 2018.

Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel.

As of December 31, 2019 and December 31, 2018, we incurred and capitalized to construction in progress an aggregate of $73.8 million and $63.3 million, respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel.

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

As of December 31, 2019, we incurred and capitalized to construction in progress an aggregate of $66.1 million consisting of acquisition and other development costs attributable to the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a data center (the “Santa Clara Data Center”).

As of December 31, 2019, we have incurred and capitalized to construction in progress an aggregate of $13.0 million consisting of acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center.

Notes Receivable

Beginning in 2019, we formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly-owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”), pursuant to which the NR Joint Ventures have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

We determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries.  Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, we consolidated the operating results of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests.

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

During the year ended December 31, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $32.1 million and $33.1 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2019, the NR Joint Ventures made aggregate distributions of approximately $18.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. The NR Joint Ventures’ distributions were made from payments received from the NR Borrowers and proceeds from a financing transaction completed by LSC 1543 7th LLC and LSC 1650 Lincoln LLC.

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

The Notes Receivable (dollar amounts in thousands) are summarized as follows:

	Company's	Original			Initial	Contractual	As of December 31, 2019
	Ownership	Loan	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	$9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC (1)	50%	$13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	$20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	$24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238

Total							$57,400	$(1,369)	$(308)	$55,723

(1)	Repaid in full during 2019

During the year ended December 31, 2019, the Company recognized interest income (included in interest and dividend income on the consolidated statements of operations) of $3.7 million for the Joint Venture Promissory Notes.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $34.5 million and $100.7 million as of December 31, 2019 and 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the year ended December 31, 2019, we (i) partially redeemed an aggregate of $13.0 million of the 40 East End Avenue Preferred Investment, redeemed the entire 30-02 39th Street Preferred Investment of $10.0 million, partially redeemed an aggregate of $34.5 million of the East 11th Street Preferred Investment and partially redeemed $11.0 million of the Miami Moxy Preferred Investment and (ii) made aggregate contributions of $2.3 million for the Miami Moxy Preferred Investment and as of December 31, 2019, there were no unfunded contributions. Additionally, during the years ended December 31, 2019 and 2018, we recognized investment income of $9.4 million and $14.3 million, respectively, on the Preferred Investments which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Investment Income
		As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2019	December 31, 2018	2019	2018
40 East End Avenue	8% to 12%	$17,000	$30,000	$3,609	$3,650
30-02 39th Avenue	12%	-	10,000	140	1,217
485 7th Avenue	12%	-	-	-	1,095
East 11th Street	12%	8,500	43,000	3,433	6,561
Miami Moxy	12%	9,000	17,733	2,263	1,744
Total Preferred Investments		$34,500	$100,733	$9,445	$14,267

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

For the Year Ended December 31, 2019 vs. December 31, 2018

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $1.1 million to $15.2 million for the year ended December 31, 2019 compared to $16.3 million for the same period in 2018. Excluding the effect of the disposition of DePaul Plaza, revenues were relatively flat.

Property operating expenses

Property operating expenses decreased by approximately $0.3 million to $4.7 million for the year ended December 31, 2019 compared to $5.0 million for the same period in 2018.

Real estate taxes

Real estate taxes decreased slightly by approximately $0.1 million to $1.1 million for the year ended December 31, 2019 compared to $1.2 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased by approximately $1.7 million to $2.6 million for the year ended December 31, 2019 compared to $4.3 million for the same period in 2018 principally due to a decrease in professional fees and lower asset management fees as a result of the disposition transactions related to the Gulf Coast Industrial Portfolio and DePaul Plaza.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.5 million to $4.8 million for the year ended December 31, 2019 compared to $5.3 million for the same period in 2018.

Gain on disposition of real estate

During the year ended December 31, 2019, we recognized a gain on disposition of real estate of approximately $1.0 million related to the disposition of DePaul Plaza.

Interest and dividend income

Interest and dividend income decreased by approximately $2.1 million to $16.8 million for the year ended December 31, 2019 compared to $18.9 million for the same period in 2018. The decrease primarily reflects lower investment income of $4.9 million from our Preferred Investments and a decrease in dividend income from our investments in marketable securities of $1.4 million partially offset by interest income on our notes receivable of $3.7 million and an increase in interest earned on available cash of $0.4 million. We did not have any notes receivable during the year ended December 31, 2018.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by approximately $3.9 million to $1.7 million for the year ended December 31, 2019 compared to $5.6 million for the same period in 2018. This decrease primarily reflects lower interest expense resulting from the capitalization of interest in connection with our development activities and the repayment in full of a mortgage that was collateralized by the St. Augustine Outlet Center in May 2018.

Unrealized loss on marketable equity securities

During the year ended December 31, 2019, we recorded an unrealized loss on marketable equity securities of $3.8 million and during the year ended December 31, 2018, we recorded an unrealized gain on marketable equity securities of $0.8 million which represents the change in the fair value of our marketable equity securities during the year ended December 31, 2019 and 2018, respectively.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of the Company that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (iv) the ownership interest in various joint ventures held by affiliates of our Sponsor that have originated nonrecourse loans to unaffiliated third-party borrowers.

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, the remaining availability on the Bowery Mortgage ($0.8 million as of December 31, 2019) and new borrowings. As of December 31, 2019, we had approximately $77.6 million of cash and cash equivalents on hand and $54.7 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2019, our total borrowings of $167.0 million represented 49% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Year Ended
	December 31, 2019	December 31, 2018

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,823	$1,618
Asset management fees (general and administrative costs)	1,237	1,680
Property management fees (property operating expenses)	264	548
Development fees and leasing commissions*	167	309
Total	$3,491	$4,155

*  Generally, capitalized and amortized over the estimated useful life of the associated asset.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2019, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2019, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash flows provided by operating activities	$19,199	$20,621
Cash flows (used in)/provided by investing activities	(6,956)	(62,681)
Cash flows used in financing activities	27,701	(40,577)
Net change in cash, cash equivalents and restricted cash	39,944	(82,637)
Cash , cash equivalents and restricted cash, beginning of year	39,856	119,219
Cash, cash equivalents and restricted cash, end of period	$79,800	$36,582

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

Operating activities

Net cash flows provided by operating activities of $19.2 million for the year ended December 31, 2019 consists of the following:

•	cash inflows of approximately $19.5 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.3 million associated with the net changes in operating assets and liabilities and net cash used in discontinued operations.

Investing activities

The net cash used in investing activities of $7.0 million for the year ended December 31, 2019 consists primarily of the following:

•	net purchases of investment property of approximately $87.1 million;

•	net funding of notes receivable of $52.4 million;

•	net proceeds from the sale of DePaul Plaza of $19.5 million;

•	net proceeds from preferred investments in related parties of $66.2 million;

•	net proceeds from the sale and purchase of marketable securities of $50.4 million; and

•	net cash used in discontinued operation of $3.5 million.

Financing activities

The net cash provided by financing activities of approximately $27.7 million for the year ended December 31, 2019 is primarily related to the following:

•	proceeds from mortgage financing, net of fees and expenses of $59.5 million;

•	debt principal payments $15.3 million;

•	contributions received from noncontrolling interests of $33.1 million;

•	redemptions and cancellation of common stock of $12.0 million;

•	aggregate distributions to our noncontrolling interests of $21.7 million; and

•	distributions to our common shareholders of $16.0 million.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel.

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through December 31, 2019, we received aggregate proceeds of $34.8 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $34.8 million and $0.8 million, respectively, as of December 31, 2019.

As of December 31, 2019 and December 31, 2018, we incurred and capitalized to construction in progress an aggregate of $73.8 million and $63.3 million, respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs, on which we intends\ to develop and construct a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest and 4.50% and is scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

As of December 31, 2019, we incurred and capitalized to construction in progress an aggregate of $66.1 million consisting of acquisition and other development costs attributable to the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a data center (the “Santa Clara Data Center”).

As of December 31, 2019, we have incurred and capitalized to construction in progress an aggregate of $13.0 million consisting of acquisition of the Martin Avenue Land and other development costs attributable to the Santa Clara Data Center.

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

We repurchased 1.1 million shares of common stock each of the years ended December 31, 2019 and 2018, at an average price per share of $10.65 and $9.98 per share, respectively.

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions Declared by our Board of Directors

Common Shares

During the years ended December 31, 2019 and 2018, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2019 and 2018 were $16.1 million and $16.9 million, respectively.

On March 25, 2020, our Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2020. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

SLP Units

For the years ended December 31, 2019 and 2018, total distributions declared and paid on the SLP Units were both $2.1 million. Additionally, on March 25, 2020, our Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2019.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$96,089	$1,328	$1,389	$1,454	$66,696	$-	$166,956
Interest Payments [1,2]	6,973	3,191	3,130	3,065	2,917	-	19,276

Total Contractual Obligations	$103,062	$4,519	$4,519	$4,519	$69,613	$-	$186,232

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2019 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (2.61% as of December 31, 2019) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of December 31, 2019 and 2018.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution which permits borrowings up to $20.0 million. The Line of Credit expires on June 19, 2021 and bears interest at Libor plus 1.35% (3.11% as of December 31, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of December 31, 2019 and 2018.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of December 31, 2019) initially matures on April 9, 2020 but has two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. We currently intend to seek to exercise the extension options or refinance the Exterior Street Loan on or before the applicable stated maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of December 31, 2019) initially matures on August 12, 2020 but has two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. We currently intend to seek to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $34.8 million as of December 31, 2019) matures on December 3, 2020. We currently intend to seek to refinance the Bowery Mortgage on or before its maturity date.

However, if we are unable to extend or refinance our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

	For the Years Ended
	December 31, 2019	December 31, 2018
Net income	$27,160	$17,072
FFO adjustments:
Depreciation and amortization	4,849	5,288
Adjustments to equity in earnings from unconsolidated entities, net
Gain on disposal of investment property	(987)	-
Gain on satisfaction of mortgage receivable	(70)	(7,137)
Depreciation and amortization	121	1,584

FFO	31,073	16,807
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	(22)	22
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	(105)	(141)
Mark to market adjustments (3)	4,011	752
Non-recurring (gain)/loss from extinguishment/sale of debt, derivatives or securities holdings(4)	(13,615)	117
Loss on sale of marketable securities	724	476

MFFO	22,066	18,033
Straight-line rent (5)	39	116
MFFO - IPA recommended format (6)	$22,105	$18,149

Net income	$27,160	$17,072
Less: income attributable to noncontrolling interests	(2,910)	(1,178)
Net income applicable to Company's common shares	$24,250	$15,894
Net income per common share, basic and diluted	$1.05	$0.65

FFO	$31,073	$16,807
Less: FFO attributable to noncontrolling interests	(3,094)	(1,771)
FFO attributable to Company's common shares	$27,979	$15,036
FFO per common share, basic and diluted	$1.21	$0.62

MFFO - IPA recommended format	$22,105	$18,149
Less: MFFO attributable to noncontrolling interests	(3,638)	(1,782)
MFFO attributable to Company's common shares	$18,467	$16,367

Weighted average number of common shares outstanding, basic and diluted	23,039	24,371

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2019

FFO	$236,041
Distributions Paid	$235,973

For the year ended December 31, 2019, we paid cash distributions of $16.0 million. FFO attributable to Company's common shares for the year ended December 31, 2019 was $28.0 million and cash flow from operations was $19.2 million. For the year ended December 31, 2018, we paid cash distributions of $17.2 million. FFO attributable to Company's common shares for the year ended December 31, 2018 was $15.0 million and cash flow from operations was $20.6 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019 and certain accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries
(a Maryland corporation)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York

March 30, 2020

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2019	As of December 31, 2018

Assets

Net investment property	258,106	190,394
Investments in related parties	35,738	102,008
Cash and cash equivalents	77,569	35,565
Marketable securities and other investments	54,738	106,949
Restricted cash	2,231	1,017
Notes receivable, net	55,723	-
Prepaid expenses and other assets	2,075	3,050
Assets held for disposition	-	37,226
Total Assets	$486,180	$476,209

Liabilities and Stockholders' Equity
Mortgages payable, net	$164,705	$118,401
Accounts payable, accrued expenses and other liabilities	4,380	3,024
Due to related parties	244	432
Tenant allowances and deposits payable	594	611
Distributions payable	3,960	4,134
Deferred rental income	524	662
Liabilities held for disposition	-	50,704
Total Liabilities	174,407	177,968

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.6 million and 23.7 million shares issued and outstanding, respectively	226	237
Additional paid-in-capital	172,749	184,469
Accumulated other comprehensive income/(loss)	408	(2,251)
Accumulated surplus	109,559	101,382
Total Company's stockholders' equity	282,942	283,837
	-	-
Noncontrolling interests	28,831	14,404

Total Stockholders' Equity	311,773	298,241
Total Liabilities and Stockholders' Equity	$486,180	$476,209

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018

Revenues:
Rental income	$14,137	$14,617
Tenant recovery income	1,028	1,651
Total revenues	15,165	16,268
Expenses:
Property operating expenses	4,652	5,009
Real estate taxes	1,065	1,174
General and administrative costs	2,598	4,327
Depreciation and amortization	4,849	5,287
Total operating expenses	13,164	15,797
Operating income	2,001	471

Interest and dividend income	16,828	18,916
Interest expense	(1,674)	(5,560)
Gain on disposition of real estate, net	987	-
Loss on sale and redemption of marketable securities	(724)	(476)
Unrealized loss on marketable equity securities	(3,849)	(835)
Other income, net	110	225
Net income from continuing operations	13,679	12,741

Net income from discontinued operations	13,481	4,331

Net income	27,160	17,072

Less: net income attributable to noncontrolling interests	(2,910)	(1,178)
Net income attributable to Company's common shares	$24,250	$15,894

Basic and diluted net income per Company's common share:
Continuing operations	$0.46	$0.47
Discontinued operations	0.59	0.18
Net income per Company's common shares, basic and diluted	$1.05	$0.65

Weighted average number of common shares outstanding, basic and diluted	23,039	24,371

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018
Net income	$27,160	$17,072

Other comprehensive income/(loss):
Holding gain/(loss) on available for sale debt securities	1,992	(2,764)
Reclassification adjustment for loss included in net income	724	476
Other comprehensive income/(loss)	2,716	(2,288)
Comprehensive income	29,876	14,784

Less: Comprehensive income attributable to noncontrolling interests	(2,967)	(1,132)
Comprehensive income attributable to the Company's common shares	$26,909	$13,652

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Surplus	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2017	24,847	$248	$194,497	$15,467	$86,956	$18,202	$315,370
Reclassification of accumulated other comprehensive income to accumulated surplus	-	-	-	(15,476)	15,476	-	-
Net income	-	-	-	-	15,894	1,178	17,072
Transfer of membership interests (See Note 13)	-	-	1,500	-	-	(1,500)	-
Other comprehensive loss	-	-	-	(2,242)	-	(46)	(2,288)
Distributions declared (a)	-	-	-	-	(16,944)	-	(16,944)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,441)	(3,441)
Contributions received from noncontrolling interests	-	-	-	-	-	11	11
Offering costs associated with dividend reinvestment program	-	-	(178)	-	-	-	(178)
Redemption and cancellation of shares	(1,139)	(11)	(11,350)	-	-	-	(11,361)
BALANCE, December 31, 2018	23,708	237	184,469	(2,251)	101,382	14,404	298,241
Net income	-	-	-	-	24,250	2,910	27,160
Other comprehensive income	-	-	-	2,659	-	57	2,716
Distributions declared (a)	-	-	-	-	(16,073)	-	(16,073)
Distributions paid to noncontrolling interests	-	-	-	-	-	(21,662)	(21,662)
Contributions received from noncontrolling interests	-	-	-	-	-	33,122	33,122
Shares issued from distribution reinvestment program	25	-	278	-	-	-	278
Redemption, cancellation and tender of shares	(1,125)	(11)	(11,998)	-	-	-	(12,009)
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	$311,773

(a)	Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,160	$17,072
Less net income – discontinued operations	13,481	4,331
Net income – continuing operations	13,679	12,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,849	5,287
Loss on sale and redemption of marketable securities	724	476
Non-cash interest income	(3,284)	-
Gain on disposition of real estate	(987)	-
Unrealized loss on marketable equity securities	3,849	835
Other non-cash adjustments	626	390
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(650)	(305)
Increase/(decrease) in tenant allowances and deposits payable	217	(282)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	557	(1,663)
Decrease in due to related parties	(188)	(64)
Increase/(decrease) in deferred rental income	(138)	197
Net cash provided by operating activities – continuing operations	19,254	17,612
Net cash (used in)/provided by operating activities – discontinued operations	(55)	3,009
Net cash provided by operating activities	19,199	20,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(87,104)	(63,865)
Purchase of marketable securities	(14,096)	(80,157)
Proceeds from sale of marketable securities	59,437	32,565
Proceeds from sale of investment property	19,477	-
Proceeds from/(purchase of) short-term investment	5,012	(5,012)
Investment in related party joint venture	(115)	(735)
Proceeds from related party joint venture	151	939
Contributions for preferred investments in related parties	(2,267)	(16,920)
Proceeds from preferred investments in related parties	68,501	74,500
Proceeds from repayment of notes receivable	13,000	-
Funding of notes receivable	(65,439)	-
Net cash used in investing activities – continuing operations	(3,443)	(58,685)
Net cash used in investing activities – discontinued operations	(3,513)	(722)
Net cash used in investing activities	(6,956)	(59,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	62,262	32,567
Mortgage principal payments	(15,285)	(21,967)
Payment of loan fees and expenses	(2,756)	(386)
Payment of offering costs associated with dividend reinvestment program	-	(178)
Payment of notes payable	-	(18,625)
Redemption, cancellation and tender of shares	(12,009)	(11,361)
Contributions received from noncontrolling interests	33,122	11
Distributions paid to noncontrolling interests	(21,662)	(3,441)
Distributions paid to Company's stockholders	(15,971)	(17,197)
Net cash used in financing activities	27,701	(40,577)

Net change in cash, cash equivalents and restricted cash	39,944	(79,363)
Cash , cash equivalents and restricted cash, beginning of year	39,856	119,219
Cash, cash equivalents and restricted cash, end of period	$79,800	$39,856

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statement

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Structure

Lightstone Value Plus Real Estate Investment Trust, Inc., a Maryland corporation (“Lightstone REIT”), formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004.  As of December 31, 2019, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. The Company’s real estate investments are held alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests.

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company historically operated within four business segments consisting of: (i) retail properties, (ii) multi-family residential properties, (iii) industrial properties and (iv) hospitality properties. Prior to 2018 the Company disposed of substantially all of the ownership interests in its hospitality properties. Additionally, during the first quarter of 2019, the Company disposed of all of its remaining industrial properties and during the third quarter of 2019 the Company disposed of DePaul Plaza, a retail property. Because of the changes in the composition of the Company’s real estate and real estate investments, the Company now evaluates all of its real estate investments as one operating segment.

As of December 31, 2019, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which it accounts for under the cost method of accounting. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during the Company’s initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

The Company’s Advisor has affiliates which may manage and develop certain of its properties. However, the Company also contracts with other unaffiliated third-party property managers.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading.

Related Parties:

The Advisor and its affiliates, and Lightstone SLP, LLC are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of the Company’s assets. The compensation is based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 14 for additional information.

Discontinued Operations

During the first quarter of 2019, a portfolio comprised of the Company’s industrial properties (the “Gulf Coast Industrial Portfolio”) met the criteria to be classified as discontinued operations in the consolidated statements of operations for all periods presented. Additionally, the associated assets and liabilities of ten of the properties within the Gulf Coast Industrial Portfolio which are located in Louisiana (the “Louisiana Properties”) have been reclassified as held for disposition in the consolidated balance sheet as of December 31, 2018. The disposition of the Louisiana Properties, which represented all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore, upon their disposition, the operating results of the entire Gulf Coast Industrial Portfolio were classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented (See Note 10).

Noncontrolling Interests

Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units in the Operating Partnership. The Advisor has the right to convert the Common Units into cash or, at the option of the Company, an equal number of shares of Common Shares.

In connection with the Offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of SLP Units. As the majority owner of the SLP Units, Mr. Lichtenstein is the beneficial owner of a 99% interest in such SLP Units and thus receives an indirect benefit from any distributions made in respect thereof. These SLP Units may be entitled to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after the Company’s stockholders have received a stated preferred return.

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2019.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor (see Note 13), (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates (see Note 13) and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

See Note 13 for further discussion of noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2019, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of its consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	December 31,
	2019	2018
Cash and cash equivalents	$77,569	$35,565
Restricted cash	$2,231	$1,017
Restricted cash included in assets held for disposition	-	3,274
Total cash, cash equivalents and restricted cash	$79,800	$39,856

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018

Cash paid for interest	$7,492	$5,092

Distributions declared but not paid	$3,960	$4,134

Investment property acquired but not paid	$1,082	$255

Assets transferred due to foreclosure	$34,025	$13,521

Liabilities credited in foreclosure	$50,914	$20,658

Amortization of deferred financing costs included in construction in progress	$2,084	$-

Reclassification of accumulated other comprehensive income and noncontrolling interests to accumulated surplus	$-	$15,476

Transfer of membership interests from noncontrolling interests to additional paid-in-capital	$-	$1,500

Holding gain/loss on marketable securities	$2,716	$2,288

Value of shares issued from distribution reinvestment program	$278	$-

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. The Company’s marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

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

Consolidated VIEs

The Company consolidates certain joint ventures which have originated nonrecourse loans to unaffiliated third-party borrowers (see Note 5) which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in Real Estate

Accounting for Asset Acquisitions

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

Accounting for Business Combinations

Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available.

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

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

For the Years Ended December 31, 2019 and 2018

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease or the useful life if shorter. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2005. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

To maintain its qualification as a REIT, the Company engages in certain activities such as providing real estate-related services through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2019 and 2018, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

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

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$167.0	$167.9	$120.0	$119.8

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board. This plan expired in April 2015. Awards were granted at fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits, if any, associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2019 and 2018, the Company had no material compensation costs related to the incentive award plan.

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

Recently Adopted Accounting Pronouncements

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

For the Years Ended December 31, 2019 and 2018

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

The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where it is the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

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

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired adjacent three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company intends to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million.

As of December 31, 2019 and 2018, the Company incurred and capitalized to construction in progress an aggregate of $73.8 million (including the acquisition fee of $1.6 million and capitalized interest of $4.4 million) and $63.3 million (including the acquisition fee of $1.6 million and capitalized interest of $0.2 million), respectively, consisting of acquisition and other development costs attributable to the Lower East Side Moxy Hotel. During the years ended December 31, 2019 and 2018, the Company capitalized interest of approximately $4.2 million and $0.2 million, respectively in connection with the development of the Lower East Side Moxy Hotel.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

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

On March 30, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest at 4.50% and is scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land. In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million.

As of December 31, 2019, the Company incurred and capitalized to construction in progress an aggregate of $66.1 million (including the acquisition fee of $1.6 million and $2.2 million of capitalized interest) consisting of acquisition and other development costs attributable to the Exterior Street Project. During the year ended December 31, 2019, the Company capitalized interest of approximately $2.2 million in connection with the development of the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, the Company, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which the Company intends to develop and construct a data center (the “Santa Clara Data Center”). In connection with the acquisition of the Martin Avenue Land, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $0.2 million.

As of December 31, 2019, the Company has incurred and capitalized to construction in progress an aggregate of $13.0 million (including the acquisition fee of $0.2 million and $0.4 million of capitalized interest) consisting of acquisition and other development costs attributable to the Santa Clara Data Center. During the year ended December 31, 2019, the Company capitalized interest of approximately $0.4 million in connection with the development of the Santa Clara Data Center.

4.	Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions (see below for additional information). The Preferred Investments had an aggregate balance of $34.5 million and $100.7 million as of December 31, 2019 and 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. Additionally, during the years ended December 31, 2019 and 2018, the Company recognized investment income of $9.4 million and $14.3 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Investment Income
		As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2019	December 31, 2018	2019	2018
40 East End Avenue	8% to 12%	$17,000	$30,000	$3,609	$3,650
30-02 39th Avenue	12%	-	10,000	140	1,217
485 7th Avenue	12%	-	-	-	1,095
East 11th Street	12%	8,500	43,000	3,433	6,561
Miami Moxy	12%	9,000	17,733	2,263	1,744
Total Preferred Investments		$34,500	$100,733	$9,445	$14,267

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement with various related party entities that provided for it to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related-party REIT also sponsored by the Company’s Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022 or upon the occurrence of certain capital transactions. During the fourth quarter of 2019, the Company redeemed $13.0 million of the 40 East End Avenue Preferred Investment. In February 2020, the Company redeemed an additional $11.0 million of the 40 East End Avenue Preferred Investment which reduced the remaining outstanding balance to $6.0 million.

30-02 39th Avenue Preferred Investment

In August 2015, the Company entered into certain agreements that provided for it to make aggregate contributions of up to $50.0 million in various affiliates of its Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by the Company upon the occurrence of certain capital transactions. As of December 31, 2019, there were no remaining unfunded contributions. On February 11, 2019, the Company redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

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

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement, as amended, with various related party entities that provided for it to make contributions of up to $57.5 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. During 2019 and 2018, the Company redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment.

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities that provides for it to make contributions of up to $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”) which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles the Company to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the Miami Moxy Preferred Investment. Additionally, the Miami Moxy Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. During the second quarter of 2019, the Company made its final contributions of $2.3 million for the Miami Moxy Preferred Investment. During the fourth quarter of 2019, the Company redeemed $11.0 million of the Miami Moxy Preferred Investment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Joint Venture

During 2015, the Company formed the Joint Venture with Lightstone II. The Company has a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. As of January 1, 2018 the Joint Venture held ownership interests in eight hotels. During the second quarter of 2019, the Joint Venture sold its ownership interests in one of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in seven hotels as of December 31, 2019.

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2019 and 2018, the carrying value of our investment was $1.2 million and $1.3 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

During the year ended December 31, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $32.1 million and $33.1 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2019, the NR Joint Ventures made aggregate distributions of approximately $18.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. The NR Joint Ventures’ distributions were made from payments received from the NR Borrowers and proceeds from a financing transaction completed by LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”). See Note 8 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Notes Receivable are summarized as follows:

	Company's	Original			Initial	Contractual	As of December 31, 2019
	Ownership	Loan	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	$9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC (1)	50%	$13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	$20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	$24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238

Total							$57,400	$(1,369)	$(308)	$55,723

(1) Repaid in full during 2019

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Year Ended December 31, 2019

LSC 162nd Capital I LLC	$445

LSC 162nd Capital II LLC	964

LSC 47-16 Greenpoint LLC	965

LSC 1543 7th LLC	609

LSC 1650 Lincoln LLC	731

$3,714

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.      Supplementary Financial Information

Investment property consists of the following:

	As of	As of
	December 31, 2019	December 31, 2018

Investment property:
Land and improvements	$30,664	$36,786
Building and improvements	101,827	117,852
Furniture and fixtures	2,404	2,265
Construction in progress	152,896	63,519

Gross investment property	287,791	220,422
Less accumulated depreciation	(29,685)	(30,028)
Net investment property	$258,106	$190,394

As of December 31, 2019 and 2018, construction in progress includes approximately $152.9 million and $63.3 million of costs related to the Company’s development projects (see Note 3).

7. Marketable Securities and Other Investments, Fair Value Measurements and Notes Payable

Marketable Securities and Other Investments:

The following is a summary of the Company’s available for sale securities and other investments as of the dates indicated:

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$6,799	$375	$(17)	$7,157
Marco OP Units and Marco II OP Units	19,227	11,942	-	31,169
	26,026	12,317	(17)	38,326
Debt securities:
Corporate Bonds	15,993	442	(23)	16,412

Total	$42,019	$12,759	$(40)	$54,738

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

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

As of both December 31, 2019 and 2018, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”). Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”).

The Company considers the declines in market value of certain investments in its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2019 and 2018, the Company did not recognize any impairment charges. As of December 31, 2019 and 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$7,157	$-	$-	$7,157
Marco OP and OP II Units	-	31,169	-	31,169
Corporate Bonds	-	16,412	-	16,412
Total	$7,157	$47,581	$-	$54,738

	Fair Value Measurement Using
As of December 31, 2018	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$1,651	$-	$-	$1,651
Marco OP and OP II Units	-	35,151	-	35,151
Corporate Bonds	-	63,821	-	63,821
MBS	-	1,314	-	1,314
Certificate of Deposit	-	5,012	-	5,012
Total	$1,651	$105,298	$-	$106,949

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (2.61% as of December 31, 2019) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2019 and 2018.

Line of Credit

The Company had a non-revolving credit facility (the “Line of Credit”) with a financial institution which previously permitted borrowings up to $25.0 million and was scheduled to expire on June 19, 2019. Effective June 19, 2019, the Line of Credit was extended until June 19, 2021 and the amount available for borrowings was reduced to $20.0 million. The Line of Credit bears interest at Libor plus 1.35% (3.11% as of December 31, 2019). The Line of Credit is collateralized by approximately 209,000 Marco OP Units and PRO has guaranteed the Line of Credit. No amounts were outstanding under the Line of Credit as of December 31, 2019 and 2018.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8. Mortgages Payable

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of December 31, 2019	Maturity Date	Amount Due at Maturity	As of December 31, 2019	As of December 31, 2018

Gantry Park	4.48%	4.48%	November 2024	$65,317	$72,128	$73,341

DePaul Plaza		(Repaid in full on September 20, 2019)		-	-	14,072

Bowery Land and Air Rights	LIBOR + 4.25%	6.69%	December 2020	34,828	34,828	32,567

Exterior Street Land	4.50%	4.50%	April 2020	35,000	35,000	-

Santa Monica Note Receivable	LIBOR + 3.75%	4.51%	August 2020	25,000	25,000	-

Total mortgages payable		4.95%		$160,145	166,956	119,980

Less: Deferred financing costs					(2,251)	(1,579)

Total mortgages payable, net					$164,705	$118,401

LIBOR as of December 31, 2019 and 2018 was 1.76% and 2.52%, respectively. Our loans are secured by the indicated real estate and are non-recourse to the Company.

The following table shows our contractually scheduled principal maturities during the next five years and thereafter:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$96,089	$1,328	$1,389	$1,454	$66,696	$-	$166,956

Less: Deferred financing costs							(2,251)

Total principal maturities, net							$164,705

On November 12, 2019, the Company, through the Santa Monica Joint Ventures, entered into a $25.0 million loan (the” Santa Monica Loan”) which bears interest at LIBOR+3.75% and is scheduled to initially mature on August 12, 2020 but may be further extended through the exercise of two, six-month extension options, which the Santa Monica Joint Ventures may exercise by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. The net proceeds from the Santa Monica Loan of approximately $23.6 million were distributed to the members of the Santa Monica Joint Ventures based on their respective ownership interests. See Note 5 for additional information.

On September 20, 2019, approximately $13.8 million of the proceeds from the disposition of DePaul Plaza were used to repay in full the existing non-recourse mortgage loan collateralized by the DePaul Plaza (see Note 10).

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which bears interest at 4.50% and is scheduled to initially mature on April 9, 2020 but may be further extended through the exercise of two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage) for up to $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through December 31, 2019, the Company received aggregate proceeds of $34.8 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $34.8 million and $0.8 million, respectively, as of December 31, 2019.

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a term of ten years with a maturity date of November 19, 2024, bears interest at 4.48%, and requires monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2019, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $25.0 million as of December 31, 2019) initially matures on April 9, 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company intends to seek to exercise the extension options or refinance the Exterior Street Loan on or before its applicable stated maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of December 31, 2019) initially matures on August 12, 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company intends to seek to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $34.8 million as of December 31, 2019) matures on December 3, 2020. The Company currently intends to seek to refinance the Bowery Mortgage on or before its maturity date.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

9.	Leases

The Company’s retail property and multi-family residential property are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between 2020 and 2026.

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and continue to account for our leases as operating leases. The Company accrues fixed lease income on a straight-line basis over the terms of the leases. Some of our tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. The Company recognizes this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease.

The Company structures its leases to allow us to recover a portion of our property operating expenses from our tenants. A portion of our leases require the tenant to reimburse us for a portion of our operating expenses, including common area maintenance (“CAM”), real estate taxes and insurance. Such property operating expenses typically include utility, insurance and other administrative expenses. For some of the Company’s leases it receives a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses for the property. The Company accrues reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

As of December 31, 2019, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$1,862	$1,428	$1,184	$1,114	$457	$230	$6,275

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2018, the approximate fixed future minimum rental payments, excluding variable lease consideration, from the Company’s retail properties, due to us under non-cancelable leases are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$4,309	$3,264	$2,733	$2,223	$2,126	$7,429	$22,084

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $1.0 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

The Company has excluded our multi-family residential property leases from this table as substantially all of its multi-family residential property leases have initial terms of 12 months of less.

10. Dispositions

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

DePaul Plaza

On September 20, 2019, the Company disposed of a retail center located in Bridgeton, Missouri (“DePaul Plaza”), to an unrelated third party for aggregate consideration of approximately $19.8 million, excluding closing and other related costs. In connection with the disposition, the Company recorded a gain on the disposition of real estate of approximately $1.0 million during the year ended December 31, 2019.

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

For the Years Ended December 31, 2019 and 2018

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

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summary presents the operating results of the Gulf Coast Industrial Portfolio included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

	For the Years Ended December 31,
	2019	2018

Revenues	$409	$4,979

Operating expenses	317	3,900
Operating income	92	1,079

Interest expense and other, net	(226)	(3,885)
	-	-
Gain on disposition of real estate	-	7,137

Gain on debt extinguishment	13,615	-

Net income from discontinued operations	$13,481	$4,331

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

11. Distributions Payable

On November 11, 2019 and November 14, 2018, the Company’s Board of Directors authorized and the Company declared distributions of $0.175 per share for the quarterly periods ending December 31, 2019 and 2018. The quarterly distributions are the pro rata equivalent of annual distributions of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distributions will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP. The distributions payable as of December 31, 2019 and 2018, were paid on January 15, 2020 and January 15, 2019, respectively.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current rental revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has previously established or may establish.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2019 and 2018, the Company had no outstanding preferred shares.

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

Distributions, Share Repurchase Program and Tender Offer

The Company’s Board of Directors commenced declaring and the Company began paying regular quarterly distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, the Company’s Board of Directors has declared regular quarterly distributions at the annualized rate of rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00.

On March 25, 2020, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending December 31, 2019. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s distribution reinvestment program (the “DRIP”).

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on October 25, 2018. As of December 31, 2019, approximately 10.0 million shares remain available for issuance under our DRIP.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The amount of distributions distributed to our stockholders in the future will be determined by the Company’s Board of Directors and is dependent on a number of factors, including funds available for payment of distributions, the Company’s financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code.

Our share repurchase program provided our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. The Company repurchased 1.1 million shares of common stock each of the years ended December 31, 2019 and 2018, at an average price per share of $10.65 and $9.98 per share, respectively.

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

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the Company’s Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

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

The Company’s stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of its independent directors, without any further action by the Board of Directors or the stockholders, to purchase 3,000 shares of the Company’s common stock on the date of each annual stockholder’s meeting. During both of the years ended December 31, 2019 and 2018, options to purchase 3,000 shares of stock expired unexercised and there were no forfeitures related to stock options previously granted. As of December 31, 2019, options to purchase 15,000 shares of stock were outstanding and fully vested. The options have exercise prices between $9.80 per share and $11.80 per share with a weighted average exercise price of $10.81 per share.

The exercise price for all stock options granted under the stock option plan were initially fixed at $10 per share until the termination of the Offering which occurred in October 2008, and thereafter the exercise price for stock options granted to the independent directors was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years from the date of grant. Options granted to non-employee directors vested and became exercisable on the second anniversary of the date of grant, provided that the independent director was a director on the Board of Directors on that date. Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, and (ii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units and Common Units. The noncontrolling interests in consolidated subsidiaries include ownership interests in (i) PRO held by the Company’s Sponsor and (ii) 50-01 2nd St Associates LLC (the “2nd Street Joint Venture”) held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York. See below for additional information.

Share Description

See Note 14 for discussion of rights related to SLP Units. The Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2019 and 2018, the Company paid distributions to noncontrolling interests of $21.7 million and $3.4 million, respectively. The 2019 distributions to noncontrolling interests include aggregate distributions of approximately $18.4 million made by the NR Joint Ventures to the NR Affiliates (see Note 5 and Note 8). As of December 31, 2019 and 2018, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on January 15, 2020) and $0.6 million (paid on January 15, 2019), respectively.

Noncontrolling Interest of Subsidiary within the Operating Partnership

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. In connection with the acquisitions of the memberships interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions are split between the three members in proportion to their respective profit interests. PRO disposed of its membership interests in POAC and Mill Run in August 2010 and as a result, its current holdings primarily consist of Marco OP Units and Marco II OP Units (see Note 7).

On September 19, 2018, the Company’s Sponsor transferred approximately 9.14% of its profit membership interest in PRO, valued at the estimated fair value of $1.5 million, to the Operating Partnership. The transfer was accounted for as an increase in equity of the Company and decrease in noncontrolling interest. As of both December 31, 2019 and 2018, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

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

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14. Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees, as follows, in exchange for services performed by these entities and other related parties. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor and their affiliates to perform such services as provided in these agreements.

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

For the Years Ended December 31, 2019 and 2018

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

During each of the years ended December 31, 2019 and 2018, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2019, cumulative distributions declared were $25.5 million, of which $25.0 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2019, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 25, 2020, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Liquidating Stage Distributions	Amount of Distribution

7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	For the Year Ended
	December 31, 2019	December 31, 2018

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$1,823	$1,618
Asset management fees (general and administrative costs)	1,237	1,680
Property management fees (property operating expenses)	264	548
Development fees and leasing commissions*	167	309
Total	$3,491	$4,155

*  Generally, capitalized and amortized over the estimated useful life of the associated asset.

See Notes 4 and 5 for other related party transactions.

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

For the Years Ended December 31, 2019 and 2018

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

16. Subsequent Event

The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s properties and real estate-related investments are negatively impacted for an extended period because (i) tenants are unable to pay their rent, (ii) borrowers are unable to pay scheduled debt service on notes receivable and/or (iii) various related party entities are unable to pay monthly preferred distributions on the Company’s Preferred Investments, the Company’s business and financial results could be materially and adversely impacted. While the Company believes there are certain cost reduction strategies it can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue and income.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2019, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2020 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	59	Chief Executive Officer, President and Chairman of the Board of Directors	2020	2004
George R. Whittemore	70	Director	2020	2006
Alan Retkinski	48	Director	2020	2019
Yehuda “Judah” L. Angster	37	Director	2020	2015

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

Alan Retkinski is one of our independent directors. Since 2004, Mr. Retkinski has been the president of Lexington Realty International, a national multi-faceted real estate brokerage firm specializing in investment sales, retail leasing, lease preparation/negotiating and management. Mr. Retkinski has been selected to serve as an independent director due to his extensive experience in real estate transactions.

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

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	67	President
Joseph Teichman	46	General Counsel
Seth Molod	56	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2019.

Information Regarding Audit Committee

Our board of directors (the “Board”) established an audit committee in April 2005. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore and Yehuda “Judah” L. Angster, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore, Mr. Retkinski and Mr. Angster, see “Directors”.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.09%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Alan Retkinski	-	-
Mitchell Hotchberg	-	-
Joseph Teichman	-	-
Seth Molod	-	-
Our directors and executive officers as a group (7 persons)	20,000	0.09%

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

Our stock option plan provided for the automatic grant of a nonqualified stock option through April 2015 to each of our independent directors, without any further action by our Board or the stockholders, to purchase 3,000 shares of our Common Stock on the date of each annual stockholders meeting. The exercise price for all stock options granted under our stock option plan was equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option was 10 years. Options granted to non-employee directors vested and became exercisable on the second anniversary of the date of grant, provided that the independent director was a director on the Board on that date. At each of our annual stockholder meetings, beginning in July 2007, options were granted to each of our independent directors. During the year ended December 31, 2019, options to purchase 3,000 shares of stock expired unexercised. As of December 31, 2019, options to purchase 15,000 shares of stock were outstanding at a weighted average exercise price of $10.81 per share and 15,000 were fully vested at exercise prices between $9.80 per share and $11.80 per share.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

The following table sets forth information regarding securities authorized for issuance under our Employee and Director Incentive Share Plan as of December 31, 2019:

Number of Securities
	Number of		Remaining Available
	Securities to be		For Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	15,000	$10.81	0
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	15,000	$10.81	0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

On April 22, 2005, we entered into agreements with our Advisor and its affiliates to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

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

(in thousands)	2019	2018
Property management fees	$264	$548
Development fees and leasing commissions	167	309
Total	$431	$857

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

(in thousands)	2019	2018
Acquisition fees	$1,823	$1,618
Asset management fees	1,237	1,680
Total	$3,060	$3,298

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the Offering. Through December 31, 2019, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $34.5 million and $100.7 million as of December 31, 2019 and 2018, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. Additionally, during the years ended December 31, 2019 and 2018, the Company recognized investment income of $9.4 million and $14.3 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Investment Income
		As of	As of	For the Year Ended December 31,
Preferred Investments	Dividend Rate	December 31, 2019	December 31, 2018	2019	2018
40 East End Avenue	8% to 12%	$17,000	$30,000	$3,609	$3,650
30-02 39th Avenue	12%	-	10,000	140	1,217
485 7th Avenue	12%	-	-	-	1,095
East 11th Street	12%	8,500	43,000	3,433	6,561
Miami Moxy	12%	9,000	17,733	2,263	1,744
Total Preferred Investments		$34,500	$100,733	$9,445	$14,267

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $30.0 million in a related party entity, which is now a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related party REIT also sponsored by our Sponsor, which owns a parcel of land located at the corner of 81st Street and East End Avenue in the Upper East Side of New York City on which it is constructing a luxury residential project consisting of 29 condominiums.  Contributions were made pursuant to an instrument, the “40 East Side Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022 or upon the occurrence of certain capital transactions. During the fourth quarter of 2019, we redeemed $13.0 million of the 40 East End Avenue Preferred Investment. In February 2020, we redeemed an additional $11.0 million of the 40 East End Avenue Preferred Investment which reduced the remaining outstanding balance to $6.0 million.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that provided for us to make aggregate contributions of up to $50.0 million in various affiliates of our Sponsor which own a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York on which they are constructing a residential apartment project. On March 31, 2017, the 30-02 39th Preferred Investment was amended so that our total aggregate required contributions would decrease by $40.0 million to $10.0 million. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and is redeemable by us upon the occurrence of certain capital transactions. As of December 31, 2019, there were no remaining unfunded contributions and the outstanding 30-02 39th Preferred Investment is entitled to monthly preferred distributions at a rate of 12% per annum. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

485 7th Avenue Preferred Investment

In December 2015, we entered into an agreement with various related party entities that provided for us to make contributions of up to $60.0 million in an affiliate of our Sponsor which owns a parcel of land located at 485 7th Avenue, New York, New York on which they constructed a 612-room Marriott Moxy hotel, which opened during the third quarter of 2017. Contributions were made pursuant to an instrument, the “485 7th Avenue Preferred Investment,” that were entitled to monthly preferred distributions at a rate of 12% per annum and was redeemable by us upon the occurrence of certain capital transactions. In January 2018, the Company redeemed $37.5 million of the 485 7th Avenue Preferred Investment. In April 2018, we redeemed the remaining $22.5 million of the 485 7th Avenue Preferred Investment.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities that provided for us to make contributions of up to $57.5 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which owned two residential buildings located at 112-120 East 11th Street and 85 East 10th Street in New York, New York. The East 11th Street Developer is developing a hotel at 112-120 East 11th Street (the “East 11th Street Project”). Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2019 and 2018, we redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment.

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities that provides for us to make contributions of up to $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”) which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which the Miami Moxy Developer is developing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions are made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitles us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the Miami Moxy Preferred Investment upon the consummation of certain capital transactions. Additionally, the Miami Moxy Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the Miami Moxy Developer under the Miami Moxy Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During the second quarter of 2019, the Company made contributions of $2.3 million for the Miami Moxy Preferred Investment. During the fourth quarter of 2019, the Company redeemed $11.0 million of the Miami Moxy Preferred Investment.

Consolidated Joint Venture

In August 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture, which owns Gantry Park, a multi-family apartment building located in Queens, New York.  The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”).  The 2nd Street JV Interest is a managing membership interest.  The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage.  Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.   As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, we consolidate the operating results and financial condition of the 2nd Street Joint Venture and has accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

The Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. As of January 1, 2018 the Joint Venture held ownership interests in eight hotels. During the second quarter of 2019, the Joint Venture sold its ownership interests in one of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in seven hotels as of December 31, 2019.

We account for our 2.5% membership interest in the Joint Venture under the cost method and as of December 31, 2019 and 2018, the carrying value of our investment was $1.3 million and $1.5 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

We determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries.  Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, we have consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests.

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

During the year ended December 31, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $32.1 million and $33.1 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2019, the NR Joint Ventures made aggregate distributions of approximately $18.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. The NR Joint Ventures’ distributions were made from payments received from the NR Borrowers and proceeds from a financing transaction completed by LSC 1543 7th LLC and LSC 1650 Lincoln LLC.

The Notes Receivable are summarized as follows:

	Company's	Original			Initial	Contractual	As of December 31, 2019
	Ownership	Loan	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	$9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC (1)	50%	$13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	$20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	$24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238

Total							$57,400	$(1,369)	$(308)	$55,723

(1) Repaid in full during 2019

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

LSC 162nd Capital I LLC	$445	$-

LSC 162nd Capital II LLC	964	-

LSC 47-16 Greenpoint LLC	965	-

LSC 1543 7th LLC	609	-

LSC 1650 Lincoln LLC	731	-

Total	$3,714	$-

The Santa Monica Loan

On November 12, 2019, the Company, through the Santa Monica Joint Ventures, entered into a $25.0 million loan (the” Santa Monica Loan”) which bears interest at LIBOR+3.75% and is scheduled to initially mature on August 12, 2020 but may be further extended through the exercise of two, six-month extension options, which the Santa Monica Joint Ventures may exercise by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. The net proceeds from the Santa Monica Loan of approximately $23.6 million were distributed to the members of the Santa Monica Joint Ventures based on their respective ownership interests.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2019	2018

Audit Fees (a)	$286	$299
Audit-Related Fees (b)	-	5
Tax Fees (c)	141	189

Total Fees	$427	$493

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for audit related services related to audits of entities or subsidiaries that the Company already owns, has acquired or proposed to acquire.

c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2019.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2019.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

Alan Retkinski

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

Alan Retkinski

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2019

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2*	Description of Shares
10.1(2)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.2(2)	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.3(2)	Form of the Company’s Stock Option Plan.
10.4(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 30, 2020	By:	s/ David Lichtenstein David Lichtenstein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2020

/s/ Seth Molod Seth Molod	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020

/s/ George R. Whittemore George R. Whittemore	Director	March 30, 2020
/s/ Yehuda L. Angster Yehuda L. Angster	Director	March 30, 2020
/s/ Alan Retkinski Alan Retkinski	Director	March 30, 2020

