Form 10-Q
period 2020-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2020-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐ No ☑

As of May 11, 2020, there were approximately 22.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Investment property:
Land and improvements	$30,664	$30,664
Building and improvements	101,832	101,827
Furniture and fixtures	2,408	2,404
Construction in progress	160,276	152,896
Gross investment property	295,180	287,791
Less accumulated depreciation	(30,645)	(29,685)
Net investment property	264,535	258,106
Investments in related parties	15,709	35,738
Cash and cash equivalents	81,972	77,569
Marketable securities and other investments	31,462	54,738
Restricted cash	2,984	2,231
Notes receivable, net	63,998	55,723
Prepaid expenses and other assets	2,032	2,075

Total Assets	$462,692	$486,180

Liabilities and Stockholders' Equity
Mortgages payable, net	$165,402	$164,705
Accounts payable, accrued expenses and other liabilities	5,360	4,380
Due to related parties	236	244
Tenant allowances and deposits payable	635	594
Distributions payable	3,911	3,960
Deferred rental income	428	524

Total Liabilities	175,972	174,407

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized,none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million and 22.6 million shares issued and outstanding, respectively	223	226
Additional paid-in-capital	169,701	172,749
Accumulated other comprehensive (loss)/income	(1,810)	408
Accumulated surplus	86,687	109,559

Total Company's stockholders' equity	254,801	282,942
	-	-
Noncontrolling interests	31,919	28,831

Total Stockholders' Equity	286,720	311,773

Total Liabilities and Stockholders' Equity	$462,692	$486,180

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$3,170	$3,601
Tenant recovery income	97	433

Total revenues	3,267	4,034

Expenses:
Property operating expenses	1,064	1,161
Real estate taxes	116	284
General and administrative costs	747	829
Depreciation and amortization	992	1,279

Total operating expenses	2,919	3,553

Operating income	348	481

Other income/(loss), net	22	(44)
Interest and dividend income	2,900	3,902
Interest expense	(650)	(399)
Unrealized (loss)/gain on marketable equity securities	(21,298)	3,117
Loss on sale and redemption of marketable securities	-	(311)

Net (loss)/income from continuing operations	(18,678)	6,746

Net income from discontinued operations	-	13,481

Net (loss)/income	(18,678)	20,227

Less: net income attributable to noncontrolling interests	(283)	(854)

Net (loss)/income attributable to Company's common shares	$(18,961)	$19,373

Basic and diluted net (loss)/income per Company's common share:
Continuing operations	$(0.85)	$0.26
Discontinued operations	-	0.57

Net (loss)/income per Company’s common share, basic and diluted	$(0.85)	$0.83

Weighted average number of common shares outstanding, basic and diluted	22,418	23,478

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net (loss)/income	$(18,678)	$20,227

Other comprehensive (loss)/income
Holding (loss)/gain on available for sale debt securities	(2,267)	1,360
Reclassification adjustment for loss included in net income	-	311

Other comprehensive (loss)/income	(2,267)	1,671

Comprehensive (loss)/income	(20,945)	21,898

Less: Comprehensive income attributable to noncontrolling interests	(233)	(889)

Comprehensive (loss)/income attributable to Company's common shares	$(21,178)	$21,009

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income/(loss)	Accumulated Surplus	Noncontrolling Interests	Total Stockholders' Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	19,373	854	20,227
Other comprehensive income	-	-	-	1,636	-	35	1,671
Distributions declared (a)	-	-	-	-	(4,096)	-	(4,096)
Distributions paid to noncontrolling interests	-	-	-	-	-	(831)	(831)
Contributions received from noncontrolling interests	-	-	-	-	-	6,390	6,390
Redemption and cancellation of shares	(306)	(3)	(3,325)				(3,328)
Shares issued from distribution reinvestment program	5	1	52	-	-	-	53
BALANCE, March 31, 2019	23,407	$235	$181,196	$(615)	$116,659	$20,852	$318,327

(a) Distributions per share were $0.175.

	Common			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income/(loss)	Accumulated Surplus	Noncontrolling Interests	Total Stockholders' Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	311,773
Net loss	-	-	-	-	(18,961)	283	(18,678)
Other comprehensive loss	-	-	-	(2,218)	-	(49)	(2,267)
Distributions declared (a)	-	-	-	-	(3,911)	-	(3,911)
Distributions paid to noncontrolling interests	-	-	-	-	-	(636)	(636)
Contributions received from noncontrolling interests	-	-	-	-	-	3,490	3,490
Redemption and cancellation of shares	(288)	(3)	(3,128)				(3,131)
Shares issued from distribution reinvestment program	7	-	80	-	-	-	80
BALANCE, March 31, 2020	22,327	$223	$169,701	$(1,810)	$86,687	$31,919	$286,720

(a) Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(18,678)	$20,227
Less net income – discontinued operations	-	13,481
Net (loss)/income – continuing operations	(18,678)	6,746
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	992	1,279
Mark to market adjustment on derivative financial instruments	-	49
Unrealized loss/(gain) on marketable equity securities, available for sale	21,298	(3,117)
Loss on sale and redemption of marketable securities, available for sale	-	311
Amortization of deferred financing costs	144	235
Noncash interest income	(1,191)	(234)
Other non-cash adjustments	143	288
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	51	(115)
(Decrease)/increase in tenant allowances and deposits payable	(117)	95
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(6)	435
Decrease in due to related parties	(8)	(2)
(Decrease)/increase in deferred rental income	(96)	53
Net cash provided by operating activities – continuing operations	2,532	6,023
Net cash used in operating activities – discontinued operations	-	(55)
Net cash provided by operating activities	2,532	5,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(5,787)	(74,319)
Purchase of marketable securities	(289)	(990)
Proceeds from sale of marketable securities	-	49,180
Investment in joint venture	(63)	(33)
Proceeds from joint venture	78	2
Funding of notes receivable	(7,095)	(12,000)
Proceeds from investments in related parties	20,000	20,000

Net cash provided by/(used in) investing activities – continuing operations	6,844	(18,160)
Net cash used in investing activities – discontinued operations	-	(239)
Net cash provided by/(used in) investing activities	6,844	(18,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	339	35,535
Mortgage principal payments	(314)	(411)
Payment of loan fees and expenses	(88)	(2,655)
Proceeds from line of credit	-	18,000
Redemption and cancellation of common shares	(3,131)	(3,328)
Contributions received from noncontrolling interests	3,490	6,390
Distributions paid to noncontrolling interests	(636)	(831)
Distributions paid to Company's common stockholders	(3,880)	(4,134)

Net cash (used in)/provided by financing activities	(4,220)	48,566

Net change in cash, cash equivalents and restricted cash	5,156	36,135
Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of period	$84,956	$72,717

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$81,972	$69,752
Restricted cash	2,984	2,965
Total cash, cash equivalents and restricted cash	$84,956	$72,717

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

1.	Business and Organization

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004.  As of March 31, 2020, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. The Company’s real estate investments are held alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests. Because of the composition of the Company’s real estate and real estate investments, the Company evaluates all of its real estate investments as one operating segment.

As of March 31, 2020, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were in their pre-development stage as of March 31, 2020. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which it accounts for under the cost method of accounting. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

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

The Company’s Advisor has affiliates which manage and develop certain of its properties. However, the Company also contracts with other unaffiliated third-party property managers.

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

Discontinued Operations

During the first quarter of 2019, a portfolio comprised of the Company’s 10 industrial properties located in Louisiana (seven properties located in New Orleans and three properties located in Baton Rouge, and collectively, the “Louisiana Assets”) met the criteria to be classified as discontinued operations in the consolidated statements of operations for all periods presented, through their date of disposition. The disposition of the Louisiana Assets, which represented all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore, upon their disposition, the operating results of the Louisiana Assets were classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented through their date of disposition (See Note 8).

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2020.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Lightstone REIT and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, the Company accounts for the investment using the equity method of accounting.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2019 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

As a result of such restrictions, the Company temporarily closed the St. Augustine Outlet Center effective March 20, 2020. The St. Augustine Outlet Center was subsequently reopened on May 7, 2020 with reduced operating hours in accordance with the State of Florida’s guidelines. Because all of the Company’s development projects are in their pre-development stage, the COVID-19 pandemic has not currently affected the associated pre-development activities. Additionally, the Company’s other real estate-related investments (preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) principally relate to various development projects at different stages in their respective development process, and as such, are subject to similar restrictions.

The extent to which the Company’s business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If the Company’s operating properties, development projects and real estate-related investments are negatively impacted for an extended period because (i) tenants are unable to pay their rent, (ii) borrowers are unable to pay scheduled debt service on notes receivable, (iii) development activities are delayed and/or (iv) various related party entities are unable to pay monthly preferred distributions on the Company’s preferred investments in related parties, the Company’s business and financial results could be materially and adversely impacted. While the Company has implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions, if any, granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the Company incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2020	2019
Cash paid for interest	$2,145	$1,601
Distributions declared but not paid	$3,911	$4,043
Investment property acquired but not paid	$2,068	$160
Assets transferred in connection with assignment transaction	$-	$37,299
Amortization of deferred financing costs included in construction in progress	$615	$-
Liabilities extinguished in connection with assignment transaction	$-	$50,914
Holding loss/gain on marketable securities	$2,267	$1,671
Value of shares issued from distribution reinvestment program	$80	$53

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3. Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired adjacent three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which it intends to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company intends to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $1.6 million. As of March 31, 2020, the Lower East Side Moxy Hotel was in pre-development and not under construction.

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

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest at 4.50% and was scheduled to initially mature on April 9, 2020, but may be further extended through the exercise of two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company exercised the first extension option on April 9, 2020 and extended the maturity date to October 9, 2020. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land. In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million. As of March 31, 2020, the Exterior Street Project was in pre-development and not under construction.

Santa Clara Data Center

On January 10, 2019, the Company, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which the Company intends to develop and construct a data center (the “Santa Clara Data Center”). In connection with the acquisition of the Martin Avenue Land, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $0.2 million. As of March 31, 2020, the Santa Clara Data Center was in pre-development and not under construction.

The following is a summary of the amounts incurred and capitalized to construction in progress as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest
	As of	As of	Three Months Ended
Development Projects	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
Lower East Side Moxy Hotel	$79,000	$73,776	$1,047	$1,078
Exterior Street Project	68,075	66,084	1,108	291
Santa Clara Data Center	13,193	13,027	99	105
Total Devlopments Projects	$160,268	$152,887	$2,254	$1,474

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4. Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$7,088	$-	$(1,250)	$5,838
Marco OP Units and Marco II OP Units	19,227	-	(7,748)	11,479
	26,315	-	(8,998)	17,317
Debt securities:
Corporate Bonds	15,993	-	(1,848)	14,145

Total	$42,308	$-	$(10,846)	$31,462

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$6,799	$375	$(17)	$7,157
Marco OP Units and Marco II OP Units	19,227	11,942	-	31,169
	26,026	12,317	(17)	38,326
Debt securities:
Corporate Bonds	15,993	442	(23)	16,412

Total	$42,019	$12,759	$(40)	$54,738

As of both March 31, 2020 and December 31, 2019, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon’s stock as of the dates indicated.

Financial markets have experienced significant volatility in response to the current COVID-19 pandemic, including significant reductions in market interest rates and market prices of certain equity securities during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company incurred an unrealized loss on its marketable equity securities of approximately $21.3 million, which is included in its consolidated statements of operations. Approximately $19.7 million of this unrealized loss was attributable to its Marco OP Units and Marco II OP Units. As a result, the Company’s marketable equity securities had an aggregate unrealized loss of approximately $9.0 million, including $7.7 million attributable to the Marco OP Units and Marco II OP Units, as of March 31, 2020. Additionally, during the three months ended March 31, 2020, the Company’s experienced a holding loss of approximately $2.3 million on its available for sale marketable debt securities, which is included in its consolidated statements of comprehensive income.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic which resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable security before recovery of its amortized cost basis. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of March 31, 2020, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

The Company may sell certain of its investments in marketable debt securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2020	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$5,838	$-	$-	$5,838
Marco OP and OP II Units	-	11,479	-	11,479
Corporate Bonds	-	14,145	-	14,145
Total	$5,838	$25,624	$-	$31,462

	Fair Value Measurement Using
As of December 31, 2019	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$7,157	$-	$-	$7,157
Marco OP and OP II Units	-	31,169	-	31,169
Corporate Bonds	-	16,412	-	16,412
Total	$7,157	$47,581	$-	$54,738

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets. Additionally, as noted above, the Company’s Marco OP and Marco OP II Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and Marco OP II Units.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of March 31, 2020
Due in 1 year	$1,685
Due in 1 year through 5 years	2,020
Due in 5 years through 10 years	1,938
Due after 10 years	8,502
Total	$14,145

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.84% as of March 31, 2020) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2020 and December 31, 2019.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (2.34% as of March 31, 2020). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $6.3 million. No amounts were outstanding under the Line of Credit as of March 31, 2020 and December 31, 2019.

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

The Joint Venture Promissory Notes provide for monthly interest at a prescribed variable rate, subject to a floor. In connection with funding of the Joint Venture Promissory Notes, the NR Joint Ventures have received origination fees (1.00% - 1.50%) based on the principal amount of the loan and retained a portion of the loan proceeds to establish a reserve for interest and other items (the “Loan Reserves”). The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets.

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for an additional one-year extension option subject to satisfaction of certain prescribed conditions, including the funding of an additional reserve for interest and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

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

The following tables summarize the Notes Receivable as of the dates indicated:

	Company's	Loan				Contractual	As of March 31, 2020
Joint Venture/Lender	Ownership Percentage	Commitment Amount	Origination Fee	Origination Date	Maturity Date	Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	October 31, 2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(19)	$-	$4,215	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	October 31, 2020	Libor plus 7.50% (Floor of 10%)	9,166	(41)	-	9,125	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(118)	(81)	19,801	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(141)	(97)	23,762	-

LSC 11640 Mayfield LLC	50%	18,000	1.00%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(3,395)	(260)	7,095	7,250
Total							$68,150	$(3,714)	$(438)	$63,998	$7,250

	Company's	Loan				Contractual	As of December 31, 2019
Joint Venture/Lender	Ownership Percentage	Commitment Amount	Origination Fee	Origination Date	Maturity Date	Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC	50%	13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238
Total							$57,400	$(1,369)	$(308)	$55,723

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended March 31,
Joint Venture/Lender	2020	2019
LSC 162nd Capital I LLC	$113	$74

LSC 162nd Capital II LLC	245	161

LSC 1543 7th LLC	437	-

LSC 1650 Lincoln LLC	524	-

LSC 11640 Mayfield LLC	115	-

Total	$1,434	$235

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

6. Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of December 31, 2019	Maturity Date	Amount Due at Maturity	As of March 31, 2020	As of December 31, 2019
Gantry Park	4.48%	4.48%	November 2024	$65,317	$71,814	$72,128
Bowery Land and Air Rights	LIBOR + 4.25%	6.62%	December 2020	35,168	35,168	34,828
Exterior Street Land	4.50%	4.50%	October 2020	35,000	35,000	35,000
Santa Monica Note Receivable	LIBOR + 3.75%	5.50%	August 2020	25,000	25,000	25,000
Total mortgages payable		5.09%		$160,485	166,982	166,956

Less: Deferred financing costs					(1,580)	(2,251)
Total mortgages payable, net					$165,402	$164,705

Libor as of March 31, 2020 and December 31, 2019 was 1.00% and 1.76%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which bears interest at 4.50% and was scheduled to initially mature on April 9, 2020 but may be further extended through the exercise of two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company exercised the first extension option on April 9, 2020 and extended the maturity date to October 9, 2020. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage) for up to $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through March 31, 2020, the Company received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of March 31, 2020.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$96,114	$1,328	$1,389	$1,454	$66,697	$-	$166,982

Less: Deferred financing costs							(1,580)

Total principal maturities, net							$165,402

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2020, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2020) initially matured on April 9, 2020 but had two, six-month extension options, which the Company may exercise by providing the lender with notice of its intent to extend. The Company exercised the first extension option on April 9, 2020 and extended the maturity date to October 9, 2020. The Company intends to exercise the second extension option or refinance the Exterior Street Loan on or before its applicable stated maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of March 31, 2020) initially matures on August 12, 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with notice of its intent to extend. The Company currently intends to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of March 31, 2020) matures on December 3, 2020. The Company currently intends to refinance the Bowery Mortgage on or before its maturity date.

However, if the Company is unable to extend or refinance any of its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

7. Leases

The Company’s retail property and multi-family residential property are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between 2020 and 2026.

The Company, as a lessor, retains substantially all of the risks and benefits of ownership of the investment properties and continues to account for its leases as operating leases. The Company accrues fixed lease income on a straight-line basis over the terms of the leases. Some of the Company’s tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. The Company recognizes this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease.

The Company structures its leases to allow it to recover a portion of its property operating expenses from its tenants. A portion of The Company’s leases require the tenant to reimburse it for a portion of its operating expenses, including common area maintenance (“CAM”), real estate taxes and insurance. Such property operating expenses typically include utility, insurance and other administrative expenses. For some of the Company’s leases it receives a fixed payment from the tenant for the CAM component which is recognized as revenue on a straight-line basis over the term of the lease. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant’s proportionate share of the allocable operating expenses for the property. The Company accrues reimbursements from tenants for recoverable portions of all of these expenses as variable lease consideration in the period the applicable expenditures are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

As of March 31, 2020, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$1,504	$1,440	$1,184	$1,114	$457	$229	$5,928

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

The Company has excluded its multi-family residential property’s leases from this table as substantially all of its multi-family residential property’s leases have initial terms of 12 months of less.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

8. Dispositions

Disposition - Continuing Operations

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

Disposition – Discontinued Operations

The following dispositions qualified to be reported as discontinued operations and their operating results are classified as discontinued operations in the consolidated statements of operations for all periods presented through their respective dates of disposition:

Disposition Transactions related to Gulf Coast Industrial Portfolio

The Company had an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage Loan”) which was originated in February 2007 and subsequently transferred during the third quarter of 2012 to a special servicer that discontinued scheduled debt service payments and notified the Company that the loan was in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage Loan was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) including the Louisiana Assets and four properties located in San Antonio, Texas (the “San Antonio Assets”).

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

The disposition of the Louisiana Assets, which comprised all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the operating results of the Louisiana Assets have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented through their date of disposition.

The following summary presents the operating results of the Louisiana Assets included in discontinued operations in the Consolidated Statements of Operations for the periods indicated.

For the Months Ended March 31, 2019
Revenues	$409
Operating expenses	317
Operating income	92

Interest expense and other, net	(226)
Gain on debt extinguishment	13,615
Net income from discontinued operations	$13,481

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

9. Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income/(loss) per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our common stock were exercised. For all periods presented, dilutive net income/(loss) per share is equivalent to basic net income/(loss) per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$1,823
Asset management fees (general and administrative costs)	215	336
Property management fees (property operating expenses)	111	79
Development fees and leasing commissions*	-	74
Total	$326	$2,312

* Generally, capitalized and amortized over the estimated useful life of the associated asset.

In connection with the Company’s Offering, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units which are included in noncontrolling interests in the consolidated balance sheets. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

During both the three months ended March 31, 2020 and 2019, distributions of $0.5 million were declared and paid on the SLP units.

Preferred Investments

The Company has entered into several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle the Company to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of March 31, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the three months ended March 31, 2020, the Company redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of	As of	Three Months Ended March 31,
Preferred Investments	Rate	March 31, 2020	December 31, 2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$336	$900
30-02 39th Avenue	12%	-	-	-	140
East 11th Street	12%	8,500	8,500	261	1,100
Miami Moxy	12%	-	9,000	45	532
Total Preferred Investments		$14,500	$34,500	$642	$2,672

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party REIT also sponsored by our Sponsor. The Joint Venture holds ownership interests in seven hotels as of March 31, 2020.

The Company accounts for its 2.5% membership interest in the Joint Venture under the cost method and as of both March 31, 2020 and December 31, 2019, the carrying value of its investment was $1.2 million, which is included in investment in related parties on the consolidated balance sheets.

11.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, notes receivable and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$167.0	$171.2	$167.0	$167.9

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

13. Subsequent Events

Distribution Payment

On April 15, 2020, the distribution for the three-month period ending March 31, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (the “DRIP”), at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

Distribution Declaration

On May 14, 2020, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2020. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on May 14, 2020, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

As of March 31, 2020, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were in their pre-development stage as of March 31, 2020. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for our under the cost method of accounting. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust (“REIT”) also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred investments in related parties and nonrecourse promissory notes made to unaffiliated third-parties. our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Many states have recently announced guidelines to reduce certain of these restrictions.

As a result of such restrictions, we temporarily closed the St. Augustine Outlet Center effective March 20, 2020. The St. Augustine Outlet Center was subsequently reopened on May 7, 2020 with reduced operating hours in accordance with the State of Florida’s guidelines. Because all of our development projects are in their pre-development stage, the COVID-19 pandemic has not currently affected the associated pre-development activities. Additionally, our other real estate-related investments (preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) principally relate to various development projects at different stages in their respective development process, and as such, are subject to similar restrictions.

The extent to which our business may be affected by the current COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted.

If our operating properties, development projects and real estate-related investments are negatively impacted for an extended period because (i) tenants are unable to pay their rent, (ii) borrowers are unable to pay scheduled debt service on notes receivable, (iii) development activities are delayed and/or (iv) various related party entities are unable to pay monthly preferred distributions on our preferred investments in related parties, our business and financial results could be materially and adversely impacted. While we have implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units		Percentage Occupied as of March 31, 2020	Annualized Revenues based on rents at March 31, 2020	Annualized Revenues per square foot/unit at March 31, 2020
St. Augustine Outlet Center (Retail Outlet Mall) (1)	St. Augustine, Florida	1998	March 2006	328,120	GLA	79.2%	$2.3 million	$8.96	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	August 2013	199	units	99.0%	$9.2 million	$46,761	unit

(1) On March 16, 2020, the St. Augustine Outlet Center was temporarily closed as a result of the COVID-19 pandemic.

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as March 31, 2020.

Development Projects

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

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of March 31, 2020:

Development Projects
Lower East Side Moxy Hotel	$79,000
Exterior Street Project	68,075
Santa Clara Data Center	13,193
Total Devlopments Projects	$160,268

All of our development projects were in their pre-development stage as of March 31, 2020. We do not currently intend to commence construction of any of our development projects prior to obtaining construction financing.

Results of Operations

Dispositions

Dispositions - Continuing Operations

The following disposition did not represent a strategic shift that had a major effect on our operations and financial results and therefore did not qualify to be reported as discontinued operations and its operating results are reflected in our results from continuing operations in the consolidated statements of operations for all periods presented through the date of disposition:

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

Disposition Transactions related to Gulf Coast Industrial Portfolio

We had an outstanding non-recourse mortgage loan (the “Gulf Coast Industrial Portfolio Mortgage Loan”) which was originated in February 2007 and subsequently transferred during the third quarter of 2012 to a special servicer that discontinued scheduled debt service payments and notified us that the loan was in default and due on demand. The Gulf Coast Industrial Portfolio Mortgage Loan was initially cross-collateralized by a portfolio of 14 industrial properties (collectively, the “Gulf Coast Industrial Portfolio”) including 10 properties located in Louisiana (seven properties located in New Orleans and three properties located in Baton Rouge, and collectively, the “Louisiana Assets”) and four properties located in San Antonio, Texas (the “San Antonio Assets”).

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

As a result, the operating results of the Louisiana Assets have been classified as discontinued operations in our consolidated statements of operations for all periods presented through their date of disposition.

For the Three Months Ended March 31, 2020 vs. March 31, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $0.7 million to $3.3 million for the three months ended March 31, 2020 compared to $4.0 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues increased slightly by $0.1 million.

Property operating expenses

Property operating expenses decreased slightly by approximately $0.1 million to $1.1 million for the three months ended March 31, 2020 compared to $1.2 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses were relatively flat.

Real estate taxes

Real estate taxes decreased by approximately $0.2 million to $0.1 million for the three months ended March 31, 2020 compared to $0.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes were relatively flat.

General and administrative expenses

General and administrative expenses decreased slightly by approximately $0.1 million to $0.7 million for the three months ended March 31, 2020 compared to $0.8 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.3 million to $1.0 million for the three months ended March 31, 2020 compared to $1.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization increased slightly by $0.1 million.

Interest and dividend income

Interest and dividend income decreased by approximately $1.0 million to $2.9 million for the three months ended March 31, 2020 compared to $3.9 million for the same period in 2019. The decrease primarily reflects lower investment income of $2.0 million from our Preferred Investments partially offset by interest income earned on our notes receivable of $1.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.3 million to $0.7 million for the three months ended March 31, 2020 compared to $0.4 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the three months ended March 31, 2020 and 2019, $2.3 million and $1.5 million, respectively, of interest was capitalized to construction in progress for our development projects.

Unrealized loss on marketable equity securities

During the three months ended March 31, 2020, we recorded an unrealized loss on marketable equity securities of $21.3 million and during the three months ended March 31, 2019, we recorded an unrealized gain on marketable equity securities of $3.1 million which represents the change in the fair value of our marketable equity securities during the three months ended March 31, 2020 and 2019, respectively.

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

Financial Condition, Liquidity and Capital Resources

Overview:

Rental income, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, routine capital expenditures and distributions.

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including pre-development activities, generally through working capital, redemptions of our preferred investments, repayments of our outstanding notes receivable, the remaining availability on the Bowery Mortgage ($0.4 million as of March 31, 2020) and new borrowings. We currently do not intend to commence construction of any of our development projects prior to obtaining construction financing. As of March 31, 2020, we had approximately $82.0 million of cash and cash equivalents on hand and $31.5 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2020, our total borrowings of $167.0 million represented 53% of net assets.

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

In addition to meeting working capital needs and making distributions, if any, to our stockholders and non-controlling interests, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments related to asset acquisition fees, development fees and leasing commissions, asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$1,823
Asset management fees (general and administrative costs)	215	336
Property management fees (property operating expenses)	111	79
Development fees and leasing commissions*	-	74
Total	$326	$2,312

*Generally, capitalized and amortized over the estimated useful life of the associated asset.

Additionally, we may be required to make distributions on the special general partner interests (“SLP Units”) in the Operating Partnership held by Lightstone SLP, LLC, an affiliate of the Advisor. In connection with the Company’s initial public offering, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During both the three months ended March 31, 2020 and 2019, distributions of $0.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2020	2019
Net cash flows provided by operating activities	$2,532	$5,968
Net cash flows provided by/(used in) investing activities	6,844	(18,399)
Net cash flows (used in)/provided by financing activities	(4,220)	48,566
Net change in cash, cash equivalents and restricted cash	5,156	36,135

Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of the period	$84,956	$72,717

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

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, including our investments in related parties, (vi) funding of notes receivable, (viii) scheduled debt service and (ix) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our preferred investments in related parties, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

The net cash provided by operating activities of $2.5 million for the three months ended March 31, 2020 consists of the following:

•	cash inflows of approximately $2.7 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $6.8 million for the three months ended March 31, 2020 consists primarily of the following:

•	purchases of investment property of approximately $5.8 million;

•	funding of notes receivable of $7.1 million;

•	proceeds from preferred investments in related parties of $20.0 million; and

•	purchases of marketable securities of $0.3 million.

Financing activities

The net cash used in financing activities of approximately $4.2 million for the three months ended March 31, 2020 is primarily related to the following:

•	contributions received from noncontrolling interests of $3.5 million;

•	redemptions and cancellation of common stock of $3.1 million;

•	distributions to our noncontrolling interests of $0.6 million; and

•	distributions to our common shareholders of $3.9 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. As of March 31, 2020, the Lower East Side Moxy Hotel was in pre-development and not under construction.

On December 3, 2018, we entered into a mortgage loan collateralized by the Bowery Land and the Air Rights (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through March 31, 2020, we received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of March 31, 2020.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs, on which we intends\ to develop and construct a multi-family residential property (the “Exterior Street Project”). As of March 31, 2020, the Exterior Street Project was in pre-development and not under construction.

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest and 4.50% and was scheduled to initially mature on April 9, 2020, but has been further extended through the exercise of the first of two, six-month extension options.. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Land.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs, on which we intend to develop and construct a data center (the “Santa Clara Data Center”). As of March 31, 2020, the Santa Clara Data Center was in pre-development and not under construction.

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of March 31, 2020:

Development Projects
Lower East Side Moxy Hotel	$79,000
Exterior Street Project	68,075
Santa Clara Data Center	13,193
Total Devlopments Projects	$160,268

The states where we have development projects (New York and California), have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, although, in certain cases, exceptions are available for certain essential construction projects.

Because all of our development projects are still in their pre-development stage, our predevelopment activities have been relatively unaffected by the COVID-19 pandemic to-date. While we do not currently intend to commence construction of any of our development projects prior to obtaining construction financing, the COVID-19 pandemic, and restrictions intended to prevent its spread, may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for our development projects.

We currently believe our capital resources are sufficient to fund our expected development activities related to the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center for the next 12 months. However, we ultimately expect to finance a substantial portion of our development costs through construction loans. Due to the uncertainty in capital and financial markets in the United States because of the current COVID-19 pandemic, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of March 31, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the three months ended March 31, 2020, we (i) redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of	As of	Three Months Ended March 31,
Preferred Investments	Dividend Rate	March 31, 2020	December 31, 2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$336	$900
30-02 39th Avenue	12%	-	-	-	140
East 11th Street	12%	8,500	8,500	261	1,100
Miami Moxy	12%	-	9,000	45	532
Total Preferred Investments		$14,500	$34,500	$642	$2,672

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for an additional one-year extension option subject to satisfaction of certain prescribed conditions, including the funding of an additional reserve for interest and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

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

The Notes Receivable are summarized as follows:

							As of March 31, 2020
Joint Venture/Lender	Company's Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	October 31, 2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(19)	$-	$4,215	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	October 31, 2020	Libor plus 7.50% (Floor of 10%)	9,166	(41)	-	9,125	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(118)	(81)	19,801	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(141)	(97)	23,762	-

LSC 11640 Mayfield LLC	50%	18,000	1.00%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(3,395)	(260)	7,095	7,250

Total							$68,150	$(3,714)	$(438)	$63,998	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended March 31,
Joint Venture/Lender	2020	2019
LSC 162nd Capital I LLC	$113	$74

LSC 162nd Capital II LLC	245	161

LSC 1543 7th LLC	437	-

LSC 1650 Lincoln LLC	524	-

LSC 11640 Mayfield LLC	115	-

Total	$1,434	$235

Distribution Reinvestment Program (“DRIP”)

Our DRIP provides our shareholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Under our distribution reinvestment program, a shareholder may acquire, from time to time, additional shares of our common stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Our Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act of 1933 on October 25, 2018.

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 10, 2019, our Board of Directors determined our Estimated Per-Share NAV of $11.82 as of September 30, 2019, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of March 31, 2020, we had approximately 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2019 we repurchased approximately 12.9 million shares of common stock. For the three months ended March 31, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to our share repurchase program.

On May 10, 2018, the Board of Directors amended the share repurchase program to set the price for all purchases under our share repurchase program equal to 92% of the Estimated Per-Share NAV and the number of shares repurchased during any calendar year to five (5.0%) of the weighted average number of shares outstanding during the previous year.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$96,114	$1,328	$1,389	$1,454	$66,697	$-	$166,982
Interest Payments [1]	5,393	3,191	3,130	3,065	2,917	-	17,696

Total Contractual Obligations	$101,507	$4,519	$4,519	$4,519	$69,614	$-	$184,678

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of March 31, 2020 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.84% as of March 31, 2020) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2020 and December 31, 2019.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (2.34% as of March 31, 2020). The Line of Credit is collateralized by 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $6.3 million. No amounts were outstanding under the Line of Credit as of March 31, 2020 and December 31, 2019.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2020) initially matured on April 9, 2020 but had two, six-month extension options, which may be exercised by providing the lender with notice of our intent to extend. We exercised the first six-month extension option on April 9, 2020 and extended the maturity date to October 9, 2020. We currently intend to exercise the second extension option or refinance the Exterior Street Loan on or before the applicable stated maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of March 31, 2020) initially matures on August 12, 2020 but has two, six-month extension options, which we can exercise by providing the lender with notice of our intent to extend. We currently intend to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of March 31, 2020) matures on December 3, 2020. We currently intend to refinance the Bowery Mortgage on or before its maturity date.

However, if we are unable to extend or refinance any of our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

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

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net (loss)/income	$(18,678)	$20,227
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	992	1,279
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	-	-
Discontinued operations
Depreciation and amortization of real estate assets	-	121
Gain on disposal of investment property	-	(70)

FFO	(17,686)	21,557
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	(22)
Amortization of above or below market leases and liabilities(2)	-	(35)
Discontinued operations:
Gain on debt extinguishment	-	(13,615)
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)	21,298	(3,068)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	311

MFFO	3,612	5,128
Straight-line rent(5)	7	(4)
MFFO - IPA recommended format(6)	$3,619	$5,124

Net (loss)/income	$(18,678)	$20,227
Less: income attributable to noncontrolling interests	(283)	(854)
Net (loss)/income applicable to Company's common shares	$(18,961)	$19,373
Net (loss)/income per common share, basic and diluted	$(0.85)	$0.83

FFO	$(17,686)	$21,557
Less: FFO attributable to noncontrolling interests	673	(1,047)
FFO attributable to Company's common shares	$(17,013)	$20,510
FFO per common share, basic and diluted	$(0.76)	$0.87

MFFO - IPA recommended format	$3,619	$5,124
Less: MFFO attributable to noncontrolling interests	(881)	(577)
MFFO attributable to Company's common shares	$2,738	$4,547

Weighted average number of common shares outstanding, basic and diluted	22,418	23,478

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2020
FFO attributable to Company’s common shares	$219,028
Distributions paid	$235,973

On April 15, 2020, the distribution for the three-month period ending March 31, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2020, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)