Form 10-Q
period 2020-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2020-08-07
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐  No ☑

As of August 3, 2020, there were approximately 22.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of	As of
	June 30, 2020	December 31, 2019
Assets	(unaudited)
Investment property:
Land and improvements	$30,143	$30,664
Building and improvements	101,589	101,827
Furniture and fixtures	2,425	2,404
Construction in progress	166,887	152,896
Gross investment property	301,044	287,791
Less accumulated depreciation	(31,334)	(29,685)
Net investment property	269,710	258,106
Investments in related parties	15,684	35,738
Cash and cash equivalents	72,503	77,569
Marketable securities and other investments	37,409	54,738
Restricted cash	2,377	2,231
Notes receivable, net	63,585	55,723
Prepaid expenses and other assets	2,568	2,075

Total Assets	$463,836	$486,180

Liabilities and Stockholders' Equity
Mortgages payable, net	$165,428	$164,705
Accounts payable, accrued expenses and other liabilities	5,097	4,380
Due to related parties	211	244
Tenant allowances and deposits payable	571	594
Distributions payable	3,912	3,960
Deferred rental income	422	524

Total Liabilities	175,641	174,407

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million and 22.6 million shares issued and outstanding, respectively	223	226
Additional paid-in-capital	169,784	172,749
Accumulated other comprehensive (loss)/income	(1,042)	408
Accumulated surplus	88,586	109,559

Total Company's stockholders' equity	257,551	282,942
	-	-
Noncontrolling interests	30,644	28,831

Total Stockholders' Equity	288,195	311,773

Total Liabilities and Stockholders' Equity	$463,836	$486,180

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$2,872	$3,662	$6,042	$7,263
Tenant recovery income	88	234	185	667

Total revenues	2,960	3,896	6,227	7,930

Expenses:
Property operating expenses	896	1,102	1,960	2,263
Real estate taxes	113	451	229	735
General and administrative costs	987	760	1,734	1,589
Depreciation and amortization	976	1,302	1,968	2,581

Total operating expenses	2,972	3,615	5,891	7,168

Operating (loss)/income	(12)	281	336	762

Other income, net	30	157	52	113
Interest and dividend income	2,881	3,833	5,781	7,735

Interest expense	(649)	(288)	(1,299)	(687)

Gain on disposition of real estate	1,562	-	1,562	-
Unrealized gain/(loss) on marketable equity securities	2,687	(4,782)	(18,611)	(1,665)
Loss on sale and redemption of marketable securities	(230)	(314)	(230)	(625)

Net income/(loss) from continuing operations	6,269	(1,113)	(12,409)	5,633

Net income from discontinued operations	-	-	-	13,481

Net income/(loss)	6,269	(1,113)	(12,409)	19,114

Less: net income attributable to noncontrolling interests	(458)	(305)	(741)	(1,159)

Net income/(loss) attributable to Company's common shares	$5,811	$(1,418)	$(13,150)	$17,955

Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.26	$(0.07)	$(0.59)	$0.18
Discontinued operations	-	-	-	0.58

Net income/(loss) per Company’s common share, basic and diluted	$0.26	$(0.07)	$(0.59)	$0.76

Weighted average number of common shares outstanding, basic and diluted	22,333	23,174	22,376	23,324

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$6,269	$(1,113)	$(12,409)	$19,114

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale debt securities	787	141	(1,480)	1,501
Reclassification adjustment for loss included in net i ncome/(loss)	-	314	-	625

Other comprehensive income/(loss)	787	455	(1,480)	2,126

Comprehensive income/(loss)	7,056	(658)	(13,889)	21,240

Less: Comprehensive income attributable to noncontrolling interests	(477)	(314)	(711)	(1,203)

Comprehensive income/(loss) attributable to Company's common shares	$6,579	$(972)	$(14,600)	$20,037

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, March 31, 2019	23,407	$235	$181,196	$(615)	$116,659	$20,852	$318,327
Net loss	-	-	-	-	(1,418)	305	(1,113)
Other comprehensive income	-	-	-	446	-	9	455
Distributions declared (a)	-	-	-	-	(4,026)	-	(4,026)
Distributions paid to noncontrolling interests	-	-	-	-	-	(880)	(880)
Contributions received from noncontrolling interests	-	-	-	-	-	5,562	5,562
Redemption, cancellation and tender of shares	(361)	(4)	(3,711)				(3,715)
Shares issued from distribution reinvestment program	6	-	74	-	-	-	74
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684

(a) Distributions per share were $0.175.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	17,955	1,159	19,114
Other comprehensive income	-	-	-	2,082	-	44	2,126
Distributions declared (a)	-	-	-	-	(8,122)	-	(8,122)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,711)	(1,711)
Contributions received from noncontrolling interests	-	-	-	-	-	11,952	11,952
Redemption, cancellation and tender of shares	(667)	(7)	(7,036)				(7,043)
Shares issued from distribution reinvestment program	11	1	126	-	-	-	127
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684

(a) Distributions per share were $0.350.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, March 31, 2020	22,327	$223	$169,701	$(1,810)	$86,687	$31,919	$286,720
Net income	-	-	-	-	5,811	458	6,269
Other comprehensive income	-	-	-	768	-	19	787
Distributions declared (a)	-	-	-	-	(3,912)	-	(3,912)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,752)	(1,752)
Shares issued from distribution reinvestment program	8	-	83	-	-	-	83
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195

(a) Distributions per share were $0.175.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	311,773
Net loss	-	-	-	-	(13,150)	741	(12,409)
Other comprehensive loss	-	-	-	(1,450)	-	(30)	(1,480)
Distributions declared (a)	-	-	-	-	(7,823)	-	(7,823)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,388)	(2,388)
Contributions received from noncontrolling interests	-	-	-	-	-	3,490	3,490
Redemption and cancellation of shares	(288)	(3)	(3,128)	-	-	-	(3,131)
Shares issued from distribution reinvestment program	15	-	163	-	-	-	163
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195

(a) Distributions per share were $0.350.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(12,409)	$19,114
Less net income – discontinued operations	-	13,481
Net (loss)/income – continuing operations	(12,409)	5,633
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,968	2,581
Mark to market adjustment on derivative financial instruments	-	135
Gain on disposition of real estate	(1,562)	-
Unrealized loss on marketable equity securities	18,611	1,665
Loss on sale and redemption of marketable securities	230	625
Amortization of deferred financing costs	288	652
Noncash interest income	(2,190)	(747)
Bad debt expense	445	191
Other non-cash adjustments	14	160
Changes in assets and liabilities:
increase in prepaid expenses and other assets	(1,001)	(321)
(Decrease)/increase in tenant allowances and deposits payable	(23)	92
Increase in accounts payable, accrued expenses and other liabilities	355	380
Decrease in due to related parties	(33)	(161)
Decrease in deferred rental income	(102)	(42)

Net cash provided by operating activities – continuing operations	4,591	10,843
Net cash used in operating activities – discontinued operations	-	(55)
Net cash provided by operating activities	4,591	10,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(12,860)	(78,879)
Purchase of marketable securities	(7,253)	(6,450)
Proceeds from sale of marketable securities	4,260	54,429
Proceeds from disposition of real estate	2,082	-
Investment in joint venture	(119)	(57)
Proceeds from joint venture	159	109
Funding of notes receivable	(6,172)	(22,999)
Proceeds from repayment of notes receivable	500	-
Proceeds from investments in related parties	20,000	27,000
Investments in related parties	-	(2,267)

Net cash provided by/(used in) investing activities – continuing operations	597	(29,114)
Net cash used in investing activities – discontinued operations	-	(239)
Net cash provided by/(used in) investing activities	597	(29,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	339	36,109
Mortgage principal payments	(623)	(808)
Payment of loan fees and expenses	(87)	(2,453)
Redemption and cancellation of common shares	(3,131)	(7,043)
Contributions received from noncontrolling interests	3,490	11,952
Distributions paid to noncontrolling interests	(2,388)	(1,711)
Distributions paid to Company's common stockholders	(7,708)	(8,104)

Net cash (used in)/provided by financing activities	(10,108)	27,942

Net change in cash, cash equivalents and restricted cash	(4,920)	9,377
Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of period	$74,880	$45,959

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$72,503	$43,558
Restricted cash	2,377	2,401
Total cash, cash equivalents and restricted cash	$74,880	$45,959

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004.  As of June 30, 2020, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2020, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail outlet shopping center located in St. Augustine, Florida which contains approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property located in Long Island City, New York which contains 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were under development as of June 30, 2020. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”). The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) and nonrecourse loans made to unaffiliated third-party borrowers.

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

Tender Offer

The Company commenced a tender offer on June 15, 2020, pursuant to which it offered to acquire up to 225,000 Common Shares at a purchase price of $5.00 per share, or approximately $1.1 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on July 24, 2020, the Company repurchased approximately 0.1 million Common Shares for an aggregate of approximately $0.3 million in August 2020.

Related Parties

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

Gain on Disposition of Real Estate

On April 6, 2020, the Company completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of June 30, 2020.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing.

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

COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

As a result of previous restrictions, the Company was required to temporarily close its St. Augustine Outlet Center on March 20, 2020. However, it was subsequently able to reopen the St. Augustine Outlet Center on May 7, 2020 and it is currently operating with both reduced capacity levels and operating hours in accordance with the State of Florida’s guidelines. Primarily because of the impact of COVID-19 on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, the Company has provided forbearance of certain rent payments to various tenants, which have not had a material impact on the Company’s results from operations or financial condition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

To-date the COVID-19 pandemic has not had any significant impact on Gantry Park Landing or on the Company’s three development projects because only limited construction activities have thus far commenced. Furthermore, the Company’s other real estate-related investments (both its Preferred Investments and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet seen any significant impact from the COVID-19 pandemic.

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

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions, if any, granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2020	2019
Cash paid for interest	$4,310	$3,619
Distributions declared but not paid	$3,912	$4,027
Investment property acquired but not paid	$1,447	$307
Assets transferred in connection with assignment transaction	$-	$37,299
Liabilities extinguished in connection with assignment transaction	$-	$50,914
Amortization of deferred financing costs included in construction in progress	$806	$-
Holding loss/gain on marketable securities	$1,480	$2,126
Value of shares issued from distribution reinvestment program	$163	$127

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired adjacent three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company intends to use the Bowery Land and Air Rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the aggregate gross contractual purchase price, which was approximately $1.6 million. The Lower East Side Moxy Hotel is currently under development.

 Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. The Company intends to use the Exterior Street Land for the development and construction of a multi-family residential property (the “Exterior Street Project”). The Exterior Street Project is currently under development.

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest at 4.50% and was initially scheduled to mature on April 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now October 9, 2020. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project. In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million.

Santa Clara Data Center

On January 10, 2019, the Company, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs. The Company intends to use the Martin Avenue Land for the development and construction of a data center (the “Santa Clara Data Center”). In connection with the acquisition of the Martin Avenue Land, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $0.2 million. The Santa Clara Data Center is currently under development.

The following is a summary of the amounts incurred and capitalized to construction in progress as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	Amounts Capitalized to Construction in Progress		Capitalized Interest		Capitalized Interest
	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Development Projects	June 30, 2020	December 31, 2019	2020	2019	2020	2019
Lower East Side Moxy Hotel	$83,505	$73,776	$1,060	$1,090	$2,107	$2,168
Exterior Street Project	70,056	66,084	680	1,178	1,788	1,469
Santa Clara Data Center	13,317	13,027	92	134	192	240
Total Developments Projects	$166,878	$152,887	$1,832	$2,402	$4,087	$3,877

4.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$8,591	$-	$(1,392)	$7,199
Marco OP Units and Marco II OP Units	19,227	-	(4,919)	14,308
	27,818	-	(6,311)	21,507
Debt securities:
Corporate Bonds	16,964	-	(1,062)	15,902

Total	$44,782	$-	$(7,373)	$37,409

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$6,799	$375	$(17)	$7,157
Marco OP Units and Marco II OP Units	19,227	11,942	-	31,169
	26,026	12,317	(17)	38,326
Debt securities:
Corporate Bonds	15,993	442	(23)	16,412

Total	$42,019	$12,759	$(40)	$54,738

As of both June 30, 2020 and December 31, 2019, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $68.38 per share and $148.96 per share as of June 30, 2020 and December 31, 2019, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2019, the Company’s marketable equity securities had an aggregate unrealized holding gain of approximately $12.3 million, which was principally attributable to its Marco OP Units and Marco II OP Units. During the first half of 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities Primarily because of this volatility, the Company incurred an unrealized loss of approximately $21.3 million and an unrealized gain of approximately $2.7 million on its marketable equity securities during the first and second quarters of 2020, respectively, which resulted in a net unrealized loss of approximately $18.6 million for the six months ended June 30, 2020. The unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations. As a result, the Company’s marketable equity securities had an aggregate net unrealized loss of approximately $6.3 million, of which approximately $4.9 million was attributable to its Marco OP Units and Marco II OP Units, as of June 30, 2020.

As of December 31, 2019, the Company’s marketable debt securities had an aggregate unrealized holding gain of approximately $0.4 million. During the first and second quarters of 2020, the Company’s experienced a holding loss of approximately $2.3 million and a holding gain of approximately $0.8 million on its available for sale marketable debt securities, respectively, which resulted in a net holding loss of approximately $1.5 million for the six months ended June 30, 2020. These holding gains and losses are included in the Company’s consolidated statements of comprehensive income. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $1.1 million as of June 30, 2020.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature as the unrealized losses as of June 30, 2020 were caused primarily by financial market volatility associated with the current COVID-19 pandemic which resulted in significant volatility in market interest rates and market prices of certain debt securities. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of June 30, 2020, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2020	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$7,199	$-	$-	$7,199
Marco OP and OP II Units	-	14,308	-	14,308
Corporate Bonds	-	15,902	-	15,902
Total	$7,199	$30,210	$-	$37,409

	Fair Value Measurement Using
As of December 31, 2019	Level 1	Level 2	Level 3	Total
Marketable Securities:
Equity Securities, primarily REITs	$7,157	$-	$-	$7,157
Marco OP and OP II Units	-	31,169	-	31,169
Corporate Bonds	-	16,412	-	16,412
Total	$7,157	$47,581	$-	$54,738

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2020
Due in 1 year	$1,800
Due in 1 year through 5 years	4,096
Due in 5 years through 10 years	-
Due after 10 years	10,006
Total	$15,902

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.01% as of June 30, 2020) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2020 and December 31, 2019.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (1.51% as of June 30, 2020). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of June 30, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $7.9 million. No amounts were outstanding under the Line of Credit as of June 30, 2020 and December 31, 2019.

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

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for additional extension options subject to satisfaction of certain prescribed conditions, including the funding of an additional Loan Reserves and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

The origination fees received are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are amortized into interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Joint Venture Promissory Notes. The Loan Reserves are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are applied against the monthly interest due over the term.

During the six months ended June 30, 2020, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $3.5 million and $3.5 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. During the six months ended June 30, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $11.7 million and $12.0 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the six months ended June 30, 2020, the NR Joint Ventures made aggregate distributions of approximately $1.1 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.. During the six months ended June 30, 2019, the NR Joint Ventures made aggregate distributions of approximately $0.5 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables summarize the Notes Receivable as of the dates indicated:

							As of June 30, 2020
	Company's	Loan			Current	Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding	Loan	Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	$4,076	$(185)	$(41)	$3,850	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	8,824	(401)	(88)	8,335	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	-	(31)	19,969	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	-	(37)	23,963	-

LSC 11640 Mayfield LLC	50%	18,000	1.00%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(3,056)	(226)	7,468	7,250

Total							$67,650	$(3,642)	$(423)	$63,585	$7,250

							As of June 30, 2020
	Company's	Loan			Current	Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding	Loan	Origination	Carrying
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC	50%	13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238

Total							$57,400	$(1,369)	$(308)	$55,723

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2020	2019	2020	2019
LSC 162nd Capital I LLC	$249	$123	$363	$197

LSC 162nd Capital II LLC	540	266	785	427

LSC 47-16 Greenpoint LLC	-	290	-	290

LSC 1543 7th LLC	436	-	873	-

LSC 1650 Lincoln LLC	524	-	1,048	-

LSC 11640 Mayfield LLC	373	-	488	-

Total	$2,122	$679	$3,557	$914

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of June 30, 2020	Maturity Date	Amount Due at Maturity	As of June 30, 2020	As of December 31, 2019
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$71,505	$72,128

Lower East Side Moxy Hotel	LIBOR + 4.25%	6.62%	December 2020	35,168	35,168	34,828

Exterior Street Project	4.50%	4.50%	October 2020	35,000	35,000	35,000

Santa Monica Notes Receivable	LIBOR + 3.75%	5.50%	August 2020	25,000	25,000	25,000
Total mortgages payable		5.09%		$160,485	166,673	166,956

Less: Deferred financing costs					(1,245)	(2,251)

Total mortgages payable, net					$165,428	$164,705

Libor as of June 30, 2020 and December 31, 2019 was 0.16% and 1.76%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the” Santa Monica Loan”) which bears interest at LIBOR+3.75% and is scheduled to initially mature on August 12, 2020 but may be further extended through the exercise of two, six-month extension options, which the Santa Monica Joint Ventures may exercise by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures.

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which bears interest at 4.50% and was scheduled to initially mature on April 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now October 9, 2020. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Bowery Mortgage”) for up to $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through June 30, 2020, the Company received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of June 30, 2020.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$95,805	$1,328	$1,389	$1,454	$66,697	$-	$166,673

Less: Deferred financing costs							(1,245)

Total principal maturities, net							$165,428

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2020, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2020) initially matured on April 9, 2020. However, because the Company has already exercised the first of two six-month extension options, the current maturity date is now October 9, 2020. The Company intends to exercise the second extension option or refinance the Exterior Street Loan on or before the current maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of June 30, 2020) initially matures on August 12, 2020 but has two, six-month extension options, which the Company can exercise by providing the lender with advance notice. The Company currently intends to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of June 30, 2020) matures on December 3, 2020. The Company currently intends to refinance the Bowery Mortgage on or before its maturity date.

However, if the Company is unable to extend or refinance any of its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

7.	Leases

The Company’s retail property (St. Augustine Outlet Center) and multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between 2020 and 2026.

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

As of June 30, 2020, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$913	$1,406	$1,165	$1,114	$457	$230	$5,285

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and, lease income of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019

Revenues	$-	$409

Operating expenses	-	317
Operating income	-	92

Interest expense and other, net	-	(226)
Gain on debt extinguishment	-	13,615
Net income from discontinued operations	$-	$13,481

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

9.	Net Earnings Per Share

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$-	$1,823
Asset management fees (general and administrative costs)	215	301	430	638
Property management fees (property operating expenses)	103	76	213	155
Development fees and leasing commissions*	-	93	-	167
Total	$318	$470	$643	$2,783

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

During both the three and six months ended June 30, 2020 and 2019, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Preferred Investments

The Company has Preferred Investments that entitle it to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of June 30, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the six months ended June 30, 2020, the Company redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2020	December 31, 2019	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$182	$910	$518	$1,810
30-02 39th Avenue	12%	-	-	-	-	-	140
East 11th Street	12%	8,500	8,500	258	807	519	1,907
Miami Moxy	12%	-	9,000	-	558	45	1,090
Total		$14,500	$34,500	$440	$2,275	$1,082	$4,947

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels as of both June 30, 2020 and December 31, 2019, the carrying value of its investment was $1.2 million, which is included in investment in related parties on the consolidated balance sheets.

11.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, tenants’ accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$166.7	$170.8	$167.0	$167.9

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13.	Subsequent Events

Distribution Payment

On July 15, 2020, the distribution for the three-month period ending June 30, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (the “DRIP”), at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

Distribution Declaration

On August 6, 2020, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending September 30, 2020. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on August 6, 2020, the Board of Directors declared a quarterly distribution for the quarterly period ending September 30, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current rental revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with REIT distribution requirements. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

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

As of June 30, 2020, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail outlet shopping center located in St. Augustine, Florida which contains approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property located in Long Island City, New York which contains 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were under development as of June 30, 2020. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”). The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust (“REIT”) also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

Acquisitions and Investment Strategy

We have, to date, acquired and/or developed residential, commercial and hospitality properties principally, all of which are located in the United States and also made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our current operating properties consist of one retail property (the St. Augustine Outlet Center) and one multi-family residential property (Gantry Park Landing). We have also acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, we have made Preferred Investments and originated nonrecourse loans to unaffiliated third-party borrowers.

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

 COVID-19 Pandemic

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. With respect to the Unites States, many states have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures. While certain states have begun to reduce and/or lift restrictions, the situation remains both dynamic and unpredictable.

As a result of previous restrictions, we were required to temporarily close our St. Augustine Outlet Center on March 20, 2020. However, we were subsequently able to reopen the St. Augustine Outlet Center on May 7, 2020 and it is currently operating with both reduced capacity levels and operating hours in accordance with the State of Florida’s guidelines. Primarily because of the impact of COVID-19 on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, we have provided forbearance of certain rent payments to various tenants, which have not had a material impact on our results from operations or financial condition.

To-date the COVID-19 pandemic has not had any significant impact on Gantry Park Landing or on our three development projects because only limited construction activities have thus far commenced. Furthermore, our other real estate-related investments (both our Preferred Investments and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet seen any significant impact from the COVID-19 pandemic.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units	Percentage Occupied as of June 30, 2020	Annualized Revenues based on rents at June 30, 2020	Annualized Revenues per square foot/unit at June 30, 2020
St. Augustine Outlet Center (Retail Outlet Shopping Center (1)	St. Augustine, Florida	1998	March 2006	328,120 GLA	78.2%	$2.1 million	$8.13 sqft
Gantry Park Landing (Multi-Family Apartment Building)	Long Island City, New York	2013	August 2013	199 units	96.5%	$9.0 million	$46,729 unit

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as June 30, 2020.

Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York on which we are developing and constructing a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

Exterior Street Project

On February 27, 2019, we, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York, on which are developing and constructing a multi-family residential property (the “Exterior Street Project”).

Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA, on which we are developing and constructing a data center (the “Santa Clara Data Center”).

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of June 30, 2020:

Development Projects
Lower East Side Moxy Hotel	$83,505
Exterior Street Project	70,056
Santa Clara Data Center	13,317
Total Developments Projects	$166,878

Results of Operations

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

For the Three Months Ended June 30, 2020 vs. June 30, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $0.9 million to $3.0 million for the three months ended June 30, 2020 compared to $3.9 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues decreased by $0.3 million primarily attributable to reduced occupancy at our St. Augustine Outlet Center during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by approximately $0.2 million to $0.9 million for the three months ended June 30, 2020 compared to $1.1 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses decreased slightly by $0.1 million.

Real estate taxes

Real estate taxes decreased by approximately $0.3 million to $0.1 million for the three months ended June 30, 2020 compared to $0.4 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes decreased slightly by $0.1 million.

General and administrative expenses

General and administrative expenses increased by approximately $0.2 million to $1.0 million for the three months ended June 30, 2020 compared to $0.8 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.3 million to $1.0 million for the three months ended June 30, 2020 compared to $1.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization was relatively flat.

Interest and dividend income

Interest and dividend income decreased by approximately $0.9 million to $2.9 million for the three months ended June 30, 2020 compared to $3.8 million for the same period in 2019. The decrease primarily reflects lower investment income of $1.8 million from our Preferred Investments and a decrease in dividend and interest income from our investments in marketable securities of $0.5 million partially offset by an increase in interest income earned on our notes receivable of $1.4 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.3 million to $0.6 million for the three months ended June 30, 2020 compared to $0.3 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the three months ended June 30, 2020 and 2019, $1.8 million and $2.4 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

Unrealized gain/loss on marketable equity securities

During the three months ended June 30, 2020, we recorded an unrealized gain on marketable equity securities of $2.7 million and during the three months ended June 30, 2019, we recorded an unrealized loss on marketable equity securities of $4.8 million which represented the change in the fair value of our marketable equity securities during those periods.

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

For the Six Months Ended June 30, 2020 vs. June 30, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $1.7 million to $6.2 million for the six months ended June 30, 2020 compared to $7.9 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues decreased by $0.3 million primarily attributable to reduced occupancy at our St. Augustine Outlet Center during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by approximately $0.3 million to $2.0 million for the six months ended June 30, 2020 compared to $2.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses were relatively flat.

Real estate taxes

Real estate taxes decreased by approximately $0.5 million to $0.2 million for the six months ended June 30, 2020 compared to $0.7 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes decreased slightly by $0.1 million.

General and administrative expenses

General and administrative expenses increased slightly by approximately $0.1 million to $1.7 million for the six months ended June 30, 2020 compared to $1.6 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.6 million to $2.0 million for the six months ended June 30, 2020 compared to $2.6 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization decreased slightly by $0.1 million.

Interest and dividend income

Interest and dividend income decreased by approximately $1.9 million to $5.8 million for the six months ended June 30, 2020 compared to $7.7 million for the same period in 2019. The decrease primarily reflects lower investment income of $3.9 million from our Preferred Investments and a decrease in dividend and interest income from our investments in marketable securities of $0.6 million partially offset by an increase in interest income earned on our notes receivable of $2.6 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.6 million to $1.3 million for the six months ended June 30, 2020 compared to $0.7 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the six months ended June 30, 2020 and 2019, $4.1 million and $3.9 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

Unrealized loss on marketable equity securities

During the six months ended June 30, 2020 and 2019, we recorded unrealized losses on marketable equity securities of $18.6 million and $1.7 million, respectively, which represented the change in the fair value of our marketable equity securities during those periods.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, the remaining availability on the Bowery Mortgage ($0.4 million as of June 30, 2020) and/or new borrowings and refinancing of existing debt. To-date we have only performed limited construction activities on our development projects and we expect to obtain construction financing for a substantial portion of their future development costs. As of June 30, 2020, we had approximately $72.5 million of cash and cash equivalents on hand and $37.4 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2020, our total borrowings of $166.7 million represented 52% of net assets.

Any future properties that we may acquire or investments we may make may be funded through a combination of borrowings, proceeds generated from the sale and redemption of our marketable securities, available for sale, proceeds received from the selective disposition of our properties and proceeds received from the redemption of our Preferred Investments. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$-	$1,823
Asset management fees (general and administrative costs)	215	301	430	638
Property management fees (property operating expenses)	103	76	213	155
Development fees and leasing commissions*	-	93	-	167
Total	$318	$470	$643	$2,783

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

During both the three and six months ended June 30, 2020 and 2019, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2020	2019

Net cash flows provided by operating activities	$4,591	$10,788
Net cash flows provided by/(used in) investing activities	597	(29,353)
Net cash flows (used in)/provided by financing activities	(10,108)	27,942
Net change in cash, cash equivalents and restricted cash	(4,920)	9,377

Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of the period	$74,880	$45,959

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds and proceeds from redemptions of Preferred Investments. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions if authorized by our board of directors.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, including our investments in related parties, (vi) funding of notes receivable, (viii) scheduled debt service and (ix) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our Preferred Investments, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

The net cash provided by operating activities of $4.6 million for the six months ended June 30, 2020 consists of the following:

•	cash inflows of approximately $5.4 million from our net loss after adjustment for non-cash items; and

•	cash outflows of approximately $0.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $0.6 million for the six months ended June 30, 2020 consists primarily of the following:

•	purchases of investment property of approximately $12.9 million;

•	net funding of notes receivable of $5.7 million;

•	proceeds from the sale of investment property of $2.1 million;

•	proceeds from Preferred Investments of $20.0 million; and

•	net purchases of marketable securities of $3.0 million.

Financing activities

The net cash used in financing activities of approximately $10.1 million for the six months ended June 30, 2020 is primarily related to the following:

•	contributions received from noncontrolling interests of $3.5 million;

•	aggregate net payments on mortgages and fees and expenses of $0.4 million;

•	redemptions and cancellation of common stock of $3.1 million;

•	distributions to our noncontrolling interests of $2.4 million; and

•	distributions to our common shareholders of $7.7 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We intend to use the Bowery Land and Air Rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). The Lower East Side Moxy Hotel is currently under development.

On December 3, 2018, we entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25% and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through June 30, 2020, we received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of June 30, 2020.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. We intend\ to use the Exterior Street Land for the development and construction of a multi-family residential property (the “Exterior Street Project”). The Exterior Street Project is currently under development.

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which bears interest and 4.50% and was initially scheduled to mature on April 9, 2020. However, because we have already exercised the first of two six-month extension options, the current maturity date is now October 9, 2020. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs. We intend to use the Martin Avenue Land for the development and construction of a data center (the “Santa Clara Data Center”). The Santa Clara Data Center is currently under development.

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of June 30, 2020:

Development Projects
Lower East Side Moxy Hotel	$83,505
Exterior Street Project	70,056
Santa Clara Data Center	13,317
Total Devlopments Projects	$166,878

During the second quarter of 2020, the COVID-19 pandemic continued to evolve on both a global and national level. The states where we have development projects (New York and California), have begun a phased approach as to the reopening of businesses and venues which have been subject to various restrictions and other measures, including mandatory closures, quarantines, limitations on travel, “shelter in place” rules and other measures, however, the situation remains both dynamic and unpredictable.

To-date the COVID-19 pandemic has not had any significant impact on our three development projects because only limited construction activities have thus far commenced. We intend to obtain construction financing on our development projects to fund a substantial portion of their future development costs. However, the COVID-19 pandemic may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for our development projects.

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

Preferred Investments

We have Preferred Investments that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of June 30, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the six months ended June 30, 2020, we (i) redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	June 30, 2020	December 31, 2019	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$182	$910	$518	$1,810
30-02 39th Avenue	12%	-	-	-	-	-	140
East 11th Street	12%	8,500	8,500	258	807	519	1,907
Miami Moxy	12%	-	9,000	-	558	45	1,090
Total Preferred Investments		$14,500	$34,500	$440	$2,275	$1,082	$4,947

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for additional one-year extension options subject to satisfaction of certain prescribed conditions, including the funding of an additional reserve for interest and payment of an extension fee. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

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

The Notes Receivable are summarized as follows:

							As of June 30, 2020
	Company's	Loan			Current	Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding	Loan	Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	$4,076	$(185)	$(41)	$3,850	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	8,824	(401)	(88)	8,335	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	-	(31)	19,969	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	-	(37)	23,963	-

LSC 11640 Mayfield LLC	50%	18,000	1.00%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(3,056)	(226)	7,468	7,250

Total							$67,650	$(3,642)	$(423)	$63,585	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2020	2019	2020	2019
LSC 162nd Capital I LLC	$249	$123	$363	$197

LSC 162nd Capital II LLC	540	266	785	427

LSC 47-16 Greenpoint LLC	-	290	-	290

LSC 1543 7th LLC	436	-	873	-

LSC 1650 Lincoln LLC	524	-	1,048	-

LSC 11640 Mayfield LLC	373	-	488	-

Total	$2,122	$679	$3,557	$914

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 10, 2019, our Board of Directors determined our Estimated Per-Share NAV of $11.82 as of September 30, 2019, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of June 30, 2020, we had approximately 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2019 we repurchased approximately 12.9 million shares of common stock. For the six months ended June 30, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to our share repurchase program.

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

Tender Offer

We commenced a tender offer on June 15, 2020, pursuant to which we offered to acquire up to 225,000 of our shares of common stock (the “Common Shares”) at a purchase price of $5.00 per share, or approximately $1.1 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on July 24, 2020, we repurchased approximately 0.1 million Common Shares for an aggregate of approximately $0.3 million in August 2020.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$95,805	$1,328	$1,389	$1,454	$66,697	$-	$166,673
Interest Payments [1]	3,194	3,191	3,130	3,065	2,917	-	15,497

Total Contractual Obligations	$98,999	$4,519	$4,519	$4,519	$69,614	$-	$182,170

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of June 30, 2020 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.01% as of June 30, 2020) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2020 and December 31, 2019.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (1.51% as of June 30, 2020). The Line of Credit is collateralized by 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of June 30, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $7.9 million. No amounts were outstanding under the Line of Credit as of June 30, 2020 and December 31, 2019.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2020) initially matured on April 9, 2020. However, because we have already exercised the first of two six-month extension options, the current maturity date is now October 9, 2020. We currently intend to exercise the second extension option or refinance the Exterior Street Loan on or before the current maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the” Santa Monica Loan”) which bears interest at LIBOR+3.75% and is scheduled to initially mature on August 12, 2020 but may be further extended through the exercise of two, six-month extension options, which the Santa Monica Joint Ventures may exercise by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. We currently intend to exercise the extension options or refinance the Santa Monica Loan on or before its applicable stated maturity date.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of June 30, 2020) matures on December 3, 2020. We currently intend to refinance the Bowery Mortgage on or before its maturity date.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$6,269	$(1,113)	$(12,409)	$19,114
FFO adjustments:
Depreciation and amortization:
Depreciation and amortization of real estate assets	976	1,302	1,968	2,581
Gain on disposal of investment property	(1,562)		(1,562)
Discontinued operations
Depreciation and amortization of real estate assets	-	-	-	121
Gain on disposal of investment property	-	-	-	(70)

FFO	5,683	189	(12,003)	21,746
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	(22)
Amortization of above or below market leases and liabilities(2)	-	(35)	-	(70)
Discontinued operations:
Gain on debt extinguishment	-	-	-	(13,615)
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(2,687)	4,782	18,611	1,665
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	230	314	230	625

MFFO	3,226	5,250	6,838	10,329
Straight-line rent(5)	6	8	13	4
MFFO - IPA recommended format(6)	$3,232	$5,258	$6,851	$10,333
Net income/(loss)	$6,269	$(1,113)	$(12,409)	$19,114
Less: income attributable to noncontrolling interests	(458)	(305)	(741)	(1,159)
Net income/(loss) applicable to Company's common shares	$5,811	$(1,418)	$(13,150)	$17,955
Net income/(loss) per common share, basic and diluted	$0.26	$(0.07)	$(0.59)	$0.76

FFO	$5,683	$189	$(12,003)	$21,746
Less: FFO attributable to noncontrolling interests	(988)	(492)	(314)	(1,539)
FFO attributable to Company's common shares	$4,695	$(303)	$(12,317)	$20,207
FFO per common share, basic and diluted	$0.21	$(0.01)	$(0.55)	$0.87

MFFO - IPA recommended format	$3,232	$5,258	$6,851	$10,333
Less: MFFO attributable to noncontrolling interests	(1,078)	(798)	(1,955)	(1,375)
MFFO attributable to Company's common shares	$2,154	$4,460	$4,896	$8,958

Weighted average number of common shares outstanding, basic and diluted	22,333	23,174	22,376	23,324

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sal of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2020
FFO attributable to Company’s common shares	$223,724
Distributions paid	$239,884

On July 15, 2020, the distribution for the three-month period ending June 30, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 7, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 7, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)