Form 10-Q
period 2020-09-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2020-11-10
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐  No ☑

As of November 6, 2020, there were approximately 22.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of	As of
	September 30, 2020	December 31, 2019
Assets	(unaudited)
Investment property:
Land and improvements	$30,143	$30,664
Building and improvements	101,489	101,827
Furniture and fixtures	2,432	2,404
Construction in progress	176,943	152,896
Gross investment property	311,007	287,791
Less accumulated depreciation	(32,140)	(29,685)
Net investment property	278,867	258,106
Investments in related parties	15,636	35,738
Cash and cash equivalents	57,506	77,569
Marketable securities and other investments	36,774	54,738
Restricted cash	2,599	2,231
Notes receivable, net	101,991	55,723
Prepaid expenses and other assets	2,118	2,075
Total Assets	$495,491	$486,180

Liabilities and Stockholders' Equity
Mortgages payable, net	$191,085	$164,705
Accounts payable, accrued expenses and other liabilities	8,586	4,380
Due to related parties	240	244
Tenant allowances and deposits payable	516	594
Distributions payable	3,904	3,960
Deferred rental income	367	524
Total Liabilities	204,698	174,407

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized,none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million and 22.6 million shares issued and outstanding, respectively	223	226
Additional paid-in-capital	169,567	172,749
Accumulated other comprehensive (loss)/income	(426)	408
Accumulated surplus	84,908	109,559
Total Company's stockholders' equity	254,272	282,942
Noncontrolling interests	36,521	28,831
Total Stockholders' Equity	290,793	311,773
Total Liabilities and Stockholders' Equity	$495,491	$486,180

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$2,460	$3,681	$8,502	$10,944
Tenant recovery income	86	283	271	950
Total revenues	2,546	3,964	8,773	11,894

Expenses:
Property operating expenses	996	1,260	2,956	3,523
Real estate taxes	95	289	324	1,024
General and administrative costs	608	692	2,342	2,281
Depreciation and amortization	939	1,241	2,907	3,822
Total operating expenses	2,638	3,482	8,529	10,650
Operating (loss)/income	(92)	482	244	1,244

Other income/(expense), net	31	(2)	83	111
Interest and dividend income	3,650	4,310	9,431	12,045
Interest expense	(798)	(441)	(2,097)	(1,128)
Gain on disposition of real estate	-	1,013	1,562	1,013
Unrealized loss on marketable equity securities	(1,472)	(582)	(20,083)	(2,247)
Loss on sale and redemption of marketable securities	-	(94)	(230)	(719)
Net income/(loss) from continuing operations	1,319	4,686	(11,090)	10,319

Net income from discontinued operations	-	-	-	13,481

Net income/(loss)	1,319	4,686	(11,090)	23,800

Less: income attributable to noncontrolling interests	(1,094)	(809)	(1,835)	(1,968)
Net income/(loss) attributable to Company's common shares	$225	$3,877	$(12,925)	$21,832
Basic and diluted net income/(loss) per Company's common share:
Continuing operations	$0.01	$0.17	$(0.58)	$0.36
Discontinued operations	-	-	-	0.58

Net income/(loss) per Company’s common share, basic and diluted	$0.01	$0.17	$(0.58)	$0.94
Weighted average number of common shares outstanding, basic and diluted	22,304	22,859	22,351	23,168

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$1,319	$4,686	$(11,090)	$23,800

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale debt securities	627	210	(853)	1,711
Reclassification adjustment for loss included in net income/(loss)	-	94	-	719

Other comprehensive income/(loss)	627	304	(853)	2,430
Comprehensive income/(loss)	1,946	4,990	(11,943)	26,230

Less: Comprehensive income attributable to noncontrolling interests	(1,105)	(816)	(1,816)	(2,019)
Comprehensive income/(loss) attributable to Company's common shares	$841	$4,174	$(13,759)	$24,211

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common			Accumulated
			Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, June 30, 2019	23,052	$231	$177,559	$(169)	$111,215	$25,848	$314,684
Net income	-	-	-	-	3,877	809	4,686
Other comprehensive income	-	-	-	297	-	7	304
Distributions declared (a)	-	-	-	-	(3,990)	-	(3,990)
Distributions paid to noncontrolling interests	-	-	-	-	-	(785)	(785)
Contributions received from noncontrolling interests	-	-	-	-	-	21,170	21,170
Redemption, cancellation and tender of shares	(266)	(3)	(2,879)	-	-	-	(2,882)
Shares issued from distribution reinvestment program	7	-	74	-	-	-	74
BALANCE, September 30, 2019	22,793	$228	$174,754	$128	$111,102	$47,049	$333,261

(a) Distributions per share were $0.175.

	Common			Accumulated
			Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(loss)	Surplus	Interests	Equity
BALANCE, December 31, 2018	23,708	$237	$184,469	$(2,251)	$101,382	$14,404	$298,241
Net income	-	-	-	-	21,832	1,968	23,800
Other comprehensive income	-	-	-	2,379	-	51	2,430
Distributions declared (a)	-	-	-	-	(12,112)	-	(12,112)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,496)	(2,496)
Contributions received from noncontrolling interests	-	-	-	-	-	33,122	33,122
Redemption, cancellation and tender of shares	(933)	(9)	(9,915)	-	-	-	(9,924)
Shares issued from distribution reinvestment program	18	-	200	-	-	-	200
BALANCE, September 30, 2019	22,793	$228	$174,754	$128	$111,102	$47,049	$333,261

(a) Distributions per share were $0.525.

	Common			Accumulated
			Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Share	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195
Net income	-	-	-	-	225	1,094	1,319
Other comprehensive income	-	-	-	616	-	11	627
Distributions declared (a)	-	-	-	-	(3,903)	-	(3,903)
Distributions paid to noncontrolling interests	-	-	-	-	-	(13,664)	(13,664)
Contributions received from noncontrolling interests	-	-	-	-	-	18,436	18,436
Tender of common stock	(55)	-	(301)			-	(301)
Shares issued from distribution reinvestment program	7	-	84	-	-	-	84
BALANCE, September 30, 2020	22,287	$223	$169,567	$(426)	$84,908	$36,521	$290,793

(a) Distributions per share were $0.175.

	Common			Accumulated
			Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	311,773
Net loss	-	-	-	-	(12,925)	1,835	(11,090)
Other comprehensive loss	-	-	-	(834)	-	(19)	(853)
Distributions declared (a)	-	-	-	-	(11,726)	-	(11,726)
Distributions paid to noncontrolling interests	-	-	-	-	-	(16,052)	(16,052)
Contributions received from noncontrolling interests	-	-	-	-	-	21,926	21,926
Redemption, cancellation and tender of shares	(343)	(3)	(3,429)	-	-	-	(3,432)
Shares issued from distribution reinvestment program	22	-	247	-	-	-	247
BALANCE, September 30, 2020	22,287	$223	$169,567	$(426)	$84,908	$36,521	$290,793

(a) Distributions per share were $0.525.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,090)	$23,800
Less net income – discontinued operations	-	13,481
Net (loss)/income – continuing operations	(11,090)	10,319
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,907	3,822
Mark to market adjustment on derivative financial instruments	-	162
Gain on disposition of real estate	(1,562)	(1,013)
Unrealized loss on marketable equity securities	20,083	2,247
Loss on sale and redemption of marketable securities	230	719
Amortization of deferred financing costs	453	1,330
Bad debt expense	397	210
Noncash interest income	(3,701)	(1,770)
Other non-cash adjustments	14	188
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(528)	(223)
Decrease in tenant allowances and deposits payable	(78)	(24)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	2,758	(127)
Decrease in due to related parties	(4)	(95)
Decrease in deferred rental income	(157)	(139)
Net cash provided by operating activities – continuing operations	9,722	15,606
Net cash used in operating activities – discontinued operations	-	(55)
Net cash provided by operating activities	9,722	15,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(21,654)	(85,130)
Purchase of marketable securities	(7,460)	(10,526)
Proceeds from sale of marketable securities	4,260	61,376
Proceeds from sale of investment property	2,082	19,502
Investment in joint venture	(123)	(89)
Proceeds from joint venture	211	140
Funding of notes receivable	(43,068)	(65,363)
Proceeds from repayment of notes receivable	500	-
Proceeds from investments in related parties	20,000	27,000
Investments in related parties	-	(2,266)

Net cash used in investing activities – continuing operations	(45,252)	(55,356)
Net cash used in investing activities – discontinued operations	-	(239)
Net cash used in investing activities	(45,252)	(55,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	26,390	36,685
Mortgage principal payments	(935)	(14,974)
Payment of loan fees and expenses	(526)	(2,453)
Redemption, cancellation and tender of common shares	(3,432)	(9,924)
Contributions received from noncontrolling interests	21,926	33,122
Distributions paid to noncontrolling interests	(16,052)	(2,496)
Distributions paid to Company's common stockholders	(11,536)	(12,056)

Net cash provided by financing activities	15,835	27,904

Net change in cash, cash equivalents and restricted cash	(19,695)	(12,140)
Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of period	$60,105	$24,442

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$57,506	$22,834
Restricted cash	2,599	1,608
Total cash, cash equivalents and restricted cash	$60,105	$24,442

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004.  As of September 30, 2020, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2020, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail outlet shopping center located in St. Augustine, Florida which contains approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property located in Long Island City, New York which contains 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were under development as of September 30, 2020. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”). The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including several agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) and nonrecourse loans made to unaffiliated third-party borrowers.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of September 30, 2020.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

As a result of previous restrictions, the Company closed its St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, the Company has provided forbearance of certain rent payments to various tenants. Additionally, the Company has seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic. However, none of these items have yet materially impacted the Company’s results from operations or its financial condition.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s three development projects. Furthermore, the Company’s other real estate-related investments (both its preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet been significantly impacted by the COVID-19 pandemic.

While the Company’s business has not yet seen any material impact from the COVID-19 pandemic, the extent to which it may be affected in future periods remains highly uncertain and cannot be reasonably predicted.

If the Company’s operating properties, development projects and real estate-related investments are negatively impacted for an extended period because (i) occupancy levels and rental rates further decline, (ii) tenants are unable to pay their rent, (iii) borrowers are unable to pay scheduled debt service on notes receivable, (iv) development activities are delayed and/or (v) various related party entities are unable to pay monthly preferred distributions on the Company’s preferred investments in related parties, the Company’s business and financial results could be materially and adversely impacted. While the Company has implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

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

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions, if any, granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$6,524	$5,621
Distributions declared but not paid	$3,904	$3,992
Investment property acquired but not paid	$2,532	$300
Assets transferred in connection with assignment transaction	$-	$37,299
Liabilities extinguished in connection with assignment transaction	$-	$50,914
Amortization of deferred financing costs included in construction in progress	$997	$-
Holding loss/gain on marketable securities	$853	$2,430
Value of shares issued from distribution reinvestment program	$247	$200

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired adjacent three parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company is using the Bowery Land and Air Rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). In connection with the acquisition of the Bowery Land and the Air Rights, the Advisor earned an acquisition fee equal to 2.75% of the aggregate gross contractual purchase price, which was approximately $1.6 million. The Lower East Side Moxy Hotel is currently under development.

 Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. The Company is using the Exterior Street Land for the development and construction of a multi-family residential property (the “Exterior Street Project”). The Exterior Street Project is currently under development.

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which initially bore interest at 4.50% and matured on April 9, 2020. However, because the Company has already exercised the second of two six-month extension options, the current maturity date is now April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became Libor plus 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project. In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the amounts incurred and capitalized to construction in progress as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest		Capitalized Interest
	As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
Development Projects	September 30, 2020	December 31, 2019	2020	2019	2020	2019
Lower East Side Moxy Hotel	$91,365	$73,776	$1,146	$991	$3,253	$3,159
Exterior Street Project	72,089	66,084	722	1,083	2,510	2,552
Santa Clara Data Center	13,478	13,027	103	96	295	336
Total Developments Projects	$176,932	$152,887	$1,971	$2,170	$6,058	$6,047

4.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$8,798	$104	$(2,194)	$6,708
Marco OP Units and Marco II OP Units	19,227	-	(5,693)	13,534
	28,025	104	(7,887)	20,242
Debt securities:
Corporate Bonds	16,964	147	(579)	16,532

Total	$44,989	$251	$(8,466)	$36,774

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$6,799	$375	$(17)	$7,157
Marco OP Units and Marco II OP Units	19,227	11,942	-	31,169
	26,026	12,317	(17)	38,326
Debt securities:
Corporate Bonds	15,993	442	(23)	16,412

Total	$42,019	$12,759	$(40)	$54,738

As of both September 30, 2020 and December 31, 2019, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $64.68 per share and $148.96 per share as of September 30, 2020 and December 31, 2019, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2019, the Company’s marketable equity securities had an aggregate unrealized holding gain of approximately $12.3 million, which was principally attributable to its Marco OP Units and Marco II OP Units. During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. Primarily because of this volatility, the Company incurred unrealized losses of approximately $1.5 million and $20.1 million, respectively, for the three and nine months ended September 30, 2020. These unrealized losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations. As a result, the Company’s marketable equity securities had an aggregate net unrealized loss of approximately $7.8 million, of which approximately $5.7 million was attributable to its Marco OP Units and Marco II OP Units, as of September 30, 2020.

As of December 31, 2019, the Company’s marketable debt securities had an aggregate unrealized holding gain of approximately $0.4 million. During the three and nine months ended September 30, 2020, the Company experienced a holding gain of approximately $0.6 million and a holding loss of approximately $0.9 million, respectively, on its available for sale marketable debt securities. This holding gain and loss on the Company’s marketable debt securities are included in its consolidated statements of comprehensive income. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $0.4 million as of September 30, 2020.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature as the unrealized losses as of September 30, 2020 were caused primarily by financial market volatility associated with the current COVID-19 pandemic which resulted in significant volatility in market interest rates and market prices of certain debt securities. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of September 30, 2020, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2020	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$6,708	$-	$-	$6,708
Marco OP and OP II Units	-	13,534	-	13,534
Corporate Bonds	-	16,532	-	16,532
Total	$6,708	$30,066	$-	$36,774

	Fair Value Measurement Using
As of December 31, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$7,157	$-	$-	$7,157
Marco OP and OP II Units	-	31,169	-	31,169
Corporate Bonds	-	16,412	-	16,412
Total	$7,157	$47,581	$-	$54,738

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2020
Due in 1 year	$1,888
Due in 1 year through 5 years	4,272
Due in 5 years through 10 years	-
Due after 10 years	10,372
Total	$16,532

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of September 30, 2020) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2020 and December 31, 2019.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (1.50% as of September 30, 2020). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of September 30, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $7.4 million. No amounts were outstanding under the Line of Credit as of September 30, 2020 and December 31, 2019.

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

During nine months ended September 30, 2020, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $21.9 million and $21.9 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. During the nine months ended September 30, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $31.5 million and $32.5 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the nine months ended September 30, 2020, the NR Joint Ventures made aggregate distributions of approximately $14.2 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the nine months ended September 30, 2019, the NR Joint Ventures made aggregate distributions of approximately $0.5 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables summarize the Notes Receivable as of the dates indicated:

	Company's Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	As of September 30, 2020
							Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
Joint Venture/Lender
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	$4,076	$(71)	$(10)	$3,995	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	8,824	(153)	(22)	8,649	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	February 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(83)	19,917	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	February 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,712)	(192)	7,846	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(4,570)	(446)	37,684	-

Total							$110,350	$(7,506)	$(853)	$101,991	$7,250

	Company's Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Current Maturity Date	Contractual Interest Rate	As of December 31, 2019
							Outstanding Principal	Loan Reserves	Unamortized Origination Fee	Carrying Value
Joint Venture/Lender
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	March 1,2020	Libor plus 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974

LSC 47-16 Greenpoint LLC	50%	13,000	1.00%	April 5, 2019	April 4, 2020	Libor plus 5.75% (Floor of 8.25%)	-	-	-	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	Libor plus 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238

Total							$57,400	$(1,369)	$(308)	$55,723

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2020	2019	2020	2019
LSC 162nd Capital I LLC	$145	$118	$508	$321
LSC 162nd Capital II LLC	314	269	1,099	695
LSC 47-16 Greenpoint LLC	-	313	-	597
LSC 1543 7th LLC	444	168	1,317	168
LSC 1650 Lincoln LLC	532	201	1,580	202
LSC 11640 Mayfield LLC	377	-	866	-
LSC 87 Newkirk LLC	812	-	812	-

Total	$2,624	$1,069	$6,182	$1,983

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of September 30, 2020	Maturity Date	Amount Due at Maturity	As of September 30, 2020	As of December 31, 2019
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$71,193	$72,128
Lower East Side Moxy Hotel	LIBOR + 4.25% (floor of 6.63%)	6.63%	December 2020	35,168	35,168	34,828
Exterior Street Project	4.50%	4.50%	April 2021	35,000	35,000	35,000
Santa Monica Notes Receivable	LIBOR + 3.75% (floor of 5.50%)	5.50%	February 2021	25,000	25,000	25,000
87 Newkirk Note Receivable	LIBOR + 3.80% (floor of 4.80%)	4.80%	January 2022	26,051	26,051	-
Total mortgages payable		5.05%		$186,536	192,412	166,956
Less: Deferred financing costs					(1,327)	(2,251)
Total mortgages payable, net					$191,085	$164,705

LIBOR as of September 30, 2020 and December 31, 2019 was 0.15% and 1.76%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On July 22, 2020, the Company, through LSC 87 Newkirk LLC (the “87 Newkirk Joint Venture”), entered into a $27.5 million loan (the “87 Newkirk Loan”) which bears interest at LIBOR+3.80%, subject to a 4.80% floor, and is scheduled to initially mature on January 1, 2022 but may be further extended through the exercise of two, six-month extension options, which the 87 Newkirk Joint Venture may exercise by providing the lender with advance written notice. The 87 Newkirk Loan requires monthly interest payments through its maturity date and is collateralized by a nonrecourse loan originated by the 87 Newkirk Joint Venture. Through September 30, 2020, the Company received proceeds of $26.1 million under the 87 Newkirk Loan. As a result, the 87 Newkirk Loan had an outstanding balance and remaining availability of $26.1 million and $1.4 million, respectively, as of September 30, 2020.

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) which bears interest at LIBOR+3.75%, subject to a 5.50% floor, and was initially scheduled to mature on August 12, 2020 but had two six-month extension options. However, because the Company has exercised the first extension option, the current maturity date is now February 12, 2021. The Santa Monica Joint Ventures may exercise the remaining extension option by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures.

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020, but had two six-month extension options. However, because the Company has now exercised both extension options, the current maturity date is now April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became Libor plus 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Bowery Mortgage”) for up to $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25%, subject to a 6.63% floor, and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through September 30, 2020, the Company received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of September 30, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$35,493	$61,328	$27,440	$1,454	$66,697	$-	$192,412

Less: Deferred financing costs							(1,327)

Total principal maturities, net							$191,085

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2020, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2020) is scheduled to mature on April 9, 2021. The Company intends to refinance the Exterior Street Loan on or before the its maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of September 30, 2020) is scheduled to mature on February 12, 2021. The Company currently intends to exercise the second extension option or refinance the Santa Monica Loan on or before its current maturity date.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of September 30, 2020) matures on December 3, 2020. The Company currently expects to obtain an extension for the Bowery Mortgage until such time as it can obtain construction financing.

However, if the Company is unable to extend or refinance any of its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

7.	Leases

The Company’s retail property (St. Augustine Outlet Center) and multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between the remainder of 2020 and 2026.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of September 30, 2020, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2020	2021	2022	2023	2024	Thereafter	Total
$423	$1,455	$1,170	$1,114	$457	$229	$4,848

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and, lease income of approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

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

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$-	$409
Operating expenses	-	317
Operating income	-	92

Interest expense and other, net	-	(226)
Gain on debt extinguishment	-	13,615
Net income from discontinued operations	$-	$13,481

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

9.	Net Earnings Per Share

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$-	$1,823
Asset management fees (general and administrative costs)	245	303	675	941
Property management fees (property operating expenses)	93	67	306	222
Development fees and leasing commissions*	-	-	-	167
Total	$338	$370	$981	$3,153
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

During both the three and nine months ended September 30, 2020 and 2019, distributions of $0.5 million and $1.6 million, respectively, were declared and paid on the SLP units.

Preferred Investments

The Company has Preferred Investments that entitle it to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of September 30, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2020, the Company redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	September 30, 2020	December 31, 2019	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$184	$920	$702	$2,730
30-02 39th Avenue	12%	-	-	-	-	-	140
East 11th Street	12%	8,500	8,500	261	797	779	2,705
Miami Moxy	12%	-	9,000	-	615	45	1,705
Total		$14,500	$34,500	$445	$2,332	$1,526	$7,280

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels as of both September 30, 2020 and December 31, 2019, the carrying value of its investment was $1.1 million and $1.2 million, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$192.4	$197.3	$167.0	$167.9

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

Distribution Payment

On October 15, 2020, the distribution for the three-month period ending September 30, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (the “DRIP”), at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

Distribution Declaration

On November 6, 2020, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending December 31, 2020. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on November 6, 2020, the Board of Directors declared a quarterly distribution for the quarterly period ending December 31, 2020 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

As of September 30, 2020, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail outlet shopping center located in St. Augustine, Florida which contains approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property located in Long Island City, New York which contains 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center, all of which were under development as of September 30, 2020. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”). The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust (“REIT”) also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

As a result of previous restrictions, we closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, we have provided forbearance of certain rent payments to various tenants. Additionally, we have seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic. However, none of these items have yet materially impacted our results from operations or our financial condition.

To-date, the COVID-19 pandemic has not had any significant impact on our three development projects. Furthermore, our other real estate-related investments (both our preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet been significantly impacted by the COVID-19 pandemic.

While our business has not yet seen any material impact from the COVID-19 pandemic, the extent to which it may be affected in future periods remains highly uncertain and cannot be reasonably predicted.

If our operating properties, development projects and real estate-related investments are negatively impacted for an extended period because (i) occupancy levels and rental rates further decline, (ii) tenants are unable to pay their rent, (iii) borrowers are unable to pay scheduled debt service on notes receivable, (iv) development activities are delayed and/or (v) various related party entities are unable to pay monthly preferred distributions on our preferred investments in related parties, our business and financial results could be materially and adversely impacted. While we have implemented various cost reduction strategies, including the deferral of certain non-critical capital expenditures, there can be no assurance that these cost savings will fully mitigate the potential adverse impact of any lost revenue and income.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area ("GLA") in Square Feet/Leaseable Units	Percentage Occupied as of September 30, 2020	Annualized Revenues based on rents at September 30, 2020	Annualized Revenues per square foot/unit at September 30, 2020
St. Augustine Outlet Center (Retail Outlet Shopping Center (1)	St. Augustine, Florida	1998	March 2006	328,120 GLA	74.8%	$2.0 million	$8.02	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Long Island City, New York	2013	August 2013	199 units	86.9%	$8.1 million	$46,793	unit

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as September 30, 2020.

Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York on which we are developing and constructing a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

Exterior Street Pro ject

On February 27, 2019, we, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York, on which we are developing and constructing a multi-family residential property (the “Exterior Street Project”).

Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA, on which we are developing and constructing a data center (the “Santa Clara Data Center”).

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of September 30, 2020:

Development Projects
Lower East Side Moxy Hotel	$91,365
Exterior Street Project	72,089
Santa Clara Data Center	13,478
Total Developments Projects	$176,932

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

For the Three Months Ended September 30, 2020 vs. September 30, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $1.5 million to $2.5 million for the three months ended September 30, 2020 compared to $4.0 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues decreased by $0.8 million primarily attributable to reduced occupancy at both our St. Augustine Outlet Center and Gantry Park Landing during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by approximately $0.3 million to $1.0 million for the three months ended September 30, 2020 compared to $1.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses decreased by $0.1 million.

Real estate taxes

Real estate taxes decreased by approximately $0.2 million to $0.1 million for the three months ended September 30, 2020 compared to $0.3 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes were flat.

General and administrative expenses

General and administrative expenses decreased slightly by approximately $0.1 million to $0.6 million for the three months ended September 30, 2020 compared to $0.7 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.3 million to $0.9 million for the three months ended September 30, 2020 compared to $1.2 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization decreased by $0.1 million.

Interest and dividend income

Interest and dividend income decreased by approximately $0.6 million to $3.7 million for the three months ended September 30, 2020 compared to $4.3 million for the same period in 2019. The decrease primarily reflects lower investment income of $1.9 million from our Preferred Investments and a decrease in dividend and interest income from our investments in marketable securities of $0.3 million, partially offset by an increase in interest income earned on our notes receivable of $1.6 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $0.4 million to $0.8 million for the three months ended September 30, 2020 compared to $0.4 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the three months ended September 30, 2020 and 2019, $2.0 million and $2.2 million, respectively, of interest was capitalized to construction in progress for our development projects.

Unrealized gain/loss on marketable equity securities

During the three months ended September 30, 2020 and 2019, we recorded unrealized losses on marketable equity securities of $1.5 million and $0.6 million, respectively, which represented the change in the fair value of our marketable equity securities during those periods.

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

For the Nine Months Ended September 30, 2020 vs. September 30, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $3.1 million to $8.8 million for the nine months ended September 30, 2020 compared to $11.9 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues decreased by $1.1 million primarily attributable to reduced occupancy at our St. Augustine Outlet Center during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by approximately $0.5 million to $3.0 million for the nine months ended September 30, 2020 compared to $3.5 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses decreased slightly by $0.1 million.

Real estate taxes

Real estate taxes decreased by approximately $0.7 million to $0.3 million for the nine months ended September 30, 2020 compared to $1.0 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes decreased by $0.2 million.

General and administrative expenses

General and administrative expenses were $2.3 million for both the nine months ended September 30, 2020 and 2019.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.9 million to $2.9 million for the nine months ended September 30, 2020 compared to $3.8 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization decreased by $0.2 million.

Interest and dividend income

Interest and dividend income decreased by approximately $2.6 million to $9.4 million for the nine months ended September 30, 2020 compared to $12.0 million for the same period in 2019. The decrease primarily reflects lower investment income of $5.8 million from our Preferred Investments and a decrease in dividend and interest income from our investments in marketable securities of $1.0 million, partially offset by an increase in interest income earned on our notes receivable of $4.2 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.0 million to $2.1 million for the nine months ended September 30, 2020 compared to $1.1 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the nine months ended September 30, 2020 and 2019, $6.1 million and $6.0 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

Unrealized loss on marketable equity securities

During the nine months ended September 30, 2020 and 2019, we recorded unrealized losses on marketable equity securities of $20.1 million and $2.2 million, respectively, which represented the change in the fair value of our marketable equity securities during those periods.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, the remaining availability on the Bowery Mortgage ($0.4 million as of September 30, 2020) and 87 Newkirk Loan ($1.4 million as of September 30, 2020) and/or new borrowings and refinancing of existing debt. We ultimately expect to obtain construction financing to fund a substantial portion of our development projects’ future development costs. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.  As of September 30, 2020, we had approximately $57.5 million of cash and cash equivalents on hand and $36.8 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2020, our total borrowings of $192.4 million represented 59% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$-	$-	$1,823
Asset management fees (general and administrative costs)	245	303	675	941
Property management fees (property operating expenses)	93	67	306	222
Development fees and leasing commissions*	-	-	-	167
Total	$338	$370	$981	$3,153

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

During both the three and nine months ended September 30, 2020 and 2019, distributions of $0.5 million and $1.6 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2020	2019
Net cash flows provided by operating activities	$9,722	$15,551
Net cash flows used in investing activities	(45,252)	(55,595)
Net cash flows provided by financing activities	15,835	27,904
Net change in cash, cash equivalents and restricted cash	(19,695)	(12,140)
Cash, cash equivalents and restricted cash, beginning of year	79,800	36,582
Cash, cash equivalents and restricted cash, end of the period	$60,105	24,442

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

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities, (vi) funding of notes receivable, (viii) scheduled debt service and (ix) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our Preferred Investments, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

The net cash provided by operating activities of $9.7 million for the nine months ended September 30, 2020 consists of the following:

•	cash inflows of approximately $7.7 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $2.0 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $45.3 million for the nine months ended September 30, 2020 consists primarily of the following:

•	purchases of investment property of approximately $21.7 million;

•	net funding of notes receivable of $42.6 million;

•	proceeds from the sale of investment property of $2.1 million;

•	proceeds from Preferred Investments of $20.0 million; and

•	net purchases of marketable securities of $3.2 million.

Financing activities

The net cash provided by financing activities of approximately $15.8 million for the nine months ended September 30, 2020 is primarily related to the following:

•	contributions received from noncontrolling interests of $21.9 million;

•	net proceeds from mortgages payable of $25.9 million;

•	debt principal payments of $0.9 million;

•	redemptions and cancellation of common stock of $3.4 million;

•	distributions to our noncontrolling interests of $16.1 million; and

•	distributions to our common shareholders of $11.5 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We are using the Bowery Land and Air Rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). The Lower East Side Moxy Hotel is currently under development.

On December 3, 2018, we entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Bowery Mortgage”) for approximately $35.6 million. The Bowery Mortgage has a term of two years, bears interest at LIBOR+4.25%, subject to a 6.63% floor, and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. Through September 30, 2020, we received aggregate proceeds of $35.2 million under the Bowery Mortgage. As a result, the Bowery Mortgage had an outstanding balance and remaining availability of $35.2 million and $0.4 million, respectively, as of September 30, 2020.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. We are using the Exterior Street Land for the development and construction of a multi-family residential property (the “Exterior Street Project”). The Exterior Street Project is currently under development.

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020. However, because we have already exercised the second of two six-month extension options, the current maturity date is now April 9, 2021and upon the exercise of the second extension option on October 9, 2020, the interest rate became Libor plus 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project.

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

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of September 30, 2020:

Development Projects
Lower East Side Moxy Hotel	$91,365
Exterior Street Project	72,089
Santa Clara Data Center	13,478
Total Developments Projects	$176,932

To-date the COVID-19 pandemic has not had any significant impact on our three development projects. We intend to obtain construction financing on our development projects to fund a substantial portion of their future development costs. However, the COVID-19 pandemic may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for our development projects.

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

Preferred Investments

We have Preferred Investments that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of September 30, 2020 and December 31, 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the nine months ended September 30, 2020, we (i) redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of	As of	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Dividend Rate	September 30, 2020	December 31, 2019	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$184	$920	$702	$2,730
30-02 39th Avenue	12%	-	-	-	-	-	140
East 11th Street	12%	8,500	8,500	261	797	779	2,705
Miami Moxy	12%	-	9,000	-	615	45	1,705
Total		$14,500	$34,500	$445	$2,332	$1,526	$7,280

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

							As of September 30, 2020
	Company' Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC (1)	45.45%	$4,234	1.50%	February 5, 2019	November 11, 2020	Libor plus 7.50% (Floor of 11%)	$4,076	$(71)	$(10)	$3,995	$-

LSC 162nd Capital II LLC (1)	45.45%	9,166	1.50%	February 5, 2019	November 11,2020	Libor plus 7.50% (Floor of 11%)	8,824	(153)	(22)	8,649	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	February 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(83)	19,917	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	February 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,712)	(192)	7,846	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(4,570)	(446)	37,684	-

Total							$110,350	$(7,506)	$(853)	$101,991	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2020	2019	2020	2019
LSC 162nd Capital I LLC	$145	$118	$508	$321

LSC 162nd Capital II LLC	314	269	1,099	695

LSC 47-16 Greenpoint LLC	-	313	-	597

LSC 1543 7th LLC	444	168	1,317	168

LSC 1650 Lincoln LLC	532	201	1,580	202

LSC 11640 Mayfield LLC	377	-	866	-

LSC 87 Newkirk LLC	812	-	812	-

Total	$2,624	$1,069	$6,182	$1,983

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 10, 2019, our Board of Directors determined our Estimated Per-Share NAV of $11.82 as of September 30, 2019, which resulted in a purchase price for shares under the DRIP of $11.23 per share. As of September 30, 2020, we had approximately 10.0 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2019 we repurchased approximately 12.9 million shares of common stock. For the period from January 1 through March 24, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to our share repurchase program.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2020.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$35,493	$61,328	$27,440	$1,454	$66,697	$-	$192,412
Interest Payments [1]	2,091	5,010	3,133	3,065	2,917	-	16,216

Total Contractual Obligations	$37,584	$66,338	$30,573	$4,519	$69,614	$-	$208,628

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of September 30, 2020 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at Libor plus 0.85% (1.00% as of September 30, 2020) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2020 and December 31, 2019.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at Libor plus 1.35% (1.50% as of September 30, 2020). The Line of Credit is collateralized by 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of September 30, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $7.4 million. No amounts were outstanding under the Line of Credit as of September 30, 2020 and December 31, 2019.

Financings

On July 22, 2020, we, through LSC 87 Newkirk LLC (the “87 Newkirk Joint Venture”), entered into a $27.5 million loan (the “87 Newkirk Loan”) which bears interest at LIBOR+3.80%, subject to a 4.80% floor, and initially scheduled to mature on January 1, 2022 but may be further extended through the exercise of two, six-month extension options, which the 87 Newkirk Joint Venture may exercise by providing the lender with advance written notice. The 87 Newkirk Loan requires monthly interest payments through its maturity date and is collateralized by a nonrecourse loan originated by the 87 Newkirk Joint Venture. Through September 30, 2020, we received proceeds of $26.1 million under the 87 Newkirk Loan. As a result, the 87 Newkirk Loan had an outstanding balance and remaining availability of $26.1 million and $1.4 million, respectively, as of September 30, 2020.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2020) initially matured on April 9, 2020. However, because we have already exercised the second of two six-month extension options, the current maturity date is now April 9, 2021. We currently intend to refinance the Exterior Street Loan on or before its maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the” Santa Monica Loan”) which bears interest at LIBOR+3.75%, subject to a 5.50% floor, that was initially scheduled to mature on August 12, 2020 but had two six-month extension options. However, because we have already exercised the first extension option, the current maturity date is now February 12, 2021. We currently intend to exercise the second extension option or refinance the Santa Monica Loan on or before the current maturity date. The Santa Monica Joint Ventures may exercise the extension option by providing the lender with advance written notice. The Santa Monica Loan requires monthly interest payments through its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures.

The Bowery Mortgage (outstanding principal balance of $35.2 million as of September 30, 2020) matures on December 3, 2020. We currently expect to obtain an extension for the Bowery Mortgage until such time as we can obtain construction financing.

However, if we are unable to extend or refinance any of our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, wh5ich implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$1,319	$4,686	$(11,090)	$23,800
FFO adjustments:
Depreciation and amortization of real estate assets	939	1,241	2,907	3,822
Gain on disposal of investment property	-	(1,013)	-	(1,013)
Discontinued operations
Depreciation and amortization of real estate assets	-	-	-	121
Gain on disposal of investment property	-	-	(1,562)	(70)

FFO	2,258	4,914	(9,745)	26,660
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	(22)
Amortization of above or below market leases and liabilities(2)	-	(35)	-	(105)
Discontinued operations:
Gain on debt extinguishment	-	-	-	(13,615)
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	1,472	609	20,083	2,408
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	-	94	230	719
MFFO	3,730	5,582	10,568	16,045
Straight-line rent(5)	89	29	102	33
MFFO - IPA recommended format(6)	$3,819	$5,611	$10,670	$16,078

Net income/(loss)	$1,319	$4,686	$(11,090)	$23,800
Less: (income)/loss attributable to noncontrolling interests	(1,094)	(809)	(1,835)	(1,968)
Net income/(loss) applicable to Company's common shares	$225	$3,877	$(12,925)	$21,832
Net income/(loss) per common share, basic and diluted	$0.01	$0.17	$(0.58)	$0.94

FFO	$2,258	$4,914	$(9,745)	$26,660
Less: FFO attributable to noncontrolling interests	(544)	(764)	(857)	(2,307)
FFO attributable to Company's common shares	$1,714	$4,150	$(10,602)	$24,353
FFO per common share, basic and diluted	$0.08	$0.18	$(0.47)	$1.05

MFFO - IPA recommended format	$3,819	$5,611	$10,670	$16,078

Less: MFFO attributable to noncontrolling interests	(887)	(1,026)	(2,842)	(2,402)
MFFO attributable to Company's common shares	$2,932	$4,585	$7,828	$13,676

Weighted average number of common shares outstanding, basic and diluted	22,304	22,859	22,351	23,168

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2020
FFO attributable to Company’s common shares	$225,439
Distributions paid	$243,796

On October 15, 2020, the distribution for the three-month period ending September 30, 2020 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.23 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.82 as of September 30, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 10, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 10, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)