Form 10-K
period 2020-12-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2021-03-19
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common shares. As of June 30, 2020, the last business day of the most recently completed second quarter, there were 22.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 3, 2020 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.18 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2020. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2021, there were 22.3 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust, Inc. (the “Lightstone REIT”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions including uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Lightstone REIT’s expectations will be realized.

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2020, we held a 98% general partnership interest in our Operating Partnership’s common units.

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

As of December 31, 2020, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ’’Sponsor’’) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

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

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2020.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of December 31, 2020, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing.

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

We may acquire the following types of real estate interests:

●	Fee interests in market-rate, middle market multifamily properties at a discount to replacement cost located either in emerging markets or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.

●	Fee interests in well-located, multi-tenant, community, power and lifestyle shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and submarkets. We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.

●	Fee interests in improved, multi-tenant, industrial properties located near major transportation arteries and distribution corridors with limited management responsibilities.

●	Fee interests in improved, multi-tenant, office properties located near major transportation arteries in urban and suburban areas.

●	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2020, our total borrowings represented 59% of net assets.

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

Tax Status

We elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities such as providing real estate-related services through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

As a result of previous restrictions, we closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, we have provided forbearance of certain rent payments to various tenants. Additionally, we have seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic. However, none of these items have yet materially impacted our results from operations or financial condition.

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

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Operating Properties

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area (“GLA”) in Square Feet/ Leaseable Units		Percentage Occupied as of December 31, 2020	Annualized Revenues based on rents at December 31, 2020	Annualized Revenues per square foot/unit at December 31, 2020
St. Augustine Outlet Center (Retail Outlet Mall)	St. Augustine, Florida	1998	March 2006	328,125	GLA	73.6%	$2.0 million	$8.12	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	August 2013	199	units	81.9%	$7.8 million	$47,619	unit

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”). We have completed certain predevelopment activities associated with the potential development and construction of a data center (the “Santa Clara Data Center”) on the Martin Avenue Land.

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of December 31, 2020:

Development Projects
Lower East Side Moxy Hotel	$98,608
Exterior Street Project	74,230
Santa Clara Data Center	13,350
Total Development Projects	$186,188

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2021, we had approximately 22.3 million common shares outstanding, held by a total of 5,960 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 3, 2020, our board of directors determined and approved our estimated NAV of approximately $296.2 million and resulting estimated NAV per Share of $11.18, after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2020. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

The estimated NAV of our shares was calculated as of a particular point in time. The estimated NAV of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2020 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2020 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2020 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2020, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on one of our two consolidated operating properties and all three of our consolidated development properties (collectively, the “Stanger Appraised Properties”) as of September 30, 2020. The Stanger Appraised Properties consist of the St. Augustine Outlet Center, a wholly owned and consolidated operating retail property and (ii) three wholly owned and consolidated development properties (the “Lower East Side Moxy Hotel”, the “Exterior Street Project” and the “Santa Clara Data Center”).

Stanger also prepared a NAV report (the “September 2020 NAV Report”) which estimates our NAV per Share as of September 30, 2020. The September 2020 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties, (ii) an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, our majority-owned and consolidated operating multi-family residential property, (iii) Stanger’s estimated value of our outstanding indebtedness, (iv) our Advisor’s value opinion with respect to our 2.5% non-managing ownership interest in an unconsolidated joint venture (the “Joint Venture”), assuming a liquidation pursuant to the terms of the Joint Venture’s operating agreement, and our other investments in related parties, (vi) Stanger’s estimate of the allocation of value to the SLP Units, and (vii) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of September 30, 2020.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2020, as well as the comparable calculation as of September 30, 2019 and 2018, respectively. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2020		As of September 30, 2019		As of September 30, 2018
	Value	Per Share	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$287,124	$12.60	$256,288	$11.00	$167,688	$6.84
Non-Real Estate Assets:
Cash and cash equivalents	56,521		22,249		61,185
Investments in related parties	15,657		77,038		114,806
Marketable securities, available for sale	36,192		54,161		118,575
Restricted escrows	2,419		1,472		9,025
Notes receivable, net	51,258		33,251		-
Other assets	1,337		1,038		1,883
Total non-real estate assets	163,384	7.17	189,209	8.12	305,474	12.46
Total Assets	450,508	19.77	445,497	19.12	473,162	19.30
Liabilities:
Mortgage notes payable	(140,441)		(113,120)		(87,536)
Notes payable	-		-		(18,625)
Other liabilities	(13,282)		(8,166)		(27,473)
Total liabilities	(153,723)	(6.75)	(121,286)	(5.21)	(133,634)	(5.45)
Other noncontrolling interests	(617)	(0.02)	(617)	(0.02)	(617)	(0.02)
Net Asset Value before Allocations to SLP Units	296,168	13.00	323,594	13.89	338,911	13.83
Allocations to SLP Units	(41,499)	(1.82)	(48,209)	(2.07)	(49,147)	(2.01)
Net Asset Value	$254,669	$11.18	$275,385	$11.82	$289,764	$11.82

Shares of Common Stock Outstanding(1)	22,784		23,290		24,509

Note:

(1)	Includes approximately 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2020. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2020 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2020 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating our estimated NAV per Share as of September 30, 2020. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate properties:

As of September 30, 2020, we have ownership interests in two consolidated operating properties and three consolidated development properties (collectively, the “Real Estate Properties). With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three development projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of four of the five consolidated properties in which we held ownership interests as of September 30, 2020. The Stanger Appraised Properties consist of (i) the St. Augustine Outlet Center; and (ii) our three development properties. We also engaged another independent third-party valuation firm to provide an appraisal report for Gantry Park Landing, a multi-family apartment building which we majority own and consolidate. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

●	Performed a site visit of each property in connection with this assignment or other assignments;

●	Interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

●	Reviewed lease agreements for those properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and

●	Reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with U.S. GAAP. Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are currently accounted for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. of accounting in our consolidated financial statements.

Operating Properties

As of September 30, 2020, our ownership interests in our two consolidated operating properties were valued at an aggregate of $102.8 million. The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of (i) the St. Augustine Outlet Center, our operating retail property, and (ii) Gantry Park Landing, our operating multi-family residential property, which are included in our Real Estate Properties as of September 30, 2020:

		Gantry
	St. Augustine	Park Landing
	Outlet Center	(multi-family
	(retail)	residential)
Weighted-average:
Exit capitalization rate	10.00%	4.25%
Discount rate	11.00%	5.25%
Annual market rent growth rate	3.17%	2.81%
Annual net operating income growth rate	18.73%	2.43%
Holding period (in years)	13.0	11.0

While we believe that the assumptions made by Stanger and the other independent third-party appraisal firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of these two operating properties included in our Real Estate Properties. The table below represents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the capitalization rates and discount rates for the two consolidated operating properties we own. The table is presented to provide a hypothetical illustration of the possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.18)	$0.20
Discount rate	$(0.06)	$0.06

Development Properties

As of September 30, 2020, we wholly own and consolidate three development properties as follows:

Lower East Side Moxy Hotel

In December 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”). Additionally, in December 2018, we acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”). We are using the Bowery Land and the Air Rights in connection with the development and construction of the Lower East Side Moxy Hotel. As of September 30, 2020, the Lower East Side Moxy Hotel was under development and Stanger deemed it appropriate to determine its fair value of approximately $93.7 million as of that date based on the aggregate estimated fair value of the land parcels of $58.7 million (using a sales comparison approach) plus other development costs incurred of $35.0 million.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”). We are using the Exterior Street Land in connection with the development and construction of the Exterior Street Project, a multi-family residential property. As of September 30, 2020, the Exterior Street Project was under development and Stanger deemed it appropriate to determine its fair value of approximately $76.9 million as of that date based on the aggregate estimated fair value of the land parcels of $65.5 million (using a sales comparison approach) plus other development costs incurred of $11.4 million.

Santa Clara Data Center

In January 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, CA (the “Martin Avenue Land”). We intend to use the Martin Avenue Land in connection with the development and construction of the Santa Clara Data Center. The Santa Clara Data Center was under development as of September 30, 2020 and Stanger deemed it appropriate to determine its fair value of approximately $13.8 million as of that date based on the estimated fair value of the land parcel of $10.9 million (using a sales comparison approach) plus other development costs incurred of $2.9 million.

The aggregate fair value of our Real Estate Properties of $287.1 million compared to their aggregate cost of $281.1 million, both as of September 30, 2020, equates to an increase in value of 1.2%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in related parties: As of September 30, 2020, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

●	As of September 30, 2020, we have a 2.5% non-managing ownership interest in the Joint Venture, which owns seven hospitality properties. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Joint Venture. We do not consolidate our ownership interest in the Joint Venture but rather account for it under the cost method of accounting. As of September 30, 2020, our Advisor estimated the fair value of our ownership interest in the Joint Venture was approximately $1.2 million based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets, which approximated our carrying value.

●	We have entered into agreements with various related party entities pursuant to which we have made aggregate outstanding contributions of $14.5 million to affiliates of our Sponsor which have either developed or are developing various residential and hospitality projects located in the New York City and Miami metropolitan areas. These contributions were made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2020, the aggregate estimated value of our Preferred Investments of $14.5 million approximated their carrying values based on market rates for similar instruments.

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

Notes receivable, net: The estimated values of our notes receivable generally approximate their carrying values as of September 30, 2020 based on current market rates for similar instruments.

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

Mortgage notes payable: We have mortgage notes payable that bear interest at both variable and fixed rates. The estimated values of our variable-rate mortgage loans were deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated values for our fixed-rate mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our fixed-rate mortgage loans were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our fixed-rate mortgage loans ranged from 2.42% to 2.95%.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, an approximately $41.5 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2020.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding two years may be found in the following referenced filings:

As of September 30, 2019 – Current Report on Form 8-K filed on December 12, 2019

As of September 30, 2018 – Current Report on Form 8-K filed on December 13, 2018

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ’‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests less any allocations to the SLP Units divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (’‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

For the period from January 1 through March 24, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to our share repurchase program. During the year ended December 31, 2019, we repurchased 1.1 million shares of common stock at an average price per share of $10.65.

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

On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective March 15, 2021, the Board of Directors reopened the share repurchase program solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to $11.18, which is 100% of the NAV per Share. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year. Death redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if death redemption requests exceed the annual limitation.

Tender Offers

2019 Tender Offer

We commenced a tender offer on April 19, 2019, pursuant to which we offered to acquire up to 0.5 million shares of our common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “2019 Tender Offer”). Pursuant to the terms of the 2019 Tender Offer, which expired on June 14, 2019, we repurchased approximately 0.1 million shares of our common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

2020 Tender Offer

We commenced a tender offer on June 15, 2020, pursuant to which we offered to acquire up to 225,000 of our shares of common stock at a purchase price of $5.00 per share, or approximately $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, we repurchased approximately 0.1 million shares of our common stock for an aggregate of approximately $0.3 million in August 2020.

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Company’s board of directors and reported by the Company from time to time. On December 3, 2020, our Board of Directors determined our NAV per Share of $11.18 as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of December 31, 2020, we had 9.9 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Distributions on Common Shares

Our Board of Directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, our Board of Directors has declared regular quarterly distributions at the annualized rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2020, we have paid aggregate distribution in the amount of $250.1 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during the years ended December 31, 2020 and 2019 were $15.6 million and $16.1 million, respectively.

On March 15, 2021, our Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

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

During each of the years ended December 31, 2020 and 2019, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2020, cumulative distributions declared were $27.6 million, of which $27.1 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2020, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 15, 2021, our Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

As of December 31, 2020, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

As a result of previous restrictions, we closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the operating performance of the St. Augustine Outlet Center’s tenancy, especially during the closure period, we have provided forbearance of certain rent payments to various tenants. Additionally, we have seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic. However, none of these items have yet materially impacted our results from operations or financial condition.

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

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value.  We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

Accounting for Development Projects

We incur a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We cease capitalization when the development project is substantially complete and placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment.

Once the development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and furniture and fixtures on our consolidated balance sheets at the historical cost of the property.

Notes Receivable and Preferred Investments

Notes receivable and preferred investments that we intend to hold to maturity are carried at cost, net of any unamortized origination costs, fees, discounts, premiums and unfunded commitments.

Investment income will be recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations.

Income recognition is suspended when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal is not in doubt, contractual interest is recorded as investment income when received, under the cash basis method, until an accrual is resumed when the instrument becomes contractually current and performance is demonstrated to be resumed.

Credit Losses and Impairment on Notes Receivable

Notes receivable are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of our notes receivable and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the notes receivable, a reserve is recorded with a corresponding charge to investment income. The reserve for each note receivable is maintained at a level that is determined to be adequate by management to absorb probable losses.

Credit Losses and Impairment on Preferred Investments

Preferred investments that are accounted for as held to maturity are assessed for impairment at the individual investment level when there is a decline in fair value below the amortized cost basis that is deemed to be other than temporary. In making the determination of an other-than-temporary impairment assessment, the Company considers all available information relevant to the collectability of the investment, including information about past events, current conditions, and reasonable and supportable forecasts when developing the estimate of cash flows expected to be collected. This information includes the remaining redemption terms of the investment, financial condition of the issuer, expected defaults and the value of any underlying collateral. In assessing whether the entire amortized cost basis of the investment will be recovered, the Company compares the present value of cash flows expected to be collected from the investment with the amortized cost basis and records an impairment based on the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the investment.

Inflation

We are exposed to inflation risk as income from long-term leases is one of the primary sources of our cash flows from operations. Most of our long-term leases contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, most of our leases require tenants to pay a negotiated share of operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

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

Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we may still be subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

For the Year Ended December 31, 2020 vs. December 31, 2019

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $3.9 million to $11.3 million for the year ended December 31, 2020 compared to $15.2 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, revenues decreased by $1.9 million primarily attributable to reduced occupancy at both our St. Augustine Outlet Center and Gantry Park Landing during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by approximately $0.7 million to $4.0 million for the year ended December 31, 2020 compared to $4.7 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, property operating expenses decreased by $0.3 million.

Real estate taxes

Real estate taxes decreased by approximately $0.5 million to $0.6 million for the year ended December 31, 2020 compared to $1.1 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, real estate taxes were flat.

General and administrative expenses

General and administrative expenses increased by approximately $0.5 million to $3.1 million for the year ended December 31, 2020 compared to $2.6 million for the same period in 2019 principally due to an increase in professional fees.

Depreciation and amortization

Depreciation and amortization decreased by approximately $0.8 million to $4.0 million for the year ended December 31, 2020 compared to $4.8 million for the same period in 2019. Excluding the effect of the disposition of DePaul Plaza, depreciation and amortization decreased by $0.1 million.

Gain on disposition of real estate

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized a gain on disposition of real estate of approximately $1.0 million related to the disposition of DePaul Plaza.

Interest and dividend income

Interest and dividend income decreased by approximately $3.8 million to $13.0 million for the year ended December 31, 2020 compared to $16.8 million for the same period in 2019. The decrease primarily reflects lower investment income of $7.4 million from our Preferred Investments and a decrease in dividend and interest income from our investments in marketable securities of $1.5 million, partially offset by an increase in interest income earned on our notes receivable of $5.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by approximately $1.3 million to $3.0 million for the year ended December 31, 2020 compared to $1.7 million for the same period in 2019. This increase reflects higher interest expense resulting from an increase in the amount of debt outstanding during the 2020 period. During the years ended December 31, 2020 and 2019, $7.8 million and $8.2 million, respectively, of interest was capitalized to construction in progress for our development projects.

Unrealized loss on marketable equity securities

During the years ended December 31, 2020 and 2019, we recorded unrealized losses on marketable equity securities of $12.2 million and $3.8 million, respectively, which represented the change in the fair value of our marketable equity securities during those periods.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable and/or new borrowings and refinancing of existing debt. We ultimately expect to obtain construction financing to fund a substantial portion of our development projects’ future development costs. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.  As of December 31, 2020, we had approximately $44.4 million of cash and cash equivalents on hand and $46.1 million of marketable securities, available for sale. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2020, our total borrowings of $193.5 million represented 59% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Year Ended
	December 31, 2020	December 31, 2019

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$1,823
Asset management fees (general and administrative costs)	919	1,237
Property management fees (property operating expenses)	388	264
Development cost reimbursement (1)	1,337	585
Development fees and leasing commissions (2)	-	167
Total	$2,644	$4,076

(1)	Development costs that the we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2020, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

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

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows provided by operating activities	$10,144	$19,199
Cash flows used in investing activities	(54,493)	(6,956)
Cash flows provided by financing activities	11,390	27,701
Net change in cash, cash equivalents and restricted cash	(32,959)	39,944
Cash , cash equivalents and restricted cash, beginning of year	79,800	39,856
Cash, cash equivalents and restricted cash, end of year	$46,841	$79,800

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

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities (vii) funding of notes receivable, (viii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) the selective disposition of properties or interests in properties, (iii) redemptions of our Preferred Investments, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

The net cash provided by operating activities of $10.1 million for the year ended December 31, 2020 consists of the following:

●	cash inflows of approximately $9.3 million from our net loss after adjustment for non-cash items; and

●	cash inflows of approximately $0.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $54.5 million for the year ended December 31, 2020 consists primarily of the following:

●	purchases of investment property of approximately $29.4 million;

●	net funding of notes receivable of $43.5 million;

●	proceeds from the sale of investment property of $2.1 million;

●	proceeds from Preferred Investments of $20.0 million; and

●	net purchases of marketable securities of $3.8 million.

Financing activities

The net cash provided by financing activities of approximately $11.4 million for the year ended December 31, 2020 is primarily related to the following:

●	net proceeds from mortgages payable of $27.2 million;

●	debt principal payments $1.3 million;

●	contributions received from noncontrolling interests of $22.3 million;

●	redemptions and cancellation of common stock of $3.4 million;

●	distributions to our noncontrolling interests of $18.1 million; and

●	distributions to our common shareholders of $15.4 million.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmet Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. We are using the Bowery Land and Air Rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

On December 3, 2018, we entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for approximately $35.6 million. The Lower East Side Moxy Mortgage had an initial term of two years, bears interest at LIBOR + 4.25%, subject to a 6.63% floor, and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021. Through December 31, 2020, we received aggregate proceeds of $35.2 million under the Lower East Side Moxy Mortgage.

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

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020. However, because we have already exercised the second of two six-month extension options, the current maturity date is now April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became LIBOR + 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project.

Santa Clara Data Center

On January 10, 2019, we, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs. We have completed certain pre-development activities associated with the potential development and construction of a data center (the “Santa Clara Data Center”) on the Martin Avenue Land.

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of December 31, 2020:

Development Projects
Lower East Side Moxy Hotel	$98,608
Exterior Street Project	74,230
Santa Clara Data Center	13,350
Total Development Projects	$186,188

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

Preferred Investments

We have Preferred Investments that entitle us to monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of December 31, 2020 and 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

During the year ended December 31, 2020, we (i) redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$886	$3,609
30-02 39th Avenue	12%	-	-	-	140
East 11th Street	12%	8,500	8,500	1,040	3,433
Miami Moxy	12%	-	9,000	45	2,263
Total Preferred Investments		$14,500	$34,500	$1,971	$9,445

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

							As of December 31, 2020
	Company’s	Loan				Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
Joint Venture/Lender	2020	2019

LSC 162nd Capital I LLC	$641	$445

LSC 162nd Capital II LLC	1,387	964

LSC 47-16 Greenpoint LLC	-	965

LSC 1543 7th LLC	1,770	609

LSC 1650 Lincoln LLC	2,124	731

LSC 11640 Mayfield LLC	1,243	-

LSC 87 Newkirk LLC	1,625	-

Total	$8,790	$3,714

Stockholder’s Equity

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

For the period from January 1 through March 24, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to our share repurchase program. During the year ended December 31, 2019, we repurchased 1.1 million shares of common stock at an average price per share of $10.65.

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

On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective March 19, 2021, the Board of Directors reopened the share repurchase program solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to 100% of the NAV per Share ($11.18 as of September 30, 2020). Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted one year after the date of death for consideration. In addition, we will not redeem in excess of 1% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption.

Tender Offers

2019 Tender Offer

We commenced a tender offer on April 19, 2019, pursuant to which we offered to acquire up to 0.5 million shares of our common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “2019 Tender Offer”). Pursuant to the terms of the 2019 Tender Offer, which expired on June 14, 2019, we repurchased approximately 0.1 million shares of our common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

2020 Tender Offer

We commenced a tender offer on June 15, 2020, pursuant to which we offered to acquire up to 225,000 of our shares of common stock at a purchase price of $5.00 per share, or approximately $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, we repurchased approximately 0.1 million shares of our common stock for an aggregate of approximately $0.3 million in August 2020.

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time. On December 3, 2020, our Board of Directors determined our Estimated Per-Share NAV of $11.18 as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of December 31, 2020, we had approximately 9.9 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions Declared by our Board of Directors

Common Shares

During the years ended December 31, 2020 and 2019, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2020 and 2019 were $15.6 million and $16.1 million, respectively.

On March 15, 2021, our Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

SLP Units

For the years ended December 31, 2020 and 2019, total distributions declared and paid on the SLP Units were both $2.1 million. Additionally, on March 15, 2021, our Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2020.

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$96,496	$28,889	$1,454	$66,697	$-	$-	$193,536
Interest Payments [1,2]	6,571	3,134	3,065	2,917	-	-	15,687

Total Contractual Obligations	$103,067	$32,023	$4,519	$69,614	$-	$-	$209,223

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2020 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.99% as of December 31, 2020) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of December 31, 2020 and 2019.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at LIBOR + 1.35% (1.49% as of December 31, 2020). The Line of Credit is collateralized by 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of December 31, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $9.8 million. No amounts were outstanding under the Line of Credit as of December 31, 2020 and 2019.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of December 31, 2020) initially matures on April 9, 2021. We currently intend to extend or refinance the Exterior Street Loan on or before its maturity date.

The Lower East Side Moxy Mortgage (outstanding principal balance of $35.2 million as of December 31, 2020) matures on June 3, 2021. We currently intend to seek to refinance the Lower East Side Moxy Mortgage with construction financing on or before its maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) (outstanding principal balance of $25.0 million as of December 31, 2020) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and matures on August 12, 2021. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. We currently intend to seek to refinance the Santa Monica Loan on or before its maturity date.

On July 22, 2020, we, through LSC 87 Newkirk LLC (the “87 Newkirk Joint Venture”), entered into a $27.5 million loan (the “87 Newkirk Loan”) (outstanding principal balance of $27.5 million as of December 31, 2020) which bears interest at LIBOR + 3.80%, subject to a 4.80% floor, and is scheduled to initially mature on January 1, 2022 but may be further extended through the exercise of two, six-month extension options, which the 87 Newkirk Joint Venture may exercise by providing the lender with advance written notice. The 87 Newkirk Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date and is collateralized by a nonrecourse loan originated by the 87 Newkirk Joint Venture. We currently intend to seek to extend or refinance the 87 Newkirk Loan on or before its maturity date.

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.

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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

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

	For the Years Ended
	December 31, 2020	December 31, 2019
Net (loss)/income	$(1,087)	$27,160
FFO adjustments:
Depreciation and amortization	3,956	4,849
Gain on disposal of real estate, net	(1,562)	(987)
Discontinued Operations:
Depreciation and amortization	-	121
Gain on disposal of investment property	-	(70)

FFO	1,307	31,073
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	(22)
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	(105)
Mark to market adjustments (3)	12,204	4,011
Non-recurring (gain)/loss from extinguishment/sale of debt, derivatives or securities holdings(4)	-	(13,615)
Loss on sale of marketable securities	230	724

MFFO	13,741	22,066
Straight-line rent (5)	104	39
MFFO - IPA recommended format	$13,845	$22,105

Net (loss)/income	$(1,087)	$27,160

Less: income attributable to noncontrolling interests	(3,202)	(2,910)
Net (loss)/income applicable to Company’s common shares	$(4,289)	$24,250
Net (loss)/income per common share, basic and diluted	$(0.19)	$1.05

FFO	$1,307	$31,073

Less: FFO attributable to noncontrolling interests	(1,697)	(3,094)
FFO attributable to Company’s common shares	$(390)	$27,979
FFO per common share, basic and diluted	$(0.02)	$1.21

MFFO - IPA recommended format	$13,845	$22,105

Less: MFFO attributable to noncontrolling interests	(3,634)	(3,638)
MFFO attributable to Company’s common shares	$10,211	$18,467

Weighted average number of common shares outstanding, basic and diluted	22,337	23,039

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2020

FFO attributable to Company’s common shares	$235,651
Distributions Paid	$247,371

For the year ended December 31, 2020, we paid cash distributions of $15.4 million. Cash flow from operations was $10.1 million and FFO attributable to Company’s common shares for the year ended December 31, 2020 was negative $0.4 million. For the year ended December 31, 2019, we paid cash distributions of $16.0 million. FFO attributable to Company’s common shares for the year ended December 31, 2019 was $28.0 million and cash flow from operations was $19.2 million.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information concerning accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	F-5

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investment Property – Indicators of Impairment

As of December 31, 2020, the Company had investment property, net of accumulated depreciation of $287.2 million. As more fully described in Note 2 to the consolidated financial statements, the Company reviews its investment properties for impairment at the lowest identifiable level, the individual property level, whenever events or change in circumstances indicate that the carrying value of the investment properties may not be recoverable. When such conditions exist, the Company performs a recoverability analysis to determine if the estimated undiscounted projected cash flows from operations and the estimated proceeds from the ultimate disposition of an investment property exceed the property’s carrying values. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and projected cash flows, net operating income, current market and other applicable trends, estimated capitalization rates, and residual values. In the event the analysis indicates that a potential impairment exists, the Company will perform an additional analysis to assess the recoverability of the carrying value of the real estate.

We identified the investment property impairment evaluation as a critical audit matter due to estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for investment property is sensitive to significant assumptions such as forecasted cash flows and net operating income, and estimated capitalization rates, and residual values, all of which can be affected by expectations about future market or economic conditions, demand, and competition. This in turn led to a high degree of auditor judgment and subjectivity and significant audit effort was required in performing procedures to evaluate management’s investment property impairment evaluation.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested estimated undiscounted cash flows by comparing them to historical operating results by property and the reasonableness of key inputs including forecasted net operating income, capitalization rates, and assumed hold periods. We held discussions with management about the current status of each property and management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. When assessing the assumptions related to estimated undiscounted cash flows, we evaluated whether the assumptions used were reasonable considering the past and current performance of the property and considered whether they were consistent with evidence obtained in other areas of the audit.

Notes Receivable – Indicators of Impairment

As of December 31, 2020, the Company had notes receivable, net of reserves, of $104.6 million. As more fully described in Note 2 and 5 to the consolidated financial statements, the Company considers notes receivable impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company considers the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located.

We identified the notes receivable impairment evaluation as a critical audit matter due to significant judgment that was necessary by management when assessing whether it is probable that the debtor will pay the outstanding balances timely and whether it is probable that such repayments will be collected in accordance with their contractual terms. This in turn led to a high degree of auditor judgment and subjectivity and significant audit effort was required in performing procedures to evaluate management’s analysis of the expected recovery of the notes receivable.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, testing the status of collection of principal and interest according to the contractual terms. We held discussions with management about the current status of each note receivable and management’s judgments to understand the probability of future events that could result in the Company not being able to collect principal and interest. In certain instances, we visited the site of the underlying collateral and reviewed support related to the fair value of the underlying collateral. When assessing the assumptions related the collectability of principal and interest according to the contractual terms we evaluated whether the assumptions used were reasonable and considered whether they were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York

March 19, 2021

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2020	As of December 31, 2019
Assets

Investment property:
Land and improvements	$30,143	$30,664
Building and improvements	101,492	101,827
Furniture and fixtures	2,453	2,404
Construction in progress	186,196	152,896
Gross investment property	320,284	287,791
Less accumulated depreciation	(33,038)	(29,685)
Net investment property	287,246	258,106
Investments in related parties	15,590	35,738
Cash and cash equivalents	44,446	77,569
Marketable securities and other investments	46,071	54,738
Restricted cash	2,395	2,231
Notes receivable, net	104,624	55,723
Prepaid expenses and other assets	1,869	2,075

Total Assets	$502,241	$486,180

Liabilities and Stockholders' Equity
Mortgages payable, net	$192,385	$164,705
Accounts payable, accrued expenses and other liabilities	8,641	4,380
Due to related parties	241	244
Tenant allowances and deposits payable	487	594
Distributions payable	3,905	3,960
Deferred rental income	399	524

Total Liabilities	206,058	174,407

Commitments and contingencies

Stockholders' equity:
Company's Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million and 22.6 million shares issued and outstanding, respectively	223	226
Additional paid-in-capital	169,649	172,749
Accumulated other comprehensive income	378	408
Accumulated surplus	89,639	109,559

Total Company's stockholders' equity	259,889	282,942
	-	-
Noncontrolling interests	36,294	28,831

Total Stockholders' Equity	296,183	311,773

Total Liabilities and Stockholders' Equity	$502,241	$486,180

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019

Revenues:
Rental income	$10,972	$14,137
Tenant recovery income	288	1,028
Total revenues	11,260	15,165

Expenses:
Property operating expenses	3,967	4,652
Real estate taxes	555	1,065
General and administrative costs	3,144	2,598
Depreciation and amortization	3,956	4,849
Total operating expenses	11,622	13,164

Operating (loss)/income	(362)	2,001

Interest and dividend income	13,008	16,828
Interest expense	(2,978)	(1,674)
Gain on disposition of real estate, net	1,562	987
Loss on sale and redemption of marketable securities	(230)	(724)
Unrealized loss on marketable equity securities	(12,204)	(3,849)
Other income, net	117	110
Net (loss)/income from continuing operations	(1,087)	13,679

Net income from discontinued operations	-	13,481
Net (loss)/income	(1,087)	27,160

Less: net income attributable to noncontrolling interests	(3,202)	(2,910)

Net (loss)/income attributable to Company’s common shares	$(4,289)	$24,250

Basic and diluted net (loss)/income per Company’s common share:
Continuing operations	$(0.19)	$0.46
Discontinued operations	-	0.59
Net (loss)/income per Company’s common shares, basic and diluted	$(0.19)	$1.05

Weighted average number of common shares outstanding, basic and diluted	22,337	23,039

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Net (loss)/income	$(1,087)	$27,160

Other comprehensive (loss)/income:
Holding (loss)/gain on available for sale debt securities	(21)	1,992
Reclassification adjustment for loss included in net income	-	724

Other comprehensive (loss)/income:	(21)	2,716

Comprehensive (loss)/income	(1,108)	29,876

Less: Comprehensive income attributable to noncontrolling interests	(3,211)	(2,967)

Comprehensive (loss)/income attributable to the Company’s common shares	$(4,319)	$26,909

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Loss)/Income	Surplus	Interests	Total Equity

BALANCE, December 31, 2018	23,708	237	184,469	(2,251)	101,382	14,404	298,241
Net income	-	-	-	-	24,250	2,910	27,160
Other comprehensive income	-	-	-	2,659	-	57	2,716
Distributions declared (a)	-	-	-	-	(16,073)	-	(16,073)
Distributions paid to noncontrolling interests	-	-	-	-	-	(21,662)	(21,662)
Contributions received from noncontrolling interests	-	-	-	-	-	33,122	33,122
Shares issued from distribution reinvestment program	25	-	278	-	-	-	278
Redemption, cancellation and tender of shares	(1,125)	(11)	(11,998)	-	-	-	(12,009)
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	$311,773

Net loss	-	-	-	-	(4,289)	3,202	(1,087)
Other comprehensive loss	-	-	-	(30)	-	9	(21)
Distributions declared (a)	-	-	-	-	(15,631)	-	(15,631)
Distributions paid to noncontrolling interests	-	-	-	-	-	(18,078)	(18,078)
Contributions received from noncontrolling interests	-	-	-	-	-	22,330	22,330
Redemption, cancellation and tender of shares	(343)	(3)	(3,429)	-	-	-	(3,432)
Shares issued from distribution reinvestment program	29	-	329	-	-	-	329
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183

(a)	Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,087)	$27,160
Less net income – discontinued operations	-	13,481
Net (loss)/income – continuing operations	(1,087)	13,679
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,956	4,849
Loss on sale and redemption of marketable securities	230	724
Noncash interest income	(5,422)	(3,284)
Gain on disposition of real estate	(1,562)	(987)
Unrealized loss on marketable equity securities	12,204	3,849
Amortization of deferred financing costs	601	34
Mark to market adjustment on derivative financial instruments	-	162
Bad debt expense	360	242
Other non-cash adjustments	14	188
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	47	(650)
(Decrease)/increase in tenant allowances and deposits payable	(419)	217
Increase in accounts payable, accrued expenses and other liabilities	1,350	557
Decrease in due to related parties	(3)	(188)
Decrease in deferred rental income	(125)	(138)
Net cash provided by operating activities – continuing operations	10,144	19,254
Net cash used in operating activities – discontinued operations	-	(55)
Net cash provided by operating activities	10,144	19,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(29,442)	(87,104)
Purchase of marketable securities	(8,048)	(14,096)
Proceeds from sale of marketable securities	4,260	59,437
Proceeds from short term investment	-	5,012
Proceeds from sale of investment property	2,082	19,477
Investment in joint venture	(129)	(115)
Proceeds from joint venture	263	151
Investments in related parties	-	(2,267)
Proceeds from preferred investments in related parties	20,000	68,501
Proceeds from repayment of notes receivable	500	13,000
Release of reserves on notes receivable	(2,250)	(1,130)
Funding of notes receivable	(41,729)	(64,309)
Net cash used in investing activities – continuing operations	(54,493)	(3,443)
Net cash used in investing activities – discontinued operations	-	(3,513)
Net cash used in investing activities	(54,493)	(6,956)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	27,839	62,262
Mortgage principal payments	(1,260)	(15,285)
Payment of loan fees and expenses	(651)	(2,756)
Proceeds from line of credit	-	18,000
Repayment of line of credit	-	(18,000)
Redemption, cancellation and tender of shares	(3,432)	(12,009)
Contributions received from noncontrolling interests	22,330	33,122
Distributions paid to noncontrolling interests	(18,078)	(21,662)
Distributions paid to Company’s stockholders	(15,358)	(15,971)
Net provided by financing activities	11,390	27,701
Net change in cash, cash equivalents and restricted cash	(32,959)	39,944
Cash , cash equivalents and restricted cash, beginning of year	79,800	39,856
Cash, cash equivalents and restricted cash, end of year	$46,841	$79,800

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statement

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004.  As of December 31, 2020, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial, residential, and hospitality properties and makes real estate-related investments, principally in the United States. The Company’s real estate investments are held alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests.

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

As of December 31, 2020, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ’’Sponsor’’) during the Company’s initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Related Parties:

The Advisor and its affiliates, and Lightstone SLP, LLC are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of the Company’s assets. The compensation is based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 13 for additional information.

Discontinued Operations

During the first quarter of 2019, a portfolio comprised of the Company’s 10 industrial properties located in Louisiana (seven properties located in New Orleans and three properties located in Baton Rouge, and collectively, the “Louisiana Assets”) met the criteria to be classified as discontinued operations in the consolidated statements of operations for all periods presented, through their date of disposition. The disposition of the Louisiana Assets, which represented all of the Company’s remaining industrial properties, represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore, upon their disposition, the operating results of the Louisiana Assets were classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented through their date of disposition (See Note 9).

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor (see Note 12), (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates (see Note 12) and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

See Note 12 for further discussion of noncontrolling interests.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

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

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2020, Lightstone REIT had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity will be accounted for using the equity method. Investments in entities where the Company has virtually no influence are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income/(loss) and cash contributions and distributions.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	December 31,
	2020	2019
Cash and cash equivalents	$44,446	$77,569
Restricted cash	2,395	2,231
Total cash, cash equivalents and restricted cash	$46,841	$79,800

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019

Cash paid for interest	$8,860	$7,492

Distributions declared but not paid	$3,905	$3,960

Investment property acquired but not paid	$3,995	$1,082

Assets transferred due to foreclosure	$-	$34,025

Liabilities credited in foreclosure	$-	$50,914

Amortization of deferred financing costs included in construction in progress	$1,151	$2,084

Holding loss/gain on available for sale debt securities	$21	$2,716

Value of shares issued from distribution reinvestment program	$329	$278

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Accounting for Development Projects

The Company incurs a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. The Company ceases capitalization when the development project is substantially complete and placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment.

Once the development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and furniture and fixtures on the Company’s consolidated balance sheets at the historical cost of the property.

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in the Company preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value.  The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Notes Receivable and Preferred Investments

Notes receivable and preferred investments that we intend to hold to maturity are carried at cost, net of any unamortized origination costs, fees, discounts, premiums and unfunded commitments.

Investment income will be recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations.

Income recognition is suspended when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal is not in doubt, contractual interest is recorded as investment income when received, under the cash basis method, until an accrual is resumed when the instrument becomes contractually current and performance is demonstrated to be resumed.

Credit Losses and Impairment on Notes Receivable

Notes receivable are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of our notes receivable and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the notes receivable, a reserve is recorded with a corresponding charge to investment income. The reserve for each note receivable is maintained at a level that is determined to be adequate by management to absorb probable losses.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Credit Losses and Impairment on Preferred Investments

Preferred investments that are accounted for as held to maturity are assessed for impairment at the individual investment level when there is a decline in fair value below the amortized cost basis that is deemed to be other than temporary. In making the determination of an other-than-temporary impairment assessment, the Company considers all available information relevant to the collectability of the investment, including information about past events, current conditions, and reasonable and supportable forecasts when developing the estimate of cash flows expected to be collected. This information includes the remaining redemption terms of the investment, financial condition of the issuer, expected defaults and the value of any underlying collateral. In assessing whether the entire amortized cost basis of the investment will be recovered, the Company compares the present value of cash flows expected to be collected from the investment with the amortized cost basis and records an impairment based on the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the investment.

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

To maintain its qualification as a REIT, the Company engages in certain activities through wholly-owned taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$193.5	$198.0	$167.0	$167.9

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board pursuant to which awards were granted at fair market value as of the date of grant. This plan expired in April 2015. For the years ended December 31, 2020 and 2019, the Company had no compensation costs related to the incentive award plan.

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

For the Years Ended December 31, 2020 and 2019

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

Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. The Company is using the Exterior Street Land for the development and construction of a multi-family residential property (the “Exterior Street Project”).  In connection with the acquisition of the Exterior Street Land, the Advisor earned an acquisition fee equal to 2.75% of the gross aggregate contractual purchase price, which was approximately $1.6 million during the year ended December 31, 2019.

Santa Clara Data Center

On January 10, 2019, the Company, through subsidiaries of the Operating Partnership, acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from The Chioini Living Trust, an unaffiliated third party, for approximately $10.6 million, excluding closing and other acquisition related costs. The Company has completed certain pre-development activities associated with the potential development and construction of a data center (the “Santa Clara Data Center”) on the Martin Avenue Land. In connection with the acquisition of the Martin Avenue Land, the Advisor earned an acquisition fee equal to 2.75% of the gross contractual purchase price, which was approximately $0.2 million, during the year ended December 31, 2019.

The Company’s carrying value of its development projects are included in construction in progress on the consolidated balance sheets. The following is a summary of the amounts incurred and capitalized to construction in progress as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress
	As of	As of	Capitalized Interest
	December 31,	December 31,	Year Ended December 31,
Development Projects	2020	2019	2020	2019
Lower East Side Moxy Hotel	$98,608	$73,776	$4,425	$4,176
Exterior Street Project	74,230	66,084	3,080	3,646
Santa Clara Data Center	13,350	13,027	295	414
Total Development Projects	$186,188	$152,887	$7,800	$8,236

4.	Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions (see below for additional information). The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of December 31, 2020 and 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the year ended December 31, 2020, the Company redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million. Additionally, during the years ended December 31, 2020 and 2019, the Company recognized investment income of $2.0 million and $9.4 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$886	$3,609
30-02 39th Avenue	12%	-	-	-	140
East 11th Street	12%	8,500	8,500	1,040	3,433
Miami Moxy	12%	-	9,000	45	2,263
Total Preferred Investments		$14,500	$34,500	$1,971	$9,445

Note:

(1)	– Included in interest and dividend income on the statements of operations.

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related-party REIT also sponsored by the Company’s Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units had been sold.

Contributions were made pursuant to an instrument, the “40 East End Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by the Company beginning on April 27, 2022. During the fourth quarter of 2019, the Company redeemed $13.0 million of the 40 East End Avenue Preferred Investment. In February 2020, the Company redeemed an additional $11.0 million of the 40 East End Avenue Preferred Investment which reduced the remaining outstanding balance to $6.0 million.

30-02 39th Avenue Preferred Investment

In August 2015, the Company entered into certain agreements that were amended on March 31, 2017, pursuant to which it made aggregate contributions of $10.0 million in various affiliates of its Sponsor, which developed and constructed a residential apartment project on a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and were redeemable by the Company upon the occurrence of certain capital transactions. On February 11, 2019, the Company redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement, as amended, with various related party entities pursuant to which it to made aggregate contributions of $57.5 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which developed and constructed a Marriott Moxy Hotel located at 112-120 East 11th Street in New York, New York. Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. Upon the consummation of certain capital transactions, the Company may redeem its investment in the East 11th Street Preferred Investment. Additionally, the East 11th Street Developer may redeem the Company’s investment at any time or upon the consummation of any capital transaction. Any redemption by the Company or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount invested by the Company plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount invested by the Company. During 2019 and 2018, the Company redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment which reduced the remaining outstanding balance to $8.5 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities pursuant to which it made aggregate contributions of $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”), which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which it is developing and constructing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions were made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitled the Company to monthly preferred distributions at a rate of 12% per annum. During the second quarter of 2019, the Company made its final contributions of $2.3 million for the Miami Moxy Preferred Investment. During the fourth quarter of 2019, the Company redeemed $11.0 million of the Miami Moxy Preferred Investment and during the first quarter of 2020, the Company redeemed the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Joint Venture

During 2015, the Company formed the Joint Venture with Lightstone II. The Company has a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. As of January 1, 2019 the Joint Venture held ownership interests in eight hotels. During the second quarter of 2019, the Joint Venture sold its ownership interests in one of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in seven hotels as of December 31, 2020.

The Company accounts for its 2.5% membership interest in the Joint Venture using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2020 and 2019, the carrying value of its investment was $1.1 million and $1.2 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During year ended December 31, 2020, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $22.3 million and $22.3 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2020, the NR Joint Ventures made aggregate distributions of approximately $15.0 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the year ended December 31, 2019, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $32.1 million and $33.1 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2019, the NR Joint Ventures made aggregate distributions of approximately $18.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

The distributions to the NR Joint Ventures’ members were made from payments received from the NR Borrowers and proceeds from certain financing transactions. See Note 7 for additional information.

The Notes Receivable are summarized as follows:

	Company’s	Loan				Contractual	As of December 31, 2020
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized		Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Carrying Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-
LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-
LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-
LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-
LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250
LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-
Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	Company’s	Loan				Contractual	As of December 31, 2019
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized		Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Carrying Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	LIBOR + 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146	$-
LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	March 1,2020	LIBOR + 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974	-
LSC 47-16 Greenpoint LLC	50%	13,000	1.00%	April 5, 2019	April 4, 2020	LIBOR + 5.75% (Floor of 8.25%)	-	-	-	-	-
LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	LIBOR + 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365	-
LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	LIBOR + 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238	-
Total							$57,400	$(1,369)	$(308)	$55,723	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
Joint Venture/Lender	2020	2019
LSC 162nd Capital I LLC	$641	$445
LSC 162nd Capital II LLC	1,387	964
LSC 47-16 Greenpoint LLC	-	965
LSC 1543 7th LLC	1,770	609
LSC 1650 Lincoln LLC	2,124	731
LSC 11640 Mayfield LLC	1,243	-
LSC 87 Newkirk LLC	1,625	-

Total	$8,790	$3,714

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities and Other Investments, Fair Value Measurements and Notes Payable

Marketable Securities and Other Investments:

The following is a summary of the Company’s available for sale securities and other investments as of the dates indicated:

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$9,386	$2,054	$(575)	$10,865
Marco OP Units and Marco II OP Units	19,227	-	(1,383)	17,844
	28,613	2,054	(1,958)	28,709
Debt securities:
Corporate Bonds	16,964	546	(148)	17,362

Total	$45,577	$2,600	$(2,106)	$46,071

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$6,799	$375	$(17)	$7,157
Marco OP Units and Marco II OP Units	19,227	11,942	-	31,169
	26,026	12,317	(17)	38,326
Debt securities:
Corporate Bonds	15,993	442	(23)	16,412

Total	$42,019	$12,759	$(40)	$54,738

As of both December 31, 2020 and 2019, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $85.28 per share and $148.96 per share as of December 31, 2020 and 2019, respectively.

As of December 31, 2019, the Company’s marketable equity securities had an aggregate unrealized holding gain of approximately $12.3 million, which was principally attributable to its Marco OP Units and Marco II OP Units. During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. Primarily because of this volatility, the Company incurred unrealized losses of approximately $12.2 million for the year ended December 31, 2020. These unrealized losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations. As a result, the Company’s marketable equity securities had an aggregate net unrealized gain of approximately $0.1 million, which includes approximately $1.4 million of unrealized holding losses attributable to its Marco OP Units and Marco II OP Units, as of December 31, 2020.

As of both December 31, 2020 and 2019, the Company’s marketable debt securities’ aggregate unrealized holding gain of approximately $0.4 million was unchanged.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company considers the declines in market value of certain investments in marketable debt securities to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges. As of both December 31, 2020 and 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2020	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,865	$-	$-	$10,865
Marco OP and OP II Units	-	17,844	-	17,844
Corporate Bonds	-	17,362	-	17,362
Total	$10,865	$35,206	$-	$46,071

	Fair Value Measurement Using
As of December 31, 2019	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$7,157	$-	$-	$7,157
Marco OP and OP II Units	-	31,169	-	31,169
Corporate Bonds	-	16,412	-	16,412
Total	$7,157	$47,581	$-	$54,738

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.99% as of December 31, 2020) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2020 and 2019.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at LIBOR + 1.35% (1.49% as of December 31, 2020). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of December 31, 2020, the amount of borrowings available to be drawn under the Line of Credit was approximately $9.8 million. No amounts were outstanding under the Line of Credit as of both December 31, 2020 and 2019.

7.	Mortgages Payable

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of December 31, 2020	Maturity Date	Amount Due at Maturity	As of December 31, 2020	As of December 31, 2019

Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$70,868	$72,128

Lower East Side Moxy Hotel	LIBOR + 4.25% (floor of 6.63%)	6.63%	June 2021	35,168	35,168	34,828

Exterior Street Project	LIBOR + 2.25%	4.02%	April 2021	35,000	35,000	35,000

Santa Monica Notes Receivable	LIBOR + 3.75% (floor of 5.50%)	5.50%	August 2021	25,000	25,000	25,000

87 Newkirk Note Receivable	LIBOR + 3.80% (floor of 4.80%)	4.81%	January 2022	27,500	27,500	-

Total mortgages payable		4.96%		$187,985	193,536	166,956

Less: Deferred financing costs					(1,151)	(2,251)

Total mortgages payable, net					$192,385	$164,705

LIBOR as of December 31, 2020 and 2019 was 0.14% and 1.76%, respectively. Our mortgages are secured by the indicated real estate/investment and are non-recourse to the Company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows our contractually scheduled principal maturities during the next five years and thereafter:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$96,496	$28,889	$1,454	$66,697	$-	$-	$193,536

Less: Deferred financing costs							(1,151)

Total principal maturities, net							$192,385

On July 22, 2020, the Company, through LSC 87 Newkirk LLC (the “87 Newkirk Joint Venture”), entered into a $27.5 million loan (the “87 Newkirk Loan”) which bears interest at LIBOR + 3.80%, subject to a 4.80% floor, and is scheduled to initially mature on January 1, 2022 but may be further extended through the exercise of two, six-month extension options, which the 87 Newkirk Joint Venture may exercise by providing the lender with advance written notice. The 87 Newkirk Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date and is collateralized by a nonrecourse loan originated by the 87 Newkirk Joint Venture (see Note 5). Through December 31, 2020, the 87 Newkirk Joint Venture received aggregate proceeds of $27.5 million under the 87 Newkirk Loan.

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and matures on August 12, 2021. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures (see Note 5).

On September 20, 2019, approximately $13.8 million of the proceeds from the disposition of DePaul Plaza were used to repay in full the existing non-recourse mortgage loan collateralized by the DePaul Plaza (see Note 9).

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which bore interest at a fixed-rate of 4.50% through October 9, 2020 and at LIBOR + 2.25% thereafter through its scheduled maturity date of April 9, 2021. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date and is collateralized by the Exterior Street Project.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for up to $35.6 million. The Lower East Side Moxy Mortgage had an initial term of terms years, bears interest at LIBOR + 4.25%, subject to a 6.63% floor, and requires monthly interest-only payments with the outstanding principal due in full at its stated maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021. Through December 31, 2020, the Company received aggregate proceeds of $35.2 million under the Lower East Side Moxy Mortgage.

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million mortgage loan (the “Gantry Park Mortgage Loan”) with CIBC. The Gantry Park Mortgage Loan has a 10-year term with a maturity date of November 19, 2024, bears interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park Landing.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2020, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of December 31, 2020) matures on April 9, 2021. The Company currently intends to seek to extend or refinance the Exterior Street Loan on or before its maturity date.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Lower East Side Moxy Mortgage (outstanding principal balance of $35.2 million as of December 31, 2020) matures on June 3, 2021. The Company currently intends to seek to refinance the Lower East Side Moxy Mortgage with construction financing on or before its maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of December 31, 2020) matures on August 12, 2021. The Santa Monica Joint Ventures intend to seek to refinance the Santa Monica Loan on or before its maturity date.

The 87 Newkirk Loan (outstanding principal balance of $27.5 million as of December 31, 2020) matures on January 1, 2022. The 87 Newkirk Joint Venture intends to seek to extend or refinance the 87 Newkirk Loan on or before its maturity date.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

8.	Leases

The Company’s retail property (St. Augustine Outlet Center) and multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between the remainder of 2021 and 2026.

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

The approximate fixed future minimum rent payments (for the periods indicated), excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

As of December 31, 2020

2021	2022	2023	2024	2025	Thereafter	Total
$1,542	$1,181	$1,114	$457	$219	$10	$4,523

As of December 31, 2019

2020	2021	2022	2023	2024	Thereafter	Total
$1,862	$1,428	$1,184	$1,114	$457	$230	$6,275

Pursuant to the lease agreements, tenants of the property may be required to reimburse the Company for some or the entire portion of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in tenant recovery income on the accompanying consolidated statements of operations. Lease income of approximately $0.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, related to variable lease payments was included in tenant recovery income on the accompanying consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has excluded our multi-family residential property leases from this table as substantially all of its multi-family residential property leases have initial terms of 12 months of less.

9.	Dispositions

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

For the Years Ended December 31, 2020 and 2019

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

For the Year Ended December 31,
2019

Revenues	$409

Operating expenses	317
Operating income	92

Interest expense and other, net	(226)

Gain on disposition of real estate	-

Gain on debt extinguishment	13,615
Net income from discontinued operations	$13,481

Cash flows generated from discontinued operations are presented separately on the Company’s consolidated statements of cash flows.

10.	Distributions Payable

On November 6, 2020 and November 11, 2019 the Company’s Board of Directors authorized and the Company declared distributions of $0.175 per share for the quarterly periods ending December 31, 2020 and 2019. The quarterly distributions are the pro rata equivalent of annual distributions of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distributions will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share as of September 30, 2020. The distributions payable as of December 31, 2020 and 2019, were paid on or about January 15, 2021 and 2020, respectively.

11.	Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2020 and 2019, the Company had no outstanding preferred shares.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Total distributions declared during the years ended December 31, 2020 and 2019 were $15.6 million and $16.1 million, respectively.

On March 15, 2021, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending March 31, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s distribution reinvestment program (the “DRIP”).

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on October 25, 2018. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Company’s board of directors and reported by the Company from time to time. On December 3, 2020, our Board of Directors determined our NAV per Share as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of December 31, 2020, approximately 9.9 million shares remain available for issuance under our DRIP.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, the Company’s ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For the period from January 1 through March 24, 2020, the Company repurchased 287,987 shares of common stock for $10.87 per share, pursuant to the share repurchase program. During the year ended December 31, 2019, the Company repurchased 1.1 million shares of common stock at an average price per share of $10.65.

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

On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective March 15, 2021, the Board of Directors reopened the share repurchase program solely for redemptions submitted in connection with a stockholder’s death and set the price for all such purchases to 100% of the NAV per Share ($11.18 as of September 30, 2020). Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year. Death redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if death redemption requests exceed the annual limitation.

Tender Offer

2019 Tender Offer

The Company commenced a tender offer on April 19, 2019, pursuant to which the Company offered to acquire up to 0.5 million shares of its common stock at a purchase price of $7.00 per share, or $3.5 million in the aggregate (the “2019 Tender Offer”). Pursuant to the terms of the 2019 Tender Offer, which expired on June 14, 2019, the Company repurchased approximately 0.1 million shares of its common stock at $7.00 per share, or an aggregate of approximately $0.4 million.

2020 Tender Offer

The Company commenced a tender offer on June 15, 2020, pursuant to which the Company offered to acquire up to 225,000 of its shares of common stock at a purchase price of $5.00 per share, or approximately $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, the Company repurchased approximately 0.1 million shares of its common stock for an aggregate of approximately $0.3 million in August 2020.

12.	Noncontrolling Interests

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Share Description

See Note 13 for discussion of rights related to SLP Units. The Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2020 and 2019, the Company paid distributions to noncontrolling interests of $18.1 million and $21.7 million, respectively. As of December 31, 2020 and 2019, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on or about January 15, 2021) and $0.6 million (paid on or about January 15, 2020), respectively.

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

On September 19, 2018, the Company’s Sponsor transferred approximately 9.14% of its profit membership interest in PRO, valued at an estimated fair value of $1.5 million, to the Operating Partnership. The transfer was accounted for as an increase in equity of the Company and decrease in noncontrolling interest. As of both December 31, 2020 and 2019, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

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

13. Related Party Transactions

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During each of the years ended December 31, 2020 and 2019, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2020, cumulative distributions declared were $27.6 million, of which $27.1 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2020, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate  will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 15, 2021, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	For the Year Ended
	December 31, 2020	December 31, 2019

Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$-	$1,823
Asset management fees (general and administrative costs)	919	1,237
Property management fees (property operating expenses)	388	264
Development cost reimbursement (1)	1,337	585
Development fees and leasing commissions (2)	-	167
Total	$2,644	$4,076

(1)	Development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

See Notes 4 and 5 for other related party transactions.

14.	Commitments and Contingencies

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

For the Years Ended December 31, 2020 and 2019

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2020, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were adequate and effective.

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

Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2021 concerning each of our directors serving in such capacity:

			Year Term of	Served as a
Name	Age	Principal Occupation and Positions Held	Office Will Expire	Director Since

David Lichtenstein	60	Chief Executive Officer, President and Chairman of the Board of Directors	2021	2004
George R. Whittemore	71	Director	2021	2006
Alan Retkinski	49	Director	2021	2019
Yehuda “Judah” L. Angster	38	Director	2021	2015

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

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone II and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	68	President
Joseph Teichman	47	General Counsel
Seth Molod	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and has also served as President and Chief Operating Officer of Lightstone II since December 2013. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. From April 2013 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone III and its advisor. From September 2014 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone IV and its advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ’’Sponsor’’) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

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

(in thousands)	2020	2019
Property management fees	$388	$264
Development fees and leasing commissions	-	167
Total	$388	$431

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. Additionally, development costs that the we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets. We have recorded the following amounts related to the Advisor for the years indicated:

(in thousands)	2020	2019
Acquisition fees	$-	$1,823
Development cost reimbursement	$1,337	$585
Asset management fees	919	1,237
Total	$2,256	$3,645

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the Offering. Through December 31, 2020, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million and $34.5 million as of December 31, 2020 and 2019, respectively, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the year ended December 31, 2020, we redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million. Additionally, during the years ended December 31, 2020 and 2019, we recognized investment income of $2.0 million and $9.4 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments (dollar amounts in thousands) are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2020	2019	2020	2019
40 East End Avenue	12%	$6,000	$17,000	$886	$3,609
30-02 39th Avenue	12%	-	-	-	140
East 11th Street	12%	8,500	8,500	1,040	3,433
Miami Moxy	12%	-	9,000	45	2,263
Total Preferred Investments		$14,500	$34,500	$1,971	$9,445

Note:

(1)	– Included in interest and dividend income on the statements of operations.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Real Estate Income Trust Inc. (“Lightstone IV”), a related-party REIT also sponsored by the our Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2020, six of the condominium units had been sold.

Contributions were made pursuant to an instrument, the “40 East Side Avenue Preferred Investment,” that is entitled to monthly preferred distributions, initially at a rate of 8% per annum which increased to 12% per annum upon procurement of construction financing in March 2017, and is redeemable by us beginning on April 27, 2022. During the fourth quarter of 2019, we redeemed $13.0 million of the 40 East End Avenue Preferred Investment. During 2020, we redeemed an additional $11.0 million of the 40 East End Avenue Preferred Investment which reduced the remaining outstanding balance to $6.0 million.

30-02 39th Avenue Preferred Investment

In August 2015, we entered into certain agreements that were amended on March 31, 2017, pursuant to which it made aggregate contributions of $10.0 million in various affiliates of our Sponsor, which developed and constructed a residential apartment project on a parcel of land located at 30-02 39th Avenue in Long Island City, Queens, New York. Contributions were made pursuant to instruments, the “30-02 39th Avenue Preferred Investment,” that were entitled to monthly preferred distributions between 9% and 12% per annum and were redeemable by us upon the occurrence of certain capital transactions. On February 11, 2019, we redeemed the entire 30-02 39th Street Preferred Investment of $ 10.0 million.

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities pursuant to which it to made aggregate contributions of $57.5 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which developed and constructed a Marriott Moxy Hotel located at 112-120 East 11th Street in New York, New York. Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2019 and 2018, we redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment which reduced the remaining outstanding balance to $8.5 million.

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities pursuant to which it made aggregate contributions of $20.0 million in an affiliate of our Sponsor (the “Miami Moxy Developer”), which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which it is developing and constructing a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions were made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. During the second quarter of 2019, we made our final contributions of $2.3 million for the Miami Moxy Preferred Investment. During the fourth quarter of 2019, we redeemed $11.0 million of the Miami Moxy Preferred Investment and during the first quarter of 2020, we redeemed the entire remaining Miami Moxy Preferred Investment of $9.0 million.

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

The Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. As of January 1, 2018 the Joint Venture held ownership interests in eight hotels. During the second quarter of 2019, the Joint Venture sold its ownership interests in one of the hotels to an unrelated third party. As a result, the Joint Venture now holds ownership interests in seven hotels as of December 31, 2020.

We account for our 2.5% membership interest in the Joint Venture using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2020 and 2019, the carrying value of our investment was $1.1 million and $1.2 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

The Notes Receivable are summarized as follows:

	Company’s	Loan				Contractual		As of December 31, 2020
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized		Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Carrying Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-
LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-
LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-
LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-
LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250
LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-
Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

	Company’s	Loan				Contractual		As of December 31, 2019
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized		Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Carrying Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	March 1,2020	LIBOR + 7.50% (Floor of 10%)	$4,234	$(82)	$(6)	$4,146	$-
LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	March 1,2020	LIBOR + 7.50% (Floor of 10%)	9,166	(178)	(14)	8,974	-
LSC 47-16 Greenpoint LLC	50%	13,000	1.00%	April 5, 2019	April 4, 2020	LIBOR + 5.75% (Floor of 8.25%)	-	-	-	-	-
LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2020	LIBOR + 5.15% (Floor of 7.65%)	20,000	(504)	(131)	19,365	-
LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2020	LIBOR + 5.15% (Floor of 7.65%)	24,000	(605)	(157)	23,238	-
Total							$57,400	$(1,369)	$(308)	$55,723	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
Joint Venture/Lender	2020	2019
LSC 162nd Capital I LLC	$641	$445
LSC 162nd Capital II LLC	1,387	964
LSC 47-16 Greenpoint LLC	-	965
LSC 1543 7th LLC	1,770	609
LSC 1650 Lincoln LLC	2,124	731
LSC 11640 Mayfield LLC	1,243	-
LSC 87 Newkirk LLC	1,625	-
Total	$8,790	$3,714

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firms:

(in thousands)	2020	2019

Audit Fees (a)	$331	$286
Tax Fees (b)	150	141

Total Fees	$481	$427

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.
b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2020.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2020.

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

The Company, to date, has acquired and developed residential and commercial properties principally, all of which are located in the United States and made real estate-related investments. The Company’s acquisitions have included both portfolios and individual properties. The Company current operating properties consist of one retail outlet shopping center) and one multi-family residential apartment building. The Company also has acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, the Company has made certain preferred equity investments in related parties and originated notes receivables through joint venture arrangements.

The following is descriptive of the Company’s:

Acquisition and investment policies:

●	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, lodging, office, industrial and residential properties); both passive and active investments; real estate-related investments (such as preferred equity investments) and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.

●	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.

●	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.

●	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.

●	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

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

Alan Retkinski

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2020

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus Real Estate Investment Trust, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2*	Description of Shares
10.1(2)	Advisory Agreement by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.2(2)	Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.3(2)	Form of the Company’s Stock Option Plan.
10.4(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus Real Estate Investment Trust, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: March 19, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 19, 2021
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 19, 2021
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 19, 2021
George R. Whittemore

/s/ Yehuda L. Angster	Director	March 19, 2021
Yehuda L. Angster

/s/ Alan Retkinski	Director	March 19, 2021
Alan Retkinski

