Form 10-Q
period 2021-03-31
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2021-05-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were approximately 22.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
Assets

Investment property:
Land and improvements	$30,143	$30,143
Building and improvements	100,110	101,492
Furniture and fixtures	2,453	2,453
Construction in progress	191,598	186,196
Gross investment property	324,304	320,284
Less accumulated depreciation	(32,727)	(33,038)
Net investment property	291,577	287,246
Investments in related parties	15,552	15,590
Cash and cash equivalents	34,616	44,446
Marketable securities and other investments	54,397	46,071
Restricted cash	2,060	2,395
Notes receivable, net	106,072	104,624
Prepaid expenses and other assets	2,540	1,869
Total Assets	$506,814	$502,241

Liabilities and Stockholders’ Equity
Mortgages payable, net	$192,271	$192,385
Accounts payable, accrued expenses and other liabilities	6,506	8,641
Due to related parties	240	241
Tenant allowances and deposits payable	510	487
Distributions payable	3,906	3,905
Deferred rental income	190	399
Total Liabilities	203,623	206,058

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million shares issued and outstanding.	223	223
Additional paid-in-capital	169,731	169,649
Accumulated other comprehensive income	352	378
Accumulated surplus	95,968	89,639
Total Company’s stockholders’ equity	266,274	259,889
Noncontrolling interests	36,917	36,294
Total Stockholders’ Equity	303,191	296,183
Total Liabilities and Stockholders’ Equity	$506,814	$502,241

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues:
Rental income	$2,719	$3,170
Tenant recovery income	39	97
Total revenues	2,758	3,267

Expenses:
Property operating expenses	929	1,064
Real estate taxes	106	116
General and administrative costs	587	747
Depreciation and amortization	1,118	992
Total operating expenses	2,740	2,919

Operating income	18	348

Other (loss)/income, net	(70)	22
Interest and dividend income	3,525	2,900
Interest expense	(807)	(650)
Unrealized gain/(loss) on marketable equity securities	8,997	(21,298)
Loss on sale and redemption of marketable securities	(22)	-
Net income/(loss)	11,641	(18,678)

Less: net income attributable to noncontrolling interests	(1,406)	(283)
Net income/(loss) attributable to Company’s common shares	$10,235	$(18,961)

Net income/(loss) per Company’s common share, basic and diluted	$0.46	$(0.85)

Weighted average number of common shares outstanding, basic and diluted	22,300	22,418

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net income/(loss)	$11,641	$(18,678)

Other comprehensive loss
Holding loss on available for sale debt securities	(49)	(2,267)
Reclassification adjustment for loss included in net income	22	-
Other comprehensive loss	(27)	(2,267)

Comprehensive income/(loss)	11,614	(20,945)

Less: Comprehensive income attributable to noncontrolling interests	(1,405)	(233)

Comprehensive income/(loss) attributable to Company’s common shares	$10,209	$(21,178)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	$311,773
Net loss	-	-	-	-	(18,961)	283	(18,678)
Other comprehensive loss	-	-	-	(2,218)	-	(49)	(2,267)
Distributions declared(a)	-	-	-	-	(3,911)	-	(3,911)
Distributions paid to noncontrolling interests	-	-	-	-	-	(636)	(636)
Contributions received from noncontrolling interests	-	-	-	-	-	3,490	3,490
Redemption and cancellation of shares	(288)	(3)	(3,128)				(3,131)
Shares issued from distribution reinvestment program	7	-	80	-	-	-	80
BALANCE, March 31, 2020	22,327	$223	$169,701	$(1,810)	$86,687	$31,919	$286,720

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183
Net income	-	-	-	-	10,235	1,406	11,641
Other comprehensive loss	-	-	-	(26)	-	(1)	(27)
Distributions declared(a)	-	-	-	-	(3,906)	-	(3,906)
Distributions paid to noncontrolling interests	-	-	-	-	-	(822)	(822)
Contributions received from noncontrolling interests	-	-	-	-	-	40	40
Shares issued from distribution reinvestment program	8	-	82	-	-	-	82
BALANCE, March 31, 2021	22,302	$223	$169,731	$352	$95,968	$36,917	$303,191

(a)	Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,641	$(18,678)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,118	992
Unrealized (gain)/loss on marketable equity securities	(8,997)	21,298
Loss on sale and redemption of marketable securities	22	-
Amortization of deferred financing costs	147	144
Noncash interest income	(1,835)	(1,191)
Other non-cash adjustments	(96)	143
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(756)	51
Increase/(decrease) in tenant allowances and deposits payable	161	(117)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	70	(6)
Decrease in due to related parties	(1)	(8)
Decrease in deferred rental income	(209)	(96)
Net cash provided by operating activities	1,265	2,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(7,536)	(5,787)
Purchase of marketable securities	-	(289)
Proceeds from sale of marketable securities	623	-
Investment in joint venture	(6)	(63)
Proceeds from joint venture	44	78
Funding of notes receivable	-	(7,095)
Proceeds from notes receivable	386	-
Proceeds from investments in related parties	-	20,000
Net cash (used in)/provided by investing activities	(6,489)	6,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	88	339
Mortgage principal payments	(337)	(314)
Payment of loan fees and expenses	(87)	(88)
Redemption and cancellation of common shares	-	(3,131)
Contributions received from noncontrolling interests	40	3,490
Distributions paid to noncontrolling interests	(822)	(636)
Distributions paid to Company’s common stockholders	(3,823)	(3,880)

Net cash used in financing activities	(4,941)	(4,220)

Net change in cash, cash equivalents and restricted cash	(10,165)	5,156
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of period	$36,676	$84,956

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$34,616	$81,972
Restricted cash	2,060	2,984
Total cash, cash equivalents and restricted cash	$36,676	$84,956

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2021, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2021, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during the Company’s initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT or the Operating Partnership.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2021.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor (see Note 9), (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates (see Note 9) and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 4). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

As a result of previously imposed restrictions, the Company temporarily closed its St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the St. Augustine Outlet Center, the property’s occupancy has declined and the Company provided forbearance of certain rent payments to various tenants. Additionally, the Company has seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic.

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

The overall extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2021	2020

Cash paid for interest	$2,259	$2,145
Distributions declared but not paid	$3,906	$3,911
Investment property acquired but not paid	$1,790	$2,068
Amortization of deferred financing costs included in construction in progress	$75	$615
Holding loss on marketable securities	$27	$2,267
Value of shares issued from distribution reinvestment program	$82	$80

3.	Development Projects

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

The following is a summary of the amounts incurred and capitalized to construction in progress as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest
	As of	As of	Three Months Ended
Development Projects	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Lower East Side Moxy Hotel	$102,120	$98,608	$1,114	$1,047
Exterior Street Project	76,118	74,230	558	1,108
Santa Clara Data Center	13,350	13,350	-	99
Total Development Projects	$191,588	$186,188	$1,672	$2,254

4.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$9,386	$4,834	$(319)	$13,901
Marco OP Units and Marco II OP Units	19,227	4,578	-	23,805
	28,613	9,412	(319)	37,706
Debt securities:
Corporate Bonds	16,319	462	(90)	16,691
Total	$44,932	$9,874	$(409)	$54,397

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$9,386	$2,054	$(575)	$10,865
Marco OP Units and Marco II OP Units	19,227	-	(1,383)	17,844
	28,613	2,054	(1,958)	28,709
Debt securities:
Corporate Bonds	16,964	546	(148)	17,362
Total	$45,577	$2,600	$(2,106)	$46,071

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of both March 31, 2021 and December 31, 2020, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $113.77 per share and $85.28 per share as of March 31, 2021 and December 31, 2020, respectively.

During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. Primarily because of this volatility, the Company incurred unrealized gains of approximately $9.0 million, for the three months ended March 31, 2021 and unrealized losses of approximately $21.3 million, for the three months ended March 31, 2020. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of March 31, 2021, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2021	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$13,901	$-	$-	$13,901
Marco OP and OP II Units	-	23,805	-	23,805
Corporate Bonds	-	16,691	-	16,691
Total	$13,901	$40,496	$-	$54,397

	Fair Value Measurement Using
As of December 31, 2020	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,865	$-	$-	$10,865
Marco OP and OP II Units	-	17,844	-	17,844
Corporate Bonds	-	17,362	-	17,362
Total	$10,865	$35,206	$-	$46,071

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

March 31, 2021
Due in 1 year	$2,003
Due in 1 year through 5 years	4,375
Due in 5 years through 10 years	-
Due after 10 years	10,313
Total	$16,691

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.96% as of March 31, 2021) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2021 and December 31, 2020.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at LIBOR + 1.35% (1.46% as of March 31, 2021). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $13.1 million. No amounts were outstanding under the Line of Credit as of both March 31, 2021 and December 31, 2020. The Company intends to seek to extend the Line of Credit on or before its scheduled maturity date.

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

During three months ended March 31, 2021, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $40 and $40, respectively, principally to fund their respective shares of the NR Joint Ventures’ operating expenses. During three months ended March 31, 2020, the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of approximately $3.5 million and $3.5 million, respectively, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the three months ended March 31, 2021, the NR Joint Ventures made aggregate distributions of approximately $0.2 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables summarize the Notes Receivable as of the dates indicated:

							As of March 31, 2021
	Company's	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(226)	$(20)	$3,830	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(490)	(44)	8,290	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(82)	19,918	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,033)	(125)	8,592	7,250

LSC 87 Newkirk LLC (1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(889)	(269)	41,542	-

Total							$110,350	$(3,638)	$(640)	$106,072	$7,250

(1)	Repaid in full during April 2021

							As of December 31, 2020
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
Joint Venture/Lender	2021	2020

LSC 162nd Capital I LLC	$124	$113
LSC 162nd Capital II LLC	269	245
LSC 1543 7th LLC	445	437
LSC 1650 Lincoln LLC	534	524
LSC 11640 Mayfield LLC	369	115
LSC 87 Newkirk LLC	796	-

Total	$2,537	$1,434

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of March 31, 2021	Maturity Date	Amount Due at Maturity	As of March 31, 2021	As of December 31, 2020

Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$70,531	$70,868

Lower East Side Moxy Hotel	LIBOR + 4.25% (floor of 6.63%)	6.63%	June 2021	35,257	35,257	35,168

Exterior Street Project	LIBOR + 2.25%	2.35%	April 2022	35,000	35,000	35,000

Santa Monica Notes Receivable	LIBOR + 3.75% (floor of 5.50%)	5.50%	August 2021	25,000	25,000	25,000

87 Newkirk Note Receivable	LIBOR + 3.80% (floor of 4.80%)	4.80%	January 2022	27,500	27,500	27,500

Total mortgages payable		4.63%		$188,074	193,288	193,536

Less: Deferred financing costs					(1,017)	(1,151)

Total mortgages payable, net					$192,271	$192,385

LIBOR as of March 31, 2021 and December 31, 2020 was 0.11% and 0.14%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On July 22, 2020, the Company, through the 87 Newkirk Joint Venture, entered into a $27.5 million loan (the “87 Newkirk Loan”) which bore interest at LIBOR + 3.80%, subject to a 4.80% floor, and was scheduled to initially mature on January 1, 2022. The 87 Newkirk Loan required monthly interest-only payments with the outstanding principal balance due in full at its maturity date and was collateralized by the 87 Newkirk Note Receivable. On April 5, 2021, the 87 Newkirk Joint Venture repaid the 87 Newkirk Loan in full using a portion of the proceeds it received from the repayment in full of the 87 Newkirk Note Receivable.

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

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020, but had two six-month extension options. However, because the Company exercised both extension options, the maturity date was extended to April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became LIBOR plus 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project. During April 2021, the maturity date of the Exterior Street Loan was extended to April 9, 2022.

On December 3, 2018, the Company entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for up to $35.6 million. The Lower East Side Moxy Mortgage has a term of two years, bears interest at LIBOR+4.25%, subject to a 6.63% floor, and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021. Through March 31, 2021, the Company received aggregate proceeds of $35.3 million under the Lower East Side Moxy Mortgage. As a result, the Lower East Side Moxy Mortgage had an outstanding balance and remaining availability of $35.3 million and $0.3 million, respectively, as of March 31, 2021.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$61,247	$63,889	$1,454	$66,698	$-	$-	$193,288

Less: Deferred financing costs							(1,017)

Total principal maturities, net							$192,271

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2021, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2021) is scheduled to mature on April 9, 2022. The Company intends to refinance the Exterior Street Loan on or before the its maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of March 31, 2021) is scheduled to mature on August 12, 2021. The Company currently intends to refinance the Santa Monica Loan on or before its current maturity date.

The Lower East Side Moxy Mortgage (outstanding principal balance of $35.3 million as of March 31, 2021) matures on June 3, 2021. The Company currently expects to obtain an extension for the Lower East Side Moxy Mortgage until such time as it can obtain construction financing.

However, if the Company is unable to extend or refinance any of its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

7.	Leases

The Company’s retail property (St. Augustine Outlet Center) and multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between the remainder of 2021 and 2025.

As of March 31, 2021, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$1,097	$653	$580	$395	$157	$-	$2,882

The Company has excluded its multi-family residential property’s leases from this table as substantially all of its multi-family residential property’s leases have initial terms of 12 months of less.

8.	Equity

Share Repurchase Program

The Company’s share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to restrictions.

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

9.	Related Party Transactions

The Company has various agreements, including an advisory agreement, with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.  Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Asset management fees (general and administrative costs)	$244	$215
Property management fees (property operating expenses)	96	111
Development cost reimbursement (1)	310	388
Total	$650	$714

(1)	Development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission.

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

During both the three months ended March 31, 2021 and 2020, distributions of $0.5 million were declared and paid on the SLP units.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Rate	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$180	$336
East 11th Street	12%	8,500	8,500	255	261
Miami Moxy	12%	-	-	-	45
Total Preferred Investments		$14,500	$14,500	$435	$642

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels as of both March 31, 2021 and December 31, 2020, the carrying value of its investment was $1.1 million, which is included in investment in related parties on the consolidated balance sheets.

10.	Financial Instruments

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

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$193.3	$196.1	$193.5	$198.0

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

Distribution Payment

On April 15, 2021, the distribution for the three-month period ending March 31, 2021 of $3.9 million was paid in full using a combination of cash and approximately 8,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distribution Declaration

On May 14, 2021, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on May 14, 2021, the Board of Directors declared a quarterly distribution for the quarterly period ending June 30, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

As of March 31, 2021, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

As a result of previously imposed restrictions , we temporarily closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic on the St. Augustine Outlet Center, the property’s occupancy has declined and we provided forbearance of certain rent payments to various tenants. Additionally, we have seen some deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic.

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

The overall extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area (“GLA”) in Square Feet/Leaseable Units	Percentage Occupied as of March 31, 2021	Annualized Revenues based on rents at March 31, 2021	Annualized Revenues per square foot/unit at March 31, 2021

St. Augustine Outlet Center (Retail Outlet Shopping Center (1)	St. Augustine, Florida	1998	March 2006	328,125 GLA	64.8%	$1.7 million	$8.22 sqft
Gantry Park Landing (Multi-Family Apartment Building)	Long Island City, New York	2013	August 2013	199 units	77.9%	$7.3 million	$46,801 unit

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as March 31, 2021.

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

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of March 31, 2021:

Development Projects
Lower East Side Moxy Hotel	$102,120
Exterior Street Project	76,118
Santa Clara Data Center	13,350
Total Development Projects	$191,588

Results of Operations

For the Three Months Ended March 31, 2021 vs. March 31, 2020

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by $0.5 million to $2.8 million for the three months ended March 31, 2021 compared to $3.3 million for the same period in 2020. This decrease was primarily attributable to reduced occupancy at Gantry Park Landing during the 2021 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $0.2 million to $0.9 million for the three months ended March 31, 2021 compared to $1.1 million for the same period in 2020.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended March 31, 2021 and 2020.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $0.6 million for the three months ended March 31, 2021 compared to $0.7 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $1.1 million for the three months ended March 31, 2021 compared to $1.0 million for the same period in 2020.

Interest and dividend income

Interest and dividend income increased by $0.6 million to $3.5 million for the three months ended March 31, 2021 compared to $2.9 million for the same period in 2020. The increase primarily reflects an increase in interest income earned on our notes receivable of $1.1 million partially offset by lower investment income of $0.2 million from our Preferred Investments and a decrease in interest earned on available cash and dividend and interest income from our investments in marketable securities of $0.3 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased slightly by $0.1 million to $0.8 million for the three months ended March 31, 2021 compared to $0.7 million for the same period in 2020. During the three months ended March 31, 2021 and 2020, $1.7 million and $2.3 million, respectively, of interest was capitalized to construction in progress for our development projects.

Unrealized loss on marketable equity securities

During the three months ended March 31, 2021, we recorded unrealized gains on marketable equity securities of $9.0 million and during the three months ended March 31, 2020, we recorded unrealized losses on marketable equity securities of $21.3 million, these gains and losses represented the change in the fair value of our marketable equity securities during those periods.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable and/or new borrowings and refinancing of existing debt. We ultimately expect to obtain construction financing to fund a substantial portion of our development projects’ future development costs. However, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.  As of March 31, 2021, we had approximately $34.6 million of cash on hand, $2.1 million of restricted cash and $54.4 million of marketable securities. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2021, our total borrowings of $193.3 million represented 57% of net assets.

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

We have various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements.

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

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Asset management fees (general and administrative costs)	$244	$215
Property management fees (property operating expenses)	96	111
Development cost reimbursement (1)	310	388
Total	$650	$714

(1)	Development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

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

During both the three months ended March 31, 2021 and 2020, distributions of $0.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2021	2020

Net cash flows provided by operating activities	$1,265	$2,532
Net cash flows (used in)/provided by investing activities	(6,489)	6,844
Net cash flows used in financing activities	(4,941)	(4,220)
Net change in cash, cash equivalents and restricted cash	(10,165)	5,156
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of the period	$36,676	$84,956

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds, proceeds from redemptions of Preferred Investments and proceeds from the repayment of our outstanding notes receivable. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions if authorized by our board of directors.

Our principal demands for liquidity are (i) our property operating expenses, (ii) real estate taxes, (iii) insurance costs, (iv) leasing costs and related tenant improvements, (v) capital expenditures, (vi) acquisition and development activities (vii) funding of notes receivable, (viii) scheduled debt service and (viii) distributions to our stockholders and noncontrolling interests. The principal sources of funding for our operations are operating cash flows and proceeds from (i) the sale and redemption of marketable securities, (ii) repayments of our outstanding notes receivable, (iii) redemptions of our Preferred Investments, (iv) the issuance of equity and debt securities and (v) the placement of mortgage loans or other indebtedness.

Operating activities

The net cash provided by operating activities of $1.3 million for the three months ended March 31, 2021 consists of the following:

●	cash inflows of approximately $2.0 million from our net income after adjustment for non-cash items; and

●	cash outflow of approximately $0.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $6.5 million for the three months ended March 31, 2021 consists primarily of the following:

●	purchases of investment property of approximately $7.5 million;

●	proceeds from notes receivable of $0.4 million; and

●	proceeds from the sale of marketable securities of $0.6 million.

Financing activities

The net cash used in financing activities of approximately $4.9 million for the three months ended March 31, 2021 is primarily related to the following:

●	debt principal payments of $0.3 million;

●	distributions to our noncontrolling interests of $0.8 million; and

●	distributions to our common shareholders of $3.8 million.

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

On December 3, 2018, we entered into a mortgage loan collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for approximately $35.6 million. The Lower East Side Moxy Mortgage had an initial term of two years, bears interest at LIBOR + 4.25%, subject to a 6.63% floor, and requires monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021. Through March 31, 2021, we received aggregate proceeds of $35.3 million under the Lower East Side Moxy Mortgage. As a result, the Lower East Side Moxy Mortgage had an outstanding balance and remaining availability of $35.3 million and $0.3 million, respectively, as of March 31, 2021.

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

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020. However, because we have already exercised the second of two six-month extension options, the current maturity date is now April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became LIBOR + 2.25%. The Exterior Street Loan requires monthly interest payments through its maturity date and is collateralized by the Exterior Street Project. During April 2021, the maturity date of the Exterior Street Loan was extended to April 9, 2022.

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

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of March 31, 2021:

Development Projects
Lower East Side Moxy Hotel	$102,120
Exterior Street Project	76,118
Santa Clara Data Center	13,350
Total Development Projects	$191,588

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Rate	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$180	$336
East 11th Street	12%	8,500	8,500	255	261
Miami Moxy	12%	-	-	-	45
Total Preferred Investments		$14,500	$14,500	$435	$642

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

							As of March 31, 2021
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(226)	$(20)	$3,830	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(490)	(44)	8,290	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(82)	19,918	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,033)	(125)	8,592	7,250

LSC 87 Newkirk LLC (1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(889)	(269)	41,542	-

Total							$110,350	$(3,638)	$(640)	$106,072	$7,250

(1)	Repaid in full during April 2021

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
Joint Venture/Lender	2021	2020

LSC 162nd Capital I LLC	$124	$113

LSC 162nd Capital II LLC	269	245

LSC 1543 7th LLC	445	437

LSC 1650 Lincoln LLC	534	524

LSC 11640 Mayfield LLC	369	115

LSC 87 Newkirk LLC	796	-

Total	$2,537	$1,434

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time.  On December 3, 2020, our Board of Directors determined our Estimated Per-Share NAV of $11.18 as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of March 31, 2021, we had approximately 9.9 million shares available for issuance under our DRIP.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2021.

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$61,247	$63,889	$1,454	$66,698	$-	$-	$193,288
Interest Payments [1]	5,129	3,411	3,065	2,918	-	-	14,523

Total Contractual Obligations	$66,376	$67,300	$4,519	$69,616	$-	$-	$207,811

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of March 31, 2021 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.96% as of March 31, 2021) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  There were no amounts outstanding under the Margin Loan as of March 31, 2021 and December 31, 2020.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on June 19, 2021 and bears interest at LIBOR + 1.35% (1.46% as of March 31, 2021). The Line of Credit is collateralized by 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $13.1 million. No amounts were outstanding under the Line of Credit as of both March 31, 2021 and December 31, 2020. We intend to seek to extend the Line of Credit on or before its scheduled maturity date.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of March 31, 2021) matures on April 9, 2021. During April 2021, the maturity date of the Exterior Street Loan was extended to April 9, 2022. We currently intend to refinance the Exterior Street Loan on or before its maturity date.

The Lower East Side Moxy Mortgage (outstanding principal balance of $35.3 million as of March 31, 2021) matures on June 3, 2021. We currently intend to seek to refinance the Lower East Side Moxy Mortgage with construction financing on or before its maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) (outstanding principal balance of $25.0 million as of March 31, 2021) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and matures on August 12, 2021. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. We currently intend to seek to refinance the Santa Monica Loan on or before its maturity date.

On July 22, 2020, we, through the 87 Newkirk Joint Venture, entered into a $27.5 million loan (the “87 Newkirk Loan”) (outstanding principal balance of $27.5 million as of March 31, 2021) which bore interest at LIBOR + 3.80%, subject to a 4.80% floor, and was scheduled to initially mature on January 1, 2022. The 87 Newkirk Loan required monthly interest-only payments with the outstanding principal balance due in full at its maturity date and was collateralized by the 87 Newkirk Note Receivable. On April 5, 2021, the 87 Newkirk Joint Venture repaid the 87 Newkirk Loan in full using a portion of the proceeds received from the repayment in full of the 87 Newkirk Note Receivable.

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

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net income/(loss)	$11,641	$(18,678)
FFO adjustments:
Depreciation and amortization of real estate assets	1,118	992
FFO	12,759	(17,686)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-
Amortization of above or below market leases and liabilities(2)	-	-
Mark-to-market adjustments(3)	(8,997)	21,298
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	22	-
MFFO	3,784	3,612
Straight-line rent(5)	(62)	7
MFFO - IPA recommended format(6)	$3,722	$3,619

Net income/(loss)	$11,641	$(18,678)
Less: income attributable to noncontrolling interests	(1,406)	(283)
Net income/(loss) applicable to Company’s common shares	$10,235	$(18,961)
Net income/(loss) per common share, basic and diluted	$0.46	$(0.85)

FFO	$12,759	$(17,686)
Less: FFO attributable to noncontrolling interests	(932)	673
FFO attributable to Company’s common shares	$11,827	$(17,013)
FFO per common share, basic and diluted	$0.53	$(0.76)

MFFO - IPA recommended format	$3,722	$3,619
Less: MFFO attributable to noncontrolling interests	(787)	(881)
MFFO attributable to Company’s common shares	$2,935	$2,738

Weighted average number of common shares outstanding, basic and diluted	22,300	22,418

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2021

FFO attributable to Company’s common shares	$247,478
Distributions paid	$251,605

On April 17, 2021, the distribution for the three-month period ending March 31, 2021 of $3.9 million was paid in full using a combination of cash and approximately 8,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2021, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 14, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 14, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)