Form 10-Q
period 2021-06-30
Lightstone Value Plus Real Estate Investment Trust, Inc.
filed 2021-08-11
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were approximately 22.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION,

ITEM 1. FINANCIAL STATEMENTS,

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$27,301	$30,143
Building and improvements	100,110	101,492
Furniture and fixtures	2,453	2,453
Construction in progress	199,203	186,196
Gross investment property	329,067	320,284
Less accumulated depreciation	(33,862)	(33,038)
Net investment property	295,205	287,246
Investments in related parties	15,500	15,590
Cash and cash equivalents	24,420	44,446
Marketable securities and other investments	60,257	46,071
Restricted cash	1,803	2,395
Notes receivable, net	65,409	104,624
Prepaid expenses and other assets	2,704	1,869
Assets held for sale	13,389	-
Total Assets	$478,687	$502,241

Liabilities and Stockholders’ Equity
Mortgages payable, net	$158,788	$192,385
Accounts payable, accrued expenses and other liabilities	12,814	8,641
Due to related parties	207	241
Tenant allowances and deposits payable	522	487
Distributions payable	3,908	3,905
Deferred rental income	216	399
Total Liabilities	176,455	206,058

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.3 million shares issued and outstanding.	223	223
Additional paid-in-capital	169,810	169,649
Accumulated other comprehensive income	483	378
Accumulated surplus	101,813	89,639
Total Company’s stockholders’ equity	272,329	259,889
	-	-
Noncontrolling interests	29,903	36,294
Total Stockholders’ Equity	302,232	296,183

Total Liabilities and Stockholders’ Equity	$478,687	$502,241

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Rental income	$2,467	$2,872	$5,186	$6,042
Tenant recovery income	38	88	77	185
Total revenues	2,505	2,960	5,263	6,227

Expenses:
Property operating expenses	943	896	1,872	1,960
Real estate taxes	114	113	220	229
General and administrative costs	584	987	1,171	1,734
Depreciation and amortization	1,163	976	2,281	1,968
Total operating expenses	2,804	2,972	5,544	5,891

Operating (loss)/income	(299)	(12)	(281)	336

Other (expense)/income, net	(323)	30	(393)	52
Interest and dividend income	3,634	2,881	7,159	5,781
Interest expense	(590)	(649)	(1,397)	(1,299)
Gain on disposition of real estate	3,589	1,562	3,589	1,562
Unrealized gain/(loss) on marketable equity securities	5,080	2,687	14,077	(18,611)
Gain/(loss) on sale and redemption of marketable securities	6	(230)	(16)	(230)
Net income/(loss)	11,097	6,269	22,738	(12,409)

Less: net income attributable to noncontrolling interests	(1,344)	(458)	(2,750)	(741)
Net income/(loss) attributable to Company’s common shares	$9,753	$5,811	$19,988	$(13,150)

Net income/(loss) per Company’s common share, basic and diluted	$0.44	$0.26	$0.90	$(0.59)

Weighted average number of common shares outstanding, basic and diluted	22,308	22,333	22,304	22,376

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net income/(loss)	$11,097	$6,269	$22,738	$(12,409)

Other comprehensive income/(loss)
Holding gain/(loss) on available for sale debt securities	140	787	91	(1,480)
Reclassification adjustment for (gain)/loss included in net income/(loss)	(6)	-	16	-

Other comprehensive income/(loss)	134	787	107	(1,480)

Comprehensive income/(loss)	11,231	7,056	22,845	(13,889)

Less: Comprehensive income attributable to noncontrolling interests	(1,347)	(477)	(2,752)	(711)

Comprehensive income/(loss) attributable to Company’s common shares	$9,884	$6,579	$20,093	$(14,600)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, March 31, 2020	22,327	$223	$169,701	$(1,810)	$86,687	$31,919	$286,720
Net income	-	-	-	-	5,811	458	6,269
Other comprehensive income	-	-	-	768	-	19	787
Distributions declared (a)	-	-	-	-	(3,912)	-	(3,912)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,752)	(1,752)
Shares issued from distribution reinvestment program	8	-	83	-	-	-	83
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	311,773
Net loss	-	-	-	-	(13,150)	741	(12,409)
Other comprehensive loss	-	-	-	(1,450)	-	(30)	(1,480)
Distributions declared (a)	-	-	-	-	(7,823)	-	(7,823)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,388)	(2,388)
Contributions received from noncontrolling interests	-	-	-	-	-	3,490	3,490
Redemption and cancellation of shares	(288)	(3)	(3,128)	-	-	-	(3,131)
Shares issued from distribution reinvestment program	15	-	163	-	-	-	163
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195

(a)	Distributions per share were $0.350.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, March 31, 2021	22,302	$223	$169,731	$352	$95,968	$36,917	303,191
Net income	-	-	-	-	9,753	1,344	11,097
Other comprehensive income	-	-	-	131	-	3	134
Distributions declared (a)	-	-	-	-	(3,908)	-	(3,908)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,361)	(8,361)
Shares issued from distribution reinvestment program	7	-	79	-	-	-	79
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	$302,232

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	296,183
Net income	-	-	-	-	19,988	2,750	22,738
Other comprehensive income	-	-	-	105	-	2	107
Distributions declared (a)	-	-	-	-	(7,814)	-	(7,814)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,183)	(9,183)
Contributions received from noncontrolling interests	-	-	-	-	-	40	40
Shares issued from distribution reinvestment program	15	-	161	-	-	-	161
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	$302,232

(a)	Distributions per share were $0.350.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$22,738	$(12,409)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,281	1,968
Unrealized (gain)/loss on marketable equity securities	(14,077)	18,611
Loss on sale and redemption of marketable securities	16	230
Amortization of deferred financing costs	236	288
Noncash interest income	(3,322)	(2,190)
Gain on disposition of real estate	(3,589)	(1,562)
Other non-cash adjustments	235	14
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(896)	(1,001)
Increase in tenant allowances and deposits payable	79	422
Increase in accounts payable, accrued expenses and other liabilities	1,481	355
Decrease in due to related parties	(34)	(33)
Decrease in deferred rental income	(183)	(102)

Net cash provided by operating activities	4,965	4,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(24,510)	(12,860)
Purchase of marketable securities	(3,649)	(7,253)
Proceeds from sale of marketable securities	3,631	4,260
Proceeds from disposition of real estate	6,460	2,082
Investment in joint venture	(12)	(119)
Proceeds from joint venture	102	159
Funding of notes receivable	-	(6,172)
Proceeds from notes receivable	42,536	500
Proceeds from investments in related parties	-	20,000

Net cash provided by investing activities	24,558	597

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	35,698	339
Mortgage principal payments	(63,417)	(623)
Payment of loan fees and expenses	(5,629)	(87)
Redemption and cancellation of common shares	-	(3,131)
Contributions received from noncontrolling interests	40	3,490
Distributions paid to noncontrolling interests	(9,183)	(2,388)
Distributions paid to Company’s common stockholders	(7,650)	(7,708)

Net cash used in financing activities	(50,141)	(10,108)

Net change in cash, cash equivalents and restricted cash	(20,618)	(4,920)
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of period	$26,223	$74,880

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

Cash and cash equivalents	$24,420	$72,503
Restricted cash	1,803	2,377
Total cash, cash equivalents and restricted cash	$26,223	$74,880

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

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2021, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

The Lightstone REIT and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial, residential, and hospitality properties and makes real estate-related investments, principally in the United States. The Company’s real estate investments are held alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests. Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company currently has one operating segment.

As of June 30, 2021, the Company has ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties (including the Santa Clara Data Center, which is classified as held for sale) and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

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

Gain on Disposition of Real Estate

On May 25, 2021, the Company completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of approximately $3.6 million during the second quarter of 2021.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of June 30, 2021.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

As a result of previously imposed restrictions, the Company temporarily closed its St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic, the property’s occupancy declined and also during 2020 the Company provided forbearance of certain rent payments to various tenants. Additionally, the Company has seen deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s development projects. Furthermore, the Company’s other real estate-related investments (both its preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet been significantly impacted by the COVID-19 pandemic.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2021	2020

Cash paid for interest	$4,581	$4,310
Distributions declared but not paid	$3,908	$3,912
Investment property acquired but not paid	$5,588	$1,447
Amortization of deferred financing costs included in construction in progress	$297	$806
Holding loss/gain on marketable securities	$107	$1,480
Value of shares issued from distribution reinvestment program	$161	$163

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest		Capitalized Interest
	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Development Project	2021	2020	2021	2020	2021	2020
Lower East Side Moxy Hotel	$115,274	$98,608	$1,232	$1,060	$2,346	$2,107
Exterior Street Project	83,916	74,230	480	680	1,039	1,788
Total	$199,190	$172,838	$1,712	$1,740	$3,385	$3,895

4. Held for Sale and Disposition of the Santa Clara Data Center

On January 10, 2019, the Company acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party, for approximately $10.6 million. Subsequently, the Company completed certain activities associated with the potential development and construction of the Santa Clara Data Center on the Martin Avenue Land.

As of December 31, 2020, the Company had incurred and capitalized to construction in progress aggregate costs of $13.4 million related to the Santa Clara Data Center, which were included in construction in progress on its consolidated balance sheet as of that date. Additionally, during the three and six months ended June 30, 2020, $0.1 million and $0.2 million, respectively, of interest was capitalized to construction in progress for the Santa Clara Data Center. No interest was capitalized for the Santa Clara Data Center during the 2021 periods.

On May 28, 2021, the Company and Prime Data Centers, Corp. (the “Santa Clara Data Center Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “Santa Clara Data Center PSA”) pursuant to which the Company would dispose of the Santa Clara Data Center to the Santa Clara Data Center Buyer for a contractual sales price of $13.9 million.

During the second quarter of 2021, the Santa Clara Data Center met the criteria to be classified as held for sale and therefore, its associated assets of $13.4 million are classified as held for sale in the consolidated balance sheet as of June 30, 2021.

Subsequently, on July 7, 2021, the Company completed the disposition of the Santa Clara Data Center pursuant to the terms of the Santa Clara Data Center PSA.

5. Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$8,745	$6,264	$(166)	$14,843
Marco OP Units and Marco II OP Units	19,227	8,075	-	27,302
	27,972	14,339	(166)	42,145
Debt securities:
Corporate Bonds	17,606	578	(72)	18,112

Total	$45,578	$14,917	$(238)	$60,257

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

As of both June 30, 2021 and December 31, 2020, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $130.48 per share and $85.28 per share as of June 30, 2021 and December 31, 2020, respectively.

During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. Primarily because of this volatility, the Company incurred unrealized gains of $5.1 million and $2.7 million, for the three months ended June 30, 2021 and 2020, respectively, and an unrealized gain of $14.1 million for the six months ended June 30, 2021 and an unrealized loss of $18.6 million for the six months ended June 30, 2020. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of June 30, 2021, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2021	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$14,843	$-	$-	$14,843
Marco OP and OP II Units	-	27,302	-	27,302
Corporate Bonds	-	18,112	-	18,112
Total	$14,843	$45,414	$-	$60,257

	Fair Value Measurement Using
As of December 31, 2020	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,865	$-	$-	$10,865
Marco OP and OP II Units	-	17,844	-	17,844
Corporate Bonds	-	17,362	-	17,362
Total	$10,865	$35,206	$-	$46,071

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

June 30, 2021
Due in 1 year	$2,007
Due in 1 year through 5 years	4,435
Due in 5 years through 10 years	-
Due after 10 years	11,670
Total	$18,112

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.95% as of June 30, 2021) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2021 and December 31, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, is scheduled to mature on October 9, 2021 and bears interest at LIBOR + 1.35% (1.45% as of June 30, 2021). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of June 30, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $15.0 million. No amounts were outstanding under the Line of Credit as of both June 30, 2021 and December 31, 2020. The Company intends to seek to extend the Line of Credit on or before its scheduled maturity date.

6. Notes Receivable

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

During the six months ended June 30, 2021 and 2020, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $40 and $3.5 million, respectively. Additionally, during the six months ended June 30, 2021 and 2020, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $7.9 million and $1.1 million, respectively, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables summarize the Notes Receivable as of the dates indicated:

							As of June 30, 2021
	Company’s	Loan				Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(113)	$(8)	$3,955	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(244)	(18)	8,562	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(1,694)	(91)	8,965	7,250

LSC 87 Newkirk LLC(1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	-	-	-	-	-

Total							$67,650	$(2,051)	$(190)	$65,409	$7,250

(1)	Repaid in full during April 2021

							As of December 31, 2020
	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2021	2020	2021	2020

LSC 162nd Capital I LLC	$126	$249	$250	$363

LSC 162nd Capital II LLC	272	540	541	785

LSC 1543 7th LLC	449	436	894	873

LSC 1650 Lincoln LLC	539	524	1,073	1,048

LSC 11640 Mayfield LLC	373	373	743	488

LSC 11640 Newkirk LLC	790	-	1,585	-

Total	$2,549	$2,122	$5,086	$3,557

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of June 30, 2021	Maturity Date	Amount Due at Maturity	As of June 30, 2021	As of December 31, 2020

Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$70,207	$70,868

Lower East Side Moxy Hotel	Repaid in full on June 3, 2021			-	-	35,168

Lower East Side Moxy Hotel	LIBOR + 7.50% (floor of 8.00%)	8.00%	June 2024	35,610	35,610	-

Exterior Street Project	LIBOR + 2.25%	2.37%	April 2022	35,000	35,000	35,000

Santa Monica Notes Receivable	LIBOR + 3.75% (floor of 5.50%)	5.50%	August 2021	25,000	25,000	25,000

87 Newkirk Note Receivable	Repaid in full on April 5, 2021			-	-	27,500

Total mortgages payable		4.94%		$160,927	165,817	193,536

Less: Deferred financing costs					(7,029)	(1,151)

Total mortgages payable, net					$158,788	$192,385

LIBOR as of June 30, 2021 and December 31, 2020 was 0.11% and 0.14%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and is currently scheduled to mature on August 26, 2021, but has one remaining six-month extension option, subject to satisfaction of certain conditions . The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures (see Note 6).

On March 29, 2019, the Company entered into the $35.0 million Exterior Street Loan which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020, but had two six-month extension options. However, because the Company exercised both extension options, the maturity date was extended to April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became LIBOR plus 2.25%. The Exterior Street Loan requires monthly interest-only payments through its maturity date and is collateralized by the Exterior Street Project. During April 2021, the maturity date of the Exterior Street Loan was further extended to April 9, 2022.

On December 3, 2018, the Company entered into a mortgage loan which was collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for up to $35.6 million. The Lower East Side Moxy Mortgage had an initial term of two years, bore interest at LIBOR+4.25%, subject to a 6.63% floor, and required monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021, on which date it was then repaid in full as discussed below.

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) with MSD Partners, L.P. (“MSD”) providing for up to $90 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were advanced under the Moxy Senior Loan and used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) with Lionheart Strategic Management LLC (“Lionheart”) providing for up to $40 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. No advances had been made under the Moxy Junior Loan as of June 30, 2021. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2021.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$25,667	$36,389	$1,454	$102,307	$-	$-	$165,817

Less: Deferred financing costs							(7,029)

Total principal maturities, net							$158,788

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2021, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2021) is scheduled to mature on April 9, 2022. The Company intends to refinance the Exterior Street Loan on or before the its maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of June 30, 2021) is scheduled to mature on August 26, 2021. The Company currently intends to exercise the remaining six-month extension option on the Santa Monica Loan on or before its current maturity date.

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

As of June 30, 2021, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$739	$605	$524	$338	$118	$-	$2,324

The Company has excluded its multi-family residential property’s leases from this table as substantially all of its multi-family residential property’s leases have initial terms of 12 months of less.

9.	Equity

Share Repurchase Program

The Company’s share repurchase program (the “SRP”) may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to $11.18, which is 100% of the NAV per Share. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Asset management fees (general and administrative costs)	$211	$215	$455	$430
Property management fees (property operating expenses)	72	103	168	213
Development fees and cost reimbursement(1)	1,603	308	1,913	696
Total	$1,886	$626	$2,536	$1,339

(1)	Development fees and development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

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

During both the three and six months ended June 30, 2021 and 2020, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
		As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	2021	2020	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$182	$182	$362	$518
East 11th Street	12%	8,500	8,500	258	258	513	519
Miami Moxy	12%	-	-	-	-	-	45
Total		$14,500	$14,500	$440	$440	$875	$1,082

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $1.0 million and $1.1 million, as of June 30, 2021 and December 31, 2020, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$165.8	$168.5	$193.5	$198.0

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

13. Subsequent Events

Distribution Payment

On July 15, 2021, the distribution for the three-month period ending June 30, 2021 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

Distribution Declaration

On August 9, 2021, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on August 9, 2021, the Board of Directors declared a quarterly distribution for the quarterly period ending June 30, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

As of June 30, 2021, we have ownership interests in (i) two consolidated operating properties, (ii) three consolidated development properties (including the Santa Clara Data Center, which is classified as held for sale) and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own three projects consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the Santa Clara Data Center. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

COVID-19 Pandemic

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

As a result of previously imposed restrictions, we temporarily closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic, the property’s occupancy declined and also during 2021 we provided forbearance of certain rent payments to various tenants. Additionally, we have seen deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area has been negatively impacted by the COVID-19 pandemic.

To-date, the COVID-19 pandemic has not had any significant impact on our development projects. Furthermore, our other real estate-related investments (both our preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar restrictions and other measures, have also not yet been significantly impacted by the COVID-19 pandemic.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area (“GLA”) in Square Feet/Leaseable Units		Percentage Occupied as of June 30, 2021	Annualized Revenues based on rents at June 30, 2021	Annualized Revenues per square foot/unit at June 30, 2021

St. Augustine Outlet Center (Retail Outlet Shopping Center(1)	St. Augustine, Florida	1998	March 2006	328,125	GLA	73.5%	$1.9 million	$7.68	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Long Island City, New York	2013	August 2013	199	units	85.9%	$8.0 million	$46,584	unit

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as June 30, 2021.

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

The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of June 30, 2021:

Development Project
Lower East Side Moxy Hotel	$115,274
Exterior Street Project	83,916
Total	$199,190

Held for Sale and Disposition of the Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”). Subsequently, we completed certain activities associated with the potential development and construction of a data center (the “Santa Clara Data Center”) on the Martin Avenue Land.

As of December 31, 2020, we incurred and capitalized to construction in progress aggregate costs of $13.4 million related to the Santa Clara Data Center, which were included in construction in progress on our consolidated balance sheet as of that date. Additionally, during the three and six months ended June 30, 2020, $0.1 million and $0.2 million, respectively, of interest was capitalized to construction in progress for the Santa Clara Data Center. No interest was capitalized for the Santa Clara Data Center during the 2021 periods.

On May 28, 2021, we and Prime Data Centers, Corp. (the “Santa Clara Data Center Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “Santa Clara Data Center PSA”) pursuant to which we would dispose of the Santa Clara Data Center, to the Santa Clara Data Center Buyer for a contractual sales price of $13.9 million.

During the second quarter of 2021, the Santa Clara Data Center met the criteria to be classified as held for sale and therefore, its associated assets of $13.4 million are classified as held for sale in the consolidated balance sheet as of June 30, 2021.

Subsequently, on July 7, 2021, we completed the disposition of the Santa Clara Data Center pursuant to the terms of the Santa Clara Data Center PSA.

Results of Operations

For the Three Months Ended June 30, 2021 vs. June 30, 2020

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by $0.5 million to $2.5 million for the three months ended June 30, 2021 compared to $3.0 million for the same period in 2020. This decrease was primarily attributable to reduced occupancy and rental rates for Gantry Park Landing during the 2021 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses were $0.9 million for both the three months ended June 30, 2021 and 2020.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended June 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $0.6 million for the three months ended June 30, 2021 compared to $1.0 million for the same period in 2020 principally due to a decrease in bad debt expense.

Depreciation and amortization

Depreciation and amortization increased by $0.2 million to $1.2 million for the three months ended June 30, 2021 compared to $1.0 million for the same period in 2020.

Interest and dividend income

Interest and dividend income increased by $0.7 million to $3.6 million for the three months ended June 30, 2021 compared to $2.9 million for the same period in 2020. The increase primarily reflects higher interest income earned on our notes receivable of $0.4 million and higher interest and dividend income earned on our available cash and investments in marketable securities of $0.3 million.

Interest expense

Interest expense, including amortization of deferred financing costs, was $0.6 million for both the three months ended June 30, 2021 and 2020. During the three months ended June 30, 2021 and 2020, $1.1 million and $1.2 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of approximately $3.6 million during the second quarter of 2021.

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

Unrealized gains on marketable equity securities

During the three months ended June 30, 2021, we recorded unrealized gains on marketable equity securities of $5.1 million and during the three months ended June 30, 2020, we recorded unrealized gains on marketable equity securities of $2.7 million. These unrealized gains represented the change in the fair value of our marketable equity securities during those periods.

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

For the Six Months Ended June 30, 2021 vs. June 30, 2020

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $0.9 million to $5.3 million for the six months ended June 30, 2021 compared to $6.2 million for the same period in 2020. This decrease was primarily attributable to reduced occupancy and rental rates for Gantry Park Landing during the 2021 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased slightly by approximately $0.1 million to $1.9 million for the six months ended June 30, 2021 compared to $2.0 million for the same period in 2020.

Real estate taxes

Real estate taxes were $0.2 million for both the six months ended June 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses decreased by $0.5 million to $1.2 million for the six months ended June 30, 2021 compared to $1.7 million for the same period in 2020 principally due to a decrease increase in bad debt expense.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million to $2.3 million for the six months ended June 30, 2021 compared to $2.0 million for the same period in 2020.

Interest and dividend income

Interest and dividend income increased by approximately $1.4 million to $7.2 million for the six months ended June 30, 2021 compared to $5.8 million for the same period in 2020. The increase primarily reflects higher interest income earned on our notes receivable of $1.5 million, partially offset by lower investment income of $0.2 million from our Preferred Investments.

Interest expense

Interest expense, including amortization of deferred financing costs, increased slightly by $0.1 million to $1.4 million for the six months ended June 30, 2021 compared to $1.3 million for the same period in 2020. During the six months ended June 30, 2021 and 2020, $1.9 million and $2.8 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of approximately $3.6 million during the second quarter of 2021.

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the second quarter of 2020.

Unrealized gains(losses) on marketable equity securities

During the six months ended June 30, 2021, we recorded unrealized gains on marketable equity securities of $14.1 million and during the six months ended June 30, 2020, we recorded unrealized losses on marketable equity securities of $18.6 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, selective asset dispositions and/or new borrowings and refinancing of existing debt. On June 3, 2021, we closed on construction financings related to our Lower East Side Moxy Hotel development project and we ultimately expect to obtain construction financing to also fund a substantial portion of Exterior Street development project’s future development costs. See “Development Activities” for additional information. However, there can be no assurance we will be successful in obtaining additional construction financing at favorable terms, if at all.  As of June 30, 2021, we had $24.4 million of cash on hand, $1.8 million of restricted cash and $60.3 million of marketable securities. We believe that these cash resources along with construction financings will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2021, our total borrowings of $165.8 million represented 49% of net assets.

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

The following table represents the fees incurred associated with the payments to be made to our Advisor and its affiliates for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Asset management fees (general and administrative costs)	$211	$215	$455	$430
Property management fees (property operating expenses)	72	103	168	213
Development fees and cost reimbursement(1)	1,603	308	1,913	696
Total	$1,886	$626	$2,536	$1,339

(2)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

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

During both the three and six months ended June 30, 2021 and 2020, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2021	2020

Net cash flows provided by operating activities	$4,965	$4,591
Net cash flows provided by investing activities	24,558	597
Net cash flows used in financing activities	(50,141)	(10,108)
Net change in cash, cash equivalents and restricted cash	(20,618)	(4,920)

Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of the period	$26,223	$74,880

Our principal sources of cash flow are derived from the operation of our rental properties, interest and dividend income on our marketable securities and real estate-related investments, as well as loan proceeds, proceeds from redemptions of Preferred Investments, proceeds from selective asset dispositions and proceeds from the repayment of our outstanding notes receivable. We intend that our properties and real estate-related investments will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions if authorized by our board of directors.

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

Operating activities

The net cash provided by operating activities of $5.0 million for the six months ended June 30, 2021 consists of the following:

●	cash inflows of approximately $4.5 million from our net income after adjustment for non-cash items; and

●	cash inflows of approximately $0.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $24.6 million for the six months ended June 30, 2021 consists primarily of the following:

●	purchases of investment property of approximately $24.5 million;

●	proceeds from notes receivable of $42.6 million; and

●	proceeds from the sale of investment property of $6.5 million.

Financing activities

The net cash used in financing activities of approximately $50.1 million for the six months ended June 30, 2021 is primarily related to the following:

●	debt principal payments of $63.4 million;

●	proceeds from mortgage financing of $35.7 million;

●	payment of loan fees and expenses of $5.6 million;

●	distributions to our noncontrolling interests of $9.2 million; and

●	distributions to our common shareholders of $7.7 million.

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

On December 3, 2018, we entered into a mortgage loan which was collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for approximately $35.6 million. The Lower East Side Moxy Mortgage had an initial term of two years, bore interest at LIBOR + 4.25%, subject to a 6.63% floor, and required monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021, on which date it was then repaid in full as discussed below.

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) with MSD Partners, L.P. (“MSD”) providing for up to $90 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were advanced under the Moxy Senior Loan and used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) with Lionheart Strategic Management LLC (“Lionheart”) providing for up to $40 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. No advances had been made under the Moxy Junior Loan as of June 30, 2021. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2021.

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

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which initially bore interest at 4.50% and was scheduled to mature on April 9, 2020, but had two six-month extensions. However, because we exercised both extension options, the maturity date was extended to April 9, 2021 and upon the exercise of the second extension option on October 9, 2020, the interest rate became LIBOR + 2.25%. The Exterior Street Loan requires monthly interest-only payments through its maturity date and is collateralized by the Exterior Street Project. During April 2021, the maturity date of the Exterior Street Loan was further extended to April 9, 2022.

The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of June 30, 2021:

Development Project
Lower East Side Moxy Hotel	$115,274
Exterior Street Project	83,916
Total	$199,190

To-date the COVID-19 pandemic has not had any significant impact on the Lower East Side Moxy Hotel or the Exterior Street Project. As discussed above, we have obtained construction financing for the Lower East Side Moxy Hotel and also intend to obtain construction financing for the Exterior Street Project to fund a substantial portion of their development and construction costs. However, the COVID-19 pandemic may (i) affect our ability to obtain additional construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for our development projects.

We currently believe our capital resources are sufficient to fund our expected development activities for the next 12 months. However, we ultimately expect to finance a substantial portion of our development and construction costs related to the Exterior Street Project through construction financing. Due to the uncertainty in capital and financial markets in the United States because of the current COVID-19 pandemic, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Preferred Investments

We have Preferred Investments that entitle us to monthly preferred distributions. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
		As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Dividend Rate	2021	2020	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$182	$182	$362	$518
East 11th Street	12%	8,500	8,500	258	258	513	519
Miami Moxy	12%	-	-	-	-	-	45
Total		$14,500	$14,500	$440	$440	$875	$1,082

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

	Company’s	Loan				Contractual	As of June 30, 2021
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized		Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Carrying Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(113)	$(8)	$3,955	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(244)	(18)	8,562	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(1,694)	(91)	8,965	7,250

LSC 87 Newkirk LLC(1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	-	-	-	-	-

Total							$67,650	$(2,051)	$(190)	$65,409	$7,250

(1) Repaid in full during April 2021

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2021	2020	2021	2020

LSC 162nd Capital I LLC	$126	$249	$250	$363

LSC 162nd Capital II LLC	272	540	541	785

LSC 1543 7th LLC	449	436	894	873

LSC 1650 Lincoln LLC	539	524	1,073	1,048

LSC 11640 Mayfield LLC	373	373	743	488

LSC 11640 Newkirk LLC	790	-	1,585	-

Total	$2,549	$2,122	$5,086	$3,557

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time.  On December 3, 2020, our Board of Directors determined our Estimated Per-Share NAV of $11.18 as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of June 30, 2021, we had approximately 9.9 million shares available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to $11.18, which is 100% of the NAV per Share. Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On an annual basis, we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2021.

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$25,667	$36,389	$1,454	$102,307	$-	$-	$165,817
Interest Payments[1]	3,316	6,295	5,954	4,626	-	-	20,191

Total Contractual Obligations	$28,983	$42,684	$7,408	$106,933	$-	$-	$186,008

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of June 30, 2021 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.95% as of June 30, 2021) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  There were no amounts outstanding under the Margin Loan as of June 30, 2021 and December 31, 2020.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, is scheduled to mature on October 9, 2021 and bears interest at LIBOR + 1.35% (1.45% as of June 30, 2021). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of June 30, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $15.0 million. No amounts were outstanding under the Line of Credit as of both June 30, 2021 and December 31, 2020. We intend to seek to extend the Line of Credit on or before its scheduled maturity date.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of June 30, 2021) is scheduled to mature on April 9, 2022. We currently intend to refinance the Exterior Street Loan on or before its maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) (outstanding principal balance of $25.0 million as of June 30, 2021) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and is currently scheduled to mature on August 26, 2021, but has one remaining six-month extension option, subject to satisfaction of certain conditions. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. We currently intend to exercise the remaining six-month extension option on the Santa Monica Loan on or before its maturity date.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income/(loss)	$11,097	$6,269	$22,738	$(12,409)
FFO adjustments:
Depreciation and amortization of real estate assets	1,163	976	2,281	1,968
Gain on disposal of investment property	(3,589)	(1,562)	(3,589)	(1,562)

FFO	8,671	5,683	21,430	(12,003)
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	-

Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	(5,080)	(2,687)	(14,077)	18,611
Loss on debt extinguishment(4)	318	-	318	-
Loss on sale of marketable securities(4)	(6)	230	16	230

MFFO	3,903	3,226	7,687	6,838
Straight-line rent(5)	24	6	(38)	13
MFFO - IPA recommended format	$3,927	$3,232	$7,649	$6,851

Net income/(loss)	$11,097	$6,269	$22,738	$(12,409)
Less: income attributable to noncontrolling interests	(1,344)	(458)	(2,750)	(741)
Net income/(loss) applicable to Company’s common shares	$9,753	$5,811	$19,988	$(13,150)
Net income/(loss) per common share, basic and diluted	$0.44	$0.26	$0.90	$(0.59)

FFO	$8,671	$5,683	$21,430	$(12,003)
Less: FFO attributable to noncontrolling interests	(1,452)	(988)	(2,382)	(314)
FFO attributable to Company’s common shares	$7,219	$4,695	$19,048	$(12,317)
FFO per common share, basic and diluted	$0.32	$0.21	$0.85	$(0.55)

MFFO - IPA recommended format	$3,927	$3,232	$7,649	$6,851
Less: MFFO attributable to noncontrolling interests	(1,358)	(1,078)	(2,145)	(1,955)
MFFO attributable to Company’s common shares	$2,569	$2,154	$5,504	$4,896

Weighted average number of common shares outstanding, basic and diluted	22,308	22,333	22,304	22,376

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2021

FFO attributable to Company’s common shares	$254,699
Distributions paid	$255,511

On or about July 15, 2021, the distribution for the three-month period ending June 30, 2021 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust, Inc. on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 11, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 11, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)