Form 10-Q
period 2021-09-30
Lightstone Value Plus REIT I, Inc.
filed 2021-11-12
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52610

LIGHTSTONE VALUE PLUS REIT I, INC.

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

As of November 10, 2021, there were approximately 22.2 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Assets

Investment property:
Land and improvements	$27,301	$30,143
Building and improvements	88,782	101,492
Furniture and fixtures	2,457	2,453
Construction in progress	216,957	186,196
Gross investment property	335,497	320,284
Less accumulated depreciation	(35,367)	(33,038)
Net investment property	300,130	287,246
Investments in related parties	15,464	15,590
Cash and cash equivalents	33,378	44,446
Marketable securities and other investments	53,653	46,071
Restricted cash	1,710	2,395
Notes receivable, net	65,500	104,624
Prepaid expenses and other assets	2,394	1,869

Total Assets	$472,229	$502,241

Liabilities and Stockholders’ Equity
Mortgages payable, net	$163,945	$192,385
Accounts payable, accrued expenses and other liabilities	15,940	8,641
Due to related parties	110	241
Tenant allowances and deposits payable	513	487
Distributions payable	3,889	3,905
Deferred rental income	250	399

Total Liabilities	184,647	206,058

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.2 million and 22.3 million shares issued and outstanding, respectively	222	223
Additional paid-in-capital	168,646	169,649
Accumulated other comprehensive income	420	378
Accumulated surplus	89,004	89,639
Total Company’s stockholders’ equity	258,292	259,889
	-	-
Noncontrolling interests	29,290	36,294

Total Stockholders’ Equity	287,582	296,183

Total Liabilities and Stockholders’ Equity	$472,229	$502,241

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Rental income	$2,300	$2,460	$7,486	$8,502
Tenant recovery income	32	86	109	271

Total revenues	2,332	2,546	7,595	8,773

Expenses:
Property operating expenses	1,368	996	3,240	2,956
Real estate taxes	71	95	291	324
General and administrative costs	616	608	1,787	2,342
Impairment charge	11,341	-	11,341	-
Depreciation and amortization	1,545	939	3,826	2,907

Total operating expenses	14,941	2,638	20,485	8,529

Operating (loss)/income	(12,609)	(92)	(12,890)	244
Other income/(expense), net	297	31	(96)	83
Interest and dividend income	3,193	3,650	10,352	9,431
Interest expense	(580)	(798)	(1,977)	(2,097)
Gain on disposition of real estate	213	-	3,802	1,562
Unrealized (loss)/gain on marketable equity securities	(3,521)	(1,472)	10,556	(20,083)
Gain/(loss) on sale and redemption of marketable securities	4,669	-	4,653	(230)
Net (loss)/income	(8,338)	1,319	14,400	(11,090)

Less: net income attributable to noncontrolling interests	(582)	(1,094)	(3,332)	(1,835)

Net (loss)/income attributable to Company’s common shares	$(8,920)	$225	$11,068	$(12,925)

Net (loss)/income per Company’s common share, basic and diluted	$(0.40)	$0.01	$0.50	$(0.58)

Weighted average number of common shares outstanding, basic and diluted	22,221	22,304	22,276	22,351

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss)/income	$(8,338)	$1,319	$14,400	$(11,090)

Other comprehensive (loss)/income
Holding gain/(loss) on available for sale debt securities	4,605	627	4,696	(853)
Reclassification adjustment for gain included in net (loss)/income	(4,669)	-	(4,653)	-

Other comprehensive (loss)/income	(64)	627	43	(853)

Comprehensive (loss)/income	(8,402)	1,946	14,443	(11,943)

Less: Comprehensive income attributable to noncontrolling interests	(581)	(1,105)	(3,333)	(1,816)

Comprehensive (loss)/income attributable to Company’s common shares	$(8,983)	$841	$11,110	$(13,759)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, June 30, 2020	22,335	$223	$169,784	$(1,042)	$88,586	$30,644	$288,195
Net income	-	-	-	-	225	1,094	1,319
Other comprehensive income	-	-	-	616	-	11	627
Distributions declared (a)	-	-	-	-	(3,903)	-	(3,903)
Distributions paid to noncontrolling interests	-	-	-	-	-	(13,664)	(13,664)
Contributions received from noncontrolling interests	-	-	-	-	-	18,436	18,436
Tender of common shares	(55)	-	(301)			-	(301)
Shares issued from distribution reinvestment program	7	-	84	-	-	-	84
BALANCE, September 30, 2020	22,287	$223	$169,567	$(426)	$84,908	$36,521	$290,793

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	311,773
Net loss	-	-	-	-	(12,925)	1,835	(11,090)
Other comprehensive loss	-	-	-	(834)	-	(19)	(853)
Distributions declared (a)	-	-	-	-	(11,726)	-	(11,726)
Distributions paid to noncontrolling interests	-	-	-	-	-	(16,052)	(16,052)
Contributions received from noncontrolling interests	-	-	-	-	-	21,926	21,926
Redemption, cancellation and tender of common shares	(343)	(3)	(3,429)	-	-	-	(3,432)
Shares issued from distribution reinvestment program	22	-	247	-	-	-	247
BALANCE, September 30, 2020	22,287	$223	$169,567	$(426)	$84,908	$36,521	$290,793

(a)	Distributions per share were $0.525.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	302,232
Net loss	-	-	-	-	(8,920)	582	(8,338)
Other comprehensive loss	-	-	-	(63)	-	(1)	(64)
Distributions declared (a)	-	-	-	-	(3,889)	-	(3,889)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,340)	(1,340)
Contributions received from noncontrolling interests	-	-	-	-	-	146	146
Redemption and cancellation of common shares	(111)	(1)	(1,245)	-	-	-	(1,246)
Shares issued from distribution reinvestment program	8	-	81	-	-	-	81
BALANCE, September 30, 2021	22,206	$222	$168,646	$420	$89,004	$29,290	$287,582

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	296,183
Net income	-	-	-	-	11,068	3,332	14,400
Other comprehensive income	-	-	-	42	-	1	43
Distributions declared (a)	-	-	-	-	(11,703)	-	(11,703)
Distributions paid to noncontrolling interests	-	-	-	-	-	(10,523)	(10,523)
Contributions received from noncontrolling interests	-	-	-	-	-	186	186
Redemption and cancellation of common shares	(111)	(1)	(1,245)	-	-	-	(1,246)
Shares issued from distribution reinvestment program	23	-	242	-	-	-	242
BALANCE, September 30, 2021	22,206	$222	$168,646	$420	$89,004	$29,290	$287,582

(a)	Distributions per share were $0.525.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$14,400	$(11,090)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,826	2,907
Unrealized (gain)/loss on marketable equity securities	(10,556)	20,083
(Gain)/loss on sale and redemption of marketable securities	(4,653)	230
Amortization of deferred financing costs	334	453
Noncash interest income	(4,203)	(3,701)
Gain on disposition of real estate	(3,802)	(1,562)
Other non-cash adjustments	148	411
Impairment charge	11,341	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(522)	(528)
Increase/(decrease) in tenant allowances and deposits payable	26	(78)
Increase in accounts payable, accrued expenses and other liabilities	5,711	2,758
Decrease in due to related parties	(131)	(4)
Decrease in deferred rental income	(149)	(157)

Net cash provided by operating activities	11,770	9,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(42,797)	(21,654)
Purchase of marketable securities	(4,188)	(7,460)
Proceeds from sale of marketable securities	11,859	4,260
Proceeds from disposition of real estate	20,052	2,082
Investment in joint venture	(12)	(123)
Proceeds from joint venture	138	211
Funding of notes receivable	-	(43,068)
Proceeds from notes receivable	43,326	500
Proceeds from investments in related parties	-	20,000

Net cash provided by/(used in) investing activities	28,378	(45,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	40,596	26,390
Mortgage principal payments	(63,745)	(935)
Payment of loan fees and expenses	(5,692)	(526)
Redemption, cancellation and tender of common shares	(1,246)	(3,432)
Contributions received from noncontrolling interests	186	21,926
Distributions paid to noncontrolling interests	(10,523)	(16,052)
Distributions paid to Company’s common stockholders	(11,477)	(11,536)

Net cash (used in)/provided by financing activities	(51,901)	15,835

Net change in cash, cash equivalents and restricted cash	(11,753)	(19,695)
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of period	$35,088	$60,105

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$33,378	$57,506
Restricted cash	1,710	2,599
Total cash, cash equivalents and restricted cash	$35,088	$60,105

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus REIT I, Inc. (“Lightstone REIT”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, a Maryland corporation formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2021, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2021, the Company has ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and has a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus REIT II, Inc., a real estate investment trust also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

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

Investment Impairment - St. Augustine Outlet Center

Because of limited leasing success, the Company has been exploring various strategic alternatives for its St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that it would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration.

As a result of this change in its leasing strategy, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021 to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million.  In estimating the fair value of the St. Augustine Outlet Center, the Company used management’s internal analysis prepared with consideration of local market conditions.

The Company believes the reduced carrying value of the St. Augustine Outlet Center is currently recoverable.  However, if market conditions worsen unexpectedly or if changes in its strategy significantly affect any key assumptions used in determining the property’s estimated fair value, the Company may need to take additional impairment charges in future periods.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of September 30, 2021.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 6). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 5). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As a result of previously imposed restrictions, the Company temporarily closed its St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic, the property’s occupancy declined and also during 2020 the Company provided forbearance of certain rent payments to various tenants. Because of limited leasing success, the Company has been exploring various strategic alternatives for its St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that it would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. See Note 1 for additional information.

Additionally, as a result of the COVID-19 pandemic, during 2020 the Company saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted. However, both occupancy and rental rates have improved considerably throughout 2021 and have returned to pre-COVID-19 levels.

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

If the Company’s operating properties, development projects and real estate-related investments are negatively impacted for an extended period because (i) occupancy levels and rental rates decline, (ii) tenants are unable to pay their rent, (iii) borrowers are unable to pay scheduled debt service on notes receivable, (iv) development activities are delayed and/or (v) various related party entities are unable to pay monthly preferred distributions on the Company’s preferred investments in related parties, the Company’s business and financial results could be materially and adversely impacted.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2021	2020

Cash paid for interest	$6,424	$6,524
Distributions declared but not paid	$3,889	$3,904
Investment property acquired but not paid	$4,483	$2,532
Amortization of deferred financing costs included in construction in progress	$848	$997
Holding loss/gain on marketable securities	$43	$853
Value of shares issued from distribution reinvestment program	$242	$247
Accrued loan exit fee included in deferred financing costs	$1,100	$-

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York (collectively, the “Bowery Land”) from 151 Emmut Properties LLC and 145-149 Bowery LLC, both unaffiliated third parties, for aggregate consideration of approximately $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York (the “Air Rights”) from B.R.P. Realty Corp., an unaffiliated third party, for approximately $2.4 million, excluding closing and other acquisition related costs. The Company is using the Bowery Land and Air Rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The Company is using the various land parcels for the development and construction of a multi-family residential property (the “Exterior Street Project”).

 The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of the dates indicated and the amounts of interest capitalized to construction in progress for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest		Capitalized Interest
	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Development Project	2021	2020	2021	2020	2021	2020
Lower East Side Moxy Hotel	$130,416	$98,608	$1,662	$1,146	$4,007	$3,253
Exterior Street Project	86,532	74,230	477	722	1,516	2,510
Total	$216,948	$172,838	$2,139	$1,868	$5,523	$5,763

4.	Disposition of the Santa Clara Data Center

On January 10, 2019, the Company acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party, for approximately $10.6 million. Subsequently, the Company completed certain activities associated with the potential development and construction of the Santa Clara Data Center on the Martin Avenue Land.

As of December 31, 2020, the Company had incurred and capitalized to construction in progress aggregate costs of $13.4 million related to the Santa Clara Data Center, which were included in construction in progress on its consolidated balance sheet as of that date. Additionally, during the three and nine months ended September 30, 2020, $0.1 million and $0.3 million, respectively, of interest was capitalized to construction in progress for the Santa Clara Data Center. No interest was capitalized for the Santa Clara Data Center during the 2021 periods.

On July 7, 2021, the Company completed the disposition of the Santa Clara Data Center to Prime Data Centers, Corp. (the “Santa Clara Data Center Buyer”), an unrelated third party, for aggregate consideration of $13.9 million. In connection with the disposition of the Santa Clara Data Center, the Company recognized a gain on sale of investment property of $0.2 million during the third quarter of 2021.

The disposition of the Santa Clara Data Center did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Santa Clara Data Center are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$5,186	$2,855	$(170)	$7,871
Marco OP Units and Marco II OP Units	19,227	7,968	-	27,195
	24,413	10,823	(170)	35,066
Debt securities:
Corporate Bonds	18,145	532	(90)	18,587

Total	$42,558	$11,355	$(260)	$53,653

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Equity Securities, primarily REITs	$9,386	$2,054	$(575)	$10,865
Marco OP Units and Marco II OP Units	19,227	-	(1,383)	17,844
	28,613	2,054	(1,958)	28,709
Debt securities:
Corporate Bonds	16,964	546	(148)	17,362

Total	$45,577	$2,600	$(2,106)	$46,071

As of both September 30, 2021 and December 31, 2020, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon in exchange for cash or similar number of shares of Simon’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $129.97 per share and $85.28 per share as of September 30, 2021 and December 31, 2020, respectively.

Since 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. Primarily because of this volatility, the Company incurred unrealized losses of $3.5 million and $1.5 million, for the three months ended September 30, 2021 and 2020, respectively, and an unrealized gain of $10.6 million for the nine months ended September 30, 2021 and an unrealized loss of $20.1 million for the nine months ended September 30, 2020. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of September 30, 2021, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2021	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$7,871	$-	$-	$7,871
Marco OP and OP II Units	-	27,195	-	27,195
Corporate Bonds	-	18,587	-	18,587
Total	$7,871	$45,782	$-	$53,653

	Fair Value Measurement Using
As of December 31, 2020	Level 1	Level 2	Level 3	Total

Marketable Securities:
Equity Securities, primarily REITs	$10,865	$-	$-	$10,865
Marco OP and OP II Units	-	17,844	-	17,844
Corporate Bonds	-	17,362	-	17,362
Total	$10,865	$35,206	$-	$46,071

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

September 30, 2021
Due in 1 year	$2,018
Due in 1 year through 5 years	4,413
Due in 5 years through 10 years	531
Due after 10 years	11,625
Total	$18,587

Nonrecurring Fair Value Measurements

During the nine months ended September, 30, 2021, the Company recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value. In estimating the fair value of the St. Augustine Outlet Center, the Company used management’s internal comparable sales analysis prepared with consideration of local market conditions, which is considered Level 3 under the fair value hierarchy described above.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value	Loss
Assets:
Investment Property, net	$-	$-	$23,300	$23,300	$11,341

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is du]e on demand, bears interest at LIBOR + 0.85% (0.93% as of September 30, 2021) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2021 and December 31, 2020.

Line of Credit

The Company had a non-revolving credit facility (the “Line of Credit”) with a financial institution that provided for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, and bore interest at LIBOR + 1.35% (1.43% as of September 30, 2021). The Line of Credit was collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of September 30, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $15.0 million. No amounts were outstanding under the Line of Credit as of both September 30, 2021 and December 31, 2020. The Line of Credit matured on October 9, 2021 and the Company is currently finalizing the terms of a renewal of the Line of Credit with the lender.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

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

During the nine months ended September 30, 2021 and 2020, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $0.2 million and $21.9 million, respectively. Additionally, during the nine months ended September 30, 2021 and 2020, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $8.6 million and $14.2 million, respectively, based on their respective membership interests.

The following tables summarize the Notes Receivable as of the dates indicated:

							As of September 30, 2021
Joint	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	December 10, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(113)	$-	$3,963	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	December 10, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(242)	-	8,582	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(83)	19,917	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,540	(1,345)	(57)	9,138	6,960

LSC 87 Newkirk LLC (1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	-	-	-	-	-

Total							$67,440	$(1,700)	$(240)	$65,500	$6,960

(1)	Repaid in full during April 2021

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

							As of December 31, 2020
Joint	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	August 26, 2021	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2021	2020	2021	2020

LSC 162nd Capital I LLC	$123	$145	$373	$508

LSC 162nd Capital II LLC	266	314	807	1,099

LSC 1543 7th LLC	454	444	1,348	1,317

LSC 1650 Lincoln LLC	545	532	1,618	1,580

LSC 11640 Mayfield LLC	383	377	1,125	866

LSC 87 Newkirk LLC	-	812	1,585	812

Total	$1,771	$2,624	$6,856	$6,182

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of September 30, 2021	Maturity Date	Amount Due at Maturity	As of September 30, 2021	As of December 31, 2020

Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$69,880	$70,868

Lower East Side Moxy Hotel	Repaid in full on June 3, 2021			-	-	35,168

Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 8.00%)	8.00%	June 2024	35,610	35,610	-

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	14.00%	June 2024	4,898	4,898	-

Exterior Street Project	LIBOR + 2.25%	2.36%	April 2022	35,000	35,000	35,000

Santa Monica Notes Receivable	LIBOR + 3.75% (floor of 5.50%)	5.50%	February 2022	25,000	25,000	25,000

87 Newkirk Note Receivable	Repaid in full on April 5, 2021			-	-	27,500

Total mortgages payable		5.15%		$165,825	170,388	193,536

Less: Deferred financing costs					(6,443)	(1,151)

Total mortgages payable, net					$163,945	$192,385

LIBOR as of September 30, 2021 and December 31, 2020 was 0.08% and 0.14%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

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

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and matures on February 28, 2022. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures (see Note 6).

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

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

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) with MSD Partners, L.P. (“MSD”) providing for up to $90 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were advanced under the Moxy Senior Loan and used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of September 30, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) with Lionheart Strategic Management LLC (“Lionheart”) providing for up to $40 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of September 30, 2021, the outstanding principal balance of the Moxy Junior Loan was $4.9 million and the remaining availability under the facility was up to $35.1 million.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2021.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$340	$61,389	$1,454	$107,205	$-	$-	$170,388

Less: Deferred financing costs							(6,443)

Total principal maturities, net							$163,945

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2021, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2021) is scheduled to mature on April 9, 2022. The Company intends to refinance the Exterior Street Loan on or before the its maturity date.

The Santa Monica Loan (outstanding principal balance of $25.0 million as of September 30, 2021) is scheduled to mature on February 28, 2022. The Company currently intends to repay the Santa Monica Loan with the proceeds from the two nonrecourse loans originated by the Santa Monica Joint Ventures (see Note 6).

However, if the Company is unable to extend or refinance any of its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Leases

The Company’s retail property (St. Augustine Outlet Center) and multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our retail space leases expire between the remainder of 2021 and 2024.

As of September 30, 2021, the approximate fixed future minimum rent payments, excluding variable lease consideration, from the Company’s retail property, due to us under non-cancelable leases are as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$336	$341	$225	$40	$-	$-	$942

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

For the nine months ended September 30, 2021 the Company repurchased 111,470 shares of common stock, pursuant to its share repurchase program at an average price per share of $11.18 per share.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset management fees (general and administrative costs)	$206	$245	$661	$675
Property management fees (property operating expenses)	99	93	267	306
Development fees and cost reimbursement(1)	877	333	2,789	1,028
Total	$1,182	$671	$3,717	$2,009

(1)	Development fees and development costs that the Company reimburses its Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

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

During both the three and nine months ended September 30, 2021 and 2020, distributions of $0.5 million and $1.5 million, respectively, were declared and paid on the SLP units.

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
Preferred	Dividend	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Investments	Rate	2021	2020	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$184	$184	$546	$702
East 11th Street	12%	8,500	8,500	261	261	774	779
Miami Moxy	12%	-	-	-	-	-	45
Total		$14,500	$14,500	$445	$445	$1,320	$1,526

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $1.0 million and $1.1 million, as of September 30, 2021 and December 31, 2020, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$170.4	$174.0	$193.5	$198.0

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

Distribution Payment

On October 15, 2021, the distribution for the three-month period ending September 30, 2021 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

Distribution Declaration

On November 8, 2021, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending December 31, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on November 8, 2021, the Board of Directors declared a quarterly distribution for the quarterly period ending September 30, 2021 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT I, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT I, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.” Dollar amounts are presented in thousands, except per share data and where indicated in millions.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus REIT I, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT”), (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial, residential and hospitality properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties.

As of September 30, 2021, we have ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing approximately 0.3 million square feet of gross leasable area, and have a majority ownership interest of approximately 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

As a result of previously imposed restrictions, we temporarily closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. Primarily because of the impact of the COVID-19 pandemic, the property’s occupancy declined and also during 2020 we provided forbearance of certain rent payments to various tenants. Because of limited leasing success, we have been exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

Additionally, as a result of the COVID-19 pandemic, during 2020 we saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted. However, both occupancy and rental rates have improved considerably throughout 2021 and have returned to pre-COVID-19 levels.

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

Wholly Owned and Consolidated Real Estate Properties:

	Location	Year Built (Range of years built)	Date Acquired	Gross Leasable Area (“GLA”) in Square Feet/Leaseable Units		Percentage Occupied as of September 30, 2021	Annualized Revenues based on rents at September 30, 2021	Annualized Revenues per square foot/unit at September 30, 2021

St. Augustine Outlet Center (Retail Outlet Shopping Center (1)	St. Augustine, Florida	1998	March 2006	328,125	GLA	71.4%	$1.6 million	$6.96	sqft
Gantry Park Landing (Multi-Family Apartment Building)	Long Island City, New York	2013	August 2013	199	units	98.5%	$9.2 million	$47,075	unit

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants as September 30, 2021.

Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, we initially acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York and subsequently acquired an additional adjacent parcel in September 2021 on which we are developing and constructing a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”).

Exterior Street Project

On February 27, 2019, we, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York, on which we are developing and constructing a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of September 30, 2021:

Development Project
Lower East Side Moxy Hotel	$130,416
Exterior Street Project	86,532
Total	$216,948

Disposition of the Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”). Subsequently, we completed certain activities associated with the potential development and construction of a data center (the “Santa Clara Data Center”) on the Martin Avenue Land.

As of December 31, 2020, we incurred and capitalized to construction in progress aggregate costs of $13.4 million related to the Santa Clara Data Center, which were included in construction in progress on our consolidated balance sheet as of that date. Additionally, during the three and nine months ended September 30, 2020, $0.1 million and $0.3 million, respectively, of interest was capitalized to construction in progress for the Santa Clara Data Center. No interest was capitalized for the Santa Clara Data Center during the 2021 periods.

On July 7, 2021, we completed the disposition of the Santa Clara Data Center to Prime Data Centers, Corp. (the “Santa Clara Data Center Buyer”) an unrelated third party, for aggregate consideration of $13.9 million. In connection with the disposition of the Santa Clara Data Center, we recognized a gain on sale of investment property of $0.2 million during the third quarter of 2021.

The disposition of the Santa Clara Data Center did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Santa Clara Data Center are reflected in our results from continuing operations for all periods presented through its date of disposition.

Investment Impairment - St. Augustine Outlet Center

Because of limited leasing success, we have been exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration.

As a result of this change in our leasing strategy, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021 to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million.  In estimating the fair value of the St. Augustine Outlet Center, we used management’s internal analysis prepared with consideration of local market conditions.

We believe the reduced carrying value of the St. Augustine Outlet Center is currently recoverable.  However, if market conditions worsen unexpectedly or if changes in our strategy significantly affect any key assumptions used in determining the property’s estimated fair value, we may need to take additional impairment charges in future periods.

Results of Operations

For the Three Months Ended September 30, 2021 vs. September 30, 2020

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by $0.2 million to $2.3 million for the three months ended September 30, 2021 compared to $2.5 million for the same period in 2020.

Property operating expenses

Property operating expenses increased by $0.4 million to $1.4 million for the three months ended September 30, 2021 compared to $1.0 million for the same period in 2020. The increase in property operating expenses is primarily a result of lease termination fees incurred for the St. Augustine Outlet Center. (See “Investment Impairment - St. Augustine Outlet Center” above)

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended September 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses were $0.6 million for both the three months ended September 30, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization increased by $0.6 million to $1.5 million for the three months ended September 30, 2021 compared to $0.9 million for the same period in 2020. The increase in depreciation and amortization reflects changes to the estimated remaining useful life of certain tenant-related building improvements resulting from the lease terminations for the St. Augustine Outlet Center. See “Investment Impairment - St. Augustine Outlet Center” above.

Interest and dividend income

Interest and dividend income decreased by $0.5 million to $3.2 million for the three months ended September 30, 2021 compared to $3.7 million for the same period in 2020. The decrease primarily reflects lower interest income earned on our notes receivable of $0.9 million offset by higher interest and dividend income earned on our available cash and investments in marketable securities of $0.4 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.2 million to $0.6 million for the three months ended September 30, 2021 compared to $0.8 million for the same period in 2020. During the three months ended September 30, 2021 and 2020, $2.1 million and $1.9 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On July 7, 2021, we completed the disposition of the Santa Clara Data Center for a contractual sales price of $13.9 million and recognized a gain on the disposition of real estate of approximately $0.2 million during the third quarter of 2021.

Unrealized (loss)/gain on marketable equity securities

During the three months ended September 30, 2021 and 2020, we recorded unrealized losses on marketable equity securities of $3.5 million and $1.5 million, respectively. These unrealized losses represented the change in the fair value of our marketable equity securities during those periods.

Gain/(loss) on sale and redemption of marketable securities

During the three months ended September 30, 2021, we recorded a gain on the sale of marketable securities of $4.7 million. This gain represented the difference between the sales price and carrying value of our marketable securities sold during this period.

Impairment charge

During the three months ended September 30, 2021, we recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of our St. Augustine Outlet Center to its estimated fair value. See “Investment Impairment - St. Augustine Outlet Center” above.

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

For the Nine Months Ended September 30, 2021 vs. September 30, 2020

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $1.2 million to $7.6 million for the nine months ended September 30, 2021 compared to $8.8 million for the same period in 2020. This decrease was primarily attributable to reduced occupancy and rental rates for Gantry Park Landing during the 2021 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses increased by $0.2 million to $3.2 million for the nine months ended September 30, 2021 compared to $3.0 million for the same period in 2020. The increase in property operating expenses is primarily a result of lease termination fees incurred for the St. Augustine Outlet Center. (See “Investment Impairment - St. Augustine Outlet Center” above)

Real estate taxes

Real estate taxes were $0.3 million for both the nine months ended September 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses decreased by $0.5 million to $1.8 million for the nine months ended September 30, 2021 compared to $2.3 million for the same period in 2020 principally due to a decrease in bad debt expense.

Depreciation and amortization

Depreciation and amortization increased by $0.9 million to $3.8 million for the nine months ended September 30, 2021 compared to $2.9 million for the same period in 2020. The increase in depreciation and amortization reflects changes to the estimated remaining useful life of certain tenant-related building improvements resulting from the lease terminations for the St. Augustine Outlet Center. (See “Investment Impairment - St. Augustine Outlet Center” above)

Interest and dividend income

Interest and dividend income increased by approximately $1.0 million to $10.4 million for the nine months ended September 30, 2021 compared to $9.4 million for the same period in 2020. The increase primarily reflects higher interest income earned on our notes receivable of $0.7 million and higher interest and dividend income earned on our available cash and investments in marketable securities of $0.5 million, partially offset by lower investment income of $0.2 million from our Preferred Investments.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased slightly by $0.1 million to $2.0 million for the nine months ended September 30, 2021 compared to $2.1 million for the same period in 2020. During the nine months ended September 30, 2021 and 2020, $5.5 million and $5.8 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate

On July 7, 2021, we completed the disposition of the Santa Clara Data Center for a contractual sales price of $13.9 million and recognized a gain on the disposition of real estate of approximately $0.2 million during the nine months ended September 30, 2021.

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of approximately $3.6 million during the nine months ended September 30, 2021.

On April 6, 2020, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $2.1 million and recognized a gain on the disposition of real estate of approximately $1.6 million during the nine months ended September 30, 2020.

Unrealized (loss)/gain on marketable equity securities

During the nine months ended September 30, 2021, we recorded unrealized gains on marketable equity securities of $10.6 million and during the nine months ended September 30, 2020, we recorded unrealized losses on marketable equity securities of $20.1 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Gain/(loss) on sale and redemption of marketable securities

During the nine months ended September 30, 2021, we recorded a gain on the sale of marketable securities of $4.7 million and during the nine months ended September 30, 2020, we recorded a loss on the sale of marketable securities of $0.2 million. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Impairment charge

During the nine months ended September 30, 2021, we recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of our St. Augustine Outlet Center to its estimated fair value. See “Investment Impairment - St. Augustine Outlet Center” above.

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

We expect to meet our short-term liquidity requirements, including the costs of our expected non-recurring capital expenditures, including development activities, and scheduled debt service generally through working capital, redemptions of our Preferred Investments, repayments of our outstanding notes receivable, selective asset dispositions and/or new borrowings and refinancing of existing debt. On June 3, 2021, we closed on construction financings related to our Lower East Side Moxy Hotel development project and we ultimately expect to obtain construction financing to also fund a substantial portion of Exterior Street development project’s future development costs. See “Development Activities” for additional information. However, there can be no assurance we will be successful in obtaining additional construction financing at favorable terms, if at all.  As of September 30, 2021, we had $33.4 million of cash on hand, $1.7 million of restricted cash and $53.7 million of marketable securities. We believe that these cash resources along with construction financings will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2021, our total borrowings of $170.4 million represented 53% of net assets.

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

The following table represents the fees incurred associated with the payments to be made to our Advisor and its affiliates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset management fees (general and administrative costs)	$206	$245	$661	$675
Property management fees (property operating expenses)	99	93	267	306
Development fees and cost reimbursement(1)	877	333	2,789	1,028
Total	$1,182	$671	$3,717	$2,009

(1)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets.

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

During both the three and nine months ended September 30, 2021 and 2020, distributions of $0.5 million and $1.5 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2021	2020

Net cash flows provided by operating activities	$11,770	$9,722
Net cash flows provided by/(used in) investing activities	28,378	(45,252)
Net cash flows (used in)/provided by financing activities	(51,901)	15,835
Net change in cash, cash equivalents and restricted cash	(11,753)	(19,695)

Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of the period	$35,088	$60,105

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

Operating activities

The net cash provided by operating activities of $11.8 million for the nine months ended September 30, 2021 consists of the following:

●	cash inflows of approximately $6.8 million from our net income after adjustment for non-cash items; and

●	cash inflows of approximately $4.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $28.4 million for the nine months ended September 30, 2021 consists primarily of the following:

●	purchases of investment property of approximately $42.8 million;

●	net proceeds from the sale of marketable securities of $7.7 million

●	proceeds from notes receivable of $43.3 million; and

●	proceeds from the sale of investment property of $20.1 million.

Financing activities

The net cash used in financing activities of approximately $51.9 million for the nine months ended September 30, 2021 is primarily related to the following:

●	debt principal payments of $63.7 million;

●	proceeds from mortgage financing of $40.6 million;

●	payment of loan fees and expenses of $5.7 million;

●	redemption and cancellation of common shares of $1.2 million;

●	distributions to our noncontrolling interests of $10.5 million; and

●	distributions to our common shareholders of $11.5 million.

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

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) with MSD Partners, L.P. (“MSD”) providing for up to $90 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were advanced under the Moxy Senior Loan and used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of September 30, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) with Lionheart Strategic Management LLC (“Lionheart”) providing for up to $40 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of September 30, 2021, the outstanding principal balance of the Moxy Junior Loan was $4.9 million and the remaining availability under the facility was up to $35.1 million.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2021.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York (collectively, the “Exterior Street Land”), from Borden Realty Corp and 399 Exterior Street Associates LLC, unaffiliated third parties, for an aggregate purchase price of approximately $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We are using the various land parcels for the development and construction of a multi-family residential property (the “Exterior Street Project”).

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

The following is a summary of the amounts incurred and capitalized to construction in progress for the Lower East Side Moxy Hotel and the Exterior Street Project as of September 30, 2021:

Development Project
Lower East Side Moxy Hotel	$130,416
Exterior Street Project	86,532
Total	$216,948

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

The Preferred Investments are summarized as follows:

Preferred	Dividend	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Investments	Rate	2021	2020	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$184	$184	$546	$702
East 11th Street	12%	8,500	8,500	261	261	774	779
Miami Moxy	12%	-	-	-	-	-	45
Total		$14,500	$14,500	$445	$445	$1,320	$1,526

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

							As of September 30, 2021
Joint	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 162nd Capital I LLC	45.45%	$4,234	1.50%	February 5, 2019	December 10, 2021	Libor plus 7.50% (Floor of 11%)	$4,076	$(113)	$-	$3,963	$-

LSC 162nd Capital II LLC	45.45%	9,166	1.50%	February 5, 2019	December 10, 2021	Libor plus 7.50% (Floor of 11%)	8,824	(242)	-	8,582	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	20,000	-	(83)	19,917	-

LSC 1650 Lincoln LLC	50%	24,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	24,000	-	(100)	23,900	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,540	(1,345)	(57)	9,138	6,960

LSC 87 Newkirk LLC (1)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	Libor plus 6.00% (Floor of 7.00%)	-	-	-	-	-

Total							$67,440	$(1,700)	$(240)	$65,500	$6,960

(1) Repaid in full during April 2021

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2021	2020	2021	2020

LSC 162nd Capital I LLC	$123	$145	$373	$508

LSC 162nd Capital II LLC	266	314	807	1,099

LSC 1543 7th LLC	454	444	1,348	1,317

LSC 1650 Lincoln LLC	545	532	1,618	1,580

LSC 11640 Mayfield LLC	383	377	1,125	866

LSC 87 Newkirk LLC	-	812	1,585	812

Total	$1,771	$2,624	$6,856	$6,182

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

Pursuant to the DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of the Company’s current estimated per-share net asset value (the “Estimated Per-Share NAV”), as determined by the Company’s board of directors and reported by the Company from time to time.  On December 3, 2020, our Board of Directors determined our Estimated Per-Share NAV of $11.18 as of September 30, 2020, which resulted in a purchase price for shares under the DRIP of $10.62 per share. As of September 30, 2021, we had approximately 9.9 million shares available for issuance under our DRIP.

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

For the nine months ended September 30, 2021 we repurchased 111,470 shares of common stock, pursuant to our share repurchase program at an average price per share of $11.18 per share.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2021.

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Payable	$340	$61,389	$1,454	$107,205	$-	$-	$170,388
Interest Payments [1]	2,237	7,330	6,649	4,743	-	-	20,959

Total Contractual Obligations	$2,577	$68,719	$8,103	$111,948	$-	$-	$191,347

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of September 30, 2021 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.93% as of September 30, 2021) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account.  There were no amounts outstanding under the Margin Loan as of September 30, 2021 and December 31, 2020.

Line of Credit

We had a non-revolving credit facility (the “Line of Credit”) with a financial institution that provided for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, and bore interest at LIBOR + 1.35% (1.43% as of September 30, 2021). The Line of Credit was collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of September 30, 2021, the amount of borrowings available to be drawn under the Line of Credit was approximately $15.0 million. No amounts were outstanding under the Line of Credit as of both September 30, 2021 and December 31, 2020. The Line of Credit matured on October 9, 2021 and we are currently finalizing the terms of a renewal of the Line of Credit with the lender.

Debt Maturities

The Exterior Street Loan (outstanding principal balance of $35.0 million as of September 30, 2021) is scheduled to mature on April 9, 2022. We currently intend to refinance the Exterior Street Loan on or before its maturity date.

On November 12, 2019, we, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) (outstanding principal balance of $25.0 million as of September 30, 2021) which bears interest at LIBOR + 3.75%, subject to a 5.50% floor, and is currently scheduled to mature on February 28, 2022. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures. We currently intend to repay the Santa Monica Loan with the proceeds from the two nonrecourse loans originated by the Santa Monica Joint Ventures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)/income	$(8,338)	$1,319	$14,400	$(11,090)
FFO adjustments:
Depreciation and amortization of real estate assets	1,545	939	3,826	2,907
Gain on disposal of investment property	(213)	-	(3,802)	(1,562)
Impairment loss	11,341	-	11,341	-

FFO	4,335	2,258	25,765	(9,745)
MFFO adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Gain on debt extinguishment(4)	(175)	-	143	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	3,407	1,472	(10,670)	20,083
(Gain)/loss on sale of marketable securities(4)	(4,669)	-	(4,653)	230
MFFO	2,898	3,730	10,585	10,568
Straight-line rent(5)	22	89	(16)	102
MFFO - IPA recommended format(6)	$2,920	$3,819	$10,569	$10,670

Net (loss)/income	$(8,338)	$1,319	$14,400	$(11,090)
Less: income attributable to noncontrolling interests	(582)	(1,094)	(3,332)	(1,835)
Net (loss)/income applicable to Company’s common shares	$(8,920)	$225	$11,068	$(12,925)
Net (loss)/income per common share, basic and diluted	$(0.40)	$0.01	$0.50	$(0.58)

FFO	$4,335	$2,258	$25,765	$(9,745)
Less: FFO attributable to noncontrolling
interests	(1,018)	(544)	(4,058)	(857)
FFO attributable to Company’s common shares	$3,317	$1,714	$21,707	$(10,602)
FFO per common share, basic and diluted	$0.15	$0.08	$0.97	$(0.47)

MFFO - IPA recommended format	$2,920	$3,819	$10,569	$10,670
Less: MFFO attributable to noncontrolling interests	(923)	(887)	(3,421)	(2,842)
MFFO attributable to Company’s common shares	$1,997	$2,932	$7,148	$7,828

Weighted average number of common shares outstanding, basic and diluted	22,221	22,304	22,276	22,351

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
September 30, 2021

FFO attributable to Company’s common shares	$257,358
Distributions paid	$259,419

On or about October 15, 2021, the distribution for the three-month period ending September 30, 2021 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.18 as of September 30, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 12, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: November 12, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)