Form 10-K
period 2021-12-31
Lightstone Value Plus REIT I, Inc.
filed 2022-03-23
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 333-117367

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

There is no established market for the Registrant’s common shares. As of June 30, 2021, the last business day of the most recently completed second quarter, there were 22.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 16, 2021 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.75 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2022, there were 22.1 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT I, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) uncertainties regarding the COVID-19 pandemic, including its impact on our business and the economy generally, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, (vii) the availability of suitable acquisition opportunities and (viii) increases in operating costs. Accordingly, there is no assurance that the Lightstone REIT’s expectations will be realized.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT I is a Maryland corporation, formed on June 8, 2004, which has elected to be taxed, and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties and making other real estate-related investments located throughout the United States.

The Lightstone REIT I is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2021, we held a 98% general partnership interest in our Operating Partnership’s common units.

The Lightstone REIT I and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial, residential, and hospitality properties and make real estate-related investments, principally in the United States. Our real estate investments are held by us alone or jointly with other parties. We also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since its inception, we have owned and managed various commercial and residential properties located throughout the United States. We evaluate all of our real estate investments as one operating segment.

As of December 31, 2021, we have ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area, and have a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT I or the Operating Partnership.

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

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2021.

Other Noncontrolling Interests in Consolidated Subsidiaries

As of December 31, 2021, the other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2021, our total borrowings represented 59% of net assets.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

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

As a result of previously imposed restrictions, we temporarily closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. During the COVID-19 pandemic, the property’s occupancy declined and because of limited leasing success, we began exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

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

Employees

We do not have employees. We entered into an advisory agreement with our Advisor on April 22, 2005, pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by the Board of Directors. We pay our Advisor fees for services related to the investment and management of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Operating Properties

St. Augustine Outlet Center

We wholly own the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area located in St. Augustine, Florida. The St. Augustine Outlet Center was built in 1998 and subsequently acquired by us in 2006 and renovated and expanded in 2008. During the COVID-19 pandemic, the property’s occupancy declined and because of limited leasing success, we began exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. As of December 31, 2021, the property was 67% occupied. However, because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated during January 2022. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Gantry Park Landing

We have a 59.2% membership interest in a joint venture which developed, constructed and owns Gantry Park Landing, a multi-family apartment building located in Queens, New York. The following table contains certain information for Gantry Park Landing as of December 31, 2021.

	Location	Year Built	Leaseable Units	Percentage Occupied as of December 31, 2021	Annualized Revenues based on rents at December 31, 2021	Annualized Revenues per unit at December 31, 2021
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	199	99.0%	$9.5 million	$48,265

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2021 annualized.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York on which we are developing a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), which is currently under construction and expected to open during the fourth quarter of 2022.

Exterior Street Project

On February 27, 2019, we, initially acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York and subsequently acquired an additional adjacent parcel in September 2021 on which we are currently developing a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the amounts incurred and capitalized to construction in progress for our development projects as of December 31, 2021 (dollars in thousands):

Development Project
Lower East Side Moxy Hotel	$146,747
Exterior Street Project	87,467
Total	$234,214

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2022, we had 22.1 million common shares outstanding, held by a total of 5,963 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 16, 2021, our board of directors determined and approved our estimated NAV of $313.8 million and resulting estimated NAV per Share of $11.75, after allocations of value to special general partner interests, or SLP Units, in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of September 30, 2021. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit.

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

Our estimated NAV and resulting NAV per Share as of September 30, 2021 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to SLP Units. Our Advisor recommended and our board of directors established the estimated NAV per Share as of September 30, 2021 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and allocations of value to SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2021 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2021, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, for three of our properties (the “Stanger Appraised Properties”), all of which we wholly own and consolidate, consisting of (i) the St. Augustine Outlet Center and (ii) the Lower East Side Moxy Hotel and the Exterior Street Project (collectively, the “Development Properties”).

Stanger also prepared a NAV report (the “September 2021 NAV Report”) which estimates our NAV per Share as of September 30, 2021. The September 2021 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties, (ii) an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, our 59.2% majority-owned and consolidated multi-family residential property, (iii) Stanger’s estimated value of our outstanding indebtedness, (iv) our Advisor’s value opinion with respect to our 2.5% non-managing ownership interest in an unconsolidated joint venture (the “Joint Venture”), assuming a liquidation pursuant to the terms of the Joint Venture’s operating agreement, and our other investments in related parties, (v) Stanger’s estimate of the allocation of value to the SLP Units, and (vi) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of September 30, 2021.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2021, as well as the comparable calculation as of September 30, 2020. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2021		As of September 30, 2020
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$329,755	$14.53	$287,124	$12.60
Non-Real Estate Assets:
Cash and cash equivalents	32,245		56,521
Investments in related parties	15,541		15,657
Marketable securities, available for sale	53,071		36,192
Restricted escrows	1,601		2,419
Notes receivable, net	32,468		51,258
Other assets	1,840		1,337
Total non-real estate assets	136,766	6.02	163,384	7.17
Total Assets	466,521	20.55	450,508	19.77

Liabilities:
Mortgage notes payable	(131,811)		(140,441)
Notes payable	-		-
Other liabilities	(20,268)		(13,282)
Total liabilities	(152,079)	(6.70)	(153,723)	(6.75)
Other noncontrolling interests	(617)	(0.03)	(617)	(0.02)
Net Asset Value before Allocations to SLP Units	313,825	13.82	296,168	13.00
Allocations to SLP Units	(47,040)	(2.07)	(41,499)	(1.82)
Net Asset Value	$266,785	$11.75	$254,669	$11.18

Shares of Common Stock Outstanding(1)	22,702		22,784

Note:

(1)	Includes 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2021. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2021 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of September 30, 2021 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our board of directors to assist our board of directors in calculating our estimated NAV per Share as of September 30, 2021. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate properties:

As of September 30, 2021, we have ownership interests in four consolidated properties (collectively, the “Real Estate Properties”).

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of three of our four consolidated properties in which we held ownership interests as of September 30, 2021. The Stanger Appraised Properties consist of the St. Augustine Outlet Center and the Development Properties. We also engaged another independent third-party valuation firm to provide an appraisal report for Gantry Park Landing. In preparing their appraisal reports, the scope of the work performed by Stanger and the other independent third-party valuation firm included the following procedures, as well other factors:

●	A review of all property level information provided by our Advisor;

●	A review of the historical performance of our real estate investments and business plans related to operations of the investments;

●	A review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	A review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

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

St. Augustine Outlet Center

As of September 30, 2021, our wholly owned St. Augustine Outlet Center, a retail property, was valued at $24.9 million, based on a sales comparison approach.

Gantry Park Landing

As of September 30, 2021, our 59.2% ownership interest in Gantry Park Landing, a multi-family residential property, was valued at $75.5 million. The following summarizes the key assumptions that were used in the discounted cash flow model to estimate the value of Gantry Park Landing as of September 30, 2021:

Gantry
Park Landing
Weighted-average:
Exit capitalization rate	4.25%
Discount rate	5.25%
Annual market rent growth rate	2.95%
Annual net operating income growth rate	2.88%
Holding period (in years)	11.0

While we believe that the assumptions made by the other independent third-party appraisal firm for Gantry Park Landing are reasonable, a change in these assumptions would impact the calculation of the estimated value included in our Real Estate Properties. The table below represents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the capitalization rate and discount rate for Gantry Park Landing. The table is presented to provide a hypothetical illustration of the possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.19)	$0.22
Discount rate	$(0.07)	$0.07

Development Properties

As of September 30, 2021, we wholly own and consolidate the Development Properties consisting of the following:

Lower East Side Moxy Hotel

As of September 30, 2021, we wholly own and consolidate the Lower East Side Moxy Hotel, a development project which when completed will consist of a 296-room Marriott-branded hotel located at 147-151 Bowery, New York, New York As of September 30, 2021, because the Lower East Side Moxy Hotel was under development, Stanger deemed it appropriate to determine its fair value of $132.7 million as of that date based on the estimated fair value of the underlying land of $58.7 million (using a sales comparison approach) plus other development costs incurred of $74.0 million.

Exterior Street Project

As of September 30, 2021, we wholly own and consolidate the Exterior Street Project, a multi-family development project located at 355 and 399 Exterior Street, New York, New York. As of September 30, 2021, because the Exterior Street Project was under development, Stanger deemed it appropriate to determine its fair value of $96.6 million as of that date based on the aggregate estimated fair value of the underlying land of $70.1 million (using a sales comparison approach) plus other development costs incurred of $26.5 million.

The aggregate fair value of our Real Estate Properties of $329.8 million compared to their aggregate carrying value of $275.7 million, both as of September 30, 2021, equates to an increase in value of 19.6%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Investments in related parties: As of September 30, 2021, we had various investments in related parties, which were classified as investments in related parties in our consolidated balance sheets, as follows:

●	As of September 30, 2021, we have a 2.5% non-managing ownership interest in the Joint Venture, which owns seven hospitality properties. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Joint Venture. We do not consolidate our ownership interest in the Joint Venture but rather account for it under the cost method of accounting. As of September 30, 2021, our Advisor estimated the fair value of our ownership interest in the Joint Venture was $1.0 million based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets, which approximated our carrying value.

●	We have entered into agreements with various related party entities pursuant to which we have made aggregate outstanding contributions of $14.5 million to affiliates of our Sponsor which have either developed or are developing various residential and hospitality projects located in the New York City and Miami metropolitan areas. These contributions were made pursuant to instruments (the “Preferred Investments”) that entitle us to monthly preferred distributions at 12% per annum and are classified as held-to-maturity securities and are recorded at cost. As of September 30, 2021, the aggregate estimated value of our Preferred Investments of $14.5 million approximated their carrying values based on market rates for similar instruments.

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

Mortgage notes payable: We have mortgage notes payable that bear interest at both variable and fixed rates. The estimated values of our variable-rate mortgage loans were generally deemed to approximate their carrying values because their interest rates move in conjunction with changes to market interest rates. The estimated values for our fixed-rate mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The market interest rates for our fixed-rate mortgage loans were generally determined based on market rates for available comparable debt. The estimated market interest rates for our fixed-rate mortgage loans ranged from 2.35% to 2.85% as of September 30, 2021.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, a $47.0 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2021.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of September 30, 2020 – Current Report on Form 8-K filed on December 14, 2020

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests less any allocations to the SLP Units divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, our board of directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current NAV per Share, as determined by the Company’s board of directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are expected to be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021, we repurchased 143,918 shares of common stock for $11.18 per share, pursuant to the SRP. For the period from January 1 through March 24, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to the SRP.

On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

2020 Tender Offer

We commenced a tender offer on June 15, 2020, pursuant to which we offered to acquire up to 225,000 of our shares of common stock at a purchase price of $5.00 per share, or $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, we repurchased 0.1 million shares of our common stock for an aggregate of $0.3 million in August 2020.

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the our board of directors and reported by us from time to time. On December 16, 2021, our board of directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of December 31, 2021, 9.9 million shares remain available for issuance under our DRIP.

Our board of directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Distributions on Common Shares

Our board of directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, our board of directors has declared regular quarterly distributions at the annualized rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2021, we have paid aggregate distribution in the amount of $263.3 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during both of the years ended December 31, 2021 and 2020 were $15.6 million.

On March 18, 2022, our board of directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2021. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

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

During each of the years ended December 31, 2021 and 2020, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2021, cumulative distributions declared were $29.7 million, of which $29.2 million have been paid. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2021, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 18, 2022, our board of directors declared a quarterly distribution for the quarterly period ending March 31, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Overview

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), (together with the Operating Partnership (as defined below), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial, residential and hospitality properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties.

As of December 31, 2021, we have ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area, and have a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

We do not have employees. We entered into an advisory agreement pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors (the “Board of Directors”). We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

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

As a result of previously imposed restrictions, we temporarily closed our St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. During the COVID-19 pandemic, the property’s occupancy declined and because of limited leasing success, we began exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

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

Once a development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to that development project are transferred to land and improvements, buildings and improvements, and furniture and fixtures on our consolidated balance sheets at the historical cost of the property.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Results of Operations

Disposition of the Santa Clara Data Center

On January 10, 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party for $10.6 million. Subsequently, we completed certain activities associated with the potential development and construction of a data center on the Martin Avenue Land (the “Santa Clara Data Center”).

On July 7, 2021, we disposed of the Santa Clara Data Center to an unrelated third party for a contractual sales price of $13.9 million. In connection with the disposition of the Santa Clara Data Center, we recognized a gain on sale of investment property of $0.2 million during the third quarter of 2021.

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

Investment Impairment - St. Augustine Outlet Center

During the COVID-19 pandemic, St. Augustine Outlet Center’s occupancy declined and because of limited leasing success, we began been exploring various strategic alternatives for the property and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021 to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million as of September 30, 2021. In estimating the fair value of the St. Augustine Outlet Center, we used management’s internal analysis prepared with consideration of local market conditions.

We believe the reduced carrying value of the St. Augustine Outlet Center is currently recoverable. However, if market conditions worsen unexpectedly or if changes in its strategy significantly affect any key assumptions used in determining the property’s estimated fair value, we may need to take additional impairment charges in future periods.

For the Year Ended December 31, 2021 vs. December 31, 2020

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by $0.9 million to $10.4 million for the year ended December 31, 2021 compared to $11.3 million for the same period in 2020. This decrease was primarily attributable to reduced occupancy and rental rates for Gantry Park Landing during the 2021 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses increased by $0.2 million to $4.2 million for the year ended December 31, 2021 compared to $4.0 million for the same period in 2020. The increase in property operating expenses is primarily a result of lease termination fees incurred for the St. Augustine Outlet Center. See “Investment Impairment - St. Augustine Outlet Center” above.

Real estate taxes

Real estate taxes decreased by $0.3 million to $0.3 million for the year ended December 31, 2021 compared to $0.6 million for the same period in 2020. The decrease reflects lower real estate taxes resulting from the sale of the Santa Clara Data Center and certain land parcels adjacent to the St. Augustine Outlet Center.

General and administrative expenses

General and administrative expenses decreased by $0.5 million to $2.6 million for the year ended December 31, 2021 compared to $3.1 million for the same period in 2020 principally due to lower bad debt expense in 2021.

Impairment charge

During the third quarter of 2021, we recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of our St. Augustine Outlet Center to its estimated fair value as of September 30, 2021. See “Investment Impairment - St. Augustine Outlet Center” above.

Depreciation and amortization

Depreciation and amortization increased by $1.5 million to $5.5 million for the year ended December 31, 2021 compared to $4.0 million for the same period in 2020. The increase in depreciation and amortization reflects changes to the estimated remaining useful lives of certain tenant-related building improvements resulting from lease terminations for the St. Augustine Outlet Center. See “Investment Impairment - St. Augustine Outlet Center” above.

Interest and dividend income

Interest and dividend income increased by $0.8 million to $13.8 million for the year ended December 31, 2021 compared to $13.0 million for the same period in 2020. The increase primarily reflects higher interest income earned on our notes receivable of $0.3 million and higher interest and dividend income earned on our available cash and investments in marketable securities of $0.7 million, partially offset by lower investment income of $0.2 million from our Preferred Investments.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.4 million to $2.6 million for the year ended December 31, 2021 compared to $3.0 million for the same period in 2020. During the year ended December 31, 2021 and 2020, $8.2 million and $7.8 million, respectively, of interest was capitalized to construction in progress for our development projects.

Gain on disposition of real estate, net

Our gain on disposition of real estate, net of $3.9 million during the year ended December 31, 2021 primarily is attributable to a second quarter gain of $3.6 million recognized in connection with the disposition of a parcel of land adjacent to St. Augustine Outlet Center and a third quarter gain of $0.2 million recognized in connection with the disposition of the Santa Clara Data Center.

Our gain on disposition of real estate, net of $1.6 million during the year ended December 31, 2020 consists of a second quarter gain of $1.6 million recognized in connection with the disposition of a parcel of land adjacent to the St. Augustine Outlet Center.

Unrealized gain/(loss) on marketable equity securities

During the year ended December 31, 2021, we recorded unrealized gains on marketable equity securities of $16.5 million and during the year ended December 31, 2020, we recorded unrealized losses on marketable equity securities of $12.2 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Gain/(loss) on sale and redemption of marketable securities

During the year ended December 31, 2021, we recorded a gain on the sale of marketable securities of $5.9 million and during the year ended December 31, 2020, we recorded a loss on the sale of marketable securities of $0.2 million. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2021, we had $39.4 million of cash on hand, $3.2 million of restricted cash and $62.8 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with rental income from our operating properties; interest and dividend income earned on our marketable securities, notes receivable and preferred investments; as well as proceeds received from the repayment of the notes receivable and redemptions of the preferred investments will be sufficient to satisfy our expected cash requirements primarily consisting our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities) and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

We currently have two development projects (see “Development Activities”). With respect to our Lower East Side Moxy Hotel, which is currently under construction and expected to open during the fourth quarter of 2022, we have obtained construction financings and the remaining costs associated with the construction of the Lower East Side Moxy Hotel are expected to be funded from the remaining availability under such construction financings. See “Development Activities - Lower East Side Moxy Hotel” for additional information. Our Exterior Street Project is currently under development and we expect to seek construction financing to fund a substantial portion of its future development and construction costs. See “Development Activities – Exterior Street Project” for additional information.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2021, our total borrowings of $171.8 million represented 53% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Year Ended
	December 31, 2021	December 31, 2020
Asset management fees (general and administrative costs)	$849	$919
Property management fees (property operating expenses)	362	388
Development fees and cost reimbursement(1)	3,595	1,337
Total	$4,806	$2,644

(1)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets. As of December 31, 2021, we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

During both the of the years ended December 31, 2021 and 2020, distributions of $2.1 million were declared and paid on the SLP units.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2021, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2021, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows provided by operating activities	$10,001	$10,144
Cash flows provided by/(used in) investing activities	49,161	(54,493)
Cash flows (used in)/provided by financing activities	(63,411)	11,390
Net change in cash, cash equivalents and restricted cash	(4,249)	(32,959)
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of year	$42,592	$46,841

Operating activities

The net cash provided by operating activities of $10.0 million for the year ended December 31, 2021 consists of the following:

●	cash inflows of $9.8 million from our net income after adjustment for non-cash items; and

●	cash inflows of $0.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $49.2 million for the year ended December 31, 2021 consists primarily of the following:

●	purchases of investment property of $59.5 million;

●	net proceeds from the sale of marketable securities of $5.2 million

●	proceeds from notes receivable of $83.2 million; and

●	proceeds from the sale of investment property of $20.2 million.

Financing activities

The net cash used in financing activities of $63.4 million for the year ended December 31, 2021 is primarily related to the following:

●	debt principal payments of $89.1 million;

●	proceeds from mortgage financing of $67.3 million;

●	payment of loan fees and expenses of $6.1 million;

●	redemption and cancellation of common shares of $1.6 million;

●	distributions to our noncontrolling interests of $18.8 million; and

●	distributions to our common shareholders of $15.3 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. We are using the land and air rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer will be paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

Previously on December 3, 2018, we had entered into a mortgage loan which was collateralized by the Lower East Side Moxy Hotel (the “Lower East Side Moxy Mortgage”) for $35.6 million. The Lower East Side Moxy Mortgage had an initial term of two years, bore interest at the London Interbank Offered Rate (“LIBOR”) + 4.25%, subject to a 6.63% floor, and required monthly interest-only payments through its stated maturity with the entire unpaid balance due upon maturity. In November 2020 the maturity date of Lower East Side Moxy Mortgage was extended to March 3, 2021 and in March 2021 it was further extended until June 3, 2021, on which date it was then repaid in full as discussed below.

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of December 31, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of December 31, 2021, the outstanding principal balance of the Moxy Junior Loan was $24.6 million and the remaining availability under the facility was up to $15.4 million.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We are using the land parcels for the development of a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which commencing on October 10, 2020 bears interest at LIBOR + 2.25% through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% and requires monthly interest-only payments through its maturity date. The Exterior Street Loans are scheduled to mature on April 9, 2022, with a six-month extension option, subject to certain conditions and are collateralized by the Exterior Street Project.

The following is a summary of the amounts incurred and capitalized to development projects on the consolidated balance sheet for the Lower East Side Moxy Hotel and the Exterior Street Project as of December 31, 2021:

Development Project
Lower East Side Moxy Hotel	$146,747
Exterior Street Project	87,467
Total	$234,214

To-date the ongoing COVID-19 pandemic as well as other economic conditions and uncertainties have not had a significant impact on our development activities associated with either the Lower East Side Moxy Hotel or the Exterior Street Project. As discussed above, we have already obtained construction financing for the Lower East Side Moxy Hotel and it is currently under construction and expected to open during the fourth quarter of 2022. However, with respect to our Exterior Street Project which is currently under development, we currently expect to seek construction financing to fund a substantial portion of its future development and construction costs. The ongoing COVID-19 pandemic as well as other economic conditions and uncertainties may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Although we currently believe our capital resources are sufficient to fund our expected development activities for the next 12 months, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$730	$886
East 11th Street	12%	8,500	8,500	1,034	1,040
Miami Moxy	12%	-	-	-	45
Total Preferred Investments		$14,500	$14,500	$1,764	$1,971

Note:

(1)	Included in interest and dividend income on the statements of operations.

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

The Joint Venture Promissory Notes generally provide for monthly interest at a prescribed variable rate, subject to a floor. In connection with the initial funding of the Joint Venture Promissory Notes, the NR Joint Ventures receive origination fees (ranging from 1.00% to 1.50%) based on the principal commitment under the loan and retain a portion of the loan proceeds to establish a reserve for interest and other items (the “Loan Reserves”). The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets.

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for additional one-year extension options subject to satisfaction of certain conditions, including the funding of additional Loan Reserves and payment of extension fees. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

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

The Notes Receivable are summarized as follows:

							As of December 31, 2021
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

							As of December 31, 2020
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC (3)	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC (3)	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC (3)	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC (4)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

Notes:

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.
(3)	Repaid in full during December 2021.
(4)	Repaid in full during April 2021.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
Joint Venture/Lender	2021	2020
LSC 162nd Capital I LLC	$491	$641

LSC 162nd Capital II LLC	1,063	1,387

LSC 1543 7th LLC	1,802	1,770

LSC 1650 Lincoln LLC	2,317	2,124

LSC 11640 Mayfield LLC	1,875	1,243

LSC 87 Newkirk LLC	1,585	1,625

Total	$9,133	$8,790

Stockholder’s Equity

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021, we repurchased 143,918 shares of common stock for $11.18 per share, pursuant to the SRP. For the period from January 1 through March 24, 2020, we repurchased 287,987 shares of common stock for $10.87 per share, pursuant to the SRP.

On March 18, 2022, The Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

2020 Tender Offer

We commenced a tender offer on June 15, 2020, pursuant to which we offered to acquire up to 225,000 of our shares of common stock at a purchase price of $5.00 per share, or $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, we repurchased 0.1 million shares of our common stock for an aggregate of $0.3 million in August 2020.

Distribution Reinvestment Program (“DRIP”)

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Board of Directors and reported by us from time to time. On December 16, 2021, the Board of Directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of December 31, 2021, 9.9 million shares remain available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions Declared by the Board of Directors

Common Shares

During the years ended December 31, 2021 and 2020, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during both of the years ended December 31, 2021 and 2020 were $15.6 million.

On March 18, 2022, the Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2022. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

SLP Units

For both of the years ended December 31, 2021 and 2020, total distributions declared and paid on the SLP Units were $2.1 million. Additionally, on March 18, 2022, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2021.

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$43,389	$1,454	$126,910	$-	$-	$-	$171,753
Interest Payments[1]	9,786	9,446	6,169	-	-	-	25,401

Total Contractual Obligations	$53,175	$10,900	$133,079	$-	$-	$-	$197,154

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2021 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.95% as of December 31, 2021) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of December 31, 2021 and 2020.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (1.45% as of December 31, 2021). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of December 31, 2021, the amount of borrowings available to be drawn under the Line of Credit was $18.4 million. No amounts were outstanding under the Line of Credit as of both December 31, 2021 and 2020.

LIBOR

The Moxy Construction Loans, Exterior Street Loans, Margin Loan and Line of Credit are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

Debt Maturities

The Exterior Street Loans (outstanding principal balance of $42.0 million as of December 31, 2021) mature on April 9, 2022. We currently intend to extend or refinance the Exterior Street Loans on or before their maturity date.

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

	For the Years Ended
	December 31, 2021	December 31, 2020
Net income/(loss)	$23,963	$(1,087)
FFO adjustments:
Depreciation and amortization	5,523	3,956
Gain on disposal of real estate, net	(3,947)	(1,562)
Impairment charge	11,341	-
FFO	36,880	1,307
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Noncash adjustments:
Amortization of above or below market leases and liabilities(2)	-	-
Mark to market adjustments(3)	(16,650)	12,204
Loss on debt extinguishment(4)	103	-
(Gain)/loss on sale of marketable securities(4)	(5,882)	230
MFFO	14,451	13,741
Straight-line rent(5)	5	104
MFFO - IPA recommended format	$14,456	$13,845

Net income/(loss)	$23,963	$(1,087)
Less: income attributable to noncontrolling interests	(4,880)	(3,202)
Net income/(loss) applicable to Company’s common shares	$19,083	$(4,289)
Net income/(loss) per common share, basic and diluted	$0.86	$(0.19)

FFO	$36,880	$1,307
Less: FFO attributable to noncontrolling interests	(5,799)	(1,697)
FFO attributable to Company’s common shares	$31,081	$(390)
FFO per common share, basic and diluted	$1.40	$(0.02)

MFFO - IPA recommended format	$14,456	$13,845
Less: MFFO attributable to noncontrolling interests	(4,755)	(3,634)
MFFO attributable to Company’s common shares	$9,701	$10,211

Weighted average number of common shares outstanding, basic and diluted	22,254	22,337

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2021
FFO attributable to Company’s common shares	$266,732
Distributions Paid	$263,308

For the year ended December 31, 2021, we paid cash distributions of $15.3 million. Cash flow from operations was $10.0 million and FFO attributable to Company’s common shares for the year ended December 31, 2021 was $31.1 million. For the year ended December 31, 2020, we paid cash distributions of $15.4 million. Cash flow from operations was $10.1 million and FFO attributable to Company’s common shares for the year ended December 31, 2020 was negative $0.4 million.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information concerning accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT I, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT I, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property –Impairment of Investment Property

As of December 31, 2021, the Company had investment property, net of accumulated depreciation, of approximately $81.6 million. As more fully described in Note 2 to the financial statements, the Company reviews its investment properties for impairment at the lowest identifiable level, the individual property level, whenever events or change in circumstances indicate that the carrying value of a particular property may not be recoverable. When such conditions exist, the Company performs a recoverability analysis to determine if the estimated undiscounted projected cash flows from operations and the estimated proceeds from the ultimate disposition of an investment property exceed the property’s carrying values. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and projected cash flows, net operating income, current market and other applicable trends, estimated capitalization rates, and residual values. In the event the analysis indicates that a potential impairment exists, the Company will perform an additional analysis to assess the recoverability of the carrying value of the real estate.

We identified the investment property impairment evaluation as a critical audit matter due to estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for investment property is sensitive to significant assumptions such as forecasted cash flows and net operating income, estimated capitalization rates, and residual values, all of which can be affected by expectations about future market or economic conditions, demand, and competition. This in turn led to a high degree of auditor judgment and subjectivity and significant audit effort was required in performing procedures to evaluate management's investment property impairment evaluation.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested estimated undiscounted cash flows by comparing them to historical operating results by property and the reasonableness of key inputs including forecasted net operating income, capitalization rates, and assumed hold periods. We held discussions with management about the current status of each property and management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. We compared anticipated sales values and capitalization rates with comparable observable market data, which involved the use of our valuation specialists. When assessing the assumptions related to estimated undiscounted cash flows, we evaluated whether the assumptions used were reasonable considering the past and current performance of the property and considered whether they were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York

March 23, 2022

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2021	As of December 31, 2020
Assets
Investment property:
Land and improvements	$27,301	$30,143
Building and improvements	88,830	101,492
Furniture and fixtures	2,479	2,453
Construction in progress	10	8
Gross investment property	118,620	134,096
Less accumulated depreciation	(37,019)	(33,038)
Net investment property	81,601	101,058
Development projects	234,214	186,188
Investments in related parties	15,509	15,590
Cash and cash equivalents	39,405	44,446
Marketable securities	62,814	46,071
Restricted cash	3,187	2,395
Notes receivable, net	26,854	104,624
Prepaid expenses and other assets	2,068	1,869
Total Assets	$465,652	$502,241

Liabilities and Stockholders’ Equity
Mortgages payable, net	$165,570	$192,385
Accounts payable, accrued expenses and other liabilities	11,082	8,641
Due to related parties	208	241
Tenant allowances and deposits payable	488	487
Distributions payable	3,885	3,905
Deferred rental income	194	399
Total Liabilities	181,427	206,058

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.2 million and 22.3 million shares issued and outstanding, respectively	222	223
Additional paid-in-capital	168,363	169,649
Accumulated other comprehensive (loss)/income	(40)	378
Accumulated surplus	93,134	89,639
Total Company’s stockholders’ equity	261,679	259,889
Noncontrolling interests	22,546	36,294
Total Stockholders’ Equity	284,225	296,183
Total Liabilities and Stockholders’ Equity	$465,652	$502,241

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Revenues:
Rental income	$10,214	$10,972
Tenant recovery income	139	288
Total revenues	10,353	11,260

Expenses:
Property operating expenses	4,159	3,967
Real estate taxes	312	555
General and administrative costs	2,580	3,144
Impairment charge	11,341	-
Depreciation and amortization	5,523	3,956
Total operating expenses	23,915	11,622

Operating loss	(13,562)	(362)

Interest and dividend income	13,754	13,008
Interest expense	(2,565)	(2,978)
Gain on disposition of real estate, net	3,947	1,562
Gain/(loss) on sale of marketable securities	5,882	(230)
Unrealized gain/(loss) on marketable equity securities	16,481	(12,204)
Other income, net	26	117
Net income/(loss)	23,963	(1,087)
Less: net income attributable to noncontrolling interests	(4,880)	(3,202)
Net income/(loss) attributable to Company’s common shares	$19,083	$(4,289)

Basic and diluted net income/(loss) per Company’s common share:
Net income/(loss) per Company’s common shares, basic and diluted	$0.86	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	22,254	22,337

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Net income/(loss)	$23,963	$(1,087)

Other comprehensive loss:
Holding gain/(loss) on available for sale debt securities	5,455	(21)
Reclassification adjustment for gain included in net income	(5,882)	—
Other comprehensive loss:	(427)	(21)
Comprehensive income/(loss)	23,536	(1,108)

Less: Comprehensive income attributable to noncontrolling interests	(4,871)	(3,211)

Comprehensive income/(loss) attributable to the Company’s common shares	$18,665	$(4,319)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2019	22,608	$226	$172,749	$408	$109,559	$28,831	$311,773

Net loss	-	-	-	-	(4,289)	3,202	(1,087)
Other comprehensive loss	-	-	-	(30)	-	9	(21)
Distributions declared (a)	-	-	-	-	(15,631)	-	(15,631)
Distributions paid to noncontrolling interests	-	-	-	-	-	(18,078)	(18,078)
Contributions received from noncontrolling interests	-	-	-	-	-	22,330	22,330
Redemption, cancellation and tender of shares	(343)	(3)	(3,429)	-	-	-	(3,432)
Shares issued from distribution reinvestment program	29	-	329	-	-	-	329
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183

Net income	-	-	-	-	19,083	4,880	23,963
Other comprehensive loss	-	-	-	(418)	-	(9)	(427)
Distributions declared (a)	-	-	-	-	(15,588)	-	(15,588)
Distributions paid to noncontrolling interests	-	-	-	-	-	(18,805)	(18,805)
Contributions received from noncontrolling interests	-	-	-	-	-	186	186
Redemption and cancellation of shares	(144)	(1)	(1,610)	-	-	-	(1,611)
Shares issued from distribution reinvestment program	31	-	324	-	-	-	324
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225

(a)	Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$23,963	$(1,087)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	5,523	3,956
Unrealized (gain)/loss on marketable equity securities	(16,481)	12,204
(Gain)/loss on sale of marketable securities	(5,882)	230
Amortization of deferred financing costs	445	601
Noncash interest income	(5,387)	(5,422)
Gain on disposition of real estate	(3,947)	(1,562)
Other non-cash adjustments	208	374
Impairment charge	11,341	-
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(298)	47
Increase/(decrease) in tenant allowances and deposits payable	19	(419)
Increase in accounts payable, accrued expenses and other liabilities	735	1,350
Decrease in due to related parties	(33)	(3)
Decrease in deferred rental income	(205)	(125)
Net cash provided by operating activities	10,001	10,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(59,465)	(29,442)
Purchase of marketable securities	(8,434)	(8,048)
Proceeds from sale of marketable securities	13,627	4,260
Proceeds from disposition of real estate	20,197	2,082
Investment in joint venture	(78)	(129)
Proceeds from joint venture	158	263
Funding of notes receivable	-	(43,979)
Proceeds from notes receivable	83,156	500
Proceeds from investments in related parties	-	20,000
Net cash provided by/(used in) investing activities	49,161	(54,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	67,302	27,839
Mortgage principal payments	(89,085)	(1,260)
Payment of loan fees and expenses	(6,114)	(651)
Redemption, cancellation and tender of common shares	(1,611)	(3,432)
Contributions received from noncontrolling interests	186	22,330
Distributions paid to noncontrolling interests	(18,805)	(18,078)
Distributions paid to Company’s common stockholders	(15,284)	(15,358)
Net cash (used in)/provided by financing activities	(63,411)	11,390

Net change in cash, cash equivalents and restricted cash	(4,249)	(32,959)
Cash, cash equivalents and restricted cash, beginning of year	46,841	79,800
Cash, cash equivalents and restricted cash, end of period	$42,592	$46,841

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statement

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus REIT I, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, a Maryland corporation (“Lightstone REIT I”), formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

The Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2021, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

The Lightstone REIT I and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to the Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company evaluates all of its real estate investments as one operating segment. As of December 31, 2021, the Company has ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area, and has a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during the Company’s initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT I or the Operating Partnership.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2021.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor (see Note 11), (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates (see Note 11) and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.

See Note 11 for further discussion of noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

As a result of previously imposed restrictions, the Company temporarily closed its St. Augustine Outlet Center from March 20, 2020 through May 7, 2020. During the COVID-19 pandemic, the property’s occupancy declined and because of limited leasing success, the Company began exploring various strategic alternatives for its St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that it would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. See Note 8 for additional information.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2021, Lightstone REIT I had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity will be accounted for using the equity method. Investments in entities where the Company has virtually no influence are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for cash contributions and distributions.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	December 31,
	2021	2020
Cash and cash equivalents	$39,405	$44,446
Restricted cash	3,187	2,395
Total cash, cash equivalents and restricted cash	$42,592	$46,841

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash paid for interest	$9,395	$8,860

Distributions declared but not paid	$3,885	$3,905

Accrued development costs	$4,602	$3,995

Amortization of deferred financing costs included in development projects	$1,399	$1,151

Holding gain/loss on available for sale debt securities	$427	$21

Value of shares issued from distribution reinvestment program	$324	$329

Accrued loan exit fee included in deferred financing costs	$1,100	$-

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

Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board of Directors has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments of marketable securities of real estate companies up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

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
For the Years Ended December 31, 2021 and 2020
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

Once a development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to that development project are transferred to land and improvements, buildings and improvements, and furniture and fixtures on the Company’s consolidated balance sheets at the historical cost of the property.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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
For the Years Ended December 31, 2021 and 2020
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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and five to 10 years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease or the estimated useful life, if shorter. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Leases

The Company’s retail property (St. Augustine Outlet Center) and its multi-family residential property (Gantry Park Landing) are both leased to tenants under operating leases. Substantially all of our multi-family residential property leases have initial terms of 12 months or less. Our remaining retail space leases expire from 2022 through 2024.

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

As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, due to related parties, tenant allowances and deposits payable and deferred rental income approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$171.8	$174.4	$193.5	$198.0

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board pursuant to which awards were granted at fair market value as of the date of grant. This plan expired in April 2015. For the years ended December 31, 2021 and 2020, the Company had no compensation costs related to the incentive award plan.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects that the adoption of this standard will not have a material effect on its consolidated financial position, results of operations or cash flows.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The Company is using the land and air rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer will be paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022. See Notes 7 and 12 for additional information.

Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street, New York, New York from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The Company is using the land parcels for the development of a multi-family residential property (the “Exterior Street Project”).

Santa Clara Data Center

On January 10, 2019, the Company acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party for $10.6 million. Subsequently, the Company completed certain activities associated with the potential development and construction of a data center on the Martin Avenue Land (the “Santa Clara Data Center”).

On July 7, 2021, the Company disposed of the Santa Clara Data Center to an unrelated third party for a contractual sales price of $13.9 million. In connection with the disposition of the Santa Clara Data Center, the Company recognized a gain of $0.2 million during the third quarter of 2021, which is included in gain on disposition of real estate, net on the consolidated statements of operations.

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

The following is a summary of the amounts incurred and capitalized to each of the Company’s development projects as of the dates indicated and the amounts of interest capitalized to each of the Company’s development projects for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest
	As of December 31,	As of December 31,	Year Ended December 31,
Development Project	2021	2020	2021	2020
Lower East Side Moxy Hotel	$146,747	$98,608	$6,251	$4,425
Exterior Street Project	87,467	74,230	1,986	3,080
Santa Clara Data Center	-	13,350	-	295
Total	$234,214	$186,188	$8,237	$7,800

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions (see below for additional information). The Preferred Investments had an aggregate balance of $14.5 million as of December 31, 2021 and 2020, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the year ended December 31, 2020, the Company redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million. Additionally, during the years ended December 31, 2021 and 2020, the Company recognized investment income of $1.8 million and $2.0 million, respectively.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$730	$886
East 11th Street	12%	8,500	8,500	1,034	1,040
Miami Moxy	12%	-	-	-	45
Total Preferred Investments		$14,500	$14,500	$1,764	$1,971

Note:

(1)	Included in interest and dividend income on the statements of operations.

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related-party REIT also sponsored by the Company’s Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2021, fifteen of the condominium units had been sold.

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
For the Years Ended December 31, 2021 and 2020
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

Miami Moxy Preferred Investment

On September 30, 2016, the Company entered into an agreement with various related party entities pursuant to which it made aggregate contributions of $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”), which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which it constructed a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions were made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitled the Company to monthly preferred distributions at a rate of 12% per annum. During the fourth quarter of 2019, the Company redeemed $11.0 million of the Miami Moxy Preferred Investment and during the first quarter of 2020, the Company redeemed the entire remaining Miami Moxy Preferred Investment of $9.0 million.

The Joint Venture

During 2015, the Company formed the Joint Venture with Lightstone REIT II. The Company has a 2.5% membership interest in the Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. The Joint Venture holds ownership interests in seven hotels as of December 31, 2021.

The Company accounts for its 2.5% membership interest in the Joint Venture using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2021 and 2020, the carrying value of its investment was $1.0 million and $1.1 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

The Joint Venture Promissory Notes generally provide for monthly interest at a prescribed variable rate, subject to a floor. In connection with the initial funding of the Joint Venture Promissory Notes, the NR Joint Ventures receive origination fees (ranging from 1.00% to 1.50%) based on the principal commitment under the loan and retain a portion of the loan proceeds to establish a reserve for interest and other items (the “Loan Reserves”). The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets.

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for additional extension options subject to satisfaction of certain conditions, including the funding of additional Loan Reserves and payment of extension fees. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

Origination fees are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are amortized into interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Joint Venture Promissory Notes. The Loan Reserves are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are applied against the monthly interest due over the term.

During the year ended December 31, 2021, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $0.2 million. Additionally, during the year ended December 31, 2021, the NR Joint Ventures made aggregate distributions of $16.3 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the year ended December 31, 2020, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $22.3 million, principally to fund their respective shares of the Joint Venture Promissory Notes that were originated. Additionally, during the year ended December 31, 2020, the NR Joint Ventures made aggregate distributions of $15.0 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Notes Receivable are summarized as follows:

							As of December 31, 2021
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

							As of December 31, 2020
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC (3)	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC (3)	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC (3)	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC (4)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

Notes:

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.
(3)	Repaid in full during December 2021.
(4)	Repaid in full during April 2021.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
Joint Venture/Lender	2021	2020
LSC 162nd Capital I LLC	$491	$641

LSC 162nd Capital II LLC	1,063	1,387

LSC 1543 7th LLC	1,802	1,770

LSC 1650 Lincoln LLC	2,317	2,124

LSC 11640 Mayfield LLC	1,875	1,243

LSC 87 Newkirk LLC	1,585	1,625

Total	$9,133	$8,790

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,932	$2,541	$(135)	$27,338
Marco OP Units and Marco II OP Units	19,227	14,204	-	33,431
	44,159	16,745	(135)	60,769
Debt securities:
Corporate Bonds	2,073	-	(28)	2,045

Total	$46,232	$16,745	$(163)	$62,814

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$9,386	$2,054	$(575)	$10,865
Marco OP Units and Marco II OP Units	19,227	-	(1,383)	17,844
	28,613	2,054	(1,958)	28,709
Debt securities:
Corporate Bonds	16,964	546	(148)	17,362

Total	$45,577	$2,600	$(2,106)	$46,071

As of both December 31, 2021 and 2020, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $159.77 per share and $85.28 per share as of December 31, 2021 and 2020, respectively. Additionally, the closing price of Simon Stock was $148.96 per share as of December 31, 2019.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Beginning with the onset of the COVID-19 pandemic in March 2020, financial markets have experienced significant volatility resulting in swings in market interest rates and market prices of certain equity securities. Primarily because of this volatility, particularly due to the above noted changes in the closing prices of Simon Stock, the Company incurred an unrealized gain of $16.5 million for the year ended December 31, 2021 and an unrealized loss of $12.2 million for the year ended December 31, 2020. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

Additionally, as of December 31, 2021 and 2020, certain of the Company’s marketable debt securities had gross unrealized losses of $28 and $148. However, the Company does not consider these declines in market value to be other than temporary in nature. When evaluating the debt investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment charges. As of both December 31, 2021 and 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$6,825	$20,513	$-	$27,338
Marco OP and OP II Units	-	33,431	-	33,431
Corporate Bonds	-	2,045	-	2,045
Total	$6,825	$55,989	$-	$62,814

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	Fair Value Measurement Using
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$10,865	$-	$-	$10,865
Marco OP and OP II Units	-	17,844	-	17,844
Corporate Bonds	-	17,362	-	17,362
Total	$10,865	$35,206	$-	$46,071

The fair values of the Company’s common equity securities are measured using readily quoted prices for these investments which are listed for trade on active markets. The fair values of the Company’s preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. Additionally, as noted and disclosed above, the Company’s Marco OP and OP II units are both ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

Nonrecurring Fair Value Measurements

During the third quarter of 2021, the Company recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million as of September 30, 2021. In estimating the fair value of the St. Augustine Outlet Center, the Company used management’s internal comparable sales analysis prepared with consideration of local market conditions, which was considered a Level 3 under the fair value hierarchy described above. The carrying value of the St. Augustine Outlet Center is included in investment property on the consolidated balance sheets. See Note 8.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (0.95% as of December 31, 2021) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2021 and 2020.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (1.45% as of December 31, 2021). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of December 31, 2021, the amount of borrowings available to be drawn under the Line of Credit was $18.4 million. No amounts were outstanding under the Line of Credit as of both December 31, 2021 and 2020.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Mortgages Payable

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of December 31, 2021	Maturity Date	Amount Due at Maturity	As of December 31, 2021	As of December 31, 2020
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$69,540	$70,868

Lower East Side Moxy Hotel	Repaid in full during June 2021			-	-	35,168

Lower East Side Moxy Hotel Senior	LIBOR + 7.25% (floor of 7.75%)	7.75%	June 2024	35,610	35,610	-

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	14.00%	June 2024	24,603	24,603	-

Exterior Street Project	LIBOR + 2.25%	2.34%	April 2022	35,000	35,000	35,000

Exterior Street Project Supplemental	LIBOR + 2.50%	2.60%	April 2022	7,000	7,000	-

Santa Monica Notes Receivable	Repaid in full during December 2021			-	-	25,000

87 Newkirk Note Receivable	Repaid in full during April 2021			-	-	27,500

Total mortgages payable		6.01%		$167,530	171,753	193,536

Less: Deferred financing costs					(6,183)	(1,151)

Total mortgages payable, net					$165,570	$192,385

LIBOR as of December 31, 2021 and 2020 was 0.10% and 0.14%, respectively. The Company’s mortgages are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows the Company’s contractually scheduled principal maturities during the next five years and thereafter:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$43,389	$1,454	$126,910	$-	$-	$-	$171,753

Less: Deferred financing costs							(6,183)

Total principal maturities, net							$165,570

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of December 31, 2021, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of December 31, 2021, the outstanding principal balance of the Moxy Junior Loan was $24.6 million and the remaining availability under the facility was up to $15.4 million.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into an interest rate cap agreement pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan through June 3, 2024 at a cost of $0.2 million. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021.

On July 22, 2020, the Company, through the 87 Newkirk Joint Venture, entered into a $27.5 million loan (the “87 Newkirk Loan”) which bore interest at LIBOR + 3.80%, subject to a 4.80% floor. The 87 Newkirk Loan required monthly interest-only payments with the outstanding principal balance due in full at its maturity date and was collateralized by a nonrecourse loan originated by the 87 Newkirk Joint Venture (the “87 Newkirk Note Receivable” - see Note 5). On April 5, 2021, the 87 Newkirk Joint Venture repaid the 87 Newkirk Loan in full using a portion of the proceeds it received from the repayment in full of the 87 Newkirk Note Receivable.

On November 12, 2019, the Company, through LSC 1543 7th LLC and LSC 1650 Lincoln LLC (collectively, the “Santa Monica Joint Ventures”), entered into a $25.0 million loan (the “Santa Monica Loan”) which bore interest at LIBOR + 3.75%, subject to a 5.50% floor. The Santa Monica Loan required monthly interest-only payments and was cross-collateralized by two nonrecourse loans originated by the Santa Monica Joint Ventures (the “Santa Monica Note Receivables” - see Note 5). During December 2021, the Santa Monica Joint Ventures repaid the Santa Monica Loan in full using a portion of the proceeds it received from the repayment in full of the Santa Monica Notes Receivable.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which, commencing on October 10, 2020, bears interest at LIBOR + 2.25% through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% and requires monthly interest-only payments through its maturity date. The Exterior Street Loans are scheduled to mature on April 9, 2022, with a six-month extension option, subject to certain conditions and are collateralized by the Exterior Street Project.

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million mortgage loan (the “Gantry Park Mortgage Loan”). The Gantry Park Mortgage Loan has a 10-year term with a maturity date of November 19, 2024, bears interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan is collateralized by Gantry Park Landing.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2021, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of December 31, 2021) mature on April 9, 2022. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	St. Augustine Outlet Center

Investment Impairment

During the COVID-19 pandemic, the St. Augustine Outlet Center’s occupancy declined and because of limited leasing success, the Company began been exploring various strategic alternatives for the property and as a result determined during the third quarter of 2021 that it would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021 to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million as of September 30, 2021. In estimating the fair value of the St. Augustine Outlet Center, the Company used management’s internal analysis prepared with consideration of local market conditions.

The Company believes the carrying value of the St. Augustine Outlet Center, as of December 31, 2021, is recoverable. However, if market conditions worsen unexpectedly or if changes in its strategy significantly affect any key assumptions used in determining the property’s estimated fair value, the Company may need to take additional impairment charges in future periods.

Land Parcel Sales

On May 25, 2021, the Company completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center to an unrelated third party for a contractual sales price of $6.8 million and recognized a gain of $3.6 million during the second quarter of 2021, which is included in gain on disposition of real estate, net on the consolidated statements of operations.

On April 6, 2020, the Company completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center to an unrelated third party for a contractual sales price of $2.1 million and recognized a gain on of $1.6 million during the second quarter of 2020, which is included in gain on disposition of real estate, net on the consolidated statements of operations.

9.	Distributions Payable

On November 8, 2021 and November 6, 2020 the Board of Directors authorized and the Company declared distributions of $0.175 per share for the quarterly periods ending December 31, 2021 and 2020. The quarterly distributions are the pro rata equivalent of annual distributions of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distributions will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders had an option to elect the receipt of shares under the Company’s DRIP at a discounted price of $11.16 and $10.62 per share, equal to 95% of the Company’s most recently published estimated net asset value per share as of September 30, 2021 and 2020, respectively. The distributions payable as of December 31, 2021 and 2020 were paid in January 2022 and 2021, respectively.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10.	Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2021 and 2020, the Company had no outstanding preferred shares.

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

Distributions, Share Repurchase Program and Tender Offer

The Board of Directors commenced declaring and the Company began paying regular quarterly distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, the Board of Directors has declared regular quarterly distributions at the annualized rate of rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00.

Total distributions declared during both of the years ended December 31, 2021 and 2020 were $15.6 million.

On March 18, 2022, the Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending March 31, 2022. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s distribution reinvestment program (the “DRIP”).

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s stockholders have the option to elect the receipt of shares in lieu of cash under the Company’s DRIP. The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on October 25, 2018. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time. On December 16, 2021, the Board of Directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of December 31, 2021, 9.9 million shares remain available for issuance under our DRIP.

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

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current NAV per Share of Common Stock (“NAV per Share”), as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

At the above noted dates, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021, the Company repurchased 143,918 shares of common stock for $11.18 per share, pursuant to its share repurchase program. For the period from January 1 through March 24, 2020, the Company repurchased 287,987 shares of common stock for $10.87 per share, pursuant to the share repurchase program.

On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

2020 Tender Offer

The Company commenced a tender offer on June 15, 2020, pursuant to which the Company offered to acquire up to 225,000 of its shares of common stock at a purchase price of $5.00 per share, or $1.1 million in the aggregate (the “2020 Tender Offer”). Pursuant to the terms of the 2020 Tender Offer, which expired on July 24, 2020, the Company repurchased 0.1 million shares of its common stock for an aggregate of $0.3 million in August 2020.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

Distributions

During the years ended December 31, 2021 and 2020, the Company paid distributions to noncontrolling interests of $18.8 million and $18.1 million, respectively. As of December 31, 2021 and 2020, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid on or about January 15, 2022) and $0.6 million (paid on or about January 15, 2021), respectively.

Noncontrolling Interest of Subsidiary within the Operating Partnership

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $2,900 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. In connection with the acquisitions of the memberships interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions are split between the three members in proportion to their respective profit interests. PRO subsequently disposed of all of its membership interests in POAC and Mill Run in August 2010 and its current holdings primarily consist of Marco OP Units and Marco II OP Units (see Note 6).

On September 19, 2018, the Company’s Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of both December 31, 2021 and 2020, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

Consolidated Joint Venture

In August 2011, the Operating Partnership and the Sponsor and other related parties formed the 2nd Street Joint Venture, which owns Gantry Park Landing, a multi-family apartment building located in Queens, New York. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, the Company consolidates the operating results and financial condition of the 2nd Street Joint Venture and accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

Property Management - Office/Industrial

The property managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company pays the property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee

The Advisor or its affiliates are paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income, as defined, for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

During each of the years ended December 31, 2021 and 2020, distributions of $2.1 million were declared and distributions of $2.1 million were paid related to the SLP Units and are part of noncontrolling interests. Such distributions, paid currently at a 7% annualized rate of return to Lightstone SLP, LLC through December 31, 2021, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 18, 2022, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

The SLP Units also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Lightstone REIT I and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Liquidating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders and Lightstone LP, LLC have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the period indicated

	For the Year Ended
	December 31, 2021	December 31, 2020
Asset management fees (general and administrative costs)	$849	$919
Property management fees (property operating expenses)	362	388
Development fees and cost reimbursement(1)	3,595	1,337
Total	$4,806	$2,644

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2021, the Company owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

See Notes 3, 4 and 5 for other related party transactions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT I may become subject to legal proceedings, claims or disputes.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2021, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2022 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	61	Chief Executive Officer, President and Chairman of the Board of Directors	2022	2004
George R. Whittemore	72	Director	2022	2006
Alan Retkinski	50	Director	2022	2019
Howard E. Friedman	56	Director	2022	2021

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT III, (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On August 31, 2021, Mr. Lichtenstein was appointed Chairman Emeritus of the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and previously served as the Chairman of the Board of Directors of Lightstone REIT V from September 2017 through August 31, 2021. Additionally, Mr. Lichtenstein is Chairman and Chief Executive Officer of the Lightstone REIT V’s advisor. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT II and from December 2013 to present, has served as a member of the board of directors of Lightstone REIT III. Mr. Whittemore also presently serves as a Director and Chairman of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

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

Howard E. Friedman is our is one of our independent directors. Mr. Friedman is the Founding Partner of Lanx Management LLC, a hedge “fund of funds” founded in 2001. Mr. Friedman co-founded Watermark Press, Inc. in 1989 and served as its Publisher and Chief Executive Officer until 1998 when it was sold to Cendent Corp. Mr. Friedman is a director of Sinclair Broadcast Group, Inc. (NASDAQ: SBGI), where he has served since January 2015. Mr. Friedman also serves on the Compensation Committee and as the chair of the Nominating and Corporate Governance Committee of Sinclair Broadcast Group, Inc. From 2006 to 2010, Mr. Friedman served as President and then Chairman of the Board of the American Israel Public Affairs Committee (AIPAC). From 2010 to 2012, he served as the President of the American Israel Educational Foundation, the charitable arm of AIPAC. He is the past Chair of the Board of The Associated: Jewish Community Federation of Baltimore. From 2004 to 2017, Mr. Friedman served on the advisory board of Johns Hopkins Bloomberg School of Public Health. He currently serves as the Honorary Chairman of the Board of the Union of Orthodox Jewish Congregations of America. In addition, Mr. Friedman serves on the boards of Touro College and University System, Talmudical Academy, and the Simon Wiesenthal Center. Mr. Friedman has been selected to serve as an independent director due to his extensive skills in finance, management and investment matters.

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	69	President
Joseph Teichman	48	General Counsel
Seth Molod	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Mitchell Hochberg is our President and Chief Operating Officer and has also served as President and Chief Operating Officer of Lightstone REIT II since December 2013. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. From April 2013 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone REIT III and its advisor. From September 2014 to the present, Mr. Hochberg has served as President and Chief Operating Officer of Lightstone REIT IV and its advisor. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone REIT V effective as of September 28, 2017, and on August 31, 2021, was appointed Chairman of the Board of Directors of Lightstone REIT V. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone REIT II, Lightstone REIT III and Lightstone REIT IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, NJ and was appointed to the Ocean County College Board of Trustees in February 2016.

Seth Molod is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone REIT II, Lightstone REIT III, Lightstone REIT IV and Lightstone REIT V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone REIT II, Lightstone REIT III, Lightstone REIT IV and Lightstone REIT V. Prior to joining the Lightstone Group in August of 2018, Mr. Molod served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2021.

Information Regarding Audit Committee

Our board of directors (the “Board”) established an audit committee in April 2005. The charter of audit committee is available at www.lightstonecapitalmarkets.com/sec-filings or in print to any shareholder who requests it c/o Lightstone Value Plus REIT, 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore, Alan Retkinski and Howard E. Friedman, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial expert as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore, Mr. Retkinski and Mr. Friedman, see “Directors”.

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

Compensation of Board

We pay each of our independent directors an annual fee of $40 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10 (payable in quarterly installments).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company
David Lichtenstein	20,000	0.09%
George R. Whittemore	-	-
Alan Retkinski	-	-
Howard E. Friedman	-	-
Mitchell Hochberg	-	-
Joseph Teichman	-	-
Seth Molod	-	-
Our directors and executive officers as a group (7 persons)	20,000	0.09%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT I or the Operating Partnership.

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

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our residential and retail properties. In addition, for the management and leasing of our office and industrial properties, we pay to our property managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. During both of the years ended December 31, 2021 and 2020, we incurred property management fees of $0.4 million.

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. Additionally, development fees and the reimbursement of development-related costs that we pay to our Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project and classified as development projects on the consolidated balance sheets. We have recorded the following amounts related to the Advisor for the years indicated:

(in thousands)	2021	2020
Asset management fees	$849	$919
Development fees and cost reimbursement	3,595	1,337
Total	$4,444	$2,256

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the Offering. Through December 31, 2021, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. The Preferred Investments had an aggregate balance of $14.5 million as of December 31, 2021 and 2020, and are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the year ended December 31, 2021, we redeemed $11.0 million of the 40 East End Avenue Preferred Investment and the entire remaining Miami Moxy Preferred Investment of $9.0 million. Additionally, during the years ended December 31, 2021 and 2020, we recognized investment income of $1.8 million and $2.0 million, respectively, which is included in interest and dividend income on the consolidated statements of operations.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2021	2020	2021	2020
40 East End Avenue	12%	$6,000	$6,000	$730	$886
East 11th Street	12%	8,500	8,500	1,034	1,040
Miami Moxy	12%	-	-	-	45
Total Preferred Investments		$14,500	$14,500	$1,764	$1,971

Note:

(1)	Included in interest and dividend income on the statements of operations.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related-party REIT also sponsored by the our Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2021, fifteen of the condominium units had been sold.

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

Miami Moxy Preferred Investment

On September 30, 2016, we entered into an agreement with various related party entities pursuant to which it made aggregate contributions of $20.0 million in an affiliate of its Sponsor (the “Miami Moxy Developer”), which owns parcels of land located at 915 through 955 Washington Avenue in Miami Beach, Florida, on which it constructed a 205-room Marriott Moxy hotel (the “Miami Moxy”). Contributions were made pursuant to an instrument, the “Miami Moxy Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. During the fourth quarter of 2019, we redeemed $11.0 million of the Miami Moxy Preferred Investment and during the first quarter of 2020, we redeemed the entire remaining Miami Moxy Preferred Investment of $9.0 million.

Consolidated Joint Venture

In August 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture, which owns Gantry Park Landing, a multi-family apartment building located in Queens, New York. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, we consolidate the operating results and financial condition of the 2nd Street Joint Venture and has accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

The Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party real estate investment trust also sponsored by the Company’s Sponsor. We have a 2.5% membership interest in the Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Joint Venture previously acquired our membership interests in a portfolio of 11 hotels in a series of transactions completed during 2015. The Joint Venture holds ownership interests in seven hotels as of December 31, 2021.

We account for our 2.5% membership interest in the Joint Venture using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2021 and 2020, the carrying value of our investment was $1.0 million and $1.1 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

The Joint Venture Promissory Notes generally provide for monthly interest at a prescribed variable rate, subject to a floor. In connection with the initial funding of the Joint Venture Promissory Notes, the NR Joint Ventures receive origination fees (ranging from 1.00% to 1.50%) based on the principal commitment under the loan and retain a portion of the loan proceeds to establish a reserve for interest and other items (the “Loan Reserves”). The Joint Venture Promissory Notes are recorded in notes receivable, net on the consolidated balance sheets.

The Joint Venture Promissory Notes generally have an initial term of one or two years and may provide for additional one-year extension options subject to satisfaction of certain conditions, including the funding of additional Loan Reserves and payment of extension fees. The Joint Venture Promissory Notes are collateralized by either the membership interests of the Joint Venture Borrowers in the borrowing entity or the underlying real property being developed by the Joint Venture Borrower.

Origination fees are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are amortized into interest income, using a straight-line method that approximates the effective interest method, over the initial term of the Joint Venture Promissory Notes. The Loan Reserves are presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and are applied against the monthly interest due over the initial term.

The Notes Receivable are summarized as follows:

							As of December 31, 2021
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	17,500	-	(33)	17,467	-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

							As of December 31, 2020
	Company’s	Loan				Contractual			Unamortized
Joint	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 162nd Capital I LLC (3)	45.45%	$4,234	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	$4,076	$(338)	$(33)	$3,705	$-

LSC 162nd Capital II LLC (3)	45.45%	9,166	1.50%	February 5, 2019	September 11, 2021	LIBOR + 7.50% (Floor of 11%)	8,824	(732)	(71)	8,021	-

LSC 1543 7th LLC	50%	20,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	20,000	-	(33)	19,967	-

LSC 1650 Lincoln LLC (3)	50%	24,000	1.00%	August 27, 2019	August 26, 2021	LIBOR + 5.40% (Floor of 7.90%)	24,000	-	(40)	23,960	-

LSC 11640 Mayfield LLC	50%	18,000	1.50%	March 4, 2020	March 1, 2022	LIBOR + 10.50% (Floor of 12.50%)	10,750	(2,369)	(158)	8,223	7,250

LSC 87 Newkirk LLC (4)	50%	42,700	1.25%	July 2, 2020	December 1, 2021	LIBOR + 6.00% (Floor of 7.00%)	42,700	(1,597)	(355)	40,748	-

Total							$110,350	$(5,036)	$(690)	$104,624	$7,250

Notes:

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.
(3)	Repaid in full during December 2021.
(4)	Repaid in full during April 2021.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
Joint Venture/Lender	2021	2020
LSC 162nd Capital I LLC	$491	$641

LSC 162nd Capital II LLC	1,063	1,387

LSC 1543 7th LLC	1,802	1,770

LSC 1650 Lincoln LLC	2,317	2,124

LSC 11640 Mayfield LLC	1,875	1,243

LSC 87 Newkirk LLC	1,585	1,625

Total	$9,133	$8,790

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firm:

(in thousands)	2021	2020
Audit Fees (a)	$276	$286
Tax Fees (b)	149	150
Total Fees	$425	$436

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.
b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT I, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT I, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2021.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT I, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2021.

Audit Committee

George R. Whittemore

Alan Retkinski

Howard E. Friedman

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT I, Inc.:

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

Independent Directors

George R. Whittemore
Alan Retkinski

Howard E. Friedman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT I, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2021

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Charter of Lightstone Value Plus REIT I, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus REIT I, Inc.
3.3(5)	Articles of Amendment of Lightstone Value Plus REIT I, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2(4)	Description of Shares
10.2(2)	Advisory Agreement by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus REIT I, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Amended Registration Statement on Form S-11/A (File No. 333-166930), filed with the Securities and Exchange Commission on October 19, 2010.
(2)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)

Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.

(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021

(5)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 21, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: March 23, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 23, 2022
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 23, 2022
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 23, 2022
George R. Whittemore

/s/ Alan Retkinski	Director	March 23, 2022
Alan Retkinski

/s/ Howard E. Friedman	Director	March 23, 2022
Howard E. Friedman