Form 10-Q
period 2022-03-31
Lightstone Value Plus REIT I, Inc.
filed 2022-05-13
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☑

As of May 1, 2022, there were approximately 22.1 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2022	As of December 31, 2021
	(unaudited)
Assets
Investment property:
Land and improvements	$27,301	$27,301
Building and improvements	81,061	88,830
Furniture and fixtures	2,489	2,479
Construction in progress	133	10
Gross investment property	110,984	118,620
Less accumulated depreciation	(30,058)	(37,019)
Net investment property	80,926	81,601
Development projects	252,227	234,214
Investments in related parties	15,461	15,509
Cash and cash equivalents	30,492	39,405
Marketable securities	50,100	62,814
Restricted cash	895	3,187
Notes receivable, net	43,986	26,854
Prepaid expenses and other assets	3,207	2,204
Total Assets	$477,294	$465,788

Liabilities and Stockholders’ Equity
Mortgages payable, net	$178,401	$165,706
Accounts payable, accrued expenses and other liabilities	13,950	11,082
Due to related parties	160	208
Tenant allowances and deposits payable	447	488
Distributions payable	3,873	3,885
Deferred rental income	92	194
Total Liabilities	196,923	181,563

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 22.1 million and 22.2 million shares issued and outstanding, respectively	221	222
Additional paid-in-capital	167,519	168,363
Accumulated other comprehensive loss	(86)	(40)
Accumulated surplus	83,924	93,134
Total Company’s stockholders’ equity	251,578	261,679
Noncontrolling interests	28,793	22,546
Total Stockholders’ Equity	280,371	284,225
Total Liabilities and Stockholders’ Equity	$477,294	$465,788

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues:
Rental income	$2,416	$2,719
Tenant recovery income	35	39
Total revenues	2,451	2,758

Expenses:
Property operating expenses	1,002	929
Real estate taxes	62	106
General and administrative costs	574	587
Depreciation and amortization	849	1,118
Total operating expenses	2,487	2,740
Operating (loss)/income	(36)	18

Other loss, net	(12)	(70)
Interest and dividend income	2,275	3,525
Interest expense	(387)	(807)
Unrealized (loss)/gain on marketable equity securities	(9,008)	8,997
Gain/(loss) on sale and redemption of marketable securities	1,339	(22)
Mark to market adjustment on derivative financial instrument	864	-
Net (loss)/income	(4,965)	11,641

Less: net income attributable to noncontrolling interests	(372)	(1,406)
Net (loss)/income attributable to Company’s common shares	$(5,337)	$10,235

Net (loss)/income per Company’s common share, basic and diluted	$(0.24)	$0.46
Weighted average number of common shares outstanding, basic and diluted	22,129	22,300

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net (loss)/income	$(4,965)	$11,641

Other comprehensive loss
Holding gain/(loss) on available for sale debt securities	1,292	(49)
Reclassification adjustment for (gain)/loss included in net (loss)/income	(1,339)	22
Other comprehensive loss	(47)	(27)
Comprehensive (loss)/income	(5,012)	11,614

Less: Comprehensive income attributable to noncontrolling interests	(371)	(1,405)
Comprehensive (loss)/income attributable to Company’s common shares	$(5,383)	$10,209

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183
Net income	-	-	-	-	10,235	1,406	11,641
Distributions declared (a)	-	-	-	-	(3,906)	-	(3,906)
Distributions paid to noncontrolling interests	-	-	-	-	-	(822)	(822)
Contributions received from noncontrolling interests	-	-	-	-	-	40	40
Shares issued from distribution reinvestment program	8	-	82	-	-	-	82
Other comprehensive loss	-	-	-	(26)	-	(1)	(27)
BALANCE, March 31, 2021	22,302	$223	$169,731	$352	$95,968	$36,917	$303,191

(a) Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(5,337)	372	(4,965)
Distributions declared (a)	-	-	-	-	(3,873)	-	(3,873)
Distributions paid to noncontrolling interests	-	-	-	-	-	(16,019)	(16,019)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(79)	(1)	(928)	-	-	-	(929)
Shares issued from distribution reinvestment program	8	-	84	-	-	-	84
Other comprehensive loss	-	-	-	(46)	-	(1)	(47)
BALANCE, March 31, 2022	22,110	$221	$167,519	$(86)	$83,924	$28,793	$280,371

(a) Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,965)	$11,641
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	849	1,118
Unrealized loss/(gain) on marketable equity securities	9,008	(8,997)
Gain/(loss) on sale and redemption of marketable securities	(1,339)	22
Mark to market adjustment on derivative financial instrument	(864)	-
Amortization of deferred financing costs	69	147
Noncash interest income	(726)	(1,835)
Other non-cash adjustments	(45)	(96)
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(317)	(756)
Increase in tenant allowances and deposits payable	149	161
Increase in accounts payable, accrued expenses and other liabilities	4,180	70
Decrease in due to related parties	(48)	(1)
Decrease in deferred rental income	(102)	(209)
Net cash provided by operating activities	5,849	1,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(18,799)	(7,536)
Purchase of marketable securities	(945)	-
Proceeds from sale of marketable securities	5,944	623
Investment in joint venture	-	(6)
Proceeds from joint venture	48	44
Funding of notes receivable	(43,945)	-
Proceeds from repayment of notes receivable	27,540	386
Net cash used in investing activities	(30,157)	(6,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	12,309	88
Mortgage principal payments	(352)	(337)
Payment of loan fees and expenses	-	(87)
Redemption and cancellation of common shares	(929)	-
Contributions received from noncontrolling interests	21,895	40
Distributions paid to noncontrolling interests	(16,019)	(822)
Distributions paid to Company’s common stockholders	(3,801)	(3,823)
Net cash provided by/(used in) financing activities	13,103	(4,941)

Net change in cash, cash equivalents and restricted cash	(11,205)	(10,165)
Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of period	$31,387	$36,676

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$30,492	$34,616
Restricted cash	895	2,060
Total cash, cash equivalents and restricted cash	$31,387	$36,676

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

The Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2022, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company evaluates all of its real estate investments as one operating segment. As of March 31, 2022, the Company has ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area, and has a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2022.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2021 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments are reported in the consolidated statements of operations.

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

During the COVID-19 pandemic, the occupancy of the Company’s St. Augustine Outlet Center, which is located in St. Augustine, Florida, significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that it would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated during the first quarter of 2022.

Additionally, as a result of the COVID-19 pandemic, during 2020 the Company saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted. However, both occupancy and rental rates improved considerably throughout 2021 and have returned to pre-COVID-19 levels.

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

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the Company incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The adoption of this standard will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Three Months Ended March 31,
	2022	2021

Cash paid for interest	$2,806	$2,259
Distributions declared but not paid	$3,873	$3,906
Investment property acquired but not paid	$3,289	$1,790
Amortization of deferred financing costs included in development projects	$669	$75
Holding loss on marketable securities	$47	$27
Value of shares issued from distribution reinvestment program	$84	$82

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The Company is using the land and air rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

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

The following is a summary of the total amounts incurred and capitalized to each of the Company’s development projects as of the dates indicated and the amounts of interest capitalized to the Company’s development projects for the periods indicated:

			Capitalized Interest
	As of	As of	Three Months Ended
Development Projects	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Lower East Side Moxy Hotel	$163,553	$146,747	$2,616	$1,114
Exterior Street Project	88,674	87,467	571	558
Total Development Projects	$252,227	$234,214	$3,187	$1,672

4.	Investments in Related Parties

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
		As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Dividend Rate	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$180	$180
East 11th Street	12%	8,500	8,500	255	255
Total Preferred Investments		$14,500	$14,500	$435	$435

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $1.0 million, as of both March 31, 2022 and December 31, 2021, which is included in investment in related parties on the consolidated balance sheets.

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

During three months ended March 31, 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million, principally to fund their respective shares of the Joint Venture Promissory Note that was originated. During three months ended March 31, 2021, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $40, principally to fund their respective shares of the NR Joint Ventures’ operating expenses. Additionally, during the three months ended March 31, 2022, the NR Joint Ventures made aggregate distributions of $15.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests and during the three months ended March 31, 2021, the NR Joint Ventures made aggregate distributions of $0.2 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

The following tables summarize the Notes Receivable as of the dates indicated:

							As of March 31, 2022
	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 1543 7th LLC	50%	49,000	1.50%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(4,320)	$(694)	$43,986	$-

							As of December 31, 2021
	Company’s Ownership	Loan Commitment	Origination	Origination	Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-
LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
Joint Venture/Lender	2022	2021

LSC 1543 7th LLC	$321	$-

LSC 1543 7th LLC	368	445

LSC 162nd Capital I LLC	-	124

LSC 162nd Capital II LLC	-	269

LSC 1650 Lincoln LLC	-	534

LSC 11640 Mayfield LLC	455	369

LSC 87 Newkirk LLC	-	796

Total	$1,144	$2,537

6.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,055	$124	$(822)	$21,357
Marco OP Units and Marco II OP Units	19,227	8,301	-	27,528
	41,282	8,425	(822)	48,885
Debt securities:
Corporate Bonds	1,290	-	(75)	1,215
Total	$42,572	$8,425	$(897)	$50,100

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,932	$2,541	$(135)	$27,338
Marco OP Units and Marco II OP Units	19,227	14,204	-	33,431
	44,159	16,745	(135)	60,769
Debt securities:
Corporate Bonds	2,073	-	(28)	2,045
Total	$46,232	$16,745	$(163)	$62,814

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of both March 31, 2022 and December 31, 2021, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $131.56 per share and $113.77 per share as of March 31, 2022 and 2021, respectively. Additionally, the closing price of Simon Stock was $159.77 per share as of December 31, 2021.

Financial markets have been experiencing significant volatility resulting in swings in market interest rates and market prices of certain equity securities. Primarily because of this volatility, particularly due to the above noted changes in the closing prices of Simon Stock, the Company incurred an unrealized losses of $9.0 million for the three months ended March 31, 2022 and unrealized gains of $9.0 million for the three months ended March 31, 2021. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

Additionally, as of March 31, 2022 and December 31, 2021, certain of the Company’s marketable debt securities had gross unrealized losses of $75 and $28. However, the Company does not consider these declines in market value to be other than temporary in nature. When evaluating the debt investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment charges. As of both March 31, 2022 and December 31, 2021, the Company did not consider any of its investments to be other-than-temporarily impaired.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

Derivative Financial Instruments

The Company has entered into two interest rate cap contracts with unrelated financial institutions in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company is accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts in the consolidated statements of operations.

For the three months ended March 31, 2022, the Company recorded an unrealized gain of $0.9 million in the consolidated statement of operations representing the change in the fair value of these economic hedges during such period.

The two interest rate cap contracts have an aggregate notional amount of $90.0 million and $40.0 million, respectively, and effectively cap LIBOR at 3.00% and 2.50%, respectively. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair value of the interest rate cap contracts was $1.2 million as of March 31, 2022 and is included in prepaid and other assets. See Note 7 for additional information.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2022	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$3,925	$17,432	$-	$21,357
Marco OP and OP II Units	-	27,528	-	27,528
Corporate Bonds	-	1,215	-	1,215
Total	$3,925	$46,175	$-	$50,100

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$1,154	$-	$1,154

	Fair Value Measurement Using
As of December 31, 2021	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$6,825	$20,513	$-	$27,338
Marco OP and OP II Units	-	33,431	-	33,431
Corporate Bonds	-	2,045	-	2,045
Total	$6,825	$55,989	$-	$62,814

The fair values of the Company’s common equity securities are measured using readily quoted prices for these investments which are listed for trade on active markets. The fair values of the Company’s preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Additionally, as noted and disclosed above, the Company’s Marco OP and OP II units are both ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

March 31, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,215
Total	$1,215

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (1.30% as of March 31, 2022) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2022 and December 31, 2021.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (1.80% as of March 31, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2022, the amount of borrowings available to be drawn under the Line of Credit was $15.1 million. No amounts were outstanding under the Line of Credit as of both March 31, 2022 and December 31, 2021.

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of March 31, 2022	Maturity Date	Amount Due at Maturity	As of March 31, 2022	As of December 31, 2021

Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$69,188	$69,540
Lower East Side Moxy Hotel Senior	LIBOR + 7.25% (floor of 7.75%)	7.75%	June 2024	35,610	35,610	35,610
Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	14.03%	June 2024	36,912	36,912	24,603
Exterior Street Project	LIBOR + 2.25%	2.42%	October 2022	35,000	35,000	35,000
Exterior Street Project Supplemental	LIBOR + 2.50%	2.67%	October 2022	7,000	7,000	7,000

Total mortgages payable		6.57%		$179,839	183,710	171,753

Less: Deferred financing costs					(5,309)	(6,047)

Total mortgages payable, net					$178,401	$165,706

LIBOR as of March 31, 2022 and December 31, 2021 was 0.45% and 0.10%, respectively. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of March 31, 2022, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of March 31, 2022, the outstanding principal balance of the Moxy Junior Loan was $36.9 million and the remaining availability under the facility was up to $3.1 million.

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

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into two interest rate cap agreements pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan (up to $90.0 million) through June 3, 2024 and 2.50% on the Moxy Junior Loan (up to $40.0 million) through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which, commencing on October 10, 2020, bears interest at LIBOR + 2.25% through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% and requires monthly interest-only payments through its maturity date. During April of 2022, the Company exercised the additional six-month extension and the Exterior Street Loans are currently scheduled to mature on October 9, 2022 and are collateralized by the Exterior Street Project.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$43,037	$1,454	$139,219	$-	$-	$-	$183,710

Less: Deferred financing costs							(5,309)

Total principal maturities, net							$178,401

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2022, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of March 31, 2022) mature on October 9, 2022. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current net asset value per share (“NAV per Share”), as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

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

For the three months ended March 31, 2022 the Company repurchased 79,021 shares of common stock, pursuant to its SRP at an average price per share of $11.75 per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Asset management fees (general and administrative costs)	$154	$244
Property management fees (property operating expenses)	80	96
Development fees and cost reimbursement(1)	884	310
Total	$1,118	$650

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company owed the Advisor and its affiliated entities $0.5 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three months ended March 31, 2022 and 2021, distributions of $0.5 million were declared and paid on the SLP units.

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

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$183.7	$185.2	$171.8	$174.4

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

Distribution Payment

On April 15, 2022, the distribution for the three-month period ending March 31, 2022 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.75 as of September 30, 2021.

Distribution Declaration

On May 5, 2022, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2022. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on May 5, 2022, the Board of Directors declared a quarterly distribution for the quarterly period ending June 30, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, the financial stability of various tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor, Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

As of March 31, 2022, we have ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area, and have a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center. Located in St. Augustine, Florida, significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. As a result of this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021. Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated during the first quarter of 2022.

Additionally, as a result of the COVID-19 pandemic, during 2020 we saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted. However, both occupancy and rental rates improved considerably throughout 2021 and have returned to pre-COVID-19 levels.

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

Wholly Owned and Consolidated Real Estate Properties:

St. Augustine Outlet Center

We wholly own the St. Augustine Outlet Center, a retail property containing 0.3 million square feet of gross leasable area located in St. Augustine, Florida. The St. Augustine Outlet Center was built in 1998 and subsequently acquired by us in 2006 and renovated and expanded in 2008. During the COVID-19 pandemic, the property’s occupancy significantly declined and because of limited leasing success, we began exploring various strategic alternatives for our St. Augustine Outlet Center and as a result determined during the third quarter of 2021 that we would no longer pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at scheduled expiration. Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated during the first quarter of 2022.

Gantry Park Landing

We have a 59.2% membership interest in a joint venture which developed, constructed and owns Gantry Park Landing, a multi-family apartment building located in Queens, New York.  The following table contains certain information for Gantry Park Landing as of March 31, 2022.

	Location	Year Built	Leaseable Units	Percentage Occupied as of March 31, 2022	Annualized Revenues based on rents at March 31, 2022	Annualized Revenues per unit at March 31, 2022

Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	199	100.0%	$9.6 million	$48,011

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2022 annualized.

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

The following is a summary of the total amounts incurred and capitalized to our development projects as of March 31, 2022 (dollars in thousands):

Development Project
Lower East Side Moxy Hotel	$163,553
Exterior Street Project	88,674
Total	$252,227

Results of Operations

For the Three Months Ended March 31, 2022 vs. March 31, 2021

Consolidated – Continuing Operations

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $0.3 million to $2.5 million for the three months ended March 31, 2022 compared to $2.8 million for the same period in 2021. This decrease was primarily attributable to our decision to no longer pursue leasing of space to tenants at our St. Augustine Outlet Center and substantially all of the tenants vacating during the first quarter of 2022.

Property operating expenses

Property operating expenses increased slightly by $0.1 million to $1.0 million for the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended March 31, 2022 and 2021.

General and administrative expenses

General and administrative expenses were $0.6 million for both the three months ended March 31, 2022 and 2021.

Depreciation and amortization

Depreciation and amortization decreased by $0.3 million to $0.8 million for the three months ended March 31, 2022 compared to $1.1 million for the same period in 2021. The decrease in depreciation and amortization reflects changes to the estimated remaining useful life of certain tenant-related building improvements resulting from the lease terminations for the St. Augustine Outlet Center.

Interest and dividend income

Interest and dividend income decreased by approximately $1.2 million to $2.3 million for the three months ended March 31, 2022 compared to $3.5 million for the same period in 2021. The decrease primarily reflects lower interest income earned on our notes receivable of $1.4 million partially offset by higher interest and dividend income earned on our available cash and investments in marketable securities of $0.2 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.4 million to $0.4 million for the three months ended March 31, 2022 compared to $0.8 million for the same period in 2021. During the three months ended March 31, 2022 and 2021, $3.0 million and $1.7 million, respectively, of interest was capitalized to our development projects.

Unrealized (loss)/gain on marketable equity securities

During the three months ended March 31, 2022, we recorded an unrealized loss on marketable equity securities of $9.0 million and during the three months ended March 31, 2021, we recorded an unrealized gain on marketable equity securities of $9.0 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Mark to Market Adjustment on Derivative Financial Instruments

During the three months ended March 31, 2022, we recorded positive mark to market adjustments on derivative financial instruments of $0.9 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during those periods.

Gain/(loss) on sale and redemption of marketable securities

During the three months ended March 31, 2022, we recorded a gain on the sale of marketable securities of $1.3 million and during the three months ended March 31, 2021, we recorded a loss on the sale of marketable securities of $22. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (iv) the ownership interest in various joint ventures held by affiliates of our Sponsor that have originated nonrecourse loans to unaffiliated third-party borrowers.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2022, we had $30.5 million of cash on hand, $0.9 million of restricted cash and $50.1 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with rental income from our operating properties; interest and dividend income earned on our marketable securities, notes receivable and preferred investments; as well as proceeds received from the repayment of the notes receivable and redemptions of the preferred investments will be sufficient to satisfy our expected cash requirements primarily consisting our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities) and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2022, our total borrowings of $183.7 million represented 59% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Asset management fees (general and administrative costs)	$154	$244
Property management fees (property operating expenses)	80	96
Development fees and cost reimbursement (1)	884	310
Total	$1,118	$650

(1)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as construction in progress on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we owed the Advisor and its affiliated entities $0.5 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

During both the three months ended March 31, 2022 and 2021, distributions of $0.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2022	2021

Net cash flows provided by operating activities	$5,849	$1,265
Net cash flows used in investing activities	(30,157)	(6,489)
Net cash flows provided by/(used in) financing activities	13,103	(4,941)
Net change in cash, cash equivalents and restricted cash	(11,205)	(10,165)

Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of the period	$31,387	$36,676

Operating activities

The net cash provided by operating activities of $5.8 million for the three months ended March 31, 2022 consists of the following:

●	cash inflows of $2.0 million from our net income after adjustment for non-cash items; and

●	cash inflows of $3.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $30.2 million for the three months ended March 31, 2022 consists primarily of the following:

●	purchases of investment property of $18.8 million;

●	net proceeds from the sale of marketable securities of $5.0 million; and

●	net payments from the issuance and repayment of notes receivable of $16.4 million.

Financing activities

The net cash provided by financing activities of $13.1 million for the three months ended March 31, 2022 is primarily related to the following:

●	debt principal payments of $0.4 million;

●	proceeds from mortgage financing of $12.3 million;

●	redemption and cancellation of common shares of $0.9 million ;

●	contributions received from our noncontrolling interests of $21.9 million;

●	distributions to our noncontrolling interests of $16.0 million; and

●	distributions to our common shareholders of $3.8 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, New York, New York from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, New York, New York from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. We are using the land and air rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

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

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development and construction of the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full the Lower East Side Moxy Mortgage. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of March 31, 2022, the outstanding principal balance of the Moxy Senior Loan was $35.6 million and the remaining availability under the facility was up to $54.4 million.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development and construction of the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of March 31, 2022, the outstanding principal balance of the Moxy Junior Loan was $36.9 million and the remaining availability under the facility was up to $3.1 million.

Future draws to cover the costs associated with the development and construction of the Lower East Side Moxy Hotel will first be advanced under the Moxy Junior Loan until it has been fully funded and thereafter, funds will be advanced under the remaining availability of the Moxy Senior Loan.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into two interest rate cap agreements pursuant to which the LIBOR rate will be capped at 3.00% on the Moxy Senior Loan (up to $90 million) through June 3, 2024 and 2.5% the Moxy Junior Loan (up to $40 million) through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which commencing on October 10, 2020 bears interest at LIBOR + 2.25% through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% and requires monthly interest-only payments through its maturity date. During April of 2022, we exercised the additional six-month extension and the Exterior Street Loans are currently scheduled to mature on October 9, 2022 and are collateralized by the Exterior Street Project.

The following is a summary of the total amounts incurred and capitalized to development projects on the consolidated balance sheet for the Lower East Side Moxy Hotel and the Exterior Street Project as of March 31, 2022:

Development Project
Lower East Side Moxy Hotel	$163,553
Exterior Street Project	88,674
Total	$252,227

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

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Rate	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$180	$180
East 11th Street	12%	8,500	8,500	255	255
Total Preferred Investments		$14,500	$14,500	$435	$435

Note:

(1)	– Included in interest and dividend income on the statements of operations.

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

The Notes Receivable are summarized as follows:

As of March 31, 2022
	Company’s	Loan				Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 1543 7th LLC	50%	49,000	1.50%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(4,320)	$(694)	$43,986	$-

							As of December 31, 2021
	Company’s	Loan				Contractual			Unamortized
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Origination	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment

LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
Joint Venture/Lender	2022	2021

LSC 1543 7th LLC	$321	$-
LSC 1543 7th LLC	368	445
LSC 162nd Capital I LLC	-	124
LSC 162nd Capital II LLC	-	269
LSC 1650 Lincoln LLC	-	534
LSC 11640 Mayfield LLC	455	369
LSC 87 Newkirk LLC	-	796

Total	$1,144	$2,537

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current estimated net asset value per share (“NAV per Share”), as determined by the Board of Directors and reported by us from time to time. On December 16, 2021, the Board of Directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of March 31, 2022, 9.9 million shares remain available for issuance under our DRIP.

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

For the three months ended March 31, 2022 we repurchased 79,021 shares of common stock, pursuant to our SRP at an average price per share of $11.75 per share.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2022.

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$43,037	$1,454	$139,219	$-	$-	$-	$183,710
Interest Payments[1]	9,442	11,193	7,059	-	-	-	27,694

Total Contractual Obligations	$52,479	$12,647	$146,278	$-	$-	$-	$211,404

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2022 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (1.30% as of March 31, 2022) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2022 and December 31, 2021.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (1.80% as of March 31, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of March 31, 2022, the amount of borrowings available to be drawn under the Line of Credit was $15.1 million. No amounts were outstanding under the Line of Credit as of both March 31, 2022 and December 31, 2021.

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

Debt Maturities

The Exterior Street Loans (outstanding principal balance of $42.0 million as of March 31, 2022) mature on October 9, 2022. We currently intend to extend or refinance the Exterior Street Loans on or before their maturity date.

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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net (loss)/income	$(4,965)	$11,641
FFO adjustments:
Depreciation and amortization of real estate assets	849	1,118
FFO	(4,116)	12,759
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-
Amortization of above or below market leases and liabilities(2)	-	-
Mark-to-market adjustments(3)	8,144	(8,997)
Non-recurring (losses)/gains from extinguishment/sale of debt, derivatives or securities holdings(4)	(1,339)	22
MFFO	2,689	3,784
Straight-line rent(5)	23	(62)
MFFO - IPA recommended format(6)	$2,712	$3,722

Net (loss)/income	$(4,965)	$11,641
Less: income attributable to noncontrolling interests	(372)	(1,406)
Net (loss)/income applicable to Company’s common shares	$(5,337)	$10,235
Net (loss)/income per common share, basic and diluted	$(0.24)	$0.46

FFO	$(4,116)	$12,759
Less: FFO attributable to noncontrolling interests	(550)	(932)
FFO attributable to Company’s common shares	$(4,666)	$11,827
FFO per common share, basic and diluted	$(0.21)	$0.53

MFFO - IPA recommended format	$2,712	$3,722
Less: MFFO attributable to noncontrolling interests	(950)	(787)
MFFO attributable to Company’s common shares	$1,762	$2,935

Weighted average number of common shares outstanding, basic and diluted	22,129	22,300

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
March 31, 2022

FFO attributable to Company’s common shares	$262,067
Distributions paid	$267,193

On April 15, 2022, the distribution for the three-month period ending March 31, 2022 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most current estimated net asset value (“NAV”) per share of $11.75 as of September 30, 2021.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2022, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: May 13, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)