Form 10-Q
period 2022-06-30
Lightstone Value Plus REIT I, Inc.
filed 2022-08-11
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were approximately 21.9 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Assets

Investment property:
Land and improvements	$27,301	$27,301
Building and improvements	81,305	88,830
Furniture and fixtures	1,857	2,479
Construction in progress	12	10
Gross investment property	110,475	118,620
Less accumulated depreciation	(30,058)	(37,019)
Net investment property	80,417	81,601
Development projects	270,426	234,214
Investments in related parties	11,458	15,509
Cash and cash equivalents	17,222	39,405
Marketable securities	48,773	62,814
Funds held by related party	28,643	-
Notes receivable, net	45,499	26,854
Prepaid expenses, restricted cash and other assets	6,748	5,391
Total Assets	$509,186	$465,788

Liabilities and Stockholders’ Equity

Mortgages payable, net	$223,791	$165,706
Accounts payable, accrued expenses and other liabilities	16,558	11,764
Due to related parties	281	208
Distributions payable	3,840	3,885
Total Liabilities	244,470	181,563

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.9 million and 22.2 million shares issued and outstanding, respectively	219	222
Additional paid-in-capital	165,323	168,363
Accumulated other comprehensive loss	(171)	(40)
Accumulated surplus	71,402	93,134
Total Company’s stockholders’ equity	236,773	261,679
Noncontrolling interests	27,943	22,546
Total Stockholders’ Equity	264,716	284,225

Total Liabilities and Stockholders’ Equity	$509,186	$465,788

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$2,331	$2,467	$4,747	$5,186
Tenant recovery income	32	38	67	77
Total revenues	2,363	2,505	4,814	5,263

Expenses:
Property operating expenses	1,414	943	2,393	1,872
Real estate taxes	62	114	124	220
General and administrative costs	598	584	1,172	1,171
Pre-opening costs	331	-	354
Depreciation and amortization	649	1,163	1,498	2,281
Total operating expenses	3,054	2,804	5,541	5,544
Operating loss	(691)	(299)	(727)	(281)

Other income/(loss), net	427	(323)	1,279	(393)
Interest and dividend income	2,117	3,634	4,392	7,159
Interest expense	(363)	(590)	(750)	(1,397)
Gain on disposition of real estate	-	3,589	-	3,589
Unrealized (loss)/gain on marketable equity securities	(9,766)	5,080	(18,774)	14,077
(Loss)/gain on sale of marketable securities	(179)	6	1,160	(16)
Net (loss)/income	(8,455)	11,097	(13,420)	22,738
Less: net income attributable to noncontrolling interests	(228)	(1,344)	(600)	(2,750)
Net (loss)/income attributable to Company’s common shares	$(8,683)	$9,753	$(14,020)	$19,988

Net (loss)/income per Company’s common share, basic and diluted	$(0.40)	$0.44	$(0.64)	$0.90

Weighted average number of common shares outstanding, basic and diluted	21,974	22,308	22,051	22,304

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss)/income	$(8,455)	$11,097	$(13,420)	$22,738

Other comprehensive(loss)/income

Holding (loss)/gain on available for sale debt securities	(267)	140	1,026	91

Reclassification adjustment for loss/(gain) included in net (loss)/income	180	(6)	(1,160)	16

Other comprehensive (loss)/income	(87)	134	(134)	107

Comprehensive (loss)/income	(8,542)	11,231	(13,554)	22,845

Less: Comprehensive income attributable to noncontrolling interests	(226)	(1,347)	(597)	(2,752)

Comprehensive (loss)/income attributable to Company’s common shares	$(8,768)	$9,884	$(14,151)	$20,093

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
	Common		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, March 31, 2021	22,302	$223	$169,731	$352	$95,968	$36,917	$303,191
Net income	-	-	-	-	9,753	1,344	11,097
Other comprehensive income	-	-	-	131	-	3	134
Distributions declared (a)	-	-	-	-	(3,908)	-	(3,908)
Distributions paid to noncontrolling interests	-	-	-	-	-	(8,361)	(8,361)
Shares issued from distribution reinvestment program	7	-	79	-	-	-	79
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	$302,232

(a)	Distributions per share were $0.175.

				Accumulated
	Common		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183
Net income	-	-	-	-	19,988	2,750	22,738
Other comprehensive income	-	-	-	105	-	2	107
Distributions declared (a)	-	-	-	-	(7,814)	-	(7,814)
Distributions paid to noncontrolling interests	-	-	-	-	-	(9,183)	(9,183)
Contributions received from noncontrolling interests	-	-	-	-	-	40	40
Shares issued from distribution reinvestment program	15	-	161	-	-	-	161
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	$302,232

(a)	Distributions per share were $0.350.

				Accumulated
	Common		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, March 31, 2022	22,110	$221	$167,519	$(86)	$83,924	$28,793	$280,371
Net loss	-	-	-	-	(8,683)	228	(8,455)
Other comprehensive loss	-	-	-	(85)	-	(2)	(87)
Distributions declared (a)	-	-	-	-	(3,839)	-	(3,839)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,076)	(1,076)
Redemption and cancellation of common shares	(194)	(2)	(2,279)	-	-	-	(2,281)
Shares issued from distribution reinvestment program	7	-	83	-	-	-	83
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716

(a)	Distributions per share were $0.175.

				Accumulated
	Common		Additional Paid-In	Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(14,020)	600	(13,420)
Other comprehensive loss	-	-	-	(131)	-	(3)	(134)
Distributions declared (a)	-	-	-	-	(7,712)	-	(7,712)
Distributions paid to noncontrolling interests	-	-	-	-	-	(17,095)	(17,095)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(273)	(3)	(3,207)	-	-	-	(3,210)
Shares issued from distribution reinvestment program	15	-	167	-	-	-	167
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716

(a)	Distributions per share were $0.350.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(13,420)	$22,738
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,498	2,281
Unrealized loss/(gain) on marketable equity securities	18,774	(14,077)
(Gain)/loss on sale of marketable securities	(1,160)	16
Mark to market adjustment on derivative financial instruments	(1,242)	-
Gain on disposition of real estate	-	(3,589)
Noncash interest income	(1,764)	(3,322)
Other non-cash adjustments	102	471
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(585)	(896)
(Decrease)/increase in tenant allowances and deposits payable	(152)	79
Increase in accounts payable, accrued expenses and other liabilities	5,977	1,298
Increase/(decrease) in due to related parties	73	(34)
Net cash provided by operating activities	8,101	4,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(36,398)	(24,510)
Purchase of marketable securities	(12,052)	(3,649)
Proceeds from sale of marketable securities	8,345	3,631
Proceeds from disposition of real estate	-	6,460
Investment in joint venture	-	(12)
Proceeds from joint venture	51	102
Proceeds from redemption of preferred investment in related party	4,000	-
Funding of notes receivable	(43,970)	-
Proceeds from repayment of notes receivable	27,090	42,536
Net cash (used in)/provided by investing activities	(52,934)	24,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	29,262	35,698
Mortgage principal payments	(691)	(63,417)
Payment of loan fees and expenses	(522)	(5,629)
Redemption and cancellation of common shares	(3,210)	-
Contributions received from noncontrolling interests	21,895	40
Distributions paid to noncontrolling interests	(17,095)	(9,183)
Distributions paid to Company’s common stockholders	(7,590)	(7,650)
Net cash provided by/(used in) financing activities	22,049	(50,141)

Net change in cash, cash equivalents and restricted cash	(22,784)	(20,618)
Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of period	$19,808	$26,223

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$17,222	$24,420
Restricted cash	2,586	1,803
Total cash, cash equivalents and restricted cash	$19,808	$26,223

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

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2022, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

Lightstone REIT I and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company evaluates all of its real estate investments as one operating segment. As of June 30, 2022, the Company has ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to its consolidated operating properties, the Company wholly owns the St. Augustine Outlet Center, a retail property, and has a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to its consolidated development properties, the Company wholly owns two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. The Company also holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during the Company’s initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of June 30, 2022.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park Landing, a multi-family apartment building located in the Queens neighborhood of New York City.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, the Company accounts for the investment using the equity method of accounting.

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

Interest Rate Cap Contracts

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

Pre-Opening Costs

The Company expenses the costs associated with pre-opening activities associated with its development and construction projects as incurred. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

During the COVID-19 pandemic, the occupancy of the Company’s St. Augustine Outlet Center significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the property. See “St. Augustine Outlet Center” for additional information.

Additionally, during 2020 the Company saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted by the COVID-19 pandemic. However, both occupancy and rental rates consistently improved throughout 2021 and returned to pre-COVID-19 levels. Thereafter, occupancy has continued to remain stable and the property has experienced strong growth in its rental rates thus far in 2022.

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s development projects, and its Lower East Side Moxy Hotel development project is currently expected to open in the fourth quarter of 2022. Furthermore, the Company’s other real estate-related investments (both its preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects, which are at different stages in their respective development process. These investments, which are subject to similar risks, have also not yet been significantly impacted by the COVID-19 pandemic.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

St. Augustine Outlet Center

During the COVID-19 pandemic, the occupancy of the Company’s St. Augustine Outlet Center, a retail property containing 0.3 million of gross leasable area, significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, the Company determined that it would no longer continue to pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at the scheduled expiration. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, the Company entered into a lease termination agreement with the property’s final tenant providing for it to vacate the property no later than July 15, 2022 in return for a $750 payment from the Company (included in property operating expenses on the consolidated statement of operations during the second quarter of 2022), of which $675 was paid in June 2022 and the balance of $75 (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2022) was subsequently paid in July 2022.

The Company ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter commenced demolition of the existing building and improvements in order to prepare the property’s land parcels for sale and/or lease. As of June 30, 2022, there was no impairment related to the St. Augustine Outlet Center. However, the Company expects to incur a non-cash charge of $16.7 million to write-off the carrying value of the building and improvements in the third quarter of 2022.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2022	2021
Cash paid for interest	$5,395	$4,581
Distributions declared but not paid	$3,840	$3,908
Investment property acquired but not paid	$3,450	$5,588
Amortization of deferred financing costs included in development projects	$1,253	$297
Holding loss/gain on marketable securities	$134	$107
Value of shares issued from distribution reinvestment program	$167	$161
Proceeds from mortgage financing held by related party	$28,643	$-

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood of Manhattan in New York City from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The Company is using the land and air rights for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

In preparation for the opening of the Lower East Side Moxy Hotel, which is expected to occur during the fourth quarter of 2022, the Company incurred pre-opening costs of $0.3 million during both the three and six months ended June 30, 2022. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

 Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The Company is using the land parcels for the development of a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the total amounts incurred and capitalized to each of the Company’s development projects as of the dates indicated and the amounts of interest capitalized to the Company’s development projects for the periods indicated:

			Capitalized Interest		Capitalized Interest
	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Development Project	2022	2021	2022	2021	2022	2021
Lower East Side Moxy Hotel	$180,355	$146,747	$3,152	$1,232	$5,768	$2,346
Exterior Street Project	90,071	87,467	664	480	1,236	1,039
Total	$270,426	$234,214	$3,816	$1,712	$7,004	$3,385

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions at an annual rate of 12%. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the second quarter of 2022, the Company redeemed $4.0 million of its East 11th Street Preferred Investment.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Rate	2022	2021	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$182	$182	$362	$362
East 11th Street	12%	4,500	8,500	230	258	485	513
Total		$10,500	$14,500	$412	$440	$847	$875

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $1.0 million, as of both June 30, 2022 and December 31, 2021, which is included in investment in related parties on the consolidated balance sheets.

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

The NR Subsidiaries and NR Affiliates may have varying ownership interests in the NR Joint Ventures, however; certain other wholly-owned subsidiaries of the Operating Partnership serve as the manager and are the sole decision-maker for each of the NR Joint Ventures.

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

During the six months ended June 30, 2022 and 2021, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million and $40, respectively. Additionally, during the six months ended June 30, 2022 and 2021, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $15.0 million and $7.9 million, respectively, based on their respective membership interests.

The following tables summarize the Notes Receivable as of the dates indicated:

	Company’s	Loan				Contractual	As of June 30, 2022
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value	Commitment
LSC 1543 7th LLC	50%	49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(2,929)	$(572)	$45,499	$-

	Company’s	Loan				Contractual	As of December 31, 2021
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2022	2021	2022	2021
LSC 1543 7th LLC	$1,038	449	$1,727	$894

LSC 162nd Capital I LLC	-	126	-	250

LSC 162nd Capital II LLC	-	272	-	541

LSC 1650 Lincoln LLC	-	539	-	1,073

LSC 11640 Mayfield LLC	-	373	455	743

LSC 11640 Newkirk LLC	-	790	-	1,585

Total	$1,038	$2,549	$2,182	$5,086

6.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,600	$-	$(2,797)	$21,803
Marco OP Units and Marco II OP Units	19,227	634	-	19,861
	43,827	634	(2,797)	41,664
Debt securities:
Corporate Bonds	7,272	1	(164)	7,109
Total	$51,099	$635	$(2,961)	$48,773

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,932	$2,541	$(135)	$27,338
Marco OP Units and Marco II OP Units	19,227	14,204	-	33,431
	44,159	16,745	(135)	60,769
Debt securities:
Corporate Bonds	2,073	-	(28)	2,045
Total	$46,232	$16,745	$(163)	$62,814

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of both June 30, 2022 and December 31, 2021, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $94.92 per share and $159.77 per share as of June 30, 2022 and December 31, 2021, respectively.

Financial markets have been experiencing significant volatility resulting in swings in market interest rates and market prices of certain equity securities. Primarily because of this volatility, particularly due to the above noted changes in the closing prices of Simon Stock, the Company incurred an unrealized losses of $9.8 million and $18.8 million for the three and six months ended June 30, 2022, respectively, and unrealized gains of $5.1 million and $14.1 million for the three and six months ended June 30, 2021, respectively. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

Additionally, as of June 30, 2022 and December 31, 2021, certain of the Company’s marketable debt securities had net unrealized losses of $163 and $28, respectively. However, the Company does not consider these declines in market value to be other than temporary in nature. When evaluating the debt investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment charges. As of both June 30, 2022 and December 31, 2021, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

For the three and six months ended June 30, 2022, the Company recorded an unrealized gain of $0.4 million and $1.2 million, which is included in other income/(expense), net in the consolidated statement of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively cap the London Interbank Offered Rate (“LIBOR”) at 3.00% and 2.50%, respectively. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair value of the interest rate cap contracts was $1.5 million as of June 30, 2022 and is included in prepaid expenses, restricted cash and other assets on the consolidated balance sheets. See Note 7 for additional information.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$920	$20,883	$-	$21,803
Marco OP and OP II Units	-	19,861	-	19,861
Corporate Bonds	-	7,109	-	7,109
Total	$920	$47,853	$-	$48,773

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$1,519	$-	$1,519

	Fair Value Measurement Using
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$6,825	$20,513	$-	$27,338
Marco OP and OP II Units	-	33,431	-	33,431
Corporate Bonds	-	2,045	-	2,045
Total	$6,825	$55,989	$-	$62,814

The fair values of the Company’s common equity securities are measured using readily quoted prices for these investments which are listed for trade on active markets. The fair values of the Company’s preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. The fair values of the Company’s interest rate cap contracts are measured using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Additionally, as noted above, the Company’s Marco OP and OP II units are both ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Company’s Marco OP and OP II units.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
June 30, 2022
Due in 1 year	$5,982
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,127
Total	$7,109

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (2.64% as of June 30, 2022) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2022 and December 31, 2021.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (3.14% as of June 30, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP and OP II Units and is guaranteed by PRO. As of June 30, 2022, the amount of borrowings available to be drawn under the Line of Credit was $10.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2022 and December 31, 2021.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate as of June 30, 2022	Maturity Date	Amount Due at Maturity	As of June 30, 2022	As of December 31, 2021
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$68,849	$69,540

Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 7.75%)	7.88%	June 2024	46,817	46,817	35,610

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	14.16%	June 2024	40,000	40,000	24,603

Exterior Street Project	LIBOR + 2.25%	2.70%	October 2022	35,000	35,000	35,000

Exterior Street Project Supplemental	LIBOR + 2.50%	2.97%	October 2022	7,000	7,000	7,000

LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	5.19%	December 2023	31,300	31,300	-

Total mortgages payable		6.65%		$225,434	228,966	171,753

Less: Deferred financing costs					(5,175)	(6,047)

Total mortgages payable, net					$223,791	$165,706

LIBOR as of June 30, 2022 and December 31, 2021 was 1.79% and 0.10%, respectively. SOFR as of June 30, 2022 was 1.69%. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC entered into a $31.3 million loan (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (5.19% as of June 30, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and June 30, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). See Note 5. On June 30, 2022, $28.6 million of the net proceeds from the LSC 1543 7th LLC Loan were temporarily funded to an affiliate of the Company’s advisor and were subsequently transferred to the Company and then distributed to the members of LSC 1543 7th LLC in July 2022, of which the Company’s 50% share was $14.3 million. See Note 9.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2022, the outstanding principal balance of the Moxy Senior Loan was $46.8 million, the interest rate was 9.29% and the remaining availability under the facility was up to $43.2 million.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of June 30, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million as it was fully drawn and its interest rate was 15.29%.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rates are capped at 3.00% and 2.50%, respectively, through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Exterior Street Loans

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which, commencing on October 10, 2020, bears interest at LIBOR + 2.25% (4.04% as of June 30, 2022) through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% (4.29% as of June 30, 2022) and requires monthly interest-only payments through its maturity date. During April of 2022, the Company exercised the additional six-month extension and the Exterior Street Loans are currently scheduled to mature on October 9, 2022 and are collateralized by the Exterior Street Project.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$42,698	$32,754	$153,514	$-	$-	$-	$228,966
Less: Deferred financing costs							(5,175)
Total principal maturities, net							$223,791

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2022, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of June 30, 2022) mature on October 9, 2022. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

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

For the six months ended June 30, 2022 the Company repurchased 273,135 shares of common stock, pursuant to its SRP at an average price per share of $11.75 per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Asset management fees (general and administrative costs)	$171	$211	$325	$455
Property management fees (property operating expenses)	74	72	155	168
Development fees and cost reimbursement (1)	733	1,603	1,617	1,913
Total	$978	$1,886	$2,097	$2,536

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company owed the Advisor and its affiliated entities $0.5 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three and six months ended June 30, 2022 and 2021, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units.

Funds Held by Related Party

As of June 30, 2022, $28.6 million of the net proceeds from the LSC 1543 7th LLC Loan were temporarily held by an affiliate of the Company’s advisor and were subsequently transferred to the Company and then distributed to the members of LSC 1543 7th LLC in July 2022, of which the Company’s 50% share was $14.3 million. See Note 7.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, funds held by related party, prepaid expenses, restricted cash and other assets, notes receivable, accounts payable, accrued expenses and other liabilities, due to related parties, and distributions payable approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$229.0	$227.9	$171.8	$174.4

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

Distribution Payment

On July 15, 2022, the distribution for the three-month period ending June 30, 2022 of $3.8 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.75 as of September 30, 2021.

Distribution Declaration

On August 8, 2022, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending September 30, 2022. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on August 8, 2022, the Board of Directors declared a quarterly distribution for the quarterly period ending September 30, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants and industries, the failure of the Company (defined herein) to make additional investments in real estate properties, restrictions in current financing arrangements, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and its affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

As of June 30, 2022, we have ownership interests in (i) two consolidated operating properties, (ii) two consolidated development properties and (iii) seven unconsolidated operating properties. With respect to our consolidated operating properties, we wholly own the St. Augustine Outlet Center, a retail property, and have a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel and the Exterior Street Project. We also hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreements with various related party entities (the “Preferred Investments”) and nonrecourse promissory notes made to unaffiliated third-parties. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

Acquisitions and Investment Strategy

We have, to date, acquired and/or developed residential, commercial and hospitality properties principally, all of which are located in the United States and also made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our operating properties consisted of one retail property (the St. Augustine Outlet Center) and one multi-family residential property (Gantry Park Landing) as of June 30, 2022. We also own various parcels of land and air rights we are using for the development and construction of real estate properties. Additionally, we have made preferred investments in related parties and originated nonrecourse loans through joint ventures to unaffiliated third-party borrowers.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation and recession.

COVID-19 Pandemic

On March 20, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center, which is located in St. Augustine, Florida, significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the St. Augustine Outlet Center. See “St. Augustine Outlet Center”.

Additionally, during 2020 we saw deterioration in both the occupancy and rental rates for Gantry Park Landing, which is located on Long Island, New York, as the luxury rental market in the greater New York City metropolitan area was negatively impacted by the COVID-19 pandemic. However, both occupancy and rental rates consistently improved considerably throughout 2021 and returned to pre-COVID-19 levels. Thereafter, occupancy has continued to remain stable and the property has experienced strong growth in its rental rates thus far in 2022.

To-date, the COVID-19 pandemic has not had any significant impact on our development projects, and our Lower East Side Moxy Hotel development project is currently expected to open during the fourth quarter of 2022. Furthermore, our other real estate-related investments (both our preferred investments in related parties and nonrecourse loans made to unaffiliated third-party borrowers) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar risks, have also not yet been significantly impacted by the COVID-19 pandemic.

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

Wholly Owned and Consolidated Real Estate Properties:

St. Augustine Outlet Center

We wholly own the St. Augustine Outlet Center which was originally built in 1998 and subsequently acquired by us in 2006 and renovated and further expanded in 2008.

During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center, a retail property containing 0.3 million of gross leasable area, significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, we determined that we would no longer continue to pursue leasing of space to tenants and therefore, entered into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at the scheduled expiration. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash impairment charge of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, we entered into a lease termination agreement with the property’s final tenant providing for it to vacate the property no later than July 15, 2022 in return for a $750 payment from us (included in property operating expenses on the consolidated statement of operations during the second quarter of 2022), of which $675 was paid in June 2022 and the balance of $75 (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2022) was subsequently paid in July 2022.

We ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter commenced demolition of the existing building and improvements in order to prepare the property’s land parcels for sale and/or lease. As of June 30, 2022, there was no impairment related to the St. Augustine Outlet Center. However, we expect to incur a non-cash charge of $16.7 million to write-off the carrying value of the building and improvements in the third quarter of 2022.

Gantry Park Landing

We have a 59.2% membership interest in a consolidated joint venture which developed, constructed and owns Gantry Park Landing, a multi-family apartment building located in the Queens neighborhood of New York City. The following table contains certain information for Gantry Park Landing as of June 30, 2022.

	Location	Year Built	Leaseable Units	Percentage Occupied as of June 30, 2022	Annualized Revenues based on rents at June 30, 2022	Annualized Revenues per unit at June 30, 2022
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	199	97.0%	$9.7 million	$50,425

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2022 annualized.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City on which we are developing a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), which is currently under construction and expected to open during the fourth quarter of 2022.

Exterior Street Project

On February 27, 2019, we, initially acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City and subsequently acquired an additional adjacent parcel in September 2021 on which we are currently developing a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the total amounts incurred and capitalized to our development projects as of June 30, 2022:

Development Project
Lower East Side Moxy Hotel	$180,355
Exterior Street Project	90,071
Total	$270,426

Results of Operations

For the Three Months Ended June 30, 2022 vs. June 30, 2021

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased slightly by $0.1 million to $2.4 million for the three months ended June 30, 2022 compared to $2.5 million for the same period in 2021. This decrease reflects lower revenues of $0.5 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 substantially offset by higher revenues of $0.4 million for Gantry Park Landing resulting from higher occupancy and rental rates.

Property operating expenses

Property operating expenses increased by $0.5 million to $1.4 million for the three months ended June 30, 2022 compared to $0.9 million for the same period in 2021. The increase in property operating expenses is primarily attributable to a lease termination fee of $0.8 million incurred during the second quarter of 2022 for the St. Augustine Outlet Center partially offset by lower property operating costs for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended June 30, 2022 and 2021.

General and administrative costs

General and administrative costs were $0.6 million for both the three months ended June 30, 2022 and 2021.

Pre-opening costs

In preparation for the opening of the Lower East Side Moxy Hotel, which is expected to occur during the fourth quarter of 2022, we incurred pre-opening costs of $0.3 million during the three months ended June 30, 2022. No pre-opening costs were incurred during the 2021 period.

Depreciation and amortization

Depreciation and amortization decreased by $0.5 million to $0.7 million for the three months ended June 30, 2022 compared to $1.2 million for the same period in 2021. The decrease in depreciation and amortization primarily reflects changes to the estimated remaining useful life of certain tenant-related building improvements resulting from substantially all of the tenants vacating the St. Augustine Outlet Center during the first quarter of 2022.

Interest and dividend income

Interest and dividend income decreased by $1.5 million to $2.1 million for the three months ended June 30, 2022 compared to $3.6 million for the same period in 2021. The decrease primarily reflects lower interest income earned on our notes receivable of $1.5 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.2 million to $0.4 million for the three months ended June 30, 2022 compared to $0.6 million for the same period in 2021. During the three months ended June 30, 2022 and 2021, $3.8 million and $1.7 million, respectively, of interest was capitalized to our development projects.

Gain on disposition of real estate

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of $3.6 million during the second quarter of 2021.

Unrealized (loss)/gain on marketable equity securities

During the three months ended June 30, 2022, we recorded an unrealized loss on marketable equity securities of $9.8 million and during the three months ended June 30, 2021, we recorded an unrealized gain on marketable equity securities of $5.1 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Loss/(gain) on sale of marketable securities

During the three months ended June 30, 2022, we recorded a loss on the sale of marketable securities of $0.2 million and during the three months ended June 30, 2021, we recorded a gain on the sale of marketable securities of $6. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

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

For the Six Months Ended June 30, 2022 vs. June 30, 2021

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by approximately $0.5 million to $4.8 million for the six months ended June 30, 2022 compared to $5.3 million for the same period in 2021. This decrease reflects lower revenues of $1.2 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 substantially offset by higher revenues of $0.7 million for Gantry Park Landing resulting from higher occupancy and rental rates.

Property operating expenses

Property operating expenses increased by $0.5 million to $2.4 million for the six months ended June 30, 2022 compared to $1.9 million for the same period in 2021. The increase in property operating expenses is primarily attributable to a lease termination fee of $0.8 million incurred during the second quarter of 2022 for the St. Augustine Outlet Center partially offset by lower property operating costs for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.1 million for the six months ended June 30, 2022 compared to $0.2 million for the same period in 2021.

General and administrative costs

General and administrative costs were $1.2 million for both the six months ended June 30, 2022 and 2021.

Pre-opening costs

In preparation for the opening of the Lower East Side Moxy Hotel, which is expected to occur during the fourth quarter of 2022, we incurred pre-opening costs of $0.3 million during the six months ended June 30, 2022. No pre-opening costs were incurred during the 2021 period.

Depreciation and amortization

Depreciation and amortization decreased by $0.8 million to $1.5 million for the six months ended June 30, 2022 compared to $2.3 million for the same period in 2021. The decrease in depreciation and amortization primarily reflects changes to the estimated remaining useful life of certain tenant-related building improvements resulting from substantially all of the tenants vacating the St. Augustine Outlet Center during the first quarter of 2022.

Interest and dividend income

Interest and dividend income decreased by $2.8 million to $4.4 million for the six months ended June 30, 2022 compared to $7.2 million for the same period in 2021. The decrease primarily reflects lower interest income earned on our notes receivable of $2.9 million partially offset by higher interest and dividend income earned on our available cash and investments in marketable securities of $0.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.6 million to $0.8 million for the six months ended June 30, 2022 compared to $1.4 million for the same period in 2021. During the six months ended June 30, 2022 and 2021, $7.0 million and $3.4 million, respectively, of interest was capitalized to our development projects.

Gain on disposition of real estate

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center for a contractual sales price of $6.8 million and recognized a gain on the disposition of real estate of $3.6 million during the second quarter of 2021.

Unrealized (loss)/gain on marketable equity securities

During the six months ended June 30, 2022, we recorded an unrealized loss on marketable equity securities of $18.8 million and during the six months ended June 30, 2021, we recorded an unrealized gain on marketable equity securities of $14.1 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Loss/(gain) on sale of marketable securities

During the six months ended June 30, 2022, we recorded a gain on the sale of marketable securities of $1.2 million and during the six months ended June 30, 2021, we recorded a loss on the sale of marketable securities of $16. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2022, we had $17.2 million of cash on hand, $2.6 million of restricted cash and $48.8 million of marketable securities. Additionally, in July 2022 we subsequently received $14.3 million, representing our 50% share of $28.6 million of funds held by a related party as of June 30, 2022. We also have the ability to make draws from a line of credit up to a maximum of $20.0 million ($10.9 million was available as of June 30, 2022), subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with rental income from our operating property; interest and dividend income earned on our marketable securities, notes receivable and preferred investments; as well as proceeds received from the repayment of the notes receivable and redemptions of the preferred investments will be sufficient to satisfy our expected cash requirements primarily consisting our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities) and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

We currently have two development projects (see “Development Activities”). With respect to our Lower East Side Moxy Hotel, which is currently under construction and expected to open during the fourth quarter of 2022, we have obtained construction financings and the remaining development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel are expected to be funded from the remaining availability under such construction financings. See “Development Activities - Lower East Side Moxy Hotel” for additional information. Our Exterior Street Project is currently under development and we expect to seek construction financing to fund a substantial portion of its future development and construction costs. See “Development Activities – Exterior Street Project” for additional information.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment and are at a fixed interest rate.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan collateralized by the securities held with the financial institution that has provided the margin loan. This loan is due on demand and any outstanding balance must be paid upon the liquidation of securities.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2022, our total borrowings of $229.0 million represented 78% of net assets.

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

In addition to meeting working capital needs and distributions, if any, to our stockholders, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments related to asset acquisition fees and the reimbursement of acquisition-related costs, development fees and cost reimbursement, property management and leasing commissions, and asset management fee. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Asset management fees (general and administrative costs)	$171	$211	$325	$455
Property management fees (property operating expenses)	74	72	155	168
Development fees and cost reimbursement (1)	733	1,603	1,617	1,913
Total	$978	$1,886	$2,097	$2,536

(1)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as development projects on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company owed the Advisor and its affiliated entities $0.5 million and $0.7 million, respectively, for development fees and cost reimbursements, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

During both the three and six months ended June 30, 2022 and 2021, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2022	2021
Net cash flows provided by operating activities	$8,101	$4,965
Net cash flows (used in)/provided by investing activities	(52,934)	24,558
Net cash flows provided by/(used in) financing activities	22,049	(50,141)
Net change in cash, cash equivalents and restricted cash	(22,784)	(20,618)

Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of the period	$19,808	$26,223

Operating activities

The net cash provided by operating activities of $8.1 million for the six months ended June 30, 2022 consists of the following:

●	cash inflows of $2.8 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $5.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $52.9 million for the six months ended June 30, 2022 consists primarily of the following:

●	purchases of investment property principally attributable to our development activities of $36.4 million;

●	proceeds from redemption of preferred investments in related parties of $4.0 million;

●	net purchases of marketable securities of $3.7 million; and

●	net funds used for the issuance and repayment of notes receivable of $16.9 million.

Financing activities

The net cash provided by financing activities of $22.0 million for the six months ended June 30, 2022 is primarily related to the following:

●	debt principal payments of $0.7 million;

●	net proceeds from mortgage financing of $28.7 million;

●	redemption and cancellation of common shares of $3.2 million;

●	contributions received from our noncontrolling interests of $21.9 million;

●	distributions to our noncontrolling interests of $17.1 million; and

●	distributions to our common shareholders of $7.6 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood of Manhattan in New York City from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. We are using the land and air rights in connection with the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, we entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, we obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel is currently under construction and expected to open during the fourth quarter of 2022.

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2022, the outstanding principal balance of the Moxy Senior Loan was $46.8 million, the interest rate was 9.29% and the remaining availability under the facility was up to $43.2 million.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of June 30, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million as it was fully drawn and the interest rate was 15.29%.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rates are capped at 3.00% and 2.5%, respectively, through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We are using the land parcels for the development of a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which commencing on October 10, 2020 bears interest at LIBOR + 2.25% (4.04% as of June 30, 2022) through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but during April 2021, its maturity date was further extended to April 9, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional six-month extension and an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% (4.29% as of June 30, 2022) and requires monthly interest-only payments through its maturity date. During April of 2022, we exercised the additional six-month extension and the Exterior Street Loans are currently scheduled to mature on October 9, 2022 and are collateralized by the Exterior Street Project.

The following is a summary of the total amounts incurred and capitalized to development projects on the consolidated balance sheet for the Lower East Side Moxy Hotel and the Exterior Street Project as of June 30, 2022:

Development Project
Lower East Side Moxy Hotel	$180,355
Exterior Street Project	90,071
Total	$270,426

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

Preferred Investments

We have Preferred Investments that entitle us to monthly preferred distributions at an annual rate of 12%. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of these investments approximated their carrying values based on market rates for similar instruments. During the second quarter of 2022, we redeemed $4.0 million of our East 11th Street Preferred Investment.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Rate	2022	2021	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$182	$182	$362	$362
East 11th Street	12%	4,500	8,500	230	258	485	513
Total		$10,500	$14,500	$412	$440	$847	$875

Note:

(1)	– Included in interest and dividend income on the consolidated statements of operations.

Notes Receivable

We have formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly-owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

The N/R Subsidiaries and NR Affiliates may have varying ownership interests in the N/R Joint Ventures, however; certain other wholly owned subsidiaries of the Operating Partnership serve as the manager and the sole decision-maker for each of the N/R Joint Ventures. We have determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries. Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, we consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests.

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

The following tables summarize the Notes Receivable as of the dates indicated:

	Company’s	Loan				Contractual	As of June 30, 2022
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value	Commitment
LSC 1543 7th LLC	50%	49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(2,929)	$(572)	$45,499	$-

	Company’s	Loan				Contractual	As of December 31, 2021
	Ownership	Commitment	Origination	Origination	Maturity	Interest	Outstanding		Unamortized	Carrying	Unfunded
Joint Venture/Lender	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Origination Fee	Value	Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2022	2021	2022	2021
LSC 1543 7th LLC	$1,038	449	$1,727	$894

LSC 162nd Capital I LLC	-	126	-	250

LSC 162nd Capital II LLC	-	272	-	541

LSC 1650 Lincoln LLC	-	539	-	1,073

LSC 11640 Mayfield LLC	-	373	455	743

LSC 11640 Newkirk LLC	-	790	-	1,585

Total	$1,038	$2,549	$2,182	$5,086

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC entered into a $31.3 million loan (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (5.19% as of June 30, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and June 30, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). See Note 5. On June 30, 2022, $28.6 million of the net proceeds from the LSC 1543 7th LLC Loan were temporarily funded to an affiliate of our advisor and were subsequently transferred to us and then distributed to the members of LSC 1543 7th LLC in July 2022, of which our 50% share was $14.3 million. See Note 9 of the Notes to Consolidated Financial Statements.

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current estimated net asset value per share (“NAV per Share”), as determined by the Board of Directors and reported by us from time to time. On December 16, 2021, the Board of Directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of June 30, 2022, 9.9 million shares remain available for issuance under our DRIP.

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

For the six months ended June 30, 2022 we repurchased 273,135 shares of common stock, pursuant to our SRP at an average price per share of $11.75 per share.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2022.

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$42,698	$32,754	$153,514	$-	$-	$-	$228,966
Interest Payments[1]	8,228	15,319	8,323	-	-	-	31,870
Total Contractual Obligations	$50,926	$48,073	$161,837	$-	$-	$-	$260,836

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate or SOFR rate, as applicable. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR and SOFR rates as of June 30, 2022 were used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (2.64% as of June 30, 2022) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2022 and December 31, 2021.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (3.14% as of June 30, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of June 30, 2022, the amount of borrowings available to be drawn under the Line of Credit was $10.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2022 and December 31, 2021.

Debt Maturities

The Exterior Street Loans (outstanding principal balance of $42.0 million as of June 30, 2022) mature on October 9, 2022. We currently intend to extend or refinance the Exterior Street Loans on or before their maturity date.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss)/income	$(8,455)	$11,097	$(13,420)	$22,738
FFO adjustments:
Depreciation and amortization of real estate assets	649	1,163	1,498	2,281
Gain on disposal of investment property	(49)	(3,589)	(49)	(3,589)
FFO	(7,855)	8,671	(11,971)	21,430
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	9,387	(5,080)	17,531	(14,077)
Loss on debt extinguishment(4)	-	318	-	318
Loss/(gain) on sale of marketable securities(4)	179	(6)	(1,160)	16
MFFO	1,711	3,903	4,400	7,687
Straight-line rent(5)	2	24	25	(38)
MFFO - IPA recommended format	$1,713	$3,927	$4,425	$7,649

Net (loss)/income	$(8,455)	$11,097	$(13,420)	$22,738
Less: income attributable to noncontrolling interests	(228)	(1,344)	(600)	(2,750)
Net (loss)/income applicable to Company’s common shares	$(8,683)	$9,753	$(14,020)	$19,988
Net (loss)/income per common share, basic and diluted	$(0.40)	$0.44	$(0.64)	$0.90

FFO	$(7,855)	$8,671	$(11,971)	$21,430
Less: FFO attributable to noncontrolling interests	(402)	(1,452)	(953)	(2,382)
FFO attributable to Company’s common shares	$(8,257)	$7,219	$(12,924)	$19,048
FFO per common share, basic and diluted	$(0.38)	$0.32	$(0.59)	$0.85

MFFO - IPA recommended format	$1,713	$3,927	$4,425	$7,649
Less: MFFO attributable to noncontrolling interests	(937)	(1,358)	(1,887)	(2,145)
MFFO attributable to Company’s common shares	$776	$2,569	$2,538	$5,504

Weighted average number of common shares outstanding, basic and diluted	21,974	22,308	22,051	22,304

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through
June 30, 2022
FFO attributable to Company’s common shares	$253,809
Distributions paid	$271,066

On July 15, 2022, the distribution for the three-month period ending June 30, 2022 of $3.9 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most current estimated net asset value (“NAV”) per share of $11.75 as of September 30, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 11, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: August 11, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)