Form 10-Q
period 2022-09-30
Lightstone Value Plus REIT I, Inc.
filed 2022-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 7, 2022, there were approximately 21.9 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION,

ITEM 1. FINANCIAL STATEMENTS,

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$24,566	$27,301
Building and improvements	51,424	88,830
Furniture and fixtures	1,873	2,479
Construction in progress	22	10
Gross investment property	77,885	118,620
Less accumulated depreciation	(14,485)	(37,019)
Net investment property	63,400	81,601
Development projects	287,873	234,214
Investments in related parties	6,930	15,509
Cash and cash equivalents	37,872	39,405
Marketable securities	41,494	62,814
Notes receivable, net	46,729	26,854
Prepaid expenses, restricted cash and other assets	6,983	5,391
Total Assets	$491,281	$465,788

Liabilities and Stockholders’ Equity

Mortgages payable, net	$240,710	$165,706
Accounts payable, accrued expenses and other liabilities	14,615	11,764
Due to related parties	276	208
Distributions payable	3,831	3,885
Total Liabilities	259,432	181,563

Commitments and contingencies

Stockholders’ equity:

Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.9 million and 22.2 million shares issued and outstanding, respectively	219	222
Additional paid-in-capital	164,727	168,363
Accumulated other comprehensive loss	(276)	(40)
Accumulated surplus	54,028	93,134
Total Company’s stockholders’ equity	218,698	261,679
Noncontrolling interests	13,151	22,546
Total Stockholders’ Equity	231,849	284,225
Total Liabilities and Stockholders’ Equity	$491,281	$465,788

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$2,370	$2,300	$7,117	$7,486
Tenant recovery income	13	32	80	109
Total revenues	2,383	2,332	7,197	7,595

Expenses:
Property operating expenses	922	1,368	3,315	3,240
Real estate taxes	61	71	185	291
General and administrative costs	538	616	1,710	1,787
Pre-opening costs	317	-	671	-
Impairment charge	-	11,341	-	11,341
Depreciation and amortization	478	1,545	1,976	3,826
Total expenses	2,316	14,941	7,857	20,485

Other income/(loss), net	1,609	297	2,839	(96)
Interest and dividend income	2,320	3,193	6,712	10,352
Interest expense, net	(677)	(580)	(1,427)	(1,977)
Gain on disposition of real estate	1,105	213	1,154	3,802
Loss on demolition	(16,593)	-	(16,593)	-
Unrealized (loss)/gain on marketable equity securities	(1,190)	(3,521)	(19,964)	10,556
Gain on sale of marketable securities	-	4,669	1,160	4,653

Net (loss)/income	(13,359)	(8,338)	(26,779)	14,400

Less: net income attributable to noncontrolling interests	(183)	(582)	(783)	(3,332)

Net (loss)/income attributable to Company’s common shares	$(13,542)	$(8,920)	$(27,562)	$11,068

Net (loss)/income per Company’s common share, basic and diluted	$(0.62)	$(0.40)	$(1.25)	$0.50

Weighted average number of common shares outstanding, basic and diluted	21,887	22,221	21,996	22,276

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss)/income	$(13,359)	$(8,338)	$(26,779)	$14,400

Other comprehensive(loss)/income
Holding (loss)/gain on available for sale debt securities	(107)	4,605	919	4,696
Reclassification adjustment for gain included in net (loss)/income	-	(4,669)	(1,160)	(4,653)

Other comprehensive (loss)/income	(107)	(64)	(241)	43

Comprehensive (loss)/income	(13,466)	(8,402)	(27,020)	14,443

Less: Comprehensive income attributable to noncontrolling interests	(181)	(581)	(778)	(3,333)

Comprehensive (loss)/income attributable to Company’s common shares	$(13,647)	$(8,983)	$(27,798)	$11,110

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, June 30, 2021	22,309	$223	$169,810	$483	$101,813	$29,903	302,232
Net loss	-	-	-	-	(8,920)	582	(8,338)
Other comprehensive loss	-	-	-	(63)	-	(1)	(64)
Distributions declared (a)	-	-	-	-	(3,889)	-	(3,889)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,340)	(1,340)
Contributions received from noncontrolling interests	-	-	-	-	-	146	146
Redemption and cancellation of common shares	(111)	(1)	(1,245)	-	-	-	(1,246)
Shares issued from distribution reinvestment program	8	-	81	-	-	-	81
BALANCE, September 30, 2021	22,206	$222	$168,646	$420	$89,004	$29,290	$287,582

(a)	Distributions per share were $0.525.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	296,183
Net income	-	-	-	-	11,068	3,332	14,400
Other comprehensive income	-	-	-	42	-	1	43
Distributions declared (a)	-	-	-	-	(11,703)	-	(11,703)
Distributions paid to noncontrolling interests	-	-	-	-	-	(10,523)	(10,523)
Contributions received from noncontrolling interests	-	-	-	-	-	186	186
Redemption and cancellation of common shares	(111)	(1)	(1,245)	-	-	-	(1,246)
Shares issued from distribution reinvestment program	23	-	242	-	-	-	242
BALANCE, September 30, 2021	22,206	$222	$168,646	$420	$89,004	$29,290	$287,582

(a)	Distributions per share were $0.525.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716
Net loss	-	-	-	-	(13,542)	183	(13,359)
Other comprehensive loss	-	-	-	(105)	-	(2)	(107)
Distributions declared (a)	-	-	-	-	(3,832)	-	(3,832)
Distributions paid to noncontrolling interests	-	-	-	-	-	(14,973)	(14,973)
Redemption and cancellation of common shares	(58)	-	(678)	-	-	-	(678)
Shares issued from distribution reinvestment program	7	-	82	-	-	-	82
BALANCE, September 30, 2022	21,872	$219	$164,727	$(276)	$54,028	$13,151	$231,849

(a)	Distributions per share were $0.175.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(27,562)	783	(26,779)
Other comprehensive loss	-	-	-	(236)	-	(5)	(241)
Distributions declared (a)	-	-	-	-	(11,544)	-	(11,544)
Distributions paid to noncontrolling interests	-	-	-	-	-	(32,068)	(32,068)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(331)	(3)	(3,885)	-	-	-	(3,888)
Shares issued from distribution reinvestment program	22	-	249	-	-	-	249
BALANCE, September 30, 2022	21,872	$219	$164,727	$(276)	$54,028	$13,151	$231,849

(a)	Distributions per share were $0.525.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(26,779)	$14,400
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,976	3,826
Impairment charge	-	11,341
Unrealized loss/(gain) on marketable equity securities	19,964	(10,556)
Gain on sale of marketable securities	(1,160)	(4,653)
Mark to market adjustment on derivative financial instruments	(2,847)	(114)
Gain on disposition of real estate	(1,154)	(3,802)
Loss on demolition	16,593	-
Noncash interest income	(2,995)	(4,203)
Other non-cash adjustments	225	596
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,537)	(671)
(Decrease)/increase in tenant allowances and deposits payable	(38)	26
Increase in accounts payable, accrued expenses and other liabilities	6,717	5,711
Decrease in due to related parties	68	(131)
Net cash provided by operating activities	9,033	11,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(54,401)	(42,797)
Purchase of marketable securities	(12,052)	(4,188)
Proceeds from sale of marketable securities	14,326	11,859
Proceeds from disposition of real estate	-	20,052
Investment in joint venture	-	(12)
Proceeds from joint venture	79	138
Proceeds from redemption of preferred investment in related party	8,500	-
Funding of notes receivable	(44,420)	-
Proceeds from repayment of notes receivable	27,540	43,326
Net cash (used in)/provided by investing activities	(60,428)	28,378

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	74,318	40,596
Mortgage principal payments	(1,034)	(63,745)
Payment of loan fees and expenses	(627)	(5,692)
Redemption and cancellation of common shares	(3,888)	(1,246)
Contributions received from noncontrolling interests	21,895	186
Distributions paid to noncontrolling interests	(32,068)	(10,523)
Distributions paid to Company’s common stockholders	(11,349)	(11,477)
Net cash provided by/(used in) financing activities	47,247	(51,901)

Net change in cash, cash equivalents and restricted cash	(4,148)	(11,753)
Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of period	$38,444	$35,088

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$37,872	$33,378
Restricted cash	572	1,710
Total cash, cash equivalents and restricted cash	$38,444	$35,088

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

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2022, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

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

Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company evaluates all of its real estate investments as one operating segment. As of September 30, 2022, the Company has ownership interests in (i) one consolidated operating property, (ii) two consolidated development properties, (iii) certain consolidated land holdings, and (iv) seven unconsolidated operating properties. With respect to its consolidated operating property, the Company has a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units located in the Queens neighborhood of New York City. With respect to its development properties, the Company wholly owns two projects consisting of the Lower East Side Moxy Hotel, which opened on October 27, 2022, and the Exterior Street Project. The Company also wholly owns and consolidates certain land holdings located in St. Augustine, Florida. Additionally, the Company holds a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which the Company accounts for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between the Company and the operating partnership of Lightstone Value Plus REIT II, Inc., a REIT also sponsored by the Company’s Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, the Company has other real estate-related investments, including a preferred investment in related party and a nonrecourse loan made to unaffiliated third-party borrower.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of September 30, 2022.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include ownership interests in (i) Pro-DFJV Holdings LLC (“PRO”) held by the Company’s Sponsor, (ii) 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), held by the Company’s Sponsor and other affiliates and (iii) various joint ventures held by affiliates of the Sponsor that have originated promissory notes to unaffiliated third parties (see Note 5). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park Landing.

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

During the COVID-19 pandemic, the occupancy of the Company’s St. Augustine Outlet Center significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the property, which ultimately led to the Company ceasing operations of the center effective July 15, 2022 and demolishing the existing building and improvements during the third quarter of 2022. See “St. Augustine Outlet Center” for additional information.

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

To-date, the COVID-19 pandemic has not had any significant impact on the Company’s development projects. Furthermore, the Company’s other real estate-related investments (both its preferred investment in related party and its nonrecourse loan made to an unaffiliated third-party borrower) also relate to various development projects, which are at different stages in their respective development process. These investments, which are subject to similar risks, have also not yet been significantly impacted by the COVID-19 pandemic.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$9,691	$6,424
Distributions declared but not paid	$3,831	$3,889
Investment property acquired but not paid	$2,059	$4,483
Amortization of deferred financing costs included in development projects	$2,094	$848
Holding loss/gain on marketable securities	$241	$43
Value of shares issued from distribution reinvestment program	$249	$242
Accrued loan exit fee included in deferred financing costs	$-	$1,100

St. Augustine Outlet Center

During the COVID-19 pandemic, the occupancy of the Company’s St. Augustine Outlet Center, a retail property located in St. Augustine Florida, which consisted of 0.3 million of gross leasable area, significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, the Company determined that it would no longer continue to pursue leasing of space to tenants and therefore, began to enter into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at the scheduled expiration of their lease. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash loss on impairment of real estate of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, the Company entered into a lease termination agreement with the property’s final tenant providing for them to receive an aggregate of $750 provided they vacated the property no later than July 15, 2022. The final tenant vacated the property in July 2022 and the Company ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and the Company recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs.

In connection with the terms of certain of the lease termination agreements, the Company agreed to make various payments to certain tenants provided they closed their store and vacated the property. The Company expenses lease termination fees in the period the lease termination agreement is executed and such expenses are included in property operating expenses on the consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized aggregate lease termination fees of $825. During the three and nine months ended September 30, 2021, the Company recognized a lease termination fee of $425.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Lower East Side Moxy Hotel

On December 3, 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood of Manhattan in New York City from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. As of September 30, 2022, the construction of the Lower East Side Moxy Hotel was substantially complete and the hotel and two of its five food and beverage venues subsequently opened in October 2022. The remaining food and beverage venues are currently expected to open by the end of 2022.

In preparation for the opening of the Lower East Side Moxy Hotel, the Company incurred pre-opening costs of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. No pre-opening costs were incurred in the 2021 periods. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Exterior Street Project

On February 27, 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The land parcels were acquired for the development of a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the total amounts incurred and capitalized to each of the Company’s development projects as of the dates indicated and the amounts of interest capitalized to the Company’s development projects for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest		Capitalized Interest
	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Development Project	2022	2021	2022	2021	2022	2021
Lower East Side Moxy Hotel	$196,284	$146,747	$4,024	$1,722	$9,792	$4,068
Exterior Street Project	91,589	87,467	901	477	2,137	1,516
Total	$287,873	$234,214	$4,925	$2,199	$11,929	$5,584

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Investments in Related Parties

Preferred Investments

The Company entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions at an annual rate of 12%. During the nine months ended September 30, 2022, the Company redeemed $8.5 million (including $4.5 million in the third quarter of 2022) of its East 11th Street Preferred Investment, which is now fully redeemed. As a result, as of September 30, 2022, the Company’s only has one remaining Preferred Investment, which is its 40 East End Avenue Preferred Investment with an outstanding balance of $6.0 million. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of the Company’s remaining Preferred Investment approximates its carrying value based on market rates for similar instruments as of September 30, 2022.

The Preferred Investments are summarized as follows:

Preferred Investments	Dividend Rate	Preferred Investment Balance		Investment Income(1)
		As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$184	$184	$546	$546
East 11th Street	12%	-	8,500	108	261	593	774
Total		$6,000	$14,500	$292	$445	$1,139	$1,320

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

The Joint Venture

The Company has a 2.5% membership interest in the Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $0.9 million and $1.0 million, as of September 30, 2022 and December 31, 2021, respectively, which is included in investment in related parties on the consolidated balance sheets.

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

During the nine months ended September 30, 2022 and 2021, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million and $0.2 million, respectively. Additionally, during the nine months ended September 30, 2022 and 2021, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $29.3 million and $8.6 million, respectively, based on their respective membership interests.

The following tables summarize the Notes Receivable as of the dates indicated:

							As of September 30, 2022
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC	50%	49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(1,821)	$(450)	$46,729	$-

							As of December 31, 2021
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2022	2021	2022	2021
LSC 1543 7th LLC	$1,230	454	$2,957	$1,348
LSC 162nd Capital I LLC	-	123	-	373
LSC 162nd Capital II LLC	-	266	-	807
LSC 1650 Lincoln LLC	-	545	-	1,618
LSC 11640 Mayfield LLC	-	383	455	1,125
LSC 11640 Newkirk LLC	-	-	-	1,585

Total	$1,230	$1,771	$3,412	$6,856

6.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,600	$-	$(2,905)	$21,695
Marco OP Units and Marco II OP Units	19,227	-	(448)	18,779
	43,827	-	(3,353)	40,474
Debt securities:
Corporate Bonds	1,290		(270)	1,020

Total	$45,117	$-	$(3,623)	$41,494

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,932	$2,541	$(135)	$27,338
Marco OP Units and Marco II OP Units	19,227	14,204	-	33,431
	44,159	16,745	(135)	60,769
Debt securities:
Corporate Bonds	2,073	-	(28)	2,045

Total	$46,232	$16,745	$(163)	$62,814

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of both September 30, 2022 and December 31, 2021, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $89.75 per share and $159.77 per share as of September 30, 2022 and December 31, 2021, respectively.

Throughout 2022, financial markets have been experiencing significant increases in interest rates primarily as a result of higher inflation, leading to the substantially lower market prices of the Company equity’s securities, especially those highly sensitive to movements in interest rates, such are REITs and preferred securities. Because of the change in the closing price of Simon Stock and the market price of the Company’s other equity securities, the Company incurred unrealized losses of $1.2 million and $20.0 million for the three and nine months ended September 30, 2022, respectively, compared to unrealized loss of $3.5 million and an unrealized gain of $10.6 million for the three and nine months ended September 30, 2021, respectively. These unrealized gains and losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

Additionally, as of September 30, 2022 and December 31, 2021, certain of the Company’s marketable debt securities had net unrealized losses of $270 and $28, respectively. However, the Company does not consider these declines in market value to be other than temporary in nature. When evaluating the debt investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment charges. As of both September 30, 2022 and December 31, 2021, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

For the three and nine months ended September 30, 2022, the Company recorded an unrealized gain of $1.6 million and $2.8 million, which is included in other income/(expense), net in the consolidated statement of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively cap the London Interbank Offered Rate (“LIBOR”) through June 30, 2023 and its replacement rate thereafter at 3.00% and 2.50%, respectively. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair value of the interest rate cap contracts was $3.1 million as of September 30, 2022 and is included in prepaid expenses, restricted cash and other assets on the consolidated balance sheets. See Note 7 for additional information.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$870	$20,825	$-	$21,695
Marco OP and OP II Units	-	18,779	-	18,779
Corporate Bonds	-	1,020	-	1,020
Total	$870	$40,624	$-	$41,494

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$3,110	$-	$3,110

	Fair Value Measurement Using
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$6,825	$20,513	$-	$27,338
Marco OP and OP II Units	-	33,431	-	33,431
Corporate Bonds	-	2,045	-	2,045
Total	$6,825	$55,989	$-	$62,814

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
September 30, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,020
Total	$1,020

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (3.99% as of September 30, 2022) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2022 and December 31, 2021.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (4.49% as of September 30, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP and OP II Units and is guaranteed by PRO. As of September 30, 2022, the amount of borrowings available to be drawn under the Line of Credit was $10.3 million. No amounts were outstanding under the Line of Credit as of both September 30, 2022 and December 31, 2021.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate for the nine months ended September 30, 2022	Maturity Date	Amount Due at Maturity	As of September 30, 2022	As of December 31, 2021
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$68,506	$69,540

Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 7.75%)	8.59%	June 2024	64,631	64,631	35,610

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	14.73%	June 2024	40,000	40,000	24,603

Exterior Street Project	LIBOR + 2.25%	3.30%	November 2022	35,000	35,000	35,000

Exterior Street Project Supplemental	LIBOR + 2.50%	3.55%	November 2022	7,000	7,000	7,000

LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	5.66%	December 2023	29,900	29,900	-

Total mortgages payable		7.19%		$241,848	245,037	171,753

Less: Deferred financing costs					(4,327)	(6,047)

Total mortgages payable, net					$240,710	$165,706

LIBOR as of September 30, 2022 and December 31, 2021 was 3.14% and 0.10%, respectively. SOFR as of September 30, 2022 was 2.52%. The Company’s loans are secured by the indicated real estate and are non-recourse to the Company, unless otherwise indicated.

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC entered into a $31.3 million loan (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (5.19% as of September 30, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 30, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). See Note 5. On June 30, 2022, $28.6 million of the net proceeds from the LSC 1543 7th LLC Loan were temporarily funded to an affiliate of the Company’s advisor and were subsequently transferred to the Company and then distributed to the members of LSC 1543 7th LLC in July 2022, of which the Company’s 50% share was $14.3 million. As of September 30, 2022, the outstanding principal balance of the LSC 1543 7th LLC Loan was $29.9 million and the remaining availability under the facility was up to $1.4 million.

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of September 30, 2022, the outstanding principal balance of the Moxy Senior Loan was $64.6 million, the interest rate was 10.64% and the remaining availability under the facility was up to $25.4 million, which is expected to be used to fund the remaining construction and pre-opening costs for the project.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of September 30, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million as it was fully drawn and its interest rate was 16.64%.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% and 2.50%, respectively, through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Exterior Street Loans

On March 29, 2019, the Company entered into a $35.0 million loan (the “Exterior Street Loan”) which, commencing on October 10, 2020, bears interest at LIBOR + 2.25% (5.39% as of September 30, 2022) through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but has been further extended to November 24, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% (5.39% as of September 30, 2022) and requires monthly interest-only payments with the outstanding balance due in full at its maturity date. The Exterior Street Loans and are collateralized by the Exterior Street Project.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$42,355	$31,353	$171,329	$-	$-	$-	$245,037

Less: Deferred financing costs							(4,327)

Total principal maturities, net							$240,710

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2022, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of September 30, 2022) mature on November 24, 2022. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

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

For the nine months ended September 30, 2022 the Company repurchased 330,738 shares of common stock, pursuant to its SRP at an average price per share of $11.75 per share.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$124	$206	$449	$661
Property management fees (property operating expenses)	68	99	223	267
Development fees and cost reimbursement(1)	641	877	2,258	2,789

Total	$833	$1,182	$2,930	$3,717

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company owed the Advisor and its affiliated entities $0.3 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three and nine months ended September 30, 2022 and 2021, distributions of $0.5 million and $1.5 million were declared and paid on the SLP units.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, restricted cash and other assets, notes receivable, accounts payable, accrued expenses and other liabilities, due to related parties, and distributions payable approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$245.0	$245.2	$171.8	$174.4

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

Distribution Payment

On October 15, 2022, the distribution for the three-month period ending September 30, 2022 of $3.8 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $11.75 as of September 30, 2021.

Distribution Declaration

On November 9, 2022, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending December 31, 2022. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on November 9, 2022, the Board of Directors declared a quarterly distribution for the quarterly period ending December 31, 2022 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

As of September 30, 2022, we have ownership interests in (i) one consolidated operating property, (ii) two consolidated development properties, (iii) certain consolidated land holdings, and (iv) seven unconsolidated operating properties. With respect to our consolidated operating property, we have a majority ownership interest of 59.2% in Gantry Park Landing, a multi-family residential property containing 199 apartment units located in the Queens neighborhood of New York City. With respect to our consolidated development properties, we wholly own two projects consisting of the Lower East Side Moxy Hotel, which opened on October 27, 2022, and the Exterior Street Project. We also wholly own and consolidate certain land parcels located in St. Augustine, Florida. Additionally, we hold a 2.5% ownership interest in seven hotel properties through a joint venture (the “Joint Venture”) which we account for using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc., a real estate investment trust also sponsored by our Sponsor, which has a 97.5% ownership interest in the Joint Venture. Furthermore, we have other real estate-related investments, including preferred contributions that were made pursuant to agreement with a related party entity (the “Preferred Investment”) and a nonrecourse promissory note made to unaffiliated third-party. Our real estate investments have been and are expected to continue to be held by the Company alone or jointly with other parties.

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

Acquisitions and Investment Strategy

We have, to date, acquired and/or developed residential, commercial and hospitality properties principally, all of which are located in the United States and also made other real estate-related investments. Our acquisitions have included both portfolios and individual properties. Our operating properties consisted of one retail property (the St. Augustine Outlet Center) and one multi-family residential property (Gantry Park Landing) as of September 30, 2022. We also own various parcels of land and air rights we are using for the development and construction of real estate properties. Additionally, we have made preferred investments in related parties and originated nonrecourse loans through joint ventures to unaffiliated third-party borrowers.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation, recession, supply disruptions and labor shortages.

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

During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center, which is located in St. Augustine, Florida, significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the St. Augustine Outlet Center, which ultimately led to us ceasing operations of the center effective July 15, 2022 and demolishing the existing building and improvements during the third quarter of 2022. See “St. Augustine Outlet Center” for additional information.

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

To-date, the COVID-19 pandemic has not had any significant impact on our development projects Furthermore, our other real estate-related investments (both our preferred investment in related party and nonrecourse loan made to an unaffiliated third-party borrower) also relate to various development projects which are at different stages in their respective development process. These investments, which are subject to similar risks, have also not yet been significantly impacted by the COVID-19 pandemic.

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

Wholly Owned and Consolidated Real Estate Properties:

St. Augustine Outlet Center

We wholly owned the St. Augustine Outlet Center, located in St. Augustine, Florida, which was originally built in 1998 and subsequently acquired by us in 2006 and renovated and further expanded in 2008.

During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center, a retail property which consisted of 0.3 million of gross leasable area, significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, we determined that we would no longer continue to pursue leasing of space to tenants and therefore, began to enter into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at the scheduled expiration of their lease. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash loss on impairment of real estate of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, we entered into a lease termination agreement with the property’s final tenant providing for them to receive an aggregate of $750 provided they vacated the property no later than July 15, 2022. The final tenant vacated the property in July 2022 and we ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs.

In connection with the terms of certain of the lease termination agreements, we agreed to make various payments to certain tenants provided they closed their store and vacated the property. We expense lease termination fees in the period the lease termination agreement is executed and such expenses are included in property operating expenses on the consolidated statements of operations. During the nine months ended September 30, 2022, we recognized aggregate lease termination fees of $825. During the three and nine months ended September 30, 2021, we recognized a lease termination fee of $425.

Gantry Park Landing

We have a 59.2% membership interest in a consolidated joint venture which developed, constructed and owns Gantry Park Landing, a multi-family apartment building located in the Queens neighborhood of New York City. The following table contains certain information for Gantry Park Landing as of September 30, 2022.

	Location	Year Built	Leaseable Units	Percentage Occupied as of September 30, 2022	Annualized Revenues based on rents at September 30, 2022	Annualized Revenues per unit at September 30, 2022
Gantry Park Landing (Multi-Family Apartment Building)	Queens, New York	2013	199	98.0%	$9.6 million	$49,465

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2022 annualized.

Development Properties

Lower East Side Moxy Hotel

On December 3, 2018, we acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City and on December 6, 2018, we acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood of Manhattan in New York The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), that opened on October 27, 2022.

Exterior Street Project

On February 27, 2019, we, initially acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City and subsequently acquired an additional adjacent parcel in September 2021. The land parcels were acquired for the development of a multi-family residential property (the “Exterior Street Project”).

The following is a summary of the total amounts incurred and capitalized to our development projects as of September 30, 2022:

Development Project
Lower East Side Moxy Hotel	$196,284
Exterior Street Project	91,589
Total	$287,873

Results of Operations

For the Three Months Ended September 30, 2022 vs. September 30, 2021

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues increased slightly by $0.1 million to $2.4 million for the three months ended September 30, 2022 compared to $2.3 million for the same period in 2021. This increase reflects higher revenues of $0.6 million for Gantry Park Landing resulting from higher occupancy and rental rates substantially offset by lower revenues of $0.5 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Property operating expenses

Property operating expenses decreased by $0.5 million to $0.9 million for the three months ended September 30, 2022 compared to $1.4 million for the same period in 2021. The decrease is primarily attributable to lower property operating costs for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022. Additionally, during the three months ended September 30, 2021, we recognized a lease termination fee of $0.4 million related to the St. Augustine Outlet Center, which is included in property operating expenses.

Real estate taxes

Real estate taxes were $0.1 million for both the three months ended September 30, 2022 and 2021.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $0.5 million for the three months ended September 30, 2022 compared to $0.6 million for the same period in 2021.

Pre-opening costs

In preparation for the opening of the Lower East Side Moxy Hotel, which opened on October 26, 2022, we incurred pre-opening costs of $0.3 million during the three months ended September 30, 2022. No pre-opening costs were incurred during the 2021 period.

Depreciation and amortization

Depreciation and amortization decreased by $1.0 million to $0.5 million for the three months ended September 30, 2022 compared to $1.5 million for the same period in 2021. The decrease is primarily attributable to lower depreciation and amortization for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Interest and dividend income

Interest and dividend income decreased by $0.9 million to $2.3 million for the three months ended September 30, 2022 compared to $3.2 million for the same period in 2021. The decrease primarily reflects lower interest and dividend income earned on our notes receivable of $0.5 million, marketable securities of $0.2 million and preferred investments of $0.2 million.

Interest expense, net

Interest expense, net, including amortization of deferred financing costs, increased slightly by $0.1 million to $0.7 million for the three months ended September 30, 2022 compared to $0.6 million for the same period in 2021. During the three months ended September 30, 2022 and 2021, $4.9 million and $2.2 million, respectively, of interest was capitalized to our development projects.

Gain on disposition of real estate

During the third quarter of 2022, we recognized a gain on disposition of real estate of $1.1 million related to Oakview, a shopping center located in Omaha, Nebraska, which we previously disposed of in September 2017.

During the third quarter of 2021, we recognized a gain on the disposition of real estate of $0.2 million related to the sale of the Santa Clara Data Center on July 7, 2021.

Loss on demolition

We ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements. During the third quarter of 2022, the demolition was substantially completed and we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs.

Unrealized (loss)/gain on marketable equity securities

During the three months ended September 30, 2022 and 2021, we recorded unrealized losses on marketable equity securities of $1.2 million and $3.5 million, respectively. Unrealized gains and losses represent the change in the fair value of our marketable equity securities during the indicated periods.

Gain on sale of marketable securities

During the three months ended September 30, 2021, we recorded a gain on the sale of marketable securities of $4.7 million that represented the difference between the sales price and carrying value of our marketable securities sold. There were no sales of marketable securities during the three months ended September 30, 2022.

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

For the Nine Months Ended September 30, 2022 vs. September 30, 2021

Consolidated

Revenues

Our revenues are comprised of rental income and tenant recovery income. Total revenues decreased by $0.4 million to $7.2 million for the nine months ended September 30, 2022 compared to $7.6 million for the same period in 2021. This decrease reflects lower revenues of $1.6 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 and us subsequently ceasing operations of the property effective July 15, 2022, partially offset by higher revenues of $1.2 million for Gantry Park Landing resulting from higher occupancy and rental rates.

Property operating expenses

Property operating expenses increased slightly by $0.1 million to $3.3 million for the nine months ended September 30, 2022 compared to $3.2 million for the same period in 2021. The increase is primarily attributable to lease termination fees, which are included in property operating expenses, of $0.8 million and $0.4 million, recognized during the nine months ended September 30, 2022 and 2021, respectively. The increase in lease termination fees was offset by lower property operating costs for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.2 million for the nine months ended September 30, 2022 compared to $0.3 million for the same period in 2021.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $1.7 million for the nine months ended September 30, 2022 compared to $1.8 million for the same period in 2021.

Pre-opening costs

In preparation for the opening of the Lower East Side Moxy Hotel, which opened on October 27, 2022, we incurred pre-opening costs of $0.7 million during the nine months ended September 30, 2022. No pre-opening costs were incurred during the 2021 period.

Depreciation and amortization

Depreciation and amortization decreased by $1.8 million to $2.0 million for the nine months ended September 30, 2022 compared to $3.8 million for the same period in 2021. The decrease is primarily attributable to lower depreciation and amortization for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Interest and dividend income

Interest and dividend income decreased by $3.7 million to $6.7 million for the nine months ended September 30, 2022 compared to $10.4 million for the same period in 2021. The decrease primarily reflects lower interest and dividend income earned on our notes receivable of $3.4 million and preferred investments of $0.2 million.

Interest expense, net

Interest expense, net, including amortization of deferred financing costs, decreased by $0.6 million to $1.4 million for the nine months ended September 30, 2022 compared to $2.0 million for the same period in 2021. During the nine months ended September 30, 2022 and 2021, $11.9 million and $5.6 million, respectively, of interest was capitalized to our development projects.

Gain on disposition of real estate

During the third quarter of 2022, we recognized a gain on disposition of real estate of $1.1 million related to Oakview, a shopping center located in Omaha, Nebraska, which we previously disposed of in September 2017.

During the nine months ended September 30, 2021, we recognized an aggregate gain on the disposition of real estate of $3.8 million consisting of a second quarter gain of $3.6 million related to the sale of a parcel of land adjacent to the St. Augustine Outlet Center on May 21, 2021 and a third quarter gain of $0.2 million related to the sale of the Santa Clara Data Center on July 7, 2021.

Loss on demolition

We ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements. During the third quarter of 2022, the demolition was substantially completed and we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs.

Unrealized (loss)/gain on marketable equity securities

During the nine months ended September 30, 2022, we recorded an unrealized loss on marketable equity securities of $20.0 million and during the nine months ended September 30, 2021, we recorded an unrealized gain on marketable equity securities of $10.6 million. Unrealized gains and losses represent the change in the fair value of our marketable equity securities during the indicated periods.

Gain on sale of marketable securities

During the nine months ended September 30, 2022, we recorded a gain on the sale of marketable securities of $1.2 million and during the nine months ended September 30, 2021, we recorded a gain on the sale of marketable securities of $4.7 million. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2022, we had $37.9 million of cash on hand, $0.6 million of restricted cash and $41.5 million of marketable securities. We also have the ability to make draws from a line of credit up to a maximum of $20.0 million ($10.3 million was available as of September 30, 2022), subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with rental income from our operating properties; interest and dividend income earned on our marketable securities, notes receivable and preferred investment; as well as proceeds received from the repayment of the notes receivable and redemption of the preferred investment will be sufficient to satisfy our expected cash requirements primarily consisting our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities) and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

We currently have two development projects. Construction of our Lower East Side Moxy Hotel was substantially complete as of September 30, 2022 and the hotel and two of its five food and beverage venues subsequently opened on October 27, 2022. Additionally, our Exterior Street Project is currently under development and we expect to seek construction financing to fund a substantial portion of its future development and construction costs. See “Development Activities” for additional information.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties.
In general the type of future financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate cap instruments.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan collateralized by the securities held with the financial institution that has provided the margin loan. This loan is due on demand and any outstanding balance must be paid upon the liquidation of securities.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2022, our total borrowings of $245.0 million represented 99% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$124	$206	$449	$661
Property management fees (property operating expenses)	68	99	223	267
Development fees and cost reimbursement(1)	641	877	2,258	2,789
Total	$833	$1,182	$2,930	$3,717

(1)	Development fees and development costs that we reimburse our Advisor for are capitalized and are included in the carrying value of the associated development project and classified as development projects on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company owed the Advisor and its affiliated entities $0.3 million and $0.7 million, respectively, for development fees and cost reimbursements, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

During both the three and nine months ended September 30, 2022 and 2021, distributions of $0.5 million and $1.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2022	2021
Net cash flows provided by operating activities	$9,033	$11,770
Net cash flows (used in)/provided by investing activities	(60,428)	28,378
Net cash flows provided by/(used in) financing activities	47,247	(51,901)
Net change in cash, cash equivalents and restricted cash	(4,148)	(11,753)

Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of the period	$38,444	$35,088

Operating activities

The net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2022 consists of the following:

●	cash inflows of $3.8 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $5.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $60.4 million for the nine months ended September 30, 2022 consists primarily of the following:

●	purchases of investment property principally attributable to our development activities of $54.4 million;

●	aggregate proceeds from the full redemption of one of our preferred investments in related parties of $8.5 million;

●	net proceeds from sales of marketable securities of $2.3 million; and

●	net funds used for the issuance of notes receivable of $16.9 million.

Financing activities

The net cash provided by financing activities of $47.2 million for the nine months ended September 30, 2022 is primarily related to the following:

●	debt principal payments of $1.0 million;

●	net proceeds from mortgage financing of $73.7 million;

●	redemption and cancellation of common shares of $3.9 million;

●	contributions received from our noncontrolling interests of $21.9 million;

●	distributions to our noncontrolling interests of $32.1 million; and

●	distributions to our common shareholders of $11.3 million.

Development Activities

Lower East Side Moxy Hotel

On December 3, 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery in the Lower East Side neighborhood of Manhattan in New York City from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, on December 6, 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood of Manhattan in New York City from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, we entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, we obtained construction financing for the Lower East Side Moxy Hotel. As of September 30, 2022, construction of the Lower East Side Moxy Hotel was substantially complete and the hotel and two of its five food and beverage venues opened in October 2022. The remaining food and beverage venues are currently expected to open by the end of 2022.

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR + 7.50%, subject to an 8.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of September 30, 2022, the outstanding principal balance of the Moxy Senior Loan was $64.6 million, the interest rate was 10.64% and the remaining availability under the facility was up to $25.4 million, which is expected to be used to fund the remaining construction and pre-opening costs for the project.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR + 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options subject to the satisfaction of certain conditions. The Moxy Junior Loan is subordinate to the Moxy Senior loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of September 30, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million as it was fully drawn and the interest rate was 16.64%.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% and 2.5%, respectively, through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Exterior Street Project

On February 27, 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Bronx neighborhood of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. The land parcels were acquired for the development of a multi-family residential property (the “Exterior Street Project”).

On March 29, 2019, we entered into a $35.0 million loan (the “Exterior Street Loan”) which commencing on October 10, 2020 bears interest at LIBOR + 2.25% (5.39% as of September 30, 2022) through its scheduled maturity date. The Exterior Street Loan requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loan was initially scheduled to mature on April 9, 2021 but has been further extended to November 24, 2022. Additionally, on December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bears interest at LIBOR + 2.50% (5.39% as of September 30, 2022) and requires monthly interest-only payments with the outstanding principal balance due in full at its maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project.

The following is a summary of the total amounts incurred and capitalized to development projects on the consolidated balance sheet for the Lower East Side Moxy Hotel and the Exterior Street Project as of September 30, 2022:

Development Project
Lower East Side Moxy Hotel	$196,284
Exterior Street Project	91,589
Total	$287,873

To-date the ongoing COVID-19 pandemic as well as other economic conditions and uncertainties have not had a significant impact on our development activities associated with either the Lower East Side Moxy Hotel or the Exterior Street Project. As discussed above, we have already obtained construction financing for the Lower East Side Moxy Hotel and the remaining availability under the facility is expected to be used to fund the remaining construction and pre-opening costs related to the project. However, with respect to our Exterior Street Project which is currently under development, we currently expect to seek construction financing to fund a substantial portion of its future development and construction costs. However, the ongoing COVID-19 pandemic as well as other economic conditions and uncertainties may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Although we currently believe our capital resources are sufficient to fund our expected development activities for the next 12 months, there can be no assurance we will be successful in obtaining construction financing at favorable terms, if at all.

Preferred Investments

We entered into agreements with various related party entities that provided for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions at an annual rate of 12%. During the nine months ended September 30, 2022, we redeemed $8.5 million (including $4.5 million in the third quarter of 2022) of our East 11th Street Preferred Investment, which is now fully redeemed. As a result, as of September 30, 2022, we only have one remaining Preferred Investment, which is our 40 East End Avenue Preferred Investment with an outstanding balance of $6.0 million. The Preferred Investments are classified as held-to-maturity securities, recorded at cost and included in investments in related parties on the consolidated balance sheets. The fair value of our remaining Preferred Investment approximates its carrying value based on market rates for similar instruments as of September 30, 2022.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income (1)
	Dividend	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Investments	Rate	2022	2021	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$184	$184	$546	$546
East 11th Street	12%	-	8,500	108	261	593	774
Total		$6,000	$14,500	$292	$445	$1,139	$1,320

Note:

(1)	– Included in interest and dividend income on the consolidated statements of operations.

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

The following tables summarize the Notes Receivable as of the dates indicated:

							As of September 30, 2022
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC	50%	49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(1,821)	$(450)	$46,729	$-

							As of December 31, 2021
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC (1)	50%	20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960
								-
Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2022	2021	2022	2021
LSC 1543 7th LLC	$1,230	454	$2,957	$1,348
LSC 162nd Capital I LLC	-	123	-	373
LSC 162nd Capital II LLC	-	266	-	807
LSC 1650 Lincoln LLC	-	545	-	1,618
LSC 11640 Mayfield LLC	-	383	455	1,125
LSC 11640 Newkirk LLC	-	-	-	1,585

Total	$1,230	$1,771	$3,412	$6,856

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC entered into a $31.3 million loan (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (5.19% as of September 30, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 30, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). See Note 5. On June 30, 2022, $28.6 million of the net proceeds from the LSC 1543 7th LLC Loan were temporarily funded to an affiliate of our advisor and were subsequently transferred to us and then distributed to the members of LSC 1543 7th LLC in July 2022, of which our 50% share was $14.3 million. As of September 30, 2022, the outstanding principal balance of the LSC 1543 7th LLC Loan was $29.9 million and the remaining availability under the facility was up to $1.4 million.

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current estimated net asset value per share (“NAV per Share”), as determined by the Board of Directors and reported by us from time to time. On December 16, 2021, the Board of Directors determined our NAV per Share of $11.75, as of September 30, 2021, which resulted in a purchase price for shares under the DRIP of $11.16 per share. As of September 30, 2022, 9.9 million shares remain available for issuance under our DRIP.

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

For the nine months ended September 30, 2022 we repurchased 330,738 shares of common stock, pursuant to our SRP at an average price per share of $11.75 per share.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2022.

Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Payable	$42,355	$31,353	$171,329	$-	$-	$-	$245,037
Interest Payments [1]	6,787	18,615	9,911	-	-	-	35,313
Total Contractual Obligations	$49,142	$49,968	$181,240	$-	$-	$-	$280,350

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate or SOFR rate, as applicable. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR and SOFR rates as of September 30, 2022 were used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR + 0.85% (3.99% as of September 30, 2022) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2022 and December 31, 2021.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, matures on November 30, 2022 and bears interest at LIBOR + 1.35% (4.49% as of September 30, 2022). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of September 30, 2022, the amount of borrowings available to be drawn under the Line of Credit was $10.3 million. No amounts were outstanding under the Line of Credit as of both September 30, 2022 and December 31, 2021.

Debt Maturities

The Exterior Street Loans (outstanding principal balance of $42.0 million as of September 30, 2022) mature on November 24, 2022. We currently intend to extend or refinance the Exterior Street Loans on or before their maturity date.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss)/income	$(13,359)	$(8,338)	$(26,779)	$14,400
FFO adjustments:
Depreciation and amortization of real estate assets	478	1,545	1,976	3,826
Gain on disposal of investment property	(1,105)	(213)	(1,154)	(3,802)
Loss on disposal of asset	16,593	-	16,593	-
Impairment loss	-	11,341	-	11,341
FFO	2,607	4,335	(9,364)	25,765
MFFO adjustments:
Other Adjustment
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	(415)	3,407	17,116	(10,670)
(Gain)/loss on debt extinguishment(4)	-	(175)	-	143
Gain on sale of marketable securities(4)	-	(4,669)	(1,160)	(4,653)
MFFO	2,192	2,898	6,592	10,585
Straight-line rent(5)	2	22	27	(16)
MFFO - IPA recommended format	$2,194	$2,920	$6,619	$10,569

Net (loss)/income	$(13,359)	$(8,338)	$(26,779)	$14,400
Less: income attributable to noncontrolling interests	(183)	(582)	(783)	(3,332)
Net (loss)/income applicable to Company’s common shares	$(13,542)	$(8,920)	$(27,562)	$11,068
Net (loss)/income per common share, basic and diluted	$(0.62)	$(0.40)	$(1.25)	$0.50

FFO	$2,607	$4,335	$(9,364)	$25,765
Less: FFO attributable to noncontrolling interests	(698)	(1,018)	(1,650)	(4,058)
FFO attributable to Company’s common shares	$1,909	$3,317	$(11,014)	$21,707
FFO per common share, basic and diluted	$0.09	$0.15	$(0.50)	$0.97

MFFO - IPA recommended format	$2,194	$2,920	$6,619	$10,569
Less: MFFO attributable to noncontrolling interests	(736)	(923)	(2,623)	(3,421)
MFFO attributable to Company’s common shares	$1,458	$1,997	$3,996	$7,148

Weighted average number of common shares outstanding, basic and diluted	21,887	22,221	21,996	22,276

Notes:

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to the Company’s common shares:

From inception through September 30, 2022
FFO attributable to Company’s common shares	$255,719
Distributions paid	$274,906

On October 15, 2022, the distribution for the three-month period ending September 30, 2022 of $3.8 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.16 per share, equal to 95% of the Company’s most current estimated net asset value (“NAV”) per share of $11.75 as of September 30, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 14, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date:	November 14, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)