Form 10-K
period 2022-12-31
Lightstone Value Plus REIT I, Inc.
filed 2023-03-30
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

There is no established market for the Registrant’s common shares. As of June 30, 2022, the last business day of the most recently completed second quarter, there were 21.9 million shares of the registrant’s common stock held by non-affiliates of the registrant. On December 8, 2022 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $12.19 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2023, there were 21.8 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT I, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Lightstone REIT’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) the continuing uncertainties regarding the COVID-19 pandemic, including its impact on our business and the economy generally. Accordingly, there is no assurance that Lightstone REIT’s expectations will be realized.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT I is a Maryland corporation, formed on June 8, 2004, which has elected to be taxed, and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties and making other real estate-related investments located throughout the United States.

The Lightstone REIT I is structured as an umbrella partnership real estate investment trust, (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2022, we held a 98% general partnership interest in our Operating Partnership’s common units.

The Lightstone REIT I and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial and residential properties and make real estate-related investments, principally in the United States. Our real estate investments are held by us alone or jointly with other parties. We also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since its inception, we have owned and managed various commercial and residential properties located throughout the United States. We evaluate all of our real estate investments as one operating segment.

As of December 31, 2022, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine unconsolidated multifamily residential properties and seven unconsolidated commercial hotel properties. Additionally, as of December 31, 2022, we have other real estate-related investments consisting of a preferred investment in a related party and a promissory loan we originated, through a joint venture between us and a related party, to an unaffiliated third-party borrower.

With respect to our consolidated operating properties, we wholly own a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development property, we wholly own land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we plan to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

We also wholly own and consolidate certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

Additionally, we hold a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which we account for using the equity method of accounting and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, together with our board of directors (the “Board of Directors”) and pursuant to the terms of an advisory agreement, has the primary responsibility for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone S, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control the Lightstone REIT I or the Operating Partnership.

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

Noncontrolling Interests

Partners of Operating Partnership

On July 6, 2004, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 Common Units. The Advisor has the right to convert the Common Units into cash or, at our option, an equal number of Common Shares.

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

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2022.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”), (ii) the 2nd Street Joint Venture and (iii) other entities that have originated promissory notes to unaffiliated third-parties. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units. The 2nd Street Joint Venture owns Gantry Park Landing.

Related Party

Our Sponsor, Advisor and its affiliates, and Lightstone SLP, LLC are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation and reimbursement of costs for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Investment Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Investment Strategy and Policies

We have and expect to continue to invest in commercial and residential properties, such as office, industrial, retail, hospitality and multifamily apartments, and make other real estate-related investments such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2022, our total borrowings represented 109% of net assets.

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

To maintain our qualification as a REIT, we engage in certain activities through wholly owned taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Competition

The commercial and residential real estate markets are highly competitive. We compete in markets with other owners and operators of such properties. The development of new properties intensifies the competition among owners and operators of these types of real estate in many market areas in which we either operate or intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

Regulations

Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

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

Employees

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other sources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2022, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine unconsolidated multifamily residential properties and seven unconsolidated commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the period from October 27 through December 31, 2022.

			For the Period from October 27 through December 31, 2022	Percentage Occupied for the Period from October 27 through	Revenue per Available Room (“RevPAR”) for the Period from October 27 through	Average Daily Rate (“ADR”) for the Period from October 27 through
	Location	Year Built	Available Rooms	December 31, 2022	December 31, 2022	December 31, 2022
Lower East Side Moxy Hotel	Bowery, New York	2022	20,301	51.5%	$152.54	$296.34

Gantry Park Landing

We have a 59.2% majority ownership interest in a joint venture, between us and a related party, which developed, constructed and owns a 199-unit, luxury multifamily property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City. The following table contains certain information for Gantry Park Landing as of December 31, 2022.

	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2022	Annualized Revenues based on rents at December 31, 2022	Annualized Revenues per unit at December 31, 2022
Gantry Park Landing	Queens, New York	2013	199	95.5%	$9.3 million	$48,762

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2022 annualized.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan to construct a proposed mixed-use multifamily residential and commercial retail project (“Exterior Street Project”). Through December 31, 2022, we have incurred and capitalized $93.6 million of costs related to the development of the Exterior Street Project.

St. Augustine Land Holdings

Effective July 15, 2022, we ceased operations of our wholly owned St. Augustine Outlet Center, a retail property located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022. As a result, we owned various adjacent land parcels (the “St. Augustine Land Holdings”) with an aggregate carrying value of $4.9 million as of December 31, 2022. The St. Augustine Land Holdings are included in land and improvements on the consolidated balance sheet.

Unconsolidated Properties

Columbus Joint Venture

We hold a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which we account for using the equity method of accounting. The Columbus Joint Venture is between us and related parties. The following table contains certain information for these properties as of December 31, 2022.

				Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	December 31, 2022	December 31, 2022	December 31, 2022
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	94.7%	$41.0 million	$16,816

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture between us and a related party, which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2023, we had 21.8 million of our common shares (“Common Shares”) outstanding, held by a total of 5,862 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On December 8, 2022, our board of directors (the “Board of Directors”) determined and approved our estimated NAV of $323.7 million and resulting estimated NAV per Share of $12.19, after allocations of value to special general partner interests (the “SLP Units”) in Lightstone Real Estate Investment Trust, L.P. (the “Operating Partnership”), held by Lightstone SLP, LLC, an affiliate of our Lightstone Value Plus REIT, LLC (the “Advisor”), assuming a liquidation event, both as of September 30, 2022. From our inception through the termination of our initial public offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of September 30, 2022 and are effective as of December 8, 2022.

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

Process and Methodology

Our business in externally managed by Lightstone Value Plus REIT LLC (the “Advisor”), an affiliate of the Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of September 30, 2022 were calculated with both the assistance our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of September 30, 2022 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities, other noncontrolling interests and any allocation of value to the SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of September 30, 2022 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of September 30, 2022, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, for our three wholly owned properties (the “Stanger Appraised Properties”) consisting of (i) the St. Augustine Land Holdings and (ii) the Lower East Side Moxy Hotel and the Exterior Street Project (collectively, the “Development Properties”).

Stanger also prepared a NAV report (the “September 2022 NAV Report”) which summarized the values of our ownership interests in real estate properties, non-real estate assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units, which were used to calculate our estimated NAV and resulting NAV per Share, all as of September 30, 2022. The values of our ownership interests in real estate properties were based upon the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for Gantry Park Landing, our 59.2% majority-owned and consolidated multifamily residential property The values of our non-real estate assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units were based upon (i) Stanger’s estimated values for our notes receivable and mortgage notes payable as well as their estimate of the allocation of value to the SLP Units and (ii) our Advisor’s estimated opinion of value for our cash and cash equivalents, investments in related parties, marketable securities, prepaid expenses, restricted cash and other assets, other liabilities and other noncontrolling interests.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2022, as well as the comparable calculation as of September 30, 2021. Certain amounts are reflected net of noncontrolling interests, as applicable. Dollar and share amounts are presented in thousands, except per share data.

	As of September 30, 2022		As of September 30, 2021
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$439,366	$19.64	$329,755	$14.53
Non-Real Estate Assets:
Cash and cash equivalents	36,901		32,245
Investments in related parties	7,009		15,541
Marketable securities	40,592		53,071
Notes receivable	23,630		32,468
Other assets	6,419		3,441
Total non-real estate assets	114,551	5.12	136,766	6.02
Total Assets	553,917	24.76	466,521	20.55
Liabilities:
Mortgage notes payable	(211,268)		(131,811)
Other liabilities	(18,309)		(20,268)
Total liabilities	(229,577)	(10.26)	(152,079)	(6.70)
Other noncontrolling interests	(621)	(0.03)	(617)	(0.03)
Net Asset Value before Allocations to SLP Units	323,719	14.47	313,825	13.82
Allocations to SLP Units	(51,008)	(2.28)	(47,040)	(2.07)
Net Asset Value	$272,711	$12.19	$266,785	$11.75

Shares of Common Stock Outstanding(1)	22,369		22,702

Note:

(1)	Includes 0.5 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership (“common units”).

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of September 30, 2022. Stanger’s service included appraising the Stanger Appraised Properties and preparing the September 2022 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our ownership interests in our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of September 30, 2022 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our Board of Directors to assist our Board of Directors in calculating our estimated NAV per Share as of September 30, 2022. The reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real estate properties:

As of September 30, 2022, we have ownership interests in four consolidated properties (collectively, the “Real Estate Properties”).

As described above, we engaged Stanger to provide an appraisal for each of the Stanger Appraised Properties as of September 30, 2022. The Stanger Appraised Properties consist of the St. Augustine Land Holdings and the Development Properties. We also engaged another independent third-party valuation firm to provide an appraisal report for Gantry Park Landing. In preparing their appraisal reports, the scope of the work performed by Stanger and the other independent third-party valuation firm included the following procedures, as well other factors:

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

St. Augustine Land Holdings

Effective July 15, 2022, we ceased operations of our wholly owned St. Augustine Outlet Center, a retail property located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs. As a result, we owned various adjacent land parcels (the “St. Augustine Land Holdings”), which were valued at $29.5 million as of September 30, 2022, based on a sales comparison approach.

Gantry Park Landing

As of September 30, 2022, our 59.2% ownership interest in Gantry Park Landing, a multifamily residential property, was valued at $77.0 million. The following summarizes the key assumptions that were used in the discounted cash flow model to estimate the value of Gantry Park Landing as of September 30, 2022:

Exit capitalization rate	4.25%
Discount rate	5.25%
Annual market rent growth rate	3.28%
Annual net operating income growth rate	2.94%
Holding period (in years)	11.0

While we believe that the assumptions made by the other independent third-party appraisal firm for Gantry Park Landing are reasonable, a change in these assumptions would impact the calculation of the estimated value included in our Real Estate Properties. The table below represents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the capitalization rate and discount rate which were used in the valuation for Gantry Park Landing. The table is presented to provide a hypothetical illustration of the possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.12)	$0.14
Discount rate	$(0.07)	$0.07

Development Properties

As of September 30, 2022, we wholly owned the Development Properties consisting of the following:

Lower East Side Moxy Hotel

We are developing a 296-room branded hotel (the “Lower East Side Moxy Hotel”) on various adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City. As of September 30, 2022, the construction of the Lower East Side Moxy Hotel was substantially complete and the hotel and two of its four food and beverage venues subsequently opened in October 2022. The remaining food and beverage venues are currently expected to open by the end of 2022.

Stanger deemed it appropriate to determine the estimated fair value of the Lower East Side Moxy Hotel as of September 30, 2022 of $220.0 million using a DCF Analysis taking into consideration the expected net operating income (“NOI”) of the property upon stabilization less the remaining estimated costs to complete. Stanger used a capitalization rate of 7.0% and a discount rate of 9.0% in their DCF Analysis. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

While we believe that the assumptions utilized in the DCF Analysis are reasonable, a change in these assumptions would affect the calculation of the value of the Lower East Side Moxy Hotel. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the discount rate and capitalization rate used in the DCF Analysis. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25-basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Exit capitalization rate	$(0.21)	$0.22
Discount rate	$(0.20)	$0.20

Exterior Street Project

We are developing a mixed use multifamily residential and commercial retail project (the “Exterior Street Project”) on various adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City. As of September 30, 2022, because the Exterior Street Project was under development, Stanger deemed it appropriate to determine its fair value of $112.9 million as of that date based on the aggregate estimated fair value of the underlying land of $79.3 million (using a sales comparison approach) plus other development costs incurred of $33.6 million.

The aggregate fair value of our Real Estate Properties of $439.4 million compared to their aggregate carrying value of $327.4 million, both as of September 30, 2022, equates to an increase in value of 34.2%.

Cash and cash equivalents: The estimated value of our cash and cash equivalents approximate their carrying value due to their short maturities.

Investments in related parties: As of September 30, 2022, we have investments in related parties as follows:

●	We have a 2.5% non-managing ownership interest in a joint venture (the “Joint Venture”), which owns seven hospitality properties. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Joint Venture. We do not consolidate our ownership interest in the Joint Venture but rather account for it using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. As of September 30, 2022, our Advisor estimated the value of our ownership interest in the Joint Venture was $1.0 million based on a hypothetical liquidation of the estimated value of the Joint Venture’s net assets, which approximated our carrying value.

●	We have entered into an agreement with a related party entity pursuant to which we have made outstanding contributions of $6.0 million to an affiliate of the Lightstone Group, LLC which has developed and constructed a residential project located at 40 East End Avenue in the Upper East Side neighborhood of New York City. The contributions were made pursuant to an instrument (the “Preferred Investment”) that entitles us to monthly preferred distributions at 12% per annum and which is classified as a held-to-maturity security and is recorded at cost. As of September 30, 2022, the estimated value of our Preferred Investments of $6.0 million approximated its carrying value based on market rates for similar instruments.

Marketable securities: The estimated values of our marketable securities, which are available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Notes receivable: The estimated value of our notes receivable approximates its carrying value as of September 30, 2022 based on current market rates for similar instruments.

Other assets: Our other assets consist of restricted cash and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in Real Estate Properties or financial instruments.

Mortgage notes payable: The estimated values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our mortgage loans were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our mortgage loans ranged from 5.52% to 8.40% as of September 30, 2022.

Other liabilities: Our other liabilities consist of our accounts payable, accrued expenses and other liabilities, amounts due to related parties, and distributions payable. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective Real Estate Properties or financial instruments.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, a $51.0 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of September 30, 2022.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of September 30, 2021 – Current Report on Form 8-K filed on December 16, 2021.

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

SRP

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, our Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current NAV per Share, as determined by our Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 1.0% and 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are expected to be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, we repurchased 371,318 Common Shares at a weighted average price per share of $11.75. For the year ended December 31, 2021, we repurchased 143,918 Common Shares at a weighted average price per share of $11.18.

DRIP

Our distribution reinvestment program (“DRIP”) provides our shareholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Under our DRIP, a shareholder may acquire, from time to time, additional shares of our common stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

The DRIP had been suspended since 2015 until our DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act of 1933 on October 25, 2018.

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock at a purchase price equal to 95% of our current NAV per Share, as determined by the our Board of Directors and reported by us from time to time. Effective on December 8, 2022, our Board of Directors determined our NAV per Share of $12.19, as of September 30, 2022, which resulted in a purchase price for shares under the DRIP of $11.58 per share. As of December 31, 2022, 9.9 million shares remain available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Common Shares

Our Board of Directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, our Board of Directors has declared regular quarterly distributions at the annualized rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2022, we have paid aggregate distributions in the amount of $278.7 million, which includes cash distributions paid to stockholders and common stock issued under our DRIP.

Total distributions declared during the years ended December 31, 2022 and 2021 were $15.4 million and $15.6 million, respectively.

On November 9, 2022 and November 8, 2021 the Board of Directors authorized and we declared distributions of $0.175 per share for the quarterly periods ending December 31, 2022 and 2021. The distributions payable of $3.8 million and $3.9 million as of December 31, 2022 and 2021, respectively, were paid in January 2023 and 2022, respectively.

On March 15, 2023, our Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2023. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the our DRIP.

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

SLP Units

From our inception through March 31, 2010, cumulative distributions declared on the special general partner interests (the “SLP Units”) in Lightstone Value Plus REIT, L.P. (the “Operating Partnership”) owned by Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP Units as the distribution to the stockholders was less than 7% for this period. On August 30, 2010, we declared additional distributions to the stockholders to bring the annualized distribution to at least 7%. As such, as of August 30, 2010, we recommenced declaring distributions on the SLP Units at the 7% annualized rate, except for the three months ended June 30, 2010 which was at an 8% annualized rate which represents the same rate paid to the stockholders.

During each of the years ended December 31, 2022 and 2021, distributions of $2.1 million were declared and paid related to the SLP Units and are part of noncontrolling interests. Since inception through December 31, 2022, cumulative distributions declared were $31.8 million, of which $31.3 million have been paid. Such distributions, paid currently at a 7% annualized rate of return on the SLP Units through December 31, 2022, with the exception of the distribution related to the three months ended June 30, 2010, which was paid at an 8% annualized rate will always be subordinated until stockholders receive a stated preferred return, as described below.

Additionally, on March 15, 2023, our Operating Partnership declared a quarterly distribution for the quarterly period ending March 31, 2023 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Overview

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), (together with its operating partnership, Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial and, residential properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. We evaluate all of our real estate investments as one operating segment. As of December 31, 2022, we held a 98% general partnership interest in our Operating Partnership’s common units.

As of December 31, 2022, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine unconsolidated multifamily residential properties and seven unconsolidated commercial hotel properties. Additionally, as of December 31, 2022, we have other real estate-related investments consisting of a preferred investment in a related party and a promissory loan we originated, through a joint venture with a related party, to an unaffiliated third-party borrower. We evaluate all of our real estate investments as one operating segment.

With respect to our consolidated operating properties, we wholly own a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development property, we wholly own land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we plan to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

We also wholly own and consolidate certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

Additionally, we hold a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which we account for using the equity method of accounting and we and hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

We do not have employees. We entered into an advisory agreement pursuant to which Lightstone Value Plus REIT, LLC (the “Advisor”) supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors (the “Board of Directors”). We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Investment Strategy and Policies

We have and expect to continue to generally make our real estate investments in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through special purpose limited liability companies or through investments in joint ventures, partnerships, co-tenancies, or other co-ownership arrangements with the developers of the properties or other persons.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

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

Notes Receivable

Notes receivable that we intend to hold to maturity are carried at cost, net of any unamortized origination costs, fees, discounts, premiums and unfunded commitments.

Investment income will be recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in our statements of operations.

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

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported in the statements of operations as income or loss from investments in unconsolidated entities.

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

In connection with our initial public offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of special partner interests in the Operating Partnership (the “SLP Units”) at a cost of $100,000 per unit through March 31, 2009, and none thereafter. These SLP units are included in noncontrolling interests on the consolidated balance sheets.

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

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Results of Operations

Significant Transactions and Events during 2022 and 2021

Columbus Joint Venture - Acquisition of Columbus Properties

On November 29, 2022, we along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form Columbus Portfolio Member LLC (the “Columbus Joint Venture”) for the purpose of acquiring nine multifamily properties (the “Columbus Properties”) located in the area of Columbus, Ohio for a contractual purchase price of $465.0 million. We have an ownership interest of 19% in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have ownership interests of 19% and 62%, respectively. Additionally, the Manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing, financing and other transaction costs and pro-rations, was $92.3 million and we paid $17.5 million representing our 19.0% pro rata share. In connection with the acquisition, we also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of our pro-rata share of the contractual purchase price which is reflected in the carrying value of our investment in unconsolidated affiliated real estate entity on the consolidated balance sheets. Commencing on the date of acquisition, we have accounted for our ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting.

Opening of Lower East Side Moxy Hotel

On October 27, 2022, we substantially completed the development of our wholly owned Lower East Side Moxy Hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City and it opened for business. Additionally, all four of the food and beverage venues within the Lower East Side Moxy Hotel opened during the fourth quarter of 2022.

Closure and Demolition of the St. Augustine Outlet Center

We wholly owned the St. Augustine Outlet Center, a retail center located in St. Augustine, Florida, which was originally built in 1998 and subsequently acquired by us in 2006 and renovated and further expanded in 2008 to 0.3 million of gross leasable area. During the COVID-19 pandemic, the occupancy of our St. Augustine Outlet Center significantly declined and because of limited leasing success, we began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, we determined that we would no longer continue to pursue leasing of space to tenants and therefore, began to enter into lease termination agreements with certain tenants and also provided notice to our other tenants that we would not renew their leases at the scheduled expiration of their lease. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, we recorded a non-cash loss on impairment of real estate of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, we entered into a lease termination agreement with the property’s final tenant providing for them to receive an aggregate of $0.8 million provided they vacated the property no later than July 15, 2022. The final tenant vacated the property in July 2022 and we ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs. As a result the remaining carrying value of the St. Augustine land and improvements was $4.9 million as of December 31, 2022 and is included in land and improvements on the consolidated balance sheet.

In connection with the terms of certain of the lease termination agreements, we agreed to make various payments to certain tenants provided they closed their store and vacated the property. We expense lease termination fees in the period the lease termination agreement is executed and such expenses are included in property operating expenses on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, we recognized lease termination fees of $0.8 million and $0.4 million, respectively.

Disposition of the Santa Clara Project

In January 2019, we acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party for $10.6 million. Subsequently, we completed certain activities associated with the potential development and construction of a data center on the Martin Avenue Land (the “Santa Clara Project”).

On July 7, 2021, we disposed of the Santa Clara Project to an unrelated third party for a contractual sales price of $13.9 million. In connection with the disposition of the Santa Clara Project, we recognized a gain on sale of investment property of $0.2 million during the third quarter of 2021.

The disposition of the Santa Clara Project did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Santa Clara Project are reflected in our results from continuing operations for all periods presented through its date of disposition.

Sale of Land Parcel

On May 25, 2021, we completed the disposition of a parcel of land adjacent to the St. Augustine Outlet Center to an unrelated third party for a contractual sales price of $6.8 million and recognized a gain of $3.6 million during the second quarter of 2021, which is included in gain on disposition of real estate, net on the consolidated statements of operations.

For the Year Ended December 31, 2022 vs. December 31, 2021

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues decreased by $0.8 million to $9.6 million for the year ended December 31, 2022 compared to $10.4 million for the same period in 2021. This decrease reflects lower rental revenues of $2.3 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 and us subsequently ceasing operations of the property effective July 15, 2022, partially offset by higher rental revenues of $1.5 million for Gantry Park Landing resulting from higher occupancy and rental rates.

Hotel revenues

Hotel revenues were $5.4 million for the year ended December 31, 2022 as a result of the opening of the Lower East Side Moxy Hotel on October 27, 2022. Hotel revenues consisted of $3.1 million of room revenue and $2.3 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased by $0.2 million to $4.0 million for the year ended December 31, 2022 compared to $4.2 million for the same period in 2021. The decrease is primarily attributable to lower property operating costs of $0.4 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022, partially offset by higher property operating expenses of $0.2 million for Gantry Park Landing resulting from higher utility expenses.

Hotel operating expenses

Hotel operating expenses were $4.7 million for the year ended December 31, 2022 as a result of the opening of the Lower East Side Moxy Hotel on October 27, 2022. Hotel operating expenses consisted of $2.2 million of room expense and $2.5 million of food and beverage costs.

Real estate taxes

Real estate taxes were $0.3 million for both of the years ended December 31, 2022 and 2021.

General and administrative costs

General and administrative costs were $2.6 million for both of the years ended December 31, 2022 and 2021.

Impairment charge

During the year ended December 31, 2021, we recorded a third quarter non-cash impairment charge of $11.3 million to reduce the carrying value of our St. Augustine Outlet Center to its estimated fair value.

Pre-opening costs

Pre-opening costs generally consist of non-recurring personnel, marketing and other costs. In preparation for the opening of the Lower East Side Moxy Hotel, which opened on October 27, 2022, we incurred pre-opening costs of $4.5 million during the year ended December 31, 2022. No pre-opening costs were incurred during 2021.

Depreciation and amortization

Depreciation and amortization decreased by $2.3 million to $3.2 million for the year ended December 31, 2022 compared to $5.5 million for the same period in 2021. The decrease is attributable to lower depreciation and amortization of $3.1 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022 offset by higher depreciation of $0.8 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022.

Interest and dividend income

Interest and dividend income decreased by $4.7 million to $9.1 million for the year ended December 31, 2022 compared to $13.8 million for the same period in 2021. The decrease primarily reflects lower interest and dividend income earned on our notes receivable of $4.3 million and preferred investments of $0.4 million.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $2.7 million to $5.3 million for the year ended December 31, 2022 compared to $2.6 million for the same period in 2021. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the year ended December 31, 2022 and 2021, $14.5 million and $8.2 million, respectively, of interest was capitalized to development projects.

Gain on disposition of real estate

During the year ended December 31, 2022, we recognized a gain on disposition of real estate of $1.1 million related to Oakview, a shopping center located in Omaha, Nebraska, which we previously disposed of in September 2017.

During the year ended December 31, 2021, we recognized an aggregate gain on the disposition of real estate of $3.9 million consisting of a gain of $3.6 million related to the sale of a parcel of land adjacent to the St. Augustine Outlet Center on May 21, 2021 and a gain of $0.2 million related to the sale of the Santa Clara Project on July 7, 2021.

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

Unrealized (loss)/gain on marketable equity securities

During the year ended December 31, 2022, we recorded unrealized losses on marketable equity securities of $13.4 million and during the year ended December 31, 2021, we recorded unrealized gains on marketable equity securities of $16.5 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Gain on sale of marketable securities

During the year ended December 31, 2022, we recorded a gain on the sale of marketable securities of $0.6 million and during the year ended December 31, 2021, we recorded a gain on the sale of marketable securities of $5.9 million. These gains represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Mark to market adjustments on derivative financial instruments

During the year ended December 31, 2022, we recorded positive mark to market adjustments on our derivative financial instruments of $3.0 million and during the year ended December 31, 2021, we recorded positive mark to market adjustments on our derivative financial instruments of $0.2 million. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties of that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor, (iii) the ownership interests in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”) held by our Sponsor and other affiliates and (iv) the ownership interest in various joint ventures held by affiliates of our Sponsor that have originated promissory loans to unaffiliated third-party borrowers.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2022, we had $12.2 million of cash on hand, $10.4 million of restricted cash and $45.9 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with revenues from our operating properties; interest and dividend income earned on our marketable securities, notes receivable and preferred investment; as well as proceeds received from the sale of our marketable securities, repayment of our notes receivable and redemption of our preferred investment will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated real estate entity (Columbus Joint Venture), redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

Additionally, we still have remaining costs related to the development and construction of the Lower East Side Moxy Hotel, which opened on October 27, 2022. These remaining costs are expected to be funded from the remaining availability under existing construction financings as well as lender escrowed funds. See “Lower East Side Moxy Hotel” for additional information. We also have another development project, our Exterior Street Project, which is currently under development and for which we expect to seek construction financing and/or a joint venture arrangement to fund a substantial portion of its future development and construction costs. See “Exterior Street Project” for additional information.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2022, our total borrowings of $265.1 million represented 109% of net assets.

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

In addition to meeting working capital needs and distributions, if any, to our stockholders, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments related to asset acquisition fees, development fees and leasing commissions, asset management fees, the reimbursement of acquisition related expenses to our Advisor and property management fees. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP, LLC, an affiliate of the Advisor, provided our shareholders.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred and reimbursement associated with the payments to our Sponsor, Advisor and their affiliates:

	For the Year Ended
	December 31, 2022	December 31, 2021
Asset management fees (general and administrative costs)	$825	$849
Property management fees (property operating expenses)	295	362
Acquisition fees(1)	2,430	-
Development fees and cost reimbursement(2)	2,681	3,595
Total	$6,231	$4,806

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated real estate entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Additionally, we may be required to make distributions on the special general partner interests (“SLP Units”) in the Operating Partnership held by Lightstone SLP, LLC, an affiliate of the Advisor provided our stockholders have received a stated preferred return. In connection with our initial public offering, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. However, any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During both the of the years ended December 31, 2022 and 2021, distributions of $2.1 million were declared and paid on the SLP units.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2022, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. For the year ended December 31, 2022, the acquisition fees and acquisition expenses were less than 6% of each of the contract prices.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash flows provided by operating activities	$8,048	$10,001
Net cash flows (used in)/provided by investing activities	(88,497)	49,161
Net cash flows provided by/(used in) financing activities	60,440	(63,411)
Change in cash, cash equivalents and restricted cash	(20,009)	(4,249)
Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of year	$22,583	$42,592

Operating activities

The net cash provided by operating activities of $8.0 million for the year ended December 31, 2022 consists of the following:

●	cash outflows of $0.8 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $8.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $88.5 million for the year ended December 31, 2022 consists primarily of the following:

●	purchases of investment property principally attributable to our development activities of $64.0 million;

●	aggregate proceeds from the full redemption of one of our preferred investments in related parties of $8.5 million;

●	aggregate payments related to the acquisition of our 19.0% ownership interest in the Columbus Joint Venture of $20.2 million, including an acquisition fee of $2.4 million paid to our Advisor;

●	net proceeds from sales of marketable securities of $4.0 million; and

●	net funds used for the issuance of notes receivable of $16.9 million.

Financing activities

The net cash provided by financing activities of $60.4 million for the year ended December 31, 2022 is primarily related to the following:

●	debt principal payments of $1.4 million;

●	net proceeds from mortgage financing of $93.2 million;

●	redemption and cancellation of common shares of $4.4 million;

●	contributions received from our noncontrolling interests of $21.9 million;

●	distributions to our noncontrolling interests of $33.8 million; and

●	distributions to our common shareholders of $15.1 million.

Lower East Side Moxy Hotel

In December 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City, from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, in December 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, also in the Lower East Side neighborhood, from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of the Lower East Side Moxy Hotel. On June 3, 2021,we entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The Advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, we obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel opened on October 27, 2022 and all four of its food and beverage venues opened during the fourth quarter of 2022.

In connection with the opening of the Lower East Side Moxy Hotel on October 27, 2022, its aggregate development costs ($203.8 million), which were previously included in development projects on the consolidated balance sheets, were placed in service and reclassified to land and improvements ($71.5 million), buildings and improvements ($117.1 million), and furniture and fixtures ($15.2 million) on the consolidated balance sheets.

In preparation for the opening of the Lower East Side Moxy Hotel, we incurred pre-opening costs of $4.5 million during the year ended December 31, 2022. No pre-opening costs were incurred in 2021. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for us to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, we received a key money payment of $4.7 million from Marriott during the fourth quarter of 2022, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2022, and is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. Pursuant to the terms of the Hotel Franchise Agreement, we may be obligated to return the unamortized portion of the key money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Lower East Side Moxy Hotel, we have entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various third-party management companies pursuant to which they provide oversight and management over the operation of the Lower East Side Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from five to 20 years.

Moxy Construction Loans

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of December 31, 2022, the outstanding principal balance of the Moxy Senior Loan was $82.8 million, the interest rate was 11.89% and the remaining availability under the facility was up to $7.2 million, which is expected to be used to fund the remaining construction costs for the project. Additionally, we were required by the lender to deposit the $4.7 million of key money received from Marriott into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022) which may also be used to fund the remaining construction costs for the project.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of December 31, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million and its interest rate was 17.89%.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both December 31, 2022 and 2021.

Preferred Investments

We entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. During the year ended December 31, 2022, we redeemed the remaining $8.5 million of the East 11th Street Preferred Investment, which is now fully redeemed. As a result, as of December 31, 2022, we only have one remaining Preferred Investment, which is the 40 East End Avenue Preferred Investment with an outstanding balance of $6.0 million. The fair value of our remaining Preferred Investment approximates its carrying value based on market rates for similar instruments. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$730	$730
East 11th Street	12%	-	8,500	593	1,034
Total Preferred Investments		$6,000	$14,500	$1,323	$1,764

Note:

(1)	– Included in interest and dividend income on the consolidated statements of operations.

Notes Receivable

We formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

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

The Notes Receivable are summarized as follows:

							As of December 31, 2022
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
LSC 1543 7th LLC	$4,400	$1,802

LSC 11640 Mayfield LLC	455	1,875

LSC 162nd Capital I LLC	-	491

LSC 162nd Capital II LLC	-	1,063

LSC 1650 Lincoln LLC	-	2,317

LSC 87 Newkirk LLC	-	1,585

Total	$4,855	$9,133

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (7.86% as of December 31, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). As of December 31, 2022, the outstanding principal balance of the LSC 1543 7th LLC Loan was $32.2 million.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of the Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels we plan to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). Through December 31, 2022, we have incurred and capitalized $93.6 million of costs related to the development of the Exterior Street Project.

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2002. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans were adjusted to SOFR plus 2.60% (6.96% as of December 31, 2022) and their maturity dates were extended to November 24, 2023.

The Exterior Street Loan requires monthly interest-only payments with the outstanding balance due in full at its maturity date. The Exterior Street Loan is collateralized by the Exterior Street Project.

Our Exterior Street Project is currently under development, we expect to seek construction financing and/or a joint venture arrangement to fund a substantial portion of its future development and construction costs. The ongoing COVID-19 pandemic as well as other economic conditions and uncertainties may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

SRP

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 15, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated net asset value per share of common stock, as determined by the Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 1.0% and 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are expected to be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, we repurchased 371,318 Common Shares at a weighted average price per share of $11.75. For the year ended December 31, 2021, we repurchased 143,918 Common Shares at a weighted average price per share of $11.18.

DRIP

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

Pursuant to the DRIP following its reactivation, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on shares of our common stock in additional shares of our common stock without paying any fees or commissions. The purchase price for shares under the DRIP will be equal to 95% of our current NAV per Share, as determined by the Board of Directors and reported by us from time to time. Effective on December 8, 2022, the Board of Directors determined our NAV per Share of $12.19, as of September 30, 2022, which resulted in a purchase price for shares under the DRIP of $11.58 per share. As of December 31, 2022, 9.9 million shares remain available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions

Common Shares

During the years ended December 31, 2022 and 2021, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2022 and 2021 were $15.4 million and $15.6 million, respectively. On March 15, 2023, the Board of Directors authorized and declared a Common Share distribution of $0.175 per share for the quarterly period ending March 31, 2023. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under our DRIP.

SLP Units

For both of the years ended December 31, 2022 and 2021, total distributions declared and paid on the SLP Units were $2.1 million. Additionally, on March 15, 2023, the Operating Partnership declared a quarterly distribution for the quarterly period ending March 31, 2023 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of December 31, 2022. All amounts are based on the initial scheduled maturity date of the related debt.

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$75,606	$189,508	$-	$-	$-	$-	$265,114
Interest Payments[1]	25,628	11,703	-	-	-	-	37,331
Total Contractual Obligations	$101,234	$201,211	$-	$-	$-	$-	$302,445

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate or SOFR rate, as applicable. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate or SOFR rate, as applicable as of December 31, 2022 was used.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (5.24% as of December 31, 2022) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of December 31, 2022 and 2021.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (5.74% as of December 31, 2022). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of December 31, 2022, the amount of borrowings available to be drawn under the Line of Credit was $13.5 million. No amounts were outstanding under the Line of Credit as of both December 31, 2022 and 2021.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of December 31, 2022) mature on November 24, 2023. We currently intend to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $32.2 million as of December 31, 2022) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. We currently intend to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $49.0 million, or to seek to extend the LSC 1543 7th LLC Loan pursuant to its extension option on or before its maturity date.

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

	For the Years Ended
	December 31, 2022	December 31, 2021
Net (loss)/income	$(26,024)	$23,963
FFO adjustments:
Depreciation and amortization	3,226	5,523
Adjustments to equity earnings from unconsolidated affiliated entity	308	-
Gain on disposal of investment property	(1,154)	(3,947)
Loss on demolition	16,602	-
Impairment charge	-	11,341
FFO	(7,042)	36,880
MFFO adjustments:
Noncash adjustments:
Amortization of above or below market leases and liabilities(1)	-	-
Mark to market adjustments(2)	10,327	(16,650)
Loss on debt extinguishment(3)	-	103
Gain on sale of marketable securities(3)	(566)	(5,882)
MFFO	2,719	14,451
Straight-line rent(4)	29	5
MFFO - IPA recommended format	$2,748	$14,456

Net (loss)/income	$(26,024)	$23,963
Less: income attributable to noncontrolling interests	(1,690)	(4,880)
Net (loss)/income applicable to Company’s common shares	$(27,714)	$19,083
Net (loss)/income per common share, basic and diluted	$(1.26)	$0.86

FFO	$(7,042)	$36,880
Less: FFO attributable to noncontrolling interests	(2,752)	(5,799)
FFO attributable to Company’s common shares	$(9,794)	$31,081
FFO per common share, basic and diluted	$(0.45)	$1.40

MFFO - IPA recommended format	$2,748	$14,456
Less: MFFO attributable to noncontrolling interests	(3,344)	(4,755)
MFFO attributable to Company’s common shares	$(596)	$9,701

Weighted average number of common shares outstanding, basic and diluted	21,959	22,254

Notes:

(1)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2022
FFO attributable to Company’s common shares	$256,939
Distributions paid	$278,737

For the year ended December 31, 2022, we paid cash distributions of $15.1 million. Cash flow from operations was $3.3 million and FFO attributable to our common shares for the year ended December 31, 2022 was negative $9.8 million. For the year ended December 31, 2021, we paid cash distributions of $15.3 million. Cash flow from operations was $10.0 million and FFO attributable to our common shares for the year ended December 31, 2021 was $31.1 million.

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

Lightstone Value Plus REIT I, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT I, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net Investment Property –Indicators of Impairment

As of December 31, 2022, the Company had net investment property, net of accumulated depreciation, of approximately $266.1 million. As more fully described in Note 2 to the financial statements, the Company evaluates its investments in real estate for impairment at the lowest identifiable level, the individual property level, whenever events or change in circumstances indicate that the carrying value of a particular property may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such conditions exist, the Company performs a recoverability analysis to determine if the estimated undiscounted projected cash flows from operations and the estimated proceeds from the ultimate disposition of an investment property exceed the property’s carrying values. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and projected cash flows, net operating income, current market and other applicable trends, estimated capitalization rates, and residual values. In the event the analysis indicates that a potential impairment exists, the Company will perform an additional analysis to assess the recoverability of the carrying value of the investment property.

We identified the assessment of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the assessment of impairment indicators including identifying events and circumstances that exist that would indicate the carrying amount of investment property may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing actual operating results to budgeted and historical operating results, comparing actual operating results to projected future operating results, and comparing actual, budgeted and projected occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

Notes Receivable – Indicators of Impairment

As of December 31, 2022, the Company had notes receivable, net of reserves of $48.1 million. As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company considers notes receivable impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company considers the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, testing the status of collection of principal and interest according to the contractual terms, obtaining audit evidence relating to the financial condition of the borrower, and obtaining an understanding of the competitive situation of the area where the underlying collateral is located. We held discussions with management about the current status of each note receivable and management’s judgments to understand the probability of future events that could result in the Company not being able to collect principal and interest. We reviewed audit evidence related to the fair value of the underlying collateral. When assessing the assumptions related to the collectability of principal and interest according to the contractual terms we evaluated whether the assumptions used were reasonable and considered whether they were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York

March 30, 2023

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2022	As of December 31, 2021
Assets
Investment property:
Land and improvements	$96,074	$27,301
Building and improvements	168,518	88,830
Furniture and fixtures	17,184	2,479
Construction in progress	22	10
Gross investment property	281,798	118,620
Less accumulated depreciation	(15,728)	(37,019)
Net investment property	266,070	81,601
Development projects	93,614	234,214
Investments in related parties	6,898	15,509
Investment in unconsolidated affiliated entity	19,794	-
Cash and cash equivalents	12,211	39,405
Marketable securities	45,924	62,814
Notes receivable, net	48,059	26,854
Restricted cash	10,372	3,187
Other assets	6,952	2,204
Total Assets	$509,894	$465,788

Liabilities and Stockholders’ Equity
Mortgages payable, net	$260,579	$165,706
Accounts payable, accrued expenses and other liabilities	18,716	11,972
Distributions payable	3,825	3,885
Total Liabilities	283,120	181,563

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.8 million and 22.2 million shares issued and outstanding, respectively	218	222
Additional paid-in-capital	164,331	168,363
Accumulated other comprehensive loss	(159)	(40)
Accumulated surplus	50,051	93,134
Total Company’s stockholders’ equity	214,441	261,679

Noncontrolling interests	12,333	22,546

Total Stockholders’ Equity	226,774	284,225

Total Liabilities and Stockholders’ Equity	$509,894	$465,788

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Revenues:
Rental revenues	$9,597	$10,353
Hotel revenues	5,402	-
Total revenues	14,999	10,353

Expenses:
Property operating expenses	4,001	4,159
Hotel operating expenses	4,671	-
Real estate taxes	265	312
General and administrative costs	2,642	2,580
Impairment charge	-	11,341
Pre-opening costs	4,468	-
Depreciation and amortization	3,226	5,523
Total expenses	19,273	23,915

Interest and dividend income	9,118	13,754
Interest expense	(5,252)	(2,565)
Gain on disposition of real estate	1,154	3,947
Gain on sale of marketable securities	566	5,882
Loss on demolition	(16,602)	-
Unrealized (loss)/gain on marketable equity securities	(13,358)	16,481
Mark to market adjustments on derivative financial instruments	3,030	169
Other expense, net	(406)	(143)
Net (loss)/income	(26,024)	23,963
Less: net income attributable to noncontrolling interests	(1,690)	(4,880)
Net (loss)/income attributable to Company’s common shares	$(27,714)	$19,083

Basic and diluted net (loss)/income per Company’s common share:
Net (loss)/income per Company’s common shares, basic and diluted	$(1.26)	$0.86

Weighted average number of common shares outstanding, basic and diluted	21,959	22,254

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Net (loss)/income	$(26,024)	$23,963

Other comprehensive loss:
Holding gain on available for sale debt securities	444	5,455
Reclassification adjustment for gain included in net (loss)/income	(566)	(5,882)
Other comprehensive loss:	(122)	(427)

Comprehensive (loss)/income	(26,146)	23,536

Less: Comprehensive income attributable to noncontrolling interests	(1,689)	(4,871)

Comprehensive (loss)/income attributable to the Company’s common shares	$(27,835)	$18,665

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2020	22,294	$223	$169,649	$378	$89,639	$36,294	$296,183
Net income	-	-	-	-	19,083	4,880	23,963
Other comprehensive loss	-	-	-	(418)	-	(9)	(427)
Distributions declared(a)	-	-	-	-	(15,588)	-	(15,588)
Distributions paid to noncontrolling interests	-	-	-	-	-	(18,805)	(18,805)
Contributions received from noncontrolling interests	-	-	-	-	-	186	186
Redemption and cancellation of shares	(144)	(1)	(1,610)	-	-	-	(1,611)
Shares issued from distribution reinvestment program	31	-	324	-	-	-	324
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225

(a)	Distributions per share were $0.70.

Net loss	-	-	-	-	(27,714)	1,690	(26,024)
Other comprehensive loss	-	-	-	(119)	-	(3)	(122)
Distributions declared(a)	-	-	-	-	(15,369)	-	(15,369)
Distributions paid to noncontrolling interests	-	-	-	-	-	(33,820)	(33,820)
Contributions received from noncontrolling interests	-	-	-	-	-	21,920	21,920
Redemption and cancellation of shares	(371)	(4)	(4,362)	-	-	-	(4,366)
Shares issued from distribution reinvestment program	30	-	330	-	-	-	330
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774

(a)	Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(26,024)	$23,963
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,226	5,523
Gain on disposition of real estate	(1,154)	(3,947)
Loss on demolition	16,602	-
Impairment charge	-	11,341
Mark to market adjustments on derivative financial instruments	(3,030)	(169)
Unrealized loss/(gain) on marketable equity securities	13,358	(16,481)
Gain on sale of marketable securities	(566)	(5,882)
Amortization of deferred financing costs	766	445
Noncash interest income	(4,324)	(5,387)
Other non-cash adjustments	385	377
Changes in assets and liabilities:
Increase in other assets	(1,787)	(280)
Increase in accounts payable, accrued expenses and other liabilities	9,589	531
Increase/(decrease) in due to related parties	1,007	(33)
Net cash provided by operating activities	8,048	10,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(63,998)	(59,465)
Purchase of marketable securities	(18,648)	(8,434)
Proceeds from sale of marketable securities	22,624	13,627
Proceeds from disposition of real estate	-	20,197
Investment in joint venture	-	(78)
Distributions from joint venture	111	158
Proceeds from redemption of preferred investment in related party	8,500	-
Funding of notes receivable	(42,720)	-
Release of reserves on notes receivable	(1,700)	-
Proceeds from repayment of notes receivable	27,540	83,156
Investments in unconsolidated affiliated real estate entity	(20,206)	-
Net cash (used in)/provided by investing activities	(88,497)	49,161

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	94,750	67,302
Mortgage principal payments	(1,389)	(89,085)
Payment of loan fees and expenses	(1,556)	(6,114)
Redemption and cancellation of common shares	(4,366)	(1,611)
Contributions received from noncontrolling interests	21,920	186
Distributions paid to noncontrolling interests	(33,820)	(18,805)
Distributions paid to Company’s common stockholders	(15,099)	(15,284)
Net cash provided by/(used in) financing activities	60,440	(63,411)

Change in cash, cash equivalents and restricted cash	(20,009)	(4,249)
Cash, cash equivalents and restricted cash, beginning of year	42,592	46,841
Cash, cash equivalents and restricted cash, end of period	$22,583	$42,592

The accompanying notes are an integral part of these consolidated financial statement

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus REIT I, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust, Inc. before September 16, 2021, a Maryland corporation (“Lightstone REIT I”), formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2022, the Company held a 98% general partnership interest in the Company’s Operating Partnership’s common units (“Common Units”).

Lightstone REIT I and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial and residential properties and makes real estate-related investments, principally in the United States. The Company’s real estate investments are held by it alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests. Since its inception, the Company has owned and managed various commercial and residential properties located throughout the United States. The Company evaluates all of its real estate investments as one operating segment.

As of December 31, 2022, the Company (i) has ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in nine unconsolidated multifamily residential properties and seven unconsolidated commercial hotel properties. Additionally, as of December 31, 2022, the Company has other real estate-related investments consisting of a preferred investment in a related party and a promissory loan it originated, through a joint venture with a related party, to an unaffiliated third-party borrower.

With respect to its consolidated operating properties, the Company wholly owns a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which it developed, constructed and opened on October 27, 2022 and has a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between the Company and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to its consolidated development property, the Company wholly owns land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which it plans to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

The Company also wholly owns and consolidate certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

Additionally, the Company holds a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which its accounts for using the equity method of accounting and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns seven hotel properties, which the Company accounts for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Related Parties

The Sponsor, Advisor and its affiliates, and Lightstone SLP, LLC are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of the Company’s assets. The compensation is based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”), (ii) the 2nd Street Joint Venture and (iii) other entities that have originated promissory notes to unaffiliated third parties (see Note 6). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing.

See Note 11 for further discussion of noncontrolling interests.

Current Environment

The Company’s operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, and developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2022, Lightstone REIT I had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity will be accounted for using the equity method. Investments in entities where the Company has virtually no influence are accounted for using a measurement alternative under which the entity is measured at cost, adjusted for observable price changes and impairments, if any.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	December 31,
	2022	2021
Cash and cash equivalents	$12,211	$39,405
Restricted cash	10,372	3,187
Total cash, cash equivalents and restricted cash	$22,583	$42,592

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021
Cash paid for interest	$14,923	$9,395

Distributions declared but not paid	$3,825	$3,885

Accrued development costs	$1,894	$4,602

Amortization of deferred financing costs included in development projects	$2,302	$1,399

Holding gain/loss on available for sale debt securities	$122	$427

Value of shares issued from distribution reinvestment program	$330	$324

Accrued loan exit fee included in deferred financing costs	$-	$1,100

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Revenue Recognition

Rental Revenues

Our rental revenues are comprised of rental income and tenant recovery income derived from operating leases for our commercial retail and multifamily residential properties. Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. Recoveries from commercial retail tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred.

Substantially all of the Company’s multifamily residential property leases have initial terms of 12 months or less.

In connection with the closure and demolition of the St. Augustine Outlet Center during 2022, a retail property which was located in St. Augustine, Florida, all leases with tenants have been terminated. See Note 9.

Hotel Revenues

Hotel revenues consists of amounts derived from operation of the Lower East Side Moxy Hotel which opened on October 27, 2022.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in a frequent guest program sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

Revenues are recorded net of any sales or occupancy tax collected from our guests. Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenue (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the total hotel revenues on a disaggregated basis:

Hotel revenues	For the Year Ended December 31, 2022
Room revenue	$3,097
Food, beverage and other revenue	2,305
Total hotel revenues	$5,402

Consolidated VIEs

The Company consolidates certain joint ventures which have originated nonrecourse loans to unaffiliated third-party borrowers (see Note 6) which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

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

For the Years Ended December 31, 2022 and 2021

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

Notes Receivable and Preferred Investments

Notes receivable and preferred investments that the Company intends to hold to maturity are carried at cost, net of any unamortized origination costs, fees, discounts, premiums and unfunded commitments.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Credit Losses and Impairment on Notes Receivable

Notes receivable are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of our notes receivable and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the notes receivable, a reserve is recorded with a corresponding charge to investment income. The reserve for each note receivable is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Investments in Unconsolidated Entities

The Company evaluates its investments in other entities for consolidation. It considers its percentage interest in the joint venture, evaluation of control and whether a VIE exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported in the statements of operations as income or loss from investments in unconsolidated affiliated entities.

The Company reviews investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Deferred Costs

The Company capitalizes initial direct costs associated with financing activities. The costs are capitalized upon the execution of the loan, presented in the consolidated balance sheets as a direct deduction from the carrying value of the corresponding loan and amortized over the initial term of the corresponding loan. Amortization of deferred loan costs begin in the period during which the loan is originated using the effective interest method over the term of the loan and is included in interest expense in the consolidated statements of operations or capitalized to development projects. The Company capitalizes initial direct costs associated with leasing activities. The costs are capitalized upon the execution of the lease and amortized over the initial term of the corresponding lease.

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2005. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Additionally, even if the Company continues to qualify as a REIT, it may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through wholly owned taxable REIT subsidiaries (“TRSs”). As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$265.1	$265.1	$171.8	$174.4

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board pursuant to which awards were granted at fair market value as of the date of grant. This plan expired in April 2015. For the years ended December 31, 2022 and 2021, the Company had no compensation costs related to the incentive award plan.

Concentration of Risk

At December 31, 2022 and 2021, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels the Company plans to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”).

Lower East Side Moxy Hotel

In December 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City, from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, in December 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood, from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer is being paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The Advisor and its affiliates are also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel opened on October 27, 2022 and all four of its food and beverage venues opened during the fourth quarter of 2022.

In connection with the opening of the Lower East Side Moxy Hotel on October 27, 2022, its aggregate development costs ($203.8 million), which were previously included in development projects on the consolidated balance sheets, were placed in service and reclassified to land and improvements ($71.5 million), buildings and improvements ($117.1 million), and furniture and fixtures ($15.2 million) on the consolidated balance sheets. See Note 13.

In preparation for the opening of the Lower East Side Moxy Hotel, the Company incurred pre-opening costs of $4.5 million during the year ended December 31, 2022. No pre-opening costs were incurred in 2021. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Santa Clara Project

In January 2019, the Company acquired a parcel of land located at 2175 Martin Avenue, Santa Clara, California (the “Martin Avenue Land”) from an unaffiliated third party for $10.6 million. Subsequently, the Company completed certain activities associated with the potential development and construction of a data center on the Martin Avenue Land (the “Santa Clara Project”).

On July 7, 2021, the Company disposed of the Santa Clara Project to an unrelated third party for a contractual sales price of $13.9 million. In connection with the disposition of the Santa Clara Data Center, the Company recognized a gain of $0.2 million during the third quarter of 2021, which is included in gain on disposition of real estate, net on the consolidated statements of operations.

The disposition of the Santa Clara Project did not qualify to be reported as discontinued operations since it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Santa Clara Project are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the amounts incurred and capitalized to each of the Company’s development projects as of the dates indicated and the amounts of interest capitalized to each of the Company’s development projects for the periods indicated:

	Amounts Capitalized to Construction in Progress		Capitalized Interest
	As of December 31,	As of December 31,	Year Ended December 31,
Development Project	2022	2021	2022	2021
Exterior Street Project	$93,614	$87,467	$3,205	$1,986
Lower East Side Moxy Hotel	-	146,747	11,342	6,251
Total	$93,614	$234,214	$14,547	$8,237

4.	Investments in Unconsolidated Affiliated Real Estate Entity

Columbus Joint Venture

On November 29, 2022, the Company, CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form Columbus Portfolio Member LLC (“the Columbus Joint Venture”) for the purpose of acquiring nine multifamily properties (the “Columbus Properties”) located in the area of Columbus, Ohio for a contractual purchase price of $465.0 million. The Company has an ownership interest of 19% in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have ownership interests of 19% and 62%, respectively. Additionally, the Manager of the Columbus Joint Venture is LEL Bronx Manager LLC (“Manager”), an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from an unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated real estate entity on the consolidated balance sheets.

The Company has determined that the Columbus Joint Venture is a variable interest entity but the Company is not the primary beneficiary. The Company accounts for its ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Columbus Joint Venture. All capital contributions and distributions of earnings from the Columbus Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Columbus Joint Venture are made to the members pursuant to the terms of the Columbus Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of November 29, 2022 with respect to its membership interest of 19.0% in the Columbus Joint Venture.

In connection with the closing of the Columbus Properties, the Columbus Joint Venture simultaneously entered into two mortgage loans from financial institutions in the aggregate amount of $300.7 million and received two preferred investments from unaffiliated third parties in the aggregate amount of $90.0 million (collectively, the “Loans”) The Loans are collateralized by the Columbus Properties. The Sponsor (the “Guarantor”) has fully guaranteed the Columbus Joint Venture’s obligation to repay the outstanding balance of the Loans (the “Loan Guarantee”). Each of the joint venture members have agreed to reimburse the Guarantor for their pro rata share of any balance that may become due under the Loan Guarantee, of which the Company’s share is up to 19% of the outstanding balance. The Company has determined that the fair value of the Loan Guarantee is immaterial.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statement of operations for the Columbus Joint Venture:

(amounts in thousands)	For the Period November 29, 2022 (date of investment) through December 31, 2022
Revenues	$3,816

Property operating expenses	1,462
General and administrative costs	220
Depreciation and amortization	1,580
Operating income	554

Interest expense and other, net	(2,676)
Net loss	$(2,122)

Company’s share of net loss (19.0%)	$(403)
Additional depreciation and amortization expense(1)	(9)
Company’s loss from investment(2)	$(412)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.
(2)	The Company’s loss from its investment in the Columbus Joint Venture is reported in the statements of operations as other expense, net.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheet for the Columbus Joint Venture:

As of
December 31, 2022
Real estate, at cost (net)	$457,339
Cash and restricted cash	15,770
Other assets	10,096
Total assets	$483,205

Mortgages payable, net	$383,266
Other liabilities	8,495
Members’ equity	91,444
Total liabilities and members’ equity	$483,205

5.	Investments in Related Parties

Preferred Investments

The Company has entered into agreements with various related party entities that provide for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions (see below for additional information). During the year ended December 31, 2022, the Company redeemed the remaining $8.5 million of its East 11th Street Preferred Investment, which is now fully redeemed. As a result, as of December 31, 2022, the Company only has one remaining Preferred Investment, which is its 40 East End Avenue Preferred Investment with an outstanding balance of $6.0 million. The fair value of the Company’s remaining Preferred Investment approximates its carrying value based on market rates for similar instruments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$730	$730
East 11th Street	12%	-	8,500	593	1,034
Total Preferred Investments		$6,000	$14,500	$1,323	$1,764

Note:

(1)	– Included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

40 East End Avenue Preferred Investment

In May 2015, the Company entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related-party REIT also sponsored by the Company’s Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood in the borough of Manhattan of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2022, 21 of the condominium units had been sold.

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

East 11th Street Preferred Investment

On April 21, 2016, the Company entered into an agreement, as amended, with various related party entities pursuant to which it to made aggregate contributions of $57.5 million in an affiliate of its Sponsor (the “East 11th Street Developer”) which developed and constructed a Marriott Moxy Hotel located at 112-120 East 11th Street in New York, New York. Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. During 2019 and 2018, the Company redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment. During 2022, the Company redeemed the remaining $8.5 million of the East 11th Street Preferred Investment, which is now fully redeemed.

The Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in seven hotels as of December 31, 2022.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2022 and 2021, the carrying value of its investment was $0.9 million and $1.0 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Notes Receivable

The Company has formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

The NR Subsidiaries and NR Affiliates may have varying ownership interests in the NR Joint Ventures, however, and certain other wholly owned subsidiaries of the Operating Partnership serve as the manager and are the sole decision-maker for each of the NR Joint Ventures.

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

During the years ended December 31, 2022 and 2021, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million and $0.2 million, respectively. Additionally, during the years ended December 31, 2022 and 2021, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $29.3 million and $16.3 million, respectively, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Notes Receivable are summarized as follows:

							As of December 31, 2022
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

							As of December 31, 2021
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC (1)	50%	$20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC (2)	50%	$18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960

Total							$27,540	$(629)	$(57)	$26,854	$6,960

Notes:

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
LSC 1543 7th LLC	$4,400	$1,802

LSC 11640 Mayfield LLC	455	1,875

LSC 162nd Capital I LLC	-	491

LSC 162nd Capital II LLC	-	1,063

LSC 1650 Lincoln LLC	-	2,317

LSC 87 Newkirk LLC	-	1,585

Total	$4,855	$9,133

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,993	$-	$(2,103)	$20,890
Marco OP Units and Marco II OP Units	19,227	5,355	-	24,582
	42,220	5,355	(2,103)	45,472
Debt securities:
Corporate Bonds	602	-	(150)	452
Total	$42,822	$5,355	$(2,253)	$45,924

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$24,932	$2,541	$(135)	$27,338
Marco OP Units and Marco II OP Units	19,227	14,204	-	33,431
	44,159	16,745	(135)	60,769
Debt securities:
Corporate Bonds	2,073	-	(28)	2,045
Total	$46,232	$16,745	$(163)	$62,814

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of both December 31, 2022 and 2021, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $117.48 per share and $159.77 per share as of December 31, 2022 and 2021, respectively. Additionally, the closing price of Simon Stock was $85.28 per share as of December 31, 2020.

Throughout 2022, financial markets have been experiencing significant increases in interest rates primarily as a result of higher inflation, leading to the substantially lower market prices of the Company equity’s securities, especially those highly sensitive to movements in interest rates, such are REITs and preferred securities. Because of the change in the closing price of Simon Stock and the market price of the Company’s other equity securities, the Company incurred unrealized losses of $13.4 million for the year ended December 31, 2022 compared to unrealized gains of $16.5 million for the year ended December 31, 2021. These unrealized losses and gains incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

Additionally, as of December 31, 2022 and 2021, certain of the Company’s marketable debt securities had gross unrealized losses of $151 and $28, respectively. However, the Company does not consider these declines in market value to be other than temporary in nature. When evaluating the debt investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment charges. As of both December 31, 2022 and 2021, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company is accounting for the interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts on the consolidated statements of operations.

For the years ended December 31, 2022 and 2021, the Company recorded mark to market adjustments on derivative financial instruments of $3.0 million and $0.2 million on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively cap the LIBOR through June 30, 2023 and its replacement rate thereafter at 3.00%. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair value of the interest rate cap contracts was $3.3 million as of December 31, 2022 and is included in prepaid expenses, restricted cash and other assets on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,138	$19,752	$-	$20,890
Marco OP and OP II Units	-	24,582	-	24,582
Corporate Bonds	-	452	-	452
Total	$1,138	$44,786	$-	$45,924

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$3,279	$-	$3,279

	Fair Value Measurement Using
As of December 31, 2021	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$6,825	$20,513	$-	$27,338
Marco OP and OP II Units	-	33,431	-	33,431
Corporate Bonds	-	2,045	-	2,045
Total	$6,825	$55,989	$-	$62,814

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 31, 2022
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	452
Total	$452

Nonrecurring Fair Value Measurements

During the third quarter of 2021, the Company recorded a non-cash impairment charge of $11.3 million to reduce the carrying value of the St. Augustine Outlet Center to its estimated fair value of $23.3 million as of September 30, 2021. In estimating the fair value of the St. Augustine Outlet Center, the Company used management’s internal comparable sales analysis prepared with consideration of local market conditions, which was considered a Level 3 under the fair value hierarchy described above. The carrying value of the St. Augustine Outlet Center is included in investment property on the consolidated balance sheets as of December 31, 2021. See Note 9.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (5.24% as of December 31, 2022) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of December 31, 2022 and 2021.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (5.74% as of December 31, 2022). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of December 31, 2022, the amount of borrowings available to be drawn under the Line of Credit was $13.5 million. No amounts were outstanding under the Line of Credit as of both December 31, 2022 and 2021.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Mortgages Payable

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2022	Maturity Date	Amount Due at Maturity	As of December 31, 2022	As of December 31, 2021
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$68,151	$69,540

Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 7.75%)	9.59%	June 2024	82,811	82,811	35,610

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	15.60%	June 2024	40,000	40,000	24,603

Exterior Street Project	SOFR + 2.60%	4.04%	November 2023	35,000	35,000	35,000

Exterior Street Project Supplemental	SOFR + 2.60%	4.27%	November 2023	7,000	7,000	7,000

LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	6.45%	December 2023	32,152	32,152	-

Total mortgages payable		7.93%		$262,280	265,114	171,753

Less: Deferred financing costs					(4,535)	(6,047)

Total mortgages payable, net					$260,579	$165,706

One-month LIBOR as of December 31, 2022 and 2021 was 4.39% and 0.10%, respectively. One-month SOFR as of December 31, 2022 was 4.36%. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table shows the Company’s contractually scheduled principal maturities during the next five years and thereafter:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$75,606	$189,508	$-	$-	$-	$-	$265,114

Less: Deferred financing costs							(4,535)

Total principal maturities, net							$260,579

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (7.86% as of December 31, 2022). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). As of December 31, 2022, the outstanding principal balance of the LSC 1543 7th LLC Loan was $32.2 million. See Note 6.

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of December 31, 2022, the outstanding principal balance of the Moxy Senior Loan was $82.8 million, the interest rate was 11.89% and the remaining availability under the facility was up to $7.2 million, which is expected to be used to fund the remaining construction and pre-opening costs for the project. Additionally, the Company was required by the lender to deposit the $4.7 million of key money received from Marriott into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022) which may also be used to fund the remaining construction costs for the project.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of December 31, 2022, the outstanding principal balance of the Moxy Junior Loan was $40.0 million and its interest rate was 17.89%.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans were adjusted to SOFR plus 2.60% (6.96% as of December 31, 2022) and their maturity dates were extended to November 24, 2023.

Gantry Park Mortgage Loan

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

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2022, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of December 31, 2022) mature on November 24, 2023. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $32.2 million as of December 31, 2022) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The Company currently intends to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $49.0 million, or to seek to extend the LSC 1543 7th LLC Loan pursuant to the extension option on or before its maturity date.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Closure and Demolition of St. Augustine Outlet Center

The Company wholly owned the St. Augustine Outlet Center, a retail center located in St. Augustine, Florida, which was originally built in 1998 and subsequently acquired by the Company in 2006 and renovated and further expanded in 2008 to 0.3 million of gross leasable area. During the COVID-19 pandemic, the occupancy of the St. Augustine Outlet Center significantly declined and because of limited leasing success, the Company began exploring various strategic alternatives for the property. As a result, during the third quarter of 2021, the Company determined that it would no longer continue to pursue leasing of space to tenants and therefore, began to enter into lease termination agreements with certain tenants and also provided notice to its other tenants that it would not renew their leases at the scheduled expiration of their lease. Due to this change in leasing strategy and resulting decrease in the fair value of the St. Augustine Outlet Center, the Company recorded a non-cash loss on impairment of real estate of $11.3 million during the third quarter of 2021.

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, the Company entered into a lease termination agreement with the property’s final tenant providing for them to receive an aggregate of $0.8 million provided they vacated the property no later than July 15, 2022. The final tenant vacated the property in July 2022 and the Company ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and the Company recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs. As a result the remaining carrying value of the St. Augustine land and improvements was $4.9 million as of December 31, 2022 and is included in land and improvements on the consolidated balance sheet.

In connection with the terms of certain of the lease termination agreements, the Company agreed to make various payments to certain tenants provided they closed their store and vacated the property. The Company expenses lease termination fees in the period the lease termination agreement is executed and such expenses are included in property operating expenses on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recognized lease termination fees of $0.8 million and $0.4 million, respectively.

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

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2022 and 2021, the Company had no outstanding preferred shares.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Under its charter, the Company cannot make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) to the extent required under Maryland law its reorganization, and (4) its merger, consolidation or the sale or other disposition of all or substantially all of its assets.

SRP

The Company’s share repurchase program (the “SRP”) may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to the Company, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated net asset value per share of common stock (“NAV per Share”), as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

At the above noted dates, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 1.0% and 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2022, the Company repurchased 371,318 Common Shares at a weighted average price per share of $11.75. For the year ended December 31, 2021, the Company repurchased 143,918 Common Shares at a weighted average price per share of $11.18.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

DRIP

The Company’s distribution reinvestment program (“DRIP”) provides its shareholders with an opportunity to purchase additional shares of its common stock at a discount by reinvesting distributions. Under the Company’s DRIP, a shareholder may acquire, from time to time, additional shares of the Company’s common stock by reinvesting cash distributions payable by the Company to such shareholder, without incurring any brokerage commission, fees or service charges.

The DRIP had been suspended since 2015 until the Company’s DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act of 1933 on October 25, 2018.

Pursuant to the DRIP following its reactivation, the Company’s stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on shares of its common stock in additional shares of the Company’s common stock at a purchase price equal to 95% of the Company’s current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time. Effective on December 8, 2022, the Board of Directors determined the Company’s NAV per Share of $12.19, as of September 30, 2022, which resulted in a purchase price for shares under the DRIP of $11.58 per share. As of December 31, 2022, 9.9 million shares remain available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions

Common Shares

The Board of Directors commenced declaring and the Company began paying regular quarterly distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, beginning February 1, 2006. Subsequently, the Board of Directors has declared regular quarterly distributions of $0.175 per share at the annualized rate of rate of 7.0% assuming a purchase price of $10.00 per share, with the exception of the three-month period ended June 30, 2010. The distributions for the three-month period ended June 30, 2010 were at an aggregate annualized rate of 8% based on the share price of $10.00. Through December 31, 2022, the Company has paid aggregate distributions in the amount of $278.7 million, which includes cash distributions paid to stockholders and common stock issued under its DRIP.

Total distributions declared during the years ended December 31, 2022 and 2021 were $15.4 million and $15.6 million, respectively.

On November 9, 2022 and November 8, 2021 the Board of Directors authorized and the Company declared distributions of $0.175 per share for the quarterly periods ending December 31, 2022 and 2021. The distributions payable of $3.8 million and $3.9 million as of December 31, 2022 and 2021, respectively, were paid in January 2023 and 2022, respectively.

On March 15, 2023, the Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending March 31, 2023. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11.	Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, and (ii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units and Common Units. The noncontrolling interests in consolidated subsidiaries include joint venture ownership interests in (i) PRO held by the Company’s Sponsor and (ii) the 2nd Street Joint Venture held by the Company’s Sponsor and other affiliates and (iii) various entities held by affiliates of our Sponsor that have originated promissory notes to unaffiliated third parties (see Note 6). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing. See below for additional information.

Share Description

See Note 12 for discussion of rights related to SLP Units. The Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2022 and 2021, the Company paid total distributions to noncontrolling interests of $33.8 million and $18.8 million, respectively. As of both December 31, 2022 and 2021, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid in January 2023 and January 2022, respectively).

Noncontrolling Interest of Subsidiary within the Operating Partnership

PRO

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $3 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership is the managing member with control, PRO is consolidated into the results and financial position of the Company. In connection with the acquisitions of the memberships interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions are split between the three members in proportion to their respective profit interests. PRO subsequently disposed of all of its membership interests in POAC and Mill Run in August 2010 and its current holdings primarily consist of Marco OP Units and Marco II OP Units (see Note 7).

On September 19, 2018, the Company’s Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of both December 31, 2022 and 2021, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

Consolidated Joint Venture

In August 2011, the Operating Partnership and the Sponsor and other related parties formed the 2nd Street Joint Venture, which owns Gantry Park Landing. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, the Company consolidates the operating results and financial condition of the 2nd Street Joint Venture and accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the Company’s Offering, Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, purchased SLP Units in the Operating Partnership for an aggregate of $30.0 million. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

From the Company’s inception through March 31, 2010, cumulative distributions declared to Lightstone SLP, LLC were $4.9 million, all of which had been paid as of April 2010. For the three months ended June 30, 2010, the Operating Partnership did not declare a distribution related to the SLP Units as the distribution to the stockholders was less than 7% for this period. On August 30, 2010, the Company declared additional distributions to the stockholders to bring the annualized distribution to at least 7%. As such, the Operating Partnership as of August 30, 2010 recommenced declaring distributions on the SLP Units at the 7% annualized rate, except for the three months ended June 30, 2010 which was at an 8% annualized rate which represents the same rate paid to the stockholders. Since inception through December 31, 2022, cumulative distributions declared were $31.8 million, of which $31.2 million have been paid.

During each of the years ended December 31, 2022 and 2021, distributions of $2.1 million were declared and paid related to the SLP Units and are part of noncontrolling interests.

Additionally, on March 15, 2023, the Board of Directors declared a quarterly distribution for the quarterly period ending March 31, 2023 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

For the Years Ended December 31, 2022 and 2021

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

The following table represents the fees incurred and reimbursement associated with the payments to the Company’s Sponsor, Advisor and their affiliates for the period indicated:

	For the Year Ended
	December 31,	December 31,
	2022	2021
Asset management fees (general and administrative costs)	$825	$849
Property management fees (property operating expenses)	295	362
Acquisition fees(1)	2,430	-
Development fees and cost reimbursement(2)	2,681	3,595
Total	$6,231	$4,806

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated real estate entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, the Company owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money payment of $4.7 million from Marriott during the fourth quarter of 2022, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2022, and is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the key money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Lower East Side Moxy Hotel, the Company has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various third-party management companies pursuant to which they provide oversight and management over the operation of the Lower East Side Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from five to 20 years.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2023 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	62	Chief Executive Officer, President and	2023	2004
		Chairman of the Board of Directors

George R. Whittemore	73	Director	2023	2006

Alan Retkinski	51	Director	2023	2019

Howard E. Friedman	57	Director	2023	2021

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT III, (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On August 31, 2021, Mr. Lichtenstein was appointed Chairman Emeritus of the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and previously served as the Chairman of the Board of Directors of Lightstone REIT V from September 2017 through August 31, 2021. Additionally, Mr. Lichtenstein is Chairman and Chief Executive Officer of the Lightstone REIT V’s advisor. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Alan Retkinski is one of our independent directors. Since 2004, Mr. Retkinski has been the president of Lexington Realty International, a national multifaceted real estate brokerage firm specializing in investment sales, retail leasing, lease preparation/negotiating and management. Mr. Retkinski has been selected to serve as an independent director due to his extensive experience in real estate transactions.

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

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	70	President

Joseph Teichman	49	General Counsel

Seth Molod	59	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2022.

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

Compensation of Board

We pay our independent directors an aggregate annual fee of $40,000 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10,000 (payable in quarterly installments).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our directors and executive officers serving in such capacities:

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

On April 22, 2005, we entered into various agreements with our Advisor and its affiliates to pay certain fees and reimburse certain expenses, as described below, in exchange for services performed and costs incurred by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our property managers manage certain of the properties we have acquired and may manage additional properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hotel.

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily residential and commercial retail properties. In addition, We may pay our property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. During the years ended December 31, 2022 and 2021, we incurred property management fees of $0.3 million and $0.4 million, respectively.

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

	For the Year Ended
	December 31,	December 31,
	2022	2021
Asset management fees (general and administrative costs)	$825	$849
Acquisition fees(1)	2,430	-
Development fees and cost reimbursement(2)	2,681	3,595
Total	$5,936	$4,444

Notes:

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated real estate entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Sponsor

On April 22, 2005, the Operating Partnership entered into an agreement with Lightstone SLP, LLC pursuant to which the Operating Partnership has issued special general partner interests to Lightstone SLP, LLC in an amount equal to all expenses, dealer manager fees and selling commissions that we incurred in connection with our organization and the Offering. Through December 31, 2022, Lightstone SLP, LLC had contributed $30.0 million to the Operating Partnership in exchange for special general partner interests. As the sole member of our Sponsor, which wholly owns Lightstone SLP, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such special general partner interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Preferred Investments

We have entered into several agreements with various related party entities that provide for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. During the year ended December 31, 2022, we redeemed the remaining $8.5 million of its East 11th Street Preferred Investment, which is now fully redeemed. As a result, as of December 31, 2022, we only have one remaining Preferred Investment, which is our 40 East End Avenue Preferred Investment with an outstanding balance of $6.0 million. The fair value of our remaining Preferred Investment approximates its carrying value based on market rates for similar instruments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of December 31,	As of December 31,	For the Year Ended December 31,
Preferred Investments	Rate	2022	2021	2022	2021
40 East End Avenue	12%	$6,000	$6,000	$730	$730
East 11th Street	12%	-	8,500	593	1,034
Total Preferred Investments		$6,000	$14,500	$1,323	$1,764

Note:

(1)	– Included in interest and dividend income on the statements of operations.

40 East End Avenue Preferred Investment

In May 2015, we entered into an agreement pursuant to which it made aggregate contributions of $30.0 million in 40 East End Ave. Pref Member LLC (the “40 East End Ave. Joint Venture”), a related party entity. The 40 East End Ave. Joint Venture is a joint venture between an affiliate of our Sponsor and Lightstone Value Plus REIT IV, Inc. (“Lightstone REIT IV”), a related-party REIT also sponsored by the our Sponsor, which developed and constructed a luxury residential condominium project consisting of 29 units (the “40 East End Avenue Project”) located at the corner of 81st Street and East End Avenue in the Upper East Side neighborhood of New York City. The 40 East End Avenue Project received its final temporary certificates of occupancy, or TCO, in March 2020 and through December 31, 2022, 21 of the condominium units had been sold.

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

East 11th Street Preferred Investment

On April 21, 2016, we entered into an agreement, as amended, with various related party entities pursuant to which it to made aggregate contributions of $57.5 million in an affiliate of our Sponsor (the “East 11th Street Developer”) which developed and constructed a Marriott Moxy Hotel located at 112-120 East 11th Street in New York, New York. Contributions were made pursuant to an instrument, the “East 11th Street Preferred Investment,” that entitled us to monthly preferred distributions at a rate of 12% per annum. We may redeem our investment in the East 11th Street Preferred Investment upon the consummation of certain capital transactions. Additionally, the East 11th Street Developer may redeem our investment at any time or upon the consummation of any capital transaction. Any redemption by us or the East 11th Street Developer under the East 11th Street Preferred Investment will be made at an amount equal to the amount we have invested plus a 12.0% annual cumulative, pre-tax, non-compounded return on the aggregate amount we have invested. During 2019 and 2018, we redeemed $34.5 million and $14.5 million, respectively of the East 11th Street Preferred Investment. During 2022, we redeemed the remaining $8.5 million of the East 11th Street Preferred Investment, which is now fully redeemed.

Consolidated Joint Venture

In August 2011, the Operating Partnership and its Sponsor formed the 2nd Street Joint Venture, which owns Gantry Park Landing, a multifamily apartment building located in Queens, New York. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, we consolidate the operating results and financial condition of the 2nd Street Joint Venture and has accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

The Hotel Joint Venture

During 2015, we formed a Hotel Joint Venture (the “Hotel Joint Venture”) with Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), a related party real estate investment trust also sponsored by our Sponsor. We have a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in seven hotels as of December 31, 2022.

We account for our 2.5% membership interest in the Hotel Joint Venture using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2022 and 2021, the carrying value of our investment was $0.9 million and $1.0 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

Notes Receivable

We formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (the “NR Affiliates”) which have originated nonrecourse loans (collectively, the “Joint Venture Promissory Notes”) to unaffiliated third-party borrowers (collectively, the “Joint Venture Borrowers”).

The NR Subsidiaries and NR Affiliates may have varying ownership interests in the NR Joint Ventures, however, and certain other wholly owned subsidiaries of the Operating Partnership serve as the manager and are the sole decision-maker for each of the NR Joint Ventures.

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

The Notes Receivable are summarized as follows:

							As of December 31, 2022
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

							As of December 31, 2021
Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
LSC 1543 7th LLC(1)	50%	$20,000	1.00%	August 27, 2019	February 28, 2022	Libor plus 5.40% (Floor of 7.90%)	$17,500	$-	$(33)	$17,467	$-

LSC 11640 Mayfield LLC(2)	50%	$18,000	1.50%	March 4, 2020	March 1, 2022	Libor plus 11.00% (Floor of 13.00%)	10,040	(629)	(24)	9,387	6,960
								-

Total							$27,540	$(629)	$(57)	$26,854	$6,960

(1)	Repaid in full during March 2022.
(2)	Repaid in full during February 2022.

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
LSC 1543 7th LLC	$4,400	$1,802

LSC 11640 Mayfield LLC	455	1,875

LSC 162nd Capital I LLC	-	491

LSC 162nd Capital II LLC	-	1,063

LSC 1650 Lincoln LLC	-	2,317

LSC 87 Newkirk LLC	-	1,585

Total	$4,855	$9,133

The Columbus Joint Venture

We determined that the Columbus Joint Venture is a variable interest entity but we are not the primary beneficiary. We account for our ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Columbus Joint Venture. All capital contributions and distributions of earnings from the Columbus Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Columbus Joint Venture are made to the members pursuant to the terms of the Columbus Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

In connection with the closing of the Columbus Properties, the Columbus Joint Venture simultaneously entered into two mortgage loans from financial institutions in the aggregate amount of $300.7 million and received two preferred investments from unaffiliated third parties in the aggregate amount of $90.0 million (collectively, the “Loans”) The Loans are collateralized by the Columbus Properties. The Sponsor (the “Guarantor”) has fully guaranteed the Columbus Joint Venture’s obligation to repay the outstanding balance of the Loans (the “Loan Guarantee”). Each of the joint venture members have agreed to reimburse the Guarantor for their pro rata share of any balance that may become due under the Loan Guarantee, of which the Company’s share is up to 19% of the outstanding balance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firm:

(in thousands)	2022	2021
Audit Fees(a)	$311	$276
Tax Fees(b)	149	149
Total Fees	$461	$425

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.
b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT I, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT I, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2022.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT I, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2022.

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

The Company, to date, has acquired and developed residential and commercial properties principally, all of which are located in the United States and made real estate-related investments. The Company’s acquisitions have included both portfolios and individual properties. The Company current operating properties consist of one retail outlet shopping center) and one multifamily residential apartment building. The Company also has acquired various parcels of land and air rights related to the development and construction of real estate properties. Additionally, the Company has made certain preferred equity investments in related parties and originated notes receivables through joint venture arrangements.

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
Alan Retkinski

Howard E. Friedman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT I, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2022

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT I, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus REIT I, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2(4)	Description of Shares
10.2(2)	Advisory Agreement by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus REIT I, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 11, 2023.
(2)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: March 30, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 30, 2023
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 30, 2023
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 30, 2023
George R. Whittemore

/s/ Alan Retkinski	Director	March 30, 2023
Alan Retkinski

/s/ Howard E. Friedman	Director	March 30, 2023
Howard E. Friedman