Form 10-Q
period 2023-03-31
Lightstone Value Plus REIT I, Inc.
filed 2023-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☑

As of May 7, 2023, there were approximately 21.8 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$95,824	$96,074
Building and improvements	172,031	168,518
Furniture and fixtures	16,894	17,184
Construction in progress	46	22
Gross investment property	284,795	281,798
Less: accumulated depreciation	(17,390)	(15,728)
Net investment property	267,405	266,070
Development project	95,726	93,614
Investments in related parties	4,595	6,898
Investment in unconsolidated affiliated entity	18,585	19,794
Cash and cash equivalents	15,118	12,211
Marketable securities	42,350	45,924
Notes receivable, net	34,796	48,059
Restricted cash	4,348	10,372
Other assets	6,365	6,952
Total Assets	$489,288	$509,894

Liabilities and Stockholders’ Equity

Mortgages payable, net	$254,465	$260,579
Accounts payable, accrued expenses and other liabilities	15,994	18,716
Distributions payable	3,820	3,825
Total Liabilities	274,279	283,120

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.8 million shares issued and outstanding	218	218
Additional paid-in-capital	163,958	164,331
Accumulated other comprehensive loss	-	(159)
Accumulated surplus	40,175	50,051
Total Company’s stockholders’ equity	204,351	214,441
Noncontrolling interests	10,658	12,333
Total Stockholders’ Equity	215,009	226,774
Total Liabilities and Stockholders’ Equity	$489,288	$509,894

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenues	$2,413	$2,451
Hotel revenues	7,544	-
Total revenues	9,957	2,451

Expenses:
Property operating expenses	688	979
Hotel operating expenses	7,603	-
Real estate taxes	92	62
General and administrative costs	1,012	574
Pre-opening costs	48	23
Depreciation and amortization	1,668	849
Total expenses	11,111	2,487

Interest and dividend income	2,296	2,275
Interest expense	(5,245)	(387)
Gain on disposition of real estate	1,121	-
(Loss)/gain on sale of marketable securities	(359)	1,339
Unrealized loss on marketable equity securities	(551)	(9,008)
Mark to market adjustments on derivative financial instruments	(408)	864
Loss from investment in unconsolidated affiliated real estate entity	(1,220)	-
Other expense, net	(2)	(12)
Net loss	(5,522)	(4,965)
Less: net income attributable to noncontrolling interests	(534)	(372)
Net loss attributable to Company’s common shares	$(6,056)	$(5,337)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.28)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	21,818	22,129

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(5,522)	$(4,965)

Other comprehensive income/(loss):

Holding (loss)/gain on available for sale debt securities	(208)	1,292

Reclassification adjustment for loss/(gain) included in net loss	359	(1,339)

Other comprehensive income/(loss):	151	(47)

Comprehensive loss	(5,371)	(5,012)

Less: Comprehensive income attributable to noncontrolling interests	(527)	(371)

Comprehensive loss attributable to the Company’s common shares	$(5,898)	$(5,383)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(5,337)	372	(4,965)
Other comprehensive loss	-	-	-	(46)	-	(1)	(47)
Distributions declared (a)	-	-	-	-	(3,873)	-	(3,873)
Distributions paid to noncontrolling interests	-	-	-	-	-	(16,019)	(16,019)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(79)	(1)	(928)	-	-	-	(929)
Shares issued from distribution reinvestment program	8	-	84	-	-	-	84
BALANCE, March 31, 2022	22,110	$221	$167,519	$(86)	$83,924	$28,793	$280,371

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774
Net loss	-	-	-	-	(6,056)	534	(5,522)
Other comprehensive income	-	-	-	159	-	(8)	151
Distributions declared (a)	-	-	-	-	(3,820)	-	(3,820)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,201)	(2,201)
Redemption and cancellation of common shares	(37)	-	(456)	-	-	-	(456)
Shares issued from distribution reinvestment program	7	-	83	-	-	-	83
BALANCE, March 31, 2023	21,810	$218	$163,958	$-	$40,175	$10,658	$215,009

(a)	Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,522)	$(4,965)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,668	849
Gain on disposition of real estate	(1,121)	-
Loss from investment in unconsolidated affiliated real estate entity	1,220	-
Mark to market adjustments on derivative financial instruments	408	(864)
Unrealized loss on marketable equity securities	551	9,008
Loss/(gain) on sale of marketable securities	359	(1,339)
Amortization of deferred financing costs	736	69
Noncash interest income	(737)	(726)
Other non-cash adjustments	(5)	(45)
Changes in assets and liabilities:
Increase in other assets	(218)	(317)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(1,250)	4,227
Decrease in due to related parties	(392)	(48)
Net cash (used in)/provided by operating activities	(4,303)	5,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(5,929)	(18,799)
Purchase of marketable securities	(982)	(945)
Proceeds from sale of marketable securities	3,797	5,944
Proceeds from disposition of real estate	1,382	-
Investment in joint venture	(4)	-
Distributions from joint venture	15	48
Proceeds from redemption of preferred investment in related party	2,292	-
Funding of notes receivable	(300)	(43,945)
Release of reserves on notes receivable	300	-
Proceeds from repayment of notes receivable	14,000	27,540
Investment in unconsolidated affiliated real estate entity	(10)	-
Net cash provided by/(used in) investing activities	14,561	(30,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	4,668	12,309
Mortgage principal payments	(11,618)	(352)
Payment of loan fees and expenses	(25)	-
Redemption and cancellation of common shares	(456)	(929)
Contributions received from noncontrolling interests	-	21,895
Distributions paid to noncontrolling interests	(2,201)	(16,019)
Distributions paid to Company’s common stockholders	(3,743)	(3,801)
Net cash (used in)/provided financing activities	(13,375)	13,103

Change in cash, cash equivalents and restricted cash	(3,117)	(11,205)
Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of period	$19,466	$31,387

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$15,118	$30,492
Restricted cash	4,348	895
Total cash, cash equivalents and restricted cash	$19,466	$31,387

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Business and Structure

Lightstone Value Plus REIT I, Inc., a Maryland corporation (“Lightstone REIT I”), formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout the United States.

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2023, Lightstone REIT I held a 98% general partnership interest in the its Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2023, the Company (i) has ownership interests in and consolidates two operating properties, one development property and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties. Additionally, as of March 31, 2023, the Company has other real estate-related investments consisting of a preferred investment in a related party and a promissory loan it originated, through a joint venture with a related party, to an unaffiliated third-party borrower.

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

The Company also wholly owns and consolidates certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2023.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and its Operating Partnership and its subsidiaries (over which Lightstone REIT I exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, the Company accounts for the investment using the equity method of accounting.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

To qualify or maintain our qualification as a REIT, the Company engages in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

Revenues

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

For the Three Months ended March 31,
2023
Hotel revenues
Room revenue	$2,995
Food, beverage and other revenue	4,549
Total revenues	$7,544

Land Parcel Sale

The Company completed the disposition of a parcel of land, which was part of its St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the three months ended March 31, 2023.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, "Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments," which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses for financial instruments measured at amortized cost. For trade receivables, other receivables, and held-to-maturity debt instruments, entities are required to use a new forward looking expected loss model that generally will result in an earlier recognition of allowances for losses. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new standard, as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Supplemental Cash Flow Information

	For the Three Months Ended March 31,
	2023	2022
Cash paid for interest	$6,678	$2,806
Distributions declared but not paid	$3,820	$3,873
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$1,190	$3,289
Amortization of deferred financing costs included in development projects	$139	$669
Holding gain/loss on marketable securities	$151	$47
Value of shares issued from distribution reinvestment program	$83	$84

3.	Development Project - Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels the Company plans to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). Through March 31, 2023 and December 31, 2022, the Company has incurred and capitalized $95.7 million and $93.6 million of costs related to the development of the Exterior Street Project. During the three months ended March 31, 2023 and 2022, $1.5 million and $0.6 million, respectively, of interest was capitalized to the Exterior Street Project, which is classified as development project on the consolidated balance sheets.

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

The Company incurred pre-opening costs of $48 and $23 related to the Lower East Side Moxy Hotel during the three months ended March 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

5.	Investment in Unconsolidated Affiliated Real Estate Entity

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated real estate entity on the consolidated balance sheets. During the three months ended March 31, 2023, the Company’s made $10 of additional capital contributions to the Columbus Joint Venture.

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

Columbus Joint Venture Financial Information

The following table represents the condensed statement of operations for the Columbus Joint Venture:

For the Three Months Ended March 31, 2023
Revenues	$10,511
Property operating expenses	4,892
General and administrative income	(45)
Depreciation and amortization	4,746
Operating income	918
Interest expense and other, net	(7,206)
Net loss	$(6,288)
Company’s share of net loss (19.0%)	$(1,195)
Additional depreciation and amortization expense(1)	(25)
Company’s loss from investment	$(1,220)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheet for the Columbus Joint Venture:

	As of March 31, 2023	As of December 31, 2022
Real estate, at cost (net)	$455,065	$457,339
Cash and restricted cash	16,216	15,770
Other assets	7,656	10,096
Total assets	$478,937	$483,205

Mortgages payable, net	$384,712	$383,266
Other liabilities	9,041	8,495
Members’ equity	85,184	91,444
Total liabilities and members’ equity	$478,937	$483,205

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Investments in Related Parties

Preferred Investments

The Company previously entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle it to certain prescribed monthly preferred distributions. During the first quarter of 2023, the Company redeemed $2.3 million of its only remaining Preferred Investment, which is the 40 East End Avenue Preferred Investment, reducing its outstanding balance from $6.0 million to $3.7 million as of March 31, 2023, which is included in investments in related parties on the consolidated financial statements. The estimated fair value of 40 East End Avenue Preferred Investment approximates its carrying value based on market rates for similar instruments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Rate	2023	2022	2023	2022
40 East End Avenue	12%	$3,708	$6,000	$179	$180
East 11th Street	12%	-	-	-	255
Total Preferred Investments		$3,708	$6,000	$179	$435

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

Hotel Joint Venture

The Company has a 2.5% membership interest in the Hotel Joint Venture, which holds ownership interests in seven hotels. The carrying value of its investment was $0.9 million as of March 31, 2023 and December 31, 2022, which is included in investments in related parties on the consolidated balance sheets.

7.	Notes Receivable

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

During the three months ended March 31, 2023, the NR Joint Ventures made aggregate distributions of $1.3 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the three months ended March 31, 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million, principally to fund their respective shares of the Joint Venture Promissory Note that was originated. Additionally, during the three months ended March 31, 2022, the NR Joint Ventures made aggregate distributions of $15.4 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

The following tables summarize the Note Receivable as of the dates indicated:

Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
							As of March 31, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$(204)	$34,796	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

Joint Venture/Lender	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
LSC 1543 7th LLC	$1,498	$689
LSC 11640 Mayfield LLC	-	455
Total	$1,498	$1,144

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$20,421	$58	$(1,558)	$18,921
Marco OP Units and Marco II OP Units	19,227	4,202	-	23,429
	$39,648	$4,260	$(1,558)	$42,350

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,993	$-	$(2,103)	$20,890
Marco OP Units and Marco II OP Units	19,227	5,355	-	24,582
	42,220	5,355	(2,103)	45,472
Debt securities:
Corporate Bonds	602	-	(150)	452
Total	$42,822	$5,355	$(2,253)	$45,924

As of both March 31, 2023 and December 31, 2022, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $111.97 per share and $131.56 per share as of March 31, 2023 and 2022, respectively. Additionally, the closing price of Simon Stock was $117.48 per share as of December 31, 2022.

Throughout 2022 and continuing into 2023, financial markets have been experiencing increases in interest rates primarily as a result of higher inflation, leading to the lower market prices of the Company equity’s securities, especially those highly sensitive to movements in interest rates, such as REITs and preferred securities. Because of the change in the closing price of Simon Stock and the market price of the Company’s other equity securities, the Company incurred unrealized losses of $0.6 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively. These unrealized losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

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

For the three months ended March 31, 2023 and 2022, the Company recorded unrealized losses of $0.4 million and unrealized gains of $0.9 million, respectively, on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively cap the LIBOR through June 30, 2023 and its replacement rate thereafter at 3.00%. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair values of the interest rate cap contracts of $2.9 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively, are included in other assets on the consolidated balance sheets.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2023	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,085	$17,836	$-	$18,921
Marco OP and OP II Units	-	23,429	-	23,429
Total	$1,085	$41,265	$-	$42,350

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2,857	$-	$2,857

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (5.71% as of March 31, 2023) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2023 and December 31, 2022.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (6.21% as of March 31, 2023). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of March 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $12.9 million. No amounts were outstanding under the Line of Credit as of both March 31, 2023 and December 31, 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2023	Maturity Date	Amount Due at Maturity	As of March 31, 2023	As of December 31, 2022
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$67,783	$68,151
Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 7.75%)	11.96%	June 2024	86,852	86,852	82,811
Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	18.28%	June 2024	40,000	40,000	40,000
Exterior Street Project	SOFR + 2.60%	7.22%	November 2023	35,000	35,000	35,000
Exterior Street Project Supplemental	SOFR + 2.60%	7.22%	November 2023	7,000	7,000	7,000
LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	8.42%	December 2023	21,529	21,529	32,152
Total mortgages payable		9.91%		$255,698	258,164	265,114

Less: Deferred financing costs					(3,699)	(4,535)

Total mortgages payable, net					$254,465	$260,579

One-month LIBOR as of March 31, 2023 and December 31, 2022 was 4.86% and 4.39%, respectively. One-month SOFR as of March 31, 2023 and December 31, 2022 was 4.80% and 4.36%. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.30% as of March 31, 2023). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million.

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of March 31, 2023, the outstanding principal balance of the Moxy Senior Loan was $86.9 million, the interest rate was 12.61% and the remaining availability under the facility was up to $3.1 million, which is expected to be used to fund the remaining construction and pre-opening costs for the project. Additionally, the Company was required by the lender to deposit the $4.7 million of key money received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor (18.36% as of March 31, 2023), and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan.

In connection with the Moxy Construction Loans, the Company has provided certain completion and carry cost guarantees. The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2021.

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% (7.40% as of March 31, 2023) and their maturity dates were extended to November 24, 2023.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$64,615	$193,549	$-	$-	$-	$-	$258,164

Less: Deferred financing costs							(3,699)

Total principal maturities, net							$254,465

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2023, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of March 31, 2023) mature on November 24, 2023. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $21.5 million as of March 31, 2023) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The Company currently intends to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to extend the LSC 1543 7th LLC Loan pursuant to the extension option on or before its maturity date.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

10.	Equity

Distribution on Common Shares

On March 15, 2023, the Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending March 31, 2023. On April 15, 2023, the distribution of $3.7 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $11.58 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $12.19 as of September 30, 2022.

On May 10, 2023, the Company’s Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2023. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Additionally, on May 10, 2023, the Board of Directors declared a quarterly distribution for the quarterly period ending June 30, 2023 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

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

For the three months ended March 31, 2023, the Company repurchased 37,405 Common Shares at a weighted average price per share of $12.19. For the three months ended March 31, 2022, the Company repurchased 79,021 Common Shares at a weighted average price per share of $11.75.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Asset management fees (general and administrative costs)	$555	$154
Property management fees (property operating expenses)	72	80
Development fees and cost reimbursement (1)	406	884
Total	$1,033	$1,118

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed and the associated assets are placed in service. As of March 31, 2023 and December 31, 2022, the Company owed the Advisor and its affiliated entities $0.1 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three months ended March 31, 2023 and 2022, distributions of $0.5 million were declared and paid on the SLP units.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other assets, accounts payable, accrued expenses and other liabilities, due to related parties, tenant allowances and deposits payable and deferred rental income approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximate their fair values because the interest rates are variable and reflective of market rates.

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$258.2	$258.5	$265.1	$265.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

13.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money (“Key Money”) payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of both March 31, 2023 and December 31, 2022, the remaining unamortized balance of the Key Money was $4.7 million. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the key money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT I, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT I, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.” Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”), annualized revenue per square foot and where indicated in millions.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Business and Structure

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), (together with its operating partnership, Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial and, residential properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. We evaluate all of our real estate investments as one operating segment. As of March 31, 2023, we held a 98% general partnership interest in our Operating Partnership’s common units.

As of March 31, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties. Additionally, as of March 31, 2023, we have other real estate-related investments consisting of a preferred investment in a related party and a promissory loan we originated through a joint venture with a related party, to an unaffiliated third-party borrower. We evaluate all of our real estate investments as one operating segment.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Wholly Owned and Consolidated Real Estate Properties:

As of March 31, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2023	RevPAR for the Three Months Ended March 31, 2023	ADR for the Three Months Ended March 31, 2023
Lower East Side Moxy Hotel	Bowery, New York	2022	27,270	57%	$109.83	$193.13

Gantry Park Landing

We have a 59.2% majority ownership interest in a joint venture, between us and a related party, which developed, constructed and owns a 199-unit, luxury multifamily property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City. The following table contains certain information for Gantry Park Landing for the dates indicated.

	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2023	Annualized Revenues based on rents at March 31, 2023	Annualized Revenues per unit at March 31, 2023
Gantry Park Landing	Queens, New York	2013	199	100%	$9.4 million	$47,554

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2023 annualized.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan to construct a proposed mixed-use multifamily residential and commercial retail project (“Exterior Street Project”). Through March 31, 2023, we have incurred and capitalized $95.7 million of costs related to the development of the Exterior Street Project.

St. Augustine Land Holdings

Effective July 15, 2022, we ceased operations of our wholly owned St. Augustine Outlet Center, a retail property located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022. As a result, we own various adjacent land parcels (the “St. Augustine Land Holdings”) which are included in land and improvements on the consolidated balance sheets. During the first quarter of 2023, we completed the disposition of a parcel of land, which was part of the St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the three months ended March 31, 2023. The aggregate carrying value of the St. Augustine Land Holdings was $4.6 million and $4.9 million as of March 31, 2023 and December 31, 2022, respectively.

Unconsolidated Properties

Columbus Joint Venture

We hold a 19.0% joint venture ownership interest in the Columbus Joint Venture, which owns nine multifamily residential properties, which we account for using the equity method of accounting. The Columbus Joint Venture is between us and related parties. The following table contains certain information for these properties for the dates indicated.

	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2023	Annualized Revenues based on rents at March 31, 2023	Annualized Revenue per unit at March 31, 2023
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	91%	$40.1 Million	$17,141

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, a joint venture between us and a related party, which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any.

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

Results of Operations

Significant Transactions and Events during 2023 and 2022

Columbus Joint Venture - Acquisition of Columbus Properties

On November 29, 2022, we along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring nine multifamily properties (the “Columbus Properties”) located in the area of Columbus, Ohio for a contractual purchase price of $465.0 million. We have an ownership interest of 19% in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have ownership interests of 19% and 62%, respectively. Additionally, the Manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

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

Results of Operations

For the Three Months Ended March 31, 2023 vs. March 31, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues decreased slightly by $0.1 million to $2.4 million for the three months ended March 31, 2023 compared to $2.5 million for the same period in 2022.

Hotel revenues

Hotel revenues were $7.5 million for the three months ended March 31, 2023 as a result of the opening of the Lower East Side Moxy Hotel on October 27, 2022. Hotel revenues consisted of $3.0 million of room revenue and $4.5 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased by $0.3 million to $0.7 million for the three months ended March 31, 2023 compared to $1.0 million for the same period in 2022. The decrease reflects lower property operating costs of $0.3 million resulting from the closure of the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Hotel operating expenses

Hotel operating expenses were $7.6 million for the three months ended March 31, 2023 as a result of the opening of the Lower East Side Moxy Hotel on October 27, 2022. Hotel operating expenses consisted of $2.8 million of room expense and $4.8 million of food and beverage costs.

Real estate taxes

Real estate taxes were $0.1 million for both of the three months ended March 31, 2023 and 2022.

General and administrative costs

General and administrative costs increased by $0.4 million to $1.0 million for the three months ended March 31, 2023 compared to $0.6 million for the same period in 2022. The increase is primarily attributable to an increase in asset management fees resulting from our acquisition and investment activities.

Pre-opening costs

We incurred pre-opening costs of $48 and $23 related to the Lower East Side Moxy Hotel during the three months ended March 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Depreciation and amortization

Depreciation and amortization increased by $0.9 million to $1.7 million for the three months ended March 31, 2023 compared to $0.8 million for the same period in 2022. The increase is attributable to higher depreciation of $1.3 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022, partially offset by lower depreciation and amortization of $0.4 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Interest and dividend income

Interest and dividend income was $2.3 million for the both of three months ended March 31, 2023 and 2022.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $4.8 million to $5.2 million for the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the three months ended March 31, 2023 and 2022, $1.4 million and $3.0 million, respectively, of interest was capitalized to development projects.

Unrealized loss on marketable equity securities

During the three months ended March 31, 2023 and 2022, we recorded unrealized losses on marketable equity securities of $0.6 million and $9.0 million, respectively. These unrealized losses represented the change in the fair value of our marketable equity securities during those periods.

Gain/(Loss) on sale of marketable securities

During the three months ended March 31, 2023, we recorded a loss on the sale of marketable securities of $0.4 million and during the three months ended March 31, 2022, we recorded a gain on the sale of marketable securities of $1.3 million. These gains represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Mark to market adjustments on derivative financial instruments

During the three months ended March 31, 2023 and 2022, we recorded a negative mark to market adjustment of $0.4 million and a positive mark to market adjustment of $0.9 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Gain on disposition of real estate

During the three months ended March 31, 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of a parcel of land which was part of the St. Augustine Land Holdings.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity was $1.2 million during the three months ended March 31, 2023. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our unconsolidated 19.0% membership interest in the Columbus Joint Venture. We commenced recording our allocated portion of profit/loss beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2023, we had $15.1 million of cash on hand, $4.3 million of restricted cash and $42.4 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with revenues from our operating properties; interest and dividend income earned on our marketable securities, notes receivable and preferred investment; as well as proceeds received from the potential sales of our marketable securities, repayment of our notes receivable and redemption of our remaining preferred investment will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service, capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated real estate entity (Columbus Joint Venture), redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

Additionally, although construction of the Lower East Side Moxy Hotel, which opened on October 27, 2022, is substantially complete, we still have some remaining costs related to its development. However, these remaining costs are expected to be fully funded from the remaining availability under existing construction financings. See “Lower East Side Moxy Hotel” for additional information. We also have another development project, our Exterior Street Project, which is currently under development and for which we expect to seek construction financing and/or a joint venture arrangement to fund a substantial portion of its future development and construction costs. See “Exterior Street Project” for additional information.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2023, our total borrowings of $258.2 million represented 111% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Asset management fees (general and administrative costs)	$555	$154
Property management fees (property operating expenses)	72	80
Development fees and cost reimbursement(1)	406	884
Total	$1,033	$1,118

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company owed the Advisor and its affiliated entities $0.1 million and $0.7 million, respectively, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three months ended March 31, 2023 and 2022, distributions of $0.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2023	2022
Net cash flows (used in)/provided by operating activities	$(4,303)	$5,849
Net cash flows provided by/(used in) investing activities	14,561	(30,157)
Net cash flows (used in)/provided financing activities	(13,375)	13,103
Change in cash, cash equivalents and restricted cash	(3,117)	(11,205)

Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of the period	$19,466	$31,387

Operating activities

The net cash used in operating activities of $4.3 million for the three months ended March 31, 2023 consists of the following:

●	cash outflows of $2.4 million from our net loss after adjustment for non-cash items; and

●	cash outflows of $1.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $14.6 million for the three months ended March 31, 2023 consists primarily of the following:

●	purchases for development and investment property of $5.9 million;

●	aggregate proceeds from the partial redemption of our remaining preferred investment in related parties of $2.3 million;

●	proceeds from sale of a parcel of land of $1.4 million;

●	net proceeds from sales of marketable securities of $2.8 million; and

●	proceeds from the repayment of notes receivable of $14.0 million.

Financing activities

The net cash used in financing activities of $13.4 million for the three months ended March 31, 2023 is primarily related to the following:

●	debt principal payments of $11.6 million;

●	net proceeds from mortgage financing of $4.6 million;

●	redemptions and cancellation of common shares of $0.5 million;

●	aggregate distributions to our noncontrolling interests of $2.2 million; and

●	distributions to our common shareholders of $3.7 million.

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

We incurred pre-opening costs of $48 and $23 related to the Lower East Side Moxy Hotel during the three months ended March 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Construction Loans

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of March 31, 2023, the outstanding principal balance of the Moxy Senior Loan was $86.9 million, the interest rate was 12.61% and the remaining availability under the facility was up to $3.1 million, which is expected to be used to fund the remaining construction costs for the project. Additionally, we were required by the lender to deposit the $4.7 million of key money received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor (18.36% as of March 31, 2023), and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of March 31, 2023, the outstanding aggregate principal balance of the Moxy Junior Loan was $40.0 million.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. We also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both March 31, 2023 and December 31, 2022.

Preferred Investments

We previously entered into agreements with various related party entities that provided for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitle us to certain prescribed monthly preferred distributions. During the first quarter of 2023, we redeemed $2.3 million of our only remaining Preferred Investment, which is the 40 East End Avenue Preferred Investment, reducing its outstanding balance from $6.0 million to $3.7 million as of March 31, 2023, which is included in investments in related parties on the consolidated financial statements.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of March 31,	As of December 31,	Three Months Ended March 31,
Preferred Investments	Rate	2022	2022	2022	2022
40 East End Avenue	12%	$3,708	$6,000	$179	$180
East 11th Street	12%	-	-	-	255
Total Preferred Investments		$3,708	$6,000	$179	$435

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

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

The Note Receivable is summarized as follows:

Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
							As of March 31, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$(204)	$34,796	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
Joint Venture/Lender	2023	2022
LSC 1543 7th LLC	$1,498	$689
LSC 11640 Mayfield LLC	-	455
Total	$1,498	$1,144

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.30% as of March 31, 2023). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC (the “LSC 1543 7th LLC Note Receivable”). During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of the Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels we plan to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). Through March 31, 2023, we have incurred and capitalized $95.7 million of costs related to the development of the Exterior Street Project.

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2002. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans were adjusted to SOFR plus 2.60% (7.40% as of March 31, 2023) and their maturity dates were extended to November 24, 2023. As of March 31, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

The Exterior Street Loan requires monthly interest-only payments with the outstanding balance due in full at its maturity date. The Exterior Street Loan is collateralized by the Exterior Street Project.

Our Exterior Street Project is currently under development and we expect to seek construction financing and/or a joint venture arrangement to fund a substantial portion of its future development and construction costs. Current economic conditions as well as other uncertainties may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of March 31, 2023.

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$64,615	$193,549	$-	$-	$-	$-	$258,164
Interest Payments[1]	19,646	12,256	-	-	-	-	31,902
Total Contractual Obligations	$84,261	$205,805	$-	$-	$-	$-	$290,066

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate or SOFR rate, as applicable. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate or SOFR rate, as applicable as of March 31, 2023 was used.

As of March 31, 2023, we were in compliance with respect to all of our financial debt covenants.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (5.71% as of March 31, 2023) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2023 and December 31, 2022.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (6.21% as of March 31, 2023). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of March 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $12.9 million. No amounts were outstanding under the Line of Credit as of both March 31, 2023 and December 31, 2022.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of March 31, 2023) mature on November 24, 2023. We currently intend to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $21.5 million as of March 31, 2023) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. We currently intend to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to extend the LSC 1543 7th LLC Loan pursuant to its extension option on or before its maturity date.

However, if we are unable to extend or refinance any of our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

Distributions

Common Shares

On April 15, 2023, the distribution for the three-month period ending March 31, 2023 of $3.7 million was paid in full using a combination of cash and approximately 7,000 shares of our common stock issued pursuant to our distribution reinvestment program (the “DRIP”), at a discounted price of $11.58 per share, equal to 95% of our most current estimated net asset value (“NAV”) per share of $12.19 as of September 30, 2022.

On May 10, 2023, the Board of Directors authorized and we declared a distribution of $0.175 per share for the quarterly period ending June 30, 2023. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under our DRIP.

SLP Units

On May 10, 2023, the Board of Directors declared a quarterly distribution for the quarterly period ending June 30, 2023 on the SLP Units at an annualized rate of 7.0%. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

Future distributions, if any, declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses, our ability to refinance near-term debt, as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

SRP

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

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

For the three months ended March 31, 2023, we repurchased 37,405 Common Shares at a weighted average price per share of $12.19. For the three months ended March 31, 2022, we repurchased 79,021 Common Shares at a weighted average price per share of $11.75.

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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

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

We believe that, because MFFO excludes costs that we consider more reflective of other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

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

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(5,522)	$(4,965)
FFO adjustments:
Depreciation and amortization	1,668	849
Adjustments to equity earnings from unconsolidated affiliated entity	926	-
Gain on disposal of investment property	(1,121)	-

FFO	(4,049)	(4,116)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	959	8,144
Loss/(gain) on sale of marketable securities(2)	359	(1,339)

MFFO	(2,731)	2,689
Straight-line rent(3)	11	23
MFFO - IPA recommended format	$(2,720)	$2,712

Net loss	$(5,522)	$(4,965)
Less: income attributable to noncontrolling interests	(534)	(372)
Net losse applicable to Company’s common shares	$(6,056)	$(5,337)
Net loss per common share, basic and diluted	$(0.28)	$(0.24)

FFO	$(4,049)	$(4,116)
Less: FFO attributable to noncontrolling interests	(668)	(550)
FFO attributable to Company’s common shares	$(4,717)	$(4,666)
FFO per common share, basic and diluted	$(0.22)	$(0.21)

MFFO - IPA recommended format	$(2,720)	$2,712
Less: MFFO attributable to noncontrolling interests	(751)	(950)
MFFO attributable to Company’s common shares	$(3,471)	$1,762

Weighted average number of common shares outstanding, basic and diluted	21,818	22,129

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through
March 31, 2023
FFO attributable to Company’s common shares	$252,222
Distributions paid	$282,562

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date:	May 15, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)